Form 10-Q
period 2016-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2016-08-09
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
As of August 5, 2016, there were 87,997,986 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2016 - $36,982,728; 2015 - $35,823,710)	$39,863,803	$36,421,839
Held for investment, at amortized cost (fair value: 2016 - $68,542; 2015 - $65,377)	76,722	76,622
Equity securities, available for sale, at fair value (cost: 2016 - $7,518; 2015 - $7,515)	7,813	7,828
Mortgage loans on real estate	2,451,375	2,435,257
Derivative instruments	576,262	337,256
Other investments	292,776	291,530
Total investments	43,268,751	39,570,332

Cash and cash equivalents	1,547,041	397,749
Coinsurance deposits	4,120,911	3,187,470
Accrued investment income	377,393	362,104
Deferred policy acquisition costs	2,417,192	2,905,136
Deferred sales inducements	1,843,672	2,232,148
Deferred income taxes	—	232,683
Income taxes recoverable	35,677	29,599
Other assets	110,691	112,171
Total assets	$53,721,328	$49,029,392

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$49,432,481	$45,495,431
Other policy funds and contract claims	304,827	324,850
Notes payable	393,739	393,227
Subordinated debentures	241,650	241,452
Deferred income taxes	99,194	—
Other liabilities	636,047	629,897
Total liabilities	51,107,938	47,084,857

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2016 and 2015 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2016 - 82,278,771 shares (excluding 3,244,255 treasury shares); 2015 - 81,354,079 shares (excluding 3,448,750 treasury shares)	82,279	81,354
Additional paid-in capital	636,861	630,367
Accumulated other comprehensive income	893,232	201,663
Retained earnings	1,001,018	1,031,151
Total stockholders' equity	2,613,390	1,944,535
Total liabilities and stockholders' equity	$53,721,328	$49,029,392
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Premiums and other considerations	$11,458	$10,037	$18,803	$17,034
Annuity product charges	41,124	32,409	77,629	61,091
Net investment income	459,830	418,176	910,656	817,845
Change in fair value of derivatives	39,099	(23,024)	(34,966)	(54,124)
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	2,737	4,324	5,424	9,203
OTTI losses on investments:
Total OTTI losses	(762)	—	(6,780)	(132)
Portion of OTTI losses recognized in (from) other comprehensive income	(3,684)	(828)	(3,360)	(828)
Net OTTI losses recognized in operations	(4,446)	(828)	(10,140)	(960)
Total revenues	549,802	441,094	967,406	850,089

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	13,393	12,450	22,502	21,670
Interest sensitive and index product benefits	111,121	306,141	208,792	588,966
Amortization of deferred sales inducements	30,672	75,518	58,151	86,471
Change in fair value of embedded derivatives	284,303	(219,601)	550,160	(168,388)
Interest expense on notes payable	6,882	7,354	13,762	14,693
Interest expense on subordinated debentures	3,206	3,047	6,374	6,063
Amortization of deferred policy acquisition costs	50,665	104,700	100,378	118,986
Other operating costs and expenses	26,823	24,868	53,653	45,990
Total benefits and expenses	527,065	314,477	1,013,772	714,451
Income (loss) before income taxes	22,737	126,617	(46,366)	135,638
Income tax expense (benefit)	8,029	43,772	(16,233)	46,890
Net income (loss)	$14,708	$82,845	$(30,133)	$88,748

Earnings (loss) per common share	$0.18	$1.07	$(0.37)	$1.15
Earnings (loss) per common share - assuming dilution	$0.18	$1.05	$(0.37)	$1.12

Weighted average common shares outstanding (in thousands):
Earnings (loss) per common share	82,517	77,237	82,323	77,140
Earnings (loss) per common share - assuming dilution	83,184	79,227	83,073	79,173
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (loss)	$14,708	$82,845	$(30,133)	$88,748
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	555,412	(778,097)	1,060,760	(513,984)
Noncredit component of OTTI losses (1)	1,713	413	1,566	413
Reclassification of unrealized investment gains/losses to net income (loss) (1)	1,511	825	1,627	1,844
Other comprehensive income (loss) before income tax	558,636	(776,859)	1,063,953	(511,727)
Income tax effect related to other comprehensive income (loss)	(195,523)	271,900	(372,384)	179,105
Other comprehensive income (loss)	363,113	(504,959)	691,569	(332,622)
Comprehensive income (loss)	$377,821	$(422,114)	$661,436	$(243,874)

(1)	Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2015	$81,354	$630,367	$201,663	$1,031,151	$1,944,535
Net loss for period	—	—	—	(30,133)	(30,133)
Other comprehensive income	—	—	691,569	—	691,569
Share-based compensation, including excess income tax benefits	—	3,889	—	—	3,889
Issuance of 831,694 shares of common stock under compensation plans, including excess income tax benefits	832	2,699	—	—	3,531
Issuance of 92,998 shares of common stock to settle warrants that have reached their expiration	93	(94)	—	—	(1)
Balance at June 30, 2016	$82,279	$636,861	$893,232	$1,001,018	$2,613,390

Balance at December 31, 2014	$76,062	$513,218	$721,401	$829,195	$2,139,876
Net income for period	—	—	—	88,748	88,748
Other comprehensive loss	—	—	(332,622)	—	(332,622)
Share-based compensation, including excess income tax benefits	—	6,361	—	—	6,361
Issuance of 731,170 shares of common stock under compensation plans, including excess income tax benefits	732	4,667	—	—	5,399
Balance at June 30, 2015	$76,794	$524,246	$388,779	$917,943	$1,907,762
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income (loss)	$(30,133)	$88,748
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest sensitive and index product benefits	208,792	588,966
Amortization of deferred sales inducements	58,151	86,471
Annuity product charges	(77,629)	(61,091)
Change in fair value of embedded derivatives	550,160	(168,388)
Change in traditional life and accident and health insurance reserves	2,261	1,699
Policy acquisition costs deferred	(304,877)	(292,140)
Amortization of deferred policy acquisition costs	100,378	118,986
Provision for depreciation and other amortization	1,745	2,518
Amortization of discounts and premiums on investments	(5,342)	(6,528)
Realized gains/losses on investments and net OTTI losses recognized in operations	4,716	(8,243)
Change in fair value of derivatives	34,172	53,191
Deferred income taxes	(40,257)	3,096
Share-based compensation	3,448	3,347
Change in accrued investment income	(15,289)	(16,613)
Change in income taxes recoverable/payable	(6,078)	(12,636)
Change in other assets	706	178
Change in other policy funds and contract claims	(23,793)	(27,115)
Change in collateral held for derivatives	10,615	(97,273)
Change in other liabilities	(41,573)	13,141
Other	(7,793)	(4,817)
Net cash provided by operating activities	422,380	265,497

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	1,421,976	886,573
Mortgage loans on real estate	215,904	229,179
Derivative instruments	15,859	452,212
Other investments	11,597	10,930
Acquisition of investments:
Fixed maturity securities - available for sale	(2,542,281)	(3,312,404)
Mortgage loans on real estate	(229,328)	(239,408)
Derivative instruments	(289,412)	(275,523)
Other investments	(6,945)	(4,901)
Purchases of property, furniture and equipment	(506)	(592)
Net cash used in investing activities	(1,403,136)	(2,253,934)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$4,181,709	$3,095,837
Coinsurance deposits	(884,741)	(16,800)
Return of annuity policyholder account balances	(1,168,302)	(1,022,667)
Excess tax benefits realized from share-based compensation plans	441	3,014
Proceeds from issuance of common stock	3,779	5,399
Change in checks in excess of cash balance	(2,838)	(44,046)
Net cash provided by financing activities	2,130,048	2,020,737
Increase in cash and cash equivalents	1,149,292	32,300
Cash and cash equivalents at beginning of period	397,749	701,514
Cash and cash equivalents at end of period	$1,547,041	$733,814

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$19,390	$19,526
Income taxes	29,961	53,401
Non-cash operating activity:
Deferral of sales inducements	196,207	219,191
Non-cash financing activities:
Common stock issued to settle warrants that have expired	93	—
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company (“we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
New Accounting Pronouncements
In January 2016, the FASB issued an ASU that, among other aspects of recognition, measurement, presentation and disclosure of financial instruments, primarily requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Additionally, it changes the accounting for financial liabilities measured at fair value under the fair value option and eliminates some disclosures regarding fair value of financial assets and liabilities measured at amortized cost. This ASU will be effective for us on January 1, 2018, and we have not determined the effect it will have on our consolidated financial statements.
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
In June 2016, the FASB issued an ASU that significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model that requires these assets be presented at the net amount expected to be collected. In addition, credit losses on available for sale debt securities should be recorded through an allowance account.  This ASU will be effective for us on January 1, 2020, with early adoption permitted, and we have not yet determined the impact this updated guidance will have on our consolidated financial statements.

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$39,863,803	$39,863,803	$36,421,839	$36,421,839
Held for investment	76,722	68,542	76,622	65,377
Equity securities, available for sale	7,813	7,813	7,828	7,828
Mortgage loans on real estate	2,451,375	2,478,023	2,435,257	2,471,864
Derivative instruments	576,262	576,262	337,256	337,256
Other investments	292,776	291,107	285,044	290,075
Cash and cash equivalents	1,547,041	1,547,041	397,749	397,749
Coinsurance deposits	4,120,911	3,700,449	3,187,470	2,860,882
Interest rate caps	427	427	1,410	1,410
Counterparty collateral	91,457	91,457	82,312	82,312

Liabilities
Policy benefit reserves	49,086,249	41,155,256	45,151,460	38,435,515
Single premium immediate annuity (SPIA) benefit reserves	304,365	315,420	324,264	336,066
Notes payable	393,739	424,804	393,227	417,752
Subordinated debentures	241,650	229,881	241,452	216,933
Interest rate swap	5,971	5,971	3,139	3,139
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

Our assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2016
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$449,439	$442,226	$7,213	$—
United States Government sponsored agencies	1,380,266	—	1,380,266	—
United States municipalities, states and territories	3,975,544	—	3,975,544	—
Foreign government obligations	253,990	—	253,990	—
Corporate securities	26,383,116	7	26,383,109	—
Residential mortgage backed securities	1,392,441	—	1,392,441	—
Commercial mortgage backed securities	4,735,210	—	4,735,210	—
Other asset backed securities	1,293,797	—	1,293,797	—
Equity securities, available for sale: finance, insurance and real estate	7,813	—	7,813	—
Derivative instruments	576,262	—	576,262	—
Cash and cash equivalents	1,547,041	1,547,041	—	—
Interest rate caps	427	—	427	—
Counterparty collateral	91,457	—	91,457	—
	$42,086,803	$1,989,274	$40,097,529	$—
Liabilities
Interest rate swap	$5,971	$—	$5,971	$—
Fixed index annuities - embedded derivatives	6,499,015	—	—	6,499,015
	$6,504,986	$—	$5,971	$6,499,015

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of June 30, 2016 and December 31, 2015.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of both June 30, 2016 and December 31, 2015, we utilized an estimate of 3.10% for the expected cost of annual call options, which are based on estimated account value growth and a historical review of our actual option costs.

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

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
1 - 5	1.77%	1.58%	3.30%	3.08%
6 - 10	6.59%	8.55%	3.30%	3.55%
11 - 15	11.25%	12.01%	3.31%	3.59%
16 - 20	12.04%	12.99%	3.17%	3.22%
20+	11.69%	12.54%	3.17%	3.22%
Lapse rates are generally expected to increase as surrender charge percentages decrease. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.
The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Available for sale securities
Beginning balance	$—	$342	$—	$375
Principal returned	—	(9)	—	(21)
Amortization of premium/accretion of discount	—	(409)	—	(466)
Total gains (losses) (realized/unrealized):
Included in other comprehensive income (loss)	—	240	—	276
Included in operations	—	(138)	—	(138)
Ending balance	$—	$26	$—	$26
The Level 3 assets included in the table above are not material to our financial position, results of operations or cash flows, and it is management's opinion that the sensitivity of the inputs used in determining the fair value of these assets is not material as well.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$6,254,466	$5,865,171	$5,983,622	$5,574,653
Premiums less benefits	44,632	453,317	135,761	813,712
Change in fair value, net	199,917	(334,481)	379,632	(404,358)
Ending balance	$6,499,015	$5,984,007	$6,499,015	$5,984,007
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

The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at June 30, 2016, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $462.7 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $274.1 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $518.8 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $303.6 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.
3. Investments
At June 30, 2016 and December 31, 2015, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2016
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$446,560	$2,879	$—	$449,439
United States Government sponsored agencies	1,319,088	61,728	(550)	1,380,266
United States municipalities, states and territories	3,459,913	516,314	(683)	3,975,544
Foreign government obligations	234,382	25,063	(5,455)	253,990
Corporate securities	24,393,498	2,201,998	(212,380)	26,383,116
Residential mortgage backed securities	1,257,634	136,085	(1,278)	1,392,441
Commercial mortgage backed securities	4,600,531	173,501	(38,822)	4,735,210
Other asset backed securities	1,271,122	40,148	(17,473)	1,293,797
	$36,982,728	$3,157,716	$(276,641)	$39,863,803
Held for investment:
Corporate security	$76,722	$—	$(8,180)	$68,542

Equity securities, available for sale:
Finance, insurance, and real estate	$7,518	$295	$—	$7,813

December 31, 2015
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$470,567	$988	$(299)	$471,256
United States Government sponsored agencies	1,386,219	26,801	(14,409)	1,398,611
United States municipalities, states and territories	3,422,667	341,328	(8,628)	3,755,367
Foreign government obligations	210,953	12,547	(10,935)	212,565
Corporate securities	23,597,530	887,288	(682,424)	23,802,394
Residential mortgage backed securities	1,366,985	98,576	(3,489)	1,462,072
Commercial mortgage backed securities	4,238,265	41,412	(105,281)	4,174,396
Other asset backed securities	1,130,524	34,534	(19,880)	1,145,178
	$35,823,710	$1,443,474	$(845,345)	$36,421,839
Held for investment:
Corporate security	$76,622	$—	$(11,245)	$65,377

Equity securities, available for sale:
Finance, insurance, and real estate	$7,515	$313	$—	$7,828
At June 30, 2016, 35% of our fixed income securities have call features, of which 0.2% ($77.2 million) were subject to call redemption and another 2.9% ($1.1 billion) will become subject to call redemption during the next twelve months. Approximately 68% of our fixed income securities that have call features are not callable until within six months of their stated maturities.

The amortized cost and fair value of fixed maturity securities at June 30, 2016, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$320,122	$325,370	$—	$—
Due after one year through five years	2,673,105	2,836,994	—	—
Due after five years through ten years	10,956,902	11,483,761	—	—
Due after ten years through twenty years	8,357,708	9,305,285	—	—
Due after twenty years	7,545,605	8,490,945	76,722	68,542
	29,853,442	32,442,355	76,722	68,542
Residential mortgage backed securities	1,257,633	1,392,441	—	—
Commercial mortgage backed securities	4,600,531	4,735,210	—	—
Other asset backed securities	1,271,122	1,293,797	—	—
	$36,982,728	$39,863,803	$76,722	$68,542
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$2,881,370	$598,442
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(1,541,834)	(322,859)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	(468,838)	(96,454)
Net unrealized gains reported as accumulated other comprehensive income	$893,232	$201,663
The National Association of Insurance Commissioners (“NAIC”) assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations (“NRSRO’s”). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered “investment grade” while NAIC Class 3 through 6 designations are considered “non-investment grade.” Based on the NAIC designations, we had 97% and 98% of our fixed maturity portfolio rated investment grade at June 30, 2016 and December 31, 2015, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	June 30, 2016		December 31, 2015
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$23,685,524	$25,965,937	$23,363,259	$24,207,801
2	12,154,249	12,860,194	11,709,730	11,589,325
3	1,045,123	972,142	758,531	643,293
4	141,552	107,753	60,480	44,312
5	19,384	12,180	—	—
6	13,618	14,139	8,332	2,485
	$37,059,450	$39,932,345	$35,900,332	$36,487,216

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 411 and 1,246 securities, respectively) have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2016
Fixed maturity securities:
Available for sale:
United States Government sponsored agencies	$61,450	$(550)	$—	$—	$61,450	$(550)
United States municipalities, states and territories	—	—	6,752	(683)	6,752	(683)
Foreign government obligations	—	—	19,141	(5,455)	19,141	(5,455)
Corporate securities:
Finance, insurance and real estate	168,620	(8,462)	172,731	(7,056)	341,351	(15,518)
Manufacturing, construction and mining	354,576	(24,505)	764,467	(107,685)	1,119,043	(132,190)
Utilities and related sectors	209,329	(6,837)	345,800	(28,023)	555,129	(34,860)
Wholesale/retail trade	80,220	(2,736)	62,330	(7,574)	142,550	(10,310)
Services, media and other	97,145	(7,014)	151,222	(12,488)	248,367	(19,502)
Residential mortgage backed securities	39,184	(1,258)	653	(20)	39,837	(1,278)
Commercial mortgage backed securities	1,164,578	(38,822)	—	—	1,164,578	(38,822)
Other asset backed securities	304,638	(10,633)	98,345	(6,840)	402,983	(17,473)
	$2,479,740	$(100,817)	$1,621,441	$(175,824)	$4,101,181	$(276,641)
Held for investment:
Corporate security:
Insurance	$—	$—	$68,542	$(8,180)	$68,542	$(8,180)

December 31, 2015
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$37,730	$(299)	$—	$—	$37,730	$(299)
United States Government sponsored agencies	957,053	(14,409)	—	—	957,053	(14,409)
United States municipalities, states and territories	261,823	(8,474)	2,846	(154)	264,669	(8,628)
Foreign government obligations	42,966	(1,762)	15,463	(9,173)	58,429	(10,935)
Corporate securities:
Finance, insurance and real estate	2,077,223	(59,607)	49,912	(14,855)	2,127,135	(74,462)
Manufacturing, construction and mining	3,517,967	(246,456)	376,229	(131,003)	3,894,196	(377,459)
Utilities and related sectors	2,240,652	(138,940)	97,184	(22,565)	2,337,836	(161,505)
Wholesale/retail trade	473,050	(17,863)	38,682	(8,125)	511,732	(25,988)
Services, media and other	1,037,011	(39,937)	32,050	(3,073)	1,069,061	(43,010)
Residential mortgage backed securities	162,770	(2,958)	6,438	(531)	169,208	(3,489)
Commercial mortgage backed securities	2,679,510	(105,002)	11,495	(279)	2,691,005	(105,281)
Other asset backed securities	457,055	(10,581)	46,657	(9,299)	503,712	(19,880)
	$13,944,810	$(646,288)	$676,956	$(199,057)	$14,621,766	$(845,345)
Held for investment:
Corporate security:
Insurance	$65,377	$(11,245)	$—	$—	$65,377	$(11,245)
Based on the results of our process for evaluating available for sale securities in unrealized loss positions for other than temporary impairments, which is discussed in detail later in this footnote, we have determined that the unrealized losses on the securities in the preceding table are temporary. The unrealized losses at June 30, 2016 are principally related to select sectors of the credit markets with spreads that remain wide due to specific market concerns around metals, mining and energy.

The commodity related sectors had a high concentration of gross unrealized losses in our corporate fixed income securities portfolio as of June 30, 2016 and December 31, 2015. Commodity prices, specifically oil, gas and base metals, declined significantly in late 2015, but prices have risen in 2016 to levels that appear sustainable and should support prices and NRSRO ratings longer term. The value of oil has been significantly depressed as the amount of supply from new production has exceeded demand. In addition, iron ore and other key industrial metals have depressed prices as investors perceive the economic slowdown in Asia Pacific will curb demand as supply remains high. The companies in the metal and mining sectors experienced the largest decline in values of their debt in late 2015. In the above table, oil and metals and mining exposure is reflected within the foreign government; manufacturing, construction and mining; and utilities and related sectors. Within these sectors, we continue to monitor the impact to our investment portfolio for those companies that may be adversely affected, both directly and indirectly. Even though the energy holdings and a majority of the metals and mining holdings have seen significant improvements in values as oil and iron ore prices have increased, they could continue to see price volatility and possible downgrades in credit ratings. If oil and commodity prices fall lower and remain at depressed levels for an extended period of time or decline further, certain issuers and investments may come under further stress. At this time, we believe the unrealized losses are temporary due to the fact that the price decline is driven by an over-supply of oil in the energy sector, which we feel is unsustainable long term. Our exposure is in companies that we believe have more financial flexibility and significant operational scale to manage through the downturn. In addition, price declines in the metal and mining sector have been heavily influenced by excess production and softer demand. Companies in the mining sector are more susceptible to rating downgrades and we believe companies will be under continued financial strain if prices decline again. We believe company issuers in our portfolio will be able to meet their debt service obligations.
Approximately 56% and 84% of the unrealized losses on fixed maturity securities shown in the above table for June 30, 2016 and December 31, 2015, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the fixed maturity securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains on investments for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$820	$(17,326)	$3,065	$(10,227)
Investments carried at fair value:
Fixed maturity securities, available for sale	$1,167,861	$(1,547,155)	$2,282,946	$(1,026,989)
Equity securities, available for sale	(1)	11	(18)	53
	1,167,860	(1,547,144)	2,282,928	(1,026,936)
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(609,224)	770,285	(1,218,975)	515,209
Deferred income tax asset/liability	(195,523)	271,900	(372,384)	179,105
	(804,747)	1,042,185	(1,591,359)	694,314
Change in net unrealized gains on investments carried at fair value	$363,113	$(504,959)	$691,569	$(332,622)
Proceeds from sales of available for sale securities for the six months ended June 30, 2016 and 2015 were $186.1 million and $242.8 million, respectively. Scheduled principal repayments, calls and tenders for available for sale securities for the six months ended June 30, 2016 and 2015 were $1.2 billion and $643.8 million, respectively.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains (losses) on investments, excluding net OTTI losses for the three and six months ended June 30, 2016 and 2015, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$4,604	$2,212	$6,091	$4,500
Gross realized losses	(1,368)	(511)	(2,599)	(800)
	3,236	1,701	3,492	3,700
Other investments:
Gain on sale of real estate	705	195	836	1,033
Loss on sale of real estate	(1)	(193)	(93)	(575)
Impairment losses on real estate	—	—	—	(629)
	704	2	743	(171)
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	(2,885)	(499)	(3,833)	1,299
Recovery of specific allowance	1,682	3,120	5,022	4,375
	(1,203)	2,621	1,189	5,674
	$2,737	$4,324	$5,424	$9,203
Losses on available for sale fixed maturity securities were realized primarily due to strategies to reposition the fixed maturity security portfolio that result in improved net investment income, credit risk or duration profiles as they pertain to our asset liability management.
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
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the six months ended June 30, 2016 and 2015, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Six months ended June 30, 2016
Prime	2005	7.7%	7.7%	14%	14%	50%	50%
	2006	7.3%	7.3%	13%	13%	50%	50%
	2007	6.2%	6.4%	18%	31%	50%	55%
Alt-A	2005	7.4%	7.4%	11%	11%	60%	60%

Six months ended June 30, 2015
Prime	2006	6.5%	6.5%	14%	14%	40%	40%
	2007	6.4%	7.0%	15%	19%	55%	55%
Alt-A	2005	5.6%	5.6%	99%	99%	2%	2%
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

The following table summarizes other than temporary impairments for the three and six months ended June 30, 2016 and 2015, by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized in (from) Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Three months ended June 30, 2016
Fixed maturity securities, available for sale:
Residential mortgage backed securities	2	$—	$(202)	$(202)
Commercial mortgage backed securities	2	(762)	—	(762)
Other asset backed securities	1	—	(3,482)	(3,482)
	5	$(762)	$(3,684)	$(4,446)

Three months ended June 30, 2015
Fixed maturity securities, available for sale:
Residential mortgage backed securities	3	$—	$(828)	$(828)

Six months ended June 30, 2016
Fixed maturity securities, available for sale:
Corporate securities:
Energy	2	$(642)	$—	$(642)
Telecommunications	1	(4,462)	562	(3,900)
Utilities	1	(136)	—	(136)
Residential mortgage backed securities	6	—	(440)	(440)
Commercial mortgage backed securities	5	(1,540)	—	(1,540)
Other asset backed securities	1	—	(3,482)	(3,482)
	16	$(6,780)	$(3,360)	$(10,140)

Six months ended June 30, 2015
Fixed maturity securities, available for sale:
Residential mortgage backed securities	4	$(132)	$(828)	$(960)
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(151,518)	$(127,182)	$(145,824)	$(127,050)
Credit losses on securities for which OTTI has not previously been recognized	(762)	—	(6,218)	(132)
Additional credit losses on securities for which OTTI has previously been recognized	(3,684)	(828)	(3,922)	(828)
Accumulated losses on securities that were disposed of during the period	1,556	—	1,556	—
Cumulative credit loss at end of period	$(154,408)	$(128,010)	$(154,408)	$(128,010)

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income (loss), by major type of security, for securities that are part of our investment portfolio at June 30, 2016 and December 31, 2015:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
June 30, 2016
Fixed maturity securities, available for sale:
Corporate securities	$8,764	$(3,537)	$7,234	$12,461
Residential mortgage backed securities	416,615	(170,284)	200,735	447,066
Commercial mortgage backed securities	16,646	—	206	16,852
Other asset backed securities	4,854	(1,643)	(1,533)	1,678
	$446,879	$(175,464)	$206,642	$478,057
December 31, 2015
Fixed maturity securities, available for sale:
Corporate securities	$6,396	$(2,975)	$9	$3,430
Residential mortgage backed securities	466,871	(170,724)	199,149	495,296
Other asset backed securities	8,154	(5,125)	(553)	2,476
	$481,421	$(178,824)	$198,605	$501,202
4. Mortgage Loans on Real Estate
Our mortgage loan portfolio is summarized in the following table. There were commitments outstanding of $66.5 million at June 30, 2016.

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Principal outstanding	$2,463,412	$2,449,909
Loan loss allowance	(10,852)	(14,142)
Deferred prepayment fees	(1,185)	(510)
Carrying value	$2,451,375	$2,435,257

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

	June 30, 2016		December 31, 2015
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$672,512	27.3%	$698,113	28.5%
Middle Atlantic	160,283	6.5%	160,261	6.6%
Mountain	234,568	9.5%	252,442	10.3%
New England	12,944	0.6%	13,161	0.5%
Pacific	385,306	15.6%	355,268	14.5%
South Atlantic	472,253	19.2%	456,227	18.6%
West North Central	325,402	13.2%	313,120	12.8%
West South Central	200,144	8.1%	201,317	8.2%
	$2,463,412	100.0%	$2,449,909	100.0%
Property type distribution
Office	$341,209	13.9%	$396,154	16.2%
Medical Office	72,087	2.9%	77,438	3.2%
Retail	815,013	33.1%	790,158	32.2%
Industrial/Warehouse	690,503	28.0%	686,400	28.0%
Hotel	3,255	0.1%	3,361	0.1%
Apartment	372,459	15.1%	352,971	14.4%
Mixed use/other	168,886	6.9%	143,427	5.9%
	$2,463,412	100.0%	$2,449,909	100.0%
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

The following table presents a rollforward of our specific and general loss allowances for mortgage loans on real estate:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(5,750)	$(6,000)	$(12,452)	$(7,000)
Charge-offs	2,101	—	15	—
Recoveries	1,682	—	3,120	—
Change in provision for credit losses	(2,585)	(300)	1	(500)
Ending allowance balance	$(4,552)	$(6,300)	$(9,316)	$(7,500)

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(7,842)	$(6,300)	$(12,333)	$(10,300)
Charge-offs	2,101	—	143	—
Recoveries	5,022	—	4,375	—
Change in provision for credit losses	(3,833)	—	(1,501)	2,800
Ending allowance balance	$(4,552)	$(6,300)	$(9,316)	$(7,500)
The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Individually evaluated for impairment	$10,342	$21,277
Collectively evaluated for impairment	2,453,070	2,428,632
Total loans evaluated for impairment	$2,463,412	$2,449,909
Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the mortgage loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of other investments and the mortgage loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. Recoveries are situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance).
During the three and six months ended June 30, 2016 and 2015, no mortgage loans were satisfied by taking ownership of any real estate serving as collateral. The following table summarizes the activity in the real estate owned, included in Other investments, which was obtained in satisfaction of mortgage loans on real estate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Real estate owned at beginning of period	$5,356	$14,611	$6,485	$20,238
Real estate acquired in satisfaction of mortgage loans	—	—	—	—
Sales	(5,338)	(1,581)	(6,444)	(6,480)
Impairments	—	—	—	(629)
Depreciation	(18)	(72)	(41)	(171)
Real estate owned at end of period	$—	$12,958	$—	$12,958

We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,453,915	$2,438,341
In workout	1,648	11,568
Delinquent	—	—
Collateral dependent	7,849	—
	$2,463,412	$2,449,909
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
Mortgage loans are considered delinquent when they become 60 days or more past due. In general, when loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. Outstanding principal of loans in a non-accrual status at June 30, 2016 and December 31, 2015 totaled $7.8 million and $0.0 million, respectively.
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
Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
June 30, 2016	$—	$—	$—	$—	$2,455,563	$7,849	$2,463,412
December 31, 2015	$—	$—	$—	$—	$2,449,909	$—	$2,449,909

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
June 30, 2016
Mortgage loans with an allowance	$5,790	$10,342	$(4,552)
Mortgage loans with no related allowance	4,723	4,723	—
	$10,513	$15,065	$(4,552)
December 31, 2015
Mortgage loans with an allowance	$13,435	$21,277	$(7,842)
Mortgage loans with no related allowance	8,859	8,859	—
	$22,294	$30,136	$(7,842)

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Three months ended June 30, 2016
Mortgage loans with an allowance	$6,921	$164
Mortgage loans with no related allowance	4,737	74
	$11,658	$238
Three months ended June 30, 2015
Mortgage loans with an allowance	$15,518	$394
Mortgage loans with no related allowance	11,856	180
	$27,374	$574
Six months ended June 30, 2016
Mortgage loans with an allowance	$7,166	$329
Mortgage loans with no related allowance	4,793	150
	$11,959	$479
Six months ended June 30, 2015
Mortgage loans with an allowance	$15,893	$738
Mortgage loans with no related allowance	11,873	372
	$27,766	$1,110
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. A summary of mortgage loans on commercial real estate with outstanding principal at June 30, 2016 and December 31, 2015 that we determined to be TDRs are as follows:

Geographic Region	Number of TDRs	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
June 30, 2016
South Atlantic	2	$3,881	$(461)	$3,420
East North Central	1	2,061	(467)	1,594
	3	$5,942	$(928)	$5,014
December 31, 2015
South Atlantic	6	$11,155	$(2,992)	$8,163
East North Central	2	3,306	(467)	2,839
West North Central	1	5,913	—	5,913
	9	$20,374	$(3,459)	$16,915
5. Derivative Instruments
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$576,262	$337,256
Other assets
Interest rate caps	427	1,410
	$576,689	$338,666
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$6,499,015	$5,983,622
Other liabilities
Interest rate swap	5,971	3,139
	$6,504,986	$5,986,761

The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$40,394	$(20,141)	$(30,357)	$(49,361)
2015 notes hedges	—	(3,942)	—	(3,375)
Interest rate swap	(982)	827	(3,626)	(934)
Interest rate caps	(313)	232	(983)	(454)
	$39,099	$(23,024)	$(34,966)	$(54,124)
Change in fair value of embedded derivatives:
Fixed index annuities—embedded derivatives	$199,917	$(334,481)	$379,632	$(404,358)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	84,386	118,822	170,528	239,345
2015 notes embedded conversion derivative	—	(3,942)	—	(3,375)
	$284,303	$(219,601)	$550,160	$(168,388)
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

The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			June 30, 2016		December 31, 2015
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A	A1	$6,555,160	$124,871	$6,257,861	$67,662
Barclays	A-	A2	2,677,943	58,261	2,463,768	35,273
BNP Paribas	A	A1	1,154,557	25,532	1,520,710	16,944
Citibank, N.A.	A	A1	3,667,666	46,160	3,786,498	23,587
Credit Suisse	A	A2	1,573,916	29,563	1,278,492	12,508
Deutsche Bank	BBB+	Baa2	557,990	6,167	1,349,002	10,704
J.P. Morgan	A+	Aa3	1,308,604	24,114	838,982	5,283
Morgan Stanley	A	A1	3,322,720	38,833	3,465,457	33,171
Royal Bank of Canada	AA-	Aa3	3,260,997	76,346	2,820,410	48,654
SunTrust	A-	Baa1	1,542,351	38,407	1,308,434	20,028
Wells Fargo	AA-	Aa2	4,426,882	105,968	4,187,955	63,442
Exchange traded			99,949	2,040	—	—
			$30,148,735	$576,262	$29,277,569	$337,256
As of June 30, 2016 and December 31, 2015, we held $369.5 million and $349.8 million, respectively, of cash and cash equivalents and other securities from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $205.3 million and $36.9 million at June 30, 2016 and December 31, 2015, respectively.
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
Details regarding the interest rate swap are as follows:

	Notional		Pay		June 30, 2016	December 31, 2015
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	LIBOR	2.415%	SunTrust	$(5,971)	$(3,139)
Details regarding the interest rate caps are as follows:

	Notional		Cap		June 30, 2016	December 31, 2015
Maturity Date	Amount	Floating Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	LIBOR	2.50%	SunTrust	$213	$708
July 8, 2021	12,000	LIBOR	2.50%	SunTrust	64	212
July 29, 2021	27,000	LIBOR	2.50%	SunTrust	150	490
	$79,000				$427	$1,410
The interest rate swap converts floating rates to fixed rates for seven years which began in March 2014. The interest rate caps cap our interest rates for seven years which began in July 2014. As of June 30, 2016, we deposited $5.7 million of collateral with the counterparty to the swap.

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
In separate transactions, we sold warrants (the "2015 warrants") to the 2015 notes hedges counterparties for the purchase of up to 16.0 million shares of our common stock at a price of $16.00 per share. We received $15.6 million in cash proceeds from the sale of the 2015 warrants, which was recorded as an increase in additional paid-in capital. The number of shares and strike price of the warrants were subject to adjustment based on dividends we paid subsequent to selling the warrants. The warrants expired on various dates from December 2015 through June 2016. Changes in the fair value of these warrants were not recognized in our consolidated financial statements as the instruments remained classified as equity.
In December 2015, we began settling the 2015 warrants in net shares on a weekly basis, and as of June 30, 2016, 140,866 shares of our common stock had been delivered to holders of the expiring warrants, of which 92,998 shares were issued during the six months ended June 30, 2016. As of June 30, 2016, all of the 2015 warrants have been settled. 2015 warrants remained outstanding on 1.6 million shares of our common stock at a strike price of $15.59 per share at December 31, 2015. The average price of our common stock exceeded the strike price of the 2015 warrants for the six months ended June 30, 2016, and the three and six months ended June 30, 2015, and the effect has been included in diluted earnings per share for the three periods.
6. Notes Payable
We have a $140 million unsecured revolving line of credit agreement with five banks that terminates on November 22, 2017. The interest rate is floating at a rate based on our election that will be equal to the alternate base rate (as defined in the credit agreement) plus the applicable margin or the adjusted LIBOR rate (as defined in the credit agreement) plus the applicable margin. We also pay a commitment fee based on the available unused portion of the credit facility. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the credit facility. Based upon our current credit rating, the applicable margin is 0.75% for alternate base rate borrowings and 1.75% for adjusted LIBOR rate borrowings, and the commitment fee is 0.30%. Under this agreement, we are required to maintain a minimum risk-based capital ratio at our subsidiary, American Equity Investment Life Insurance Company ("American Equity Life"), of 275%, a maximum ratio of adjusted debt to total adjusted capital of 0.35, and a minimum level of statutory surplus at American Equity Life equal to the sum of 1) 80% of statutory surplus at September 30, 2013, 2) 50% of the statutory net income for each fiscal quarter ending after September 30, 2013, and 3) 50% of all capital contributed to American Equity Life after September 30, 2013. The agreement contains an accordion feature that allows us, on up to three occasions and subject to credit availability, to increase the credit facility by an additional $50 million in the aggregate. We also have the ability to extend the maturity date by an additional one year past the initial maturity date of November 22, 2017 with the consent of the extending banks. There are currently no guarantors of the credit facility, but certain of our subsidiaries must guarantee our obligations under the credit agreement if such subsidiaries guarantee other material amounts of our debt. No amounts were outstanding at June 30, 2016 and December 31, 2015. As of June 30, 2016, $311.0 million is unrestricted and could be distributed to shareholders and still be in compliance with all covenants under this credit agreement.
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). The maximum amount borrowed was $40.6 million during the six months ended June 30, 2015. When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $0.9 million for the six months ended June 30, 2015. We had no borrowings under repurchase agreements during the three and six months ended June 30, 2016 and the three months ended June 30, 2015. The weighted average interest rate on amounts due under repurchase agreements was 0.39% for the six months ended June 30, 2015.

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
The Los Angeles Case was a consolidated action involving several lawsuits filed by putative class members seeking class action status for a national class of purchasers of annuities issued by us. On July 30, 2013, the parties entered into a settlement agreement and stipulated to certification of the case as a class action for settlement purposes only. A class member filed an appeal with the United States Court of Appeals for the Ninth Circuit on February 28, 2014. On February 17, 2016, the United States Court of Appeals for the Ninth Circuit affirmed the terms of the settlement agreement and on April 6, 2016, the class member’s subsequent request for a rehearing en banc was denied. All remaining opportunities for appeal have passed.
We estimate our litigation liability in this matter to be $11.1 million based on our best estimate of probable loss. There can be no assurance that any other pending or future litigation will not have a material adverse effect on our business, financial condition, or results of operations.
In addition to our commitments to fund mortgage loans, we have unfunded commitments at June 30, 2016 to limited partnerships of $36.5 million and to secured bank loans of $13.5 million.
8. Earnings (Loss) Per Share and Stockholders' Equity
Earnings (Loss) Per Share
The following table sets forth the computation of earnings (loss) per common share and earnings (loss) per common share - assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) - numerator for earnings (loss) per common share	$14,708	$82,845	$(30,133)	$88,748

Denominator:
Weighted average common shares outstanding (1)	82,516,927	77,237,200	82,322,919	77,139,992
Effect of dilutive securities:
2015 warrants	—	779,926	30,439	793,132
Stock options and deferred compensation agreements	353,052	1,087,893	422,809	1,123,614
Restricted stock and restricted stock units	314,158	122,298	296,649	116,405
Denominator for earnings (loss) per common share - assuming dilution	83,184,137	79,227,317	83,072,816	79,173,143

Earnings (loss) per common share	$0.18	$1.07	$(0.37)	$1.15
Earnings (loss) per common share - assuming dilution	$0.18	$1.05	$(0.37)	$1.12

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan.

Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
		Minimum	Maximum
Three months ended June 30, 2016	1,061,541	$24.79	$24.79
Three months ended June 30, 2015	—	$—	$—
Six months ended June 30, 2016	1,061,541	$24.79	$24.79
Six months ended June 30, 2015	—	$—	$—
Stockholders' Equity
In August 2015, we completed an underwritten public offering of 8,600,000 shares of our common stock at a public offering price of $25.25 per share, of which 4,300,000 shares remained subject to a forward sale agreement as of June 30, 2016. The underwriters exercised in full their option to purchase 1,290,000 additional shares of common stock, which was subject to a separate forward sale agreement. Settlement of the forward sale agreements occurred on August 1, 2016 as we issued 5,590,000 shares of our common stock and received $134.7 million in net proceeds. We contributed the net proceeds from the settlement to the capital and surplus of American Equity Life.
The forward sale agreements had no initial fair value since they were entered into at the then market price of the common stock. The forward sale agreements are equity instruments and qualify for an exception from derivative and fair value accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at June 30, 2016, and the unaudited consolidated results of operations for the three and six month periods ended June 30, 2016 and 2015, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Our business model contemplates continued growth in invested assets and operating income while maintaining a high quality investment portfolio that will not experience significant losses from impairments of invested assets. We are committed to maintaining a high quality investment portfolio with limited exposure to below investment grade securities and other riskier assets. Growth in invested assets is predicated on a continuation of our high sales achievements of the last five years while at the same time maintaining a high level of retention of the funds received. The economic and personal investing environments continue to be conducive for high sales levels as retirees and others look to put their money in instruments that will protect their principal and provide them with consistent cash flow sources in their retirement years. However, the U.S. Department of Labor (“DOL”) issued its final conflict of interest fiduciary rule and related prohibited transaction exemptions on April 6, 2016. The DOL rule prohibits the payments of commissions on the sales of annuities to qualified accounts unless those commissions are paid pursuant to one of two specified exemptions. A significant portion of our fixed index annuity sales are to individual retirement accounts through independent insurance agents which could be adversely affected when the rule takes effect in April 2017. Sales of fixed index annuities through broker/dealers and banks would also be affected but a smaller portion of our fixed index annuity sales in those distribution channels are to qualified accounts. We are continuing to analyze the rule and developing our strategy for compliance and products. If the rule goes into effect as issued, the disruption in fixed index annuity sales could be partially mitigated by updating and expanding our menu of traditional declared rate fixed annuities that offer lifetime income benefit riders. While these products would also be subject to the new DOL rule, they are covered under the less onerous of the two prohibited transaction exemptions. For additional discussion of the DOL rule and the risks it poses to our business, see Part II Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2016.

Our profitability depends in large part upon:

•	the amount of assets under our management,

•	investment spreads we earn on our policyholder account balances,

•	our ability to manage our investment portfolio to maximize returns and minimize risks such as interest rate changes and defaults or impairment of investments,

•	our ability to manage interest rates credited to policyholders and costs of the options purchased to fund the annual index credits on our fixed index annuities,

•	our ability to manage the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders) and

•	our ability to manage our operating expenses.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Average yield on invested assets	4.54%	4.78%	4.56%	4.76%
Aggregate cost of money	1.92%	1.94%	1.92%	1.96%
Aggregate investment spread	2.62%	2.84%	2.64%	2.80%

Impact of:
Investment yield - additional prepayment income	0.04%	0.07%	0.06%	0.04%
Cost of money benefit of over hedging	—%	0.07%	—%	0.06%
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
We are currently in the midst of an unprecedented period of low interest rates and low yields for investments with the credit quality we prefer which presents a strong headwind to achieving our 3.00% target rate for investment spread. In response to this persistent low interest rate environment, we have been reducing policyholder crediting rates for new annuities and existing annuities since the fourth quarter of 2011. Spread results for the 2016 and 2015 periods reflect the benefits from these reductions; however, the reductions in cost of money have been less than and were offset by lower yields from investment purchases.
Substantially all of our previous renewal rate adjustments were implemented by June 30, 2016 and new adjustments covering $16 - 17 billion of policyholder account values will begin on September 1, 2016. On an individual policy basis, the effect of these adjustments on the cost of money ranges from 10 to 40 basis points. In addition, there are $7.4 billion of policyholder account values that will be evaluated for renewal rate adjustments that would begin on December 6, 2016. These changes are expected to reduce a portion of the 0.52% cost of money differential between existing rates and guaranteed minimum rates we had at June 30, 2016.
In April 2016, we reduced new money rates on many of our products by approximately 10 basis points and during the second quarter of 2016 reduced rates twice on our multi-year rate guaranteed annuity products for a total of 35 basis points. Market conditions changed appreciably at the end of the second quarter of 2016 following the Brexit vote and those conditions have persisted in the third quarter of 2016. Investment yields available to us in the third quarter of 2016 have been significantly lower than the first six months of the year and we invested approximately $875 million in July at a weighted average rate of 3.33%. Investment yields at these levels will continue to put downward pressure on our investment spread and that of our competitors as well as new money rates and product terms. We have already observed new money crediting rate and product term adjustments from several of our competitors and expect to announce changes to our new money rates and product terms in the near future.
Life insurance companies are subject to the NAIC risk-based capital (RBC) requirements which are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Rating agencies utilize a form of RBC to partially determine capital strength of insurance companies. Our RBC ratio at December 31, 2015 was 336%, and our estimated RBC ratio at June 30, 2016 was 312%.

In August 2015, we completed an underwritten public offering of 9,890,000 shares of our common stock at a public offering price of $25.25 per share, of which 5,590,000 shares were subject to forward sale agreements as of June 30, 2016. We physically settled the forward sales agreements on August 1, 2016 by delivery of the 5.6 million shares of our common stock and contributed the $134.7 million in net proceeds from the settlement to the capital and surplus of American Equity Life to support continued growth and maintain desired financial strength ratings. On a pro forma basis, assuming the net proceeds were invested in securities with a NAIC 1 designation, the estimated RBC ratio at June 30, 2016 was 328%.
Our capital planning in conjunction with the 2015 equity offering included two alternatives for maintaining adequate regulatory capital should sales growth outpace the capital generated by the net cash proceeds from the equity offering and the forward sales agreements. The two alternatives were reinsurance solutions and issuing additional debt. During the second quarter of 2016, we explored a reinsurance transaction which we intended to partially fund with cash and short-term investments with several potential reinsurance counterparties. The pricing of the proposed transaction was negatively affected by the declines in investment yields following the Brexit vote in late June, and we decided not to proceed and suspended the proposed transaction. Although the current outlook for sales has moderated, we are considering the issuance of additional debt within parameters that would not jeopardize our current ratings from rating agencies. Additional debt within these parameters would enhance our financial flexibility and the current interest rate environment makes it an attractive time for debt financing.
Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015
Annuity deposits by product type collected during the three and six months ended June 30, 2016 and 2015, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2016	2015	2016	2015
	(Dollars in thousands)
Fixed index annuities	$1,525,546	$1,757,193	$3,213,548	$2,984,433
Annual reset fixed rate annuities	15,866	13,137	32,571	24,187
Multi-year fixed rate annuities	550,558	17,715	935,590	87,217
Single premium immediate annuities	8,313	9,632	13,627	18,164
Total before coinsurance ceded	2,100,283	1,797,677	4,195,336	3,114,001
Coinsurance ceded	594,269	68,952	1,055,255	173,946
Net after coinsurance ceded	$1,506,014	$1,728,725	$3,140,081	$2,940,055
Annuity deposits before coinsurance ceded increased 17% during the second quarter of 2016 and 35% during the six months ended June 30, 2016 compared to the same periods in 2015. We attribute the increases in sales to our attractive product offerings, our consistent presence in the fixed index annuity market, our continued strong relationships with and excellent service provided to our distribution partners, the increased attractiveness of safe money products in volatile markets and lower interest rates on competing products such as bank certificates of deposit. In addition, the rates on our multi-year rate guaranteed (MYGA) fixed annuity products were more competitive during the three and six months ended June 30, 2016 and translated into a significant increase in sales of those products.
We coinsure 80% of the premiums received from (1) MYGA fixed annuity products and (2) fixed index annuities sold by Eagle Life Insurance Company ("Eagle Life") through broker/dealers and banks. The increases in coinsurance ceded premiums are attributable to the increases in premiums from these sources. Eagle Life's fixed index annuity premiums increased to $189.7 million and $377.0 million during the three and six months ended June 30, 2016, respectively, compared to $67.3 million and $128.2 million in the same periods of 2015, respectively. These increases were attributable to an expansion in the number of distribution relationships selling Eagle Life's fixed index annuities from 28 relationships as of June 30, 2015 to 51 relationships as of June 30, 2016 and increased sales from many of the relationships that were selling Eagle Life's fixed index annuities in both periods.
Gross sales in the first half of 2016 were on a record pace. However, based upon recent trends and the competitive environment, we anticipate moderation of sales in the second half of the year. In particular, sales of MYGA fixed annuities should be much lower in the second half of 2016 than they were in the first six months of the year.
Net income (loss), in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 16% to $43.1 billion for the second quarter of 2016 and 16% to $42.5 billion for the six months ended June 30, 2016 compared to $37.3 billion and $36.6 billion for the same periods in 2015. Our investment spread measured in dollars was $248.9 million for the second quarter of 2016 and $492.5 million for the six months ended June 30, 2016 compared to $231.7 million and $449.4 million for the same periods in 2015. As previously mentioned, our investment spread has been negatively impacted by the extended low interest rate environment (see Net investment income).
Net income (loss) is also impacted by the change in fair value of derivatives and embedded derivatives which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income for the three and six months ended June 30, 2016 was negatively impacted by decreases in the discount rates used to estimate the fair value of our embedded derivative liabilities. Net income for the three and six months ended June 30, 2015 was positively impacted by increases in the discount rates used to estimate the fair value of our embedded derivative liabilities.

We periodically revise the assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. We review these assumptions quarterly and as a result of this review, we made adjustments in the first quarter of 2016 to lower future investment spread assumptions. Review of the investment spread assumptions as compared to actual investment spreads being earned in the the three months ended December 31, 2015 and March 31, 2016 showed actual investment spread and gross profits being less than what we were assuming in our models due to decreases in the average yield earned on invested assets resulting from the continued low interest rate environment. For the six months ended June 30, 2016, the impact of unlocking increased amortization of deferred sales inducements and deferred policy acquisition costs by $17.9 million and $26.1 million, respectively, and increased the net loss and loss per common share-assuming dilution by $28.4 million and $0.35 per share, respectively.
Operating income (a non-GAAP financial measure) decreased 2% to $50.1 million in the second quarter of 2016 and 29% to $71.1 million for the six months ended June 30, 2016 compared to $50.9 million and $99.8 million for the same periods in 2015.
In addition to net income (loss), we have consistently utilized operating income, a non-GAAP financial measure commonly used in the life insurance industry, as an economic measure to evaluate our financial performance. Operating income equals net income (loss) adjusted to eliminate the impact of items that fluctuate from quarter to quarter in a manner unrelated to core operations, and we believe measures excluding their impact are useful in analyzing operating trends. The most significant adjustments to arrive at operating income eliminate the impact of fair value accounting for our fixed index annuity business and are not economic in nature but rather impact the timing of reported results. We believe the combined presentation and evaluation of operating income together with net income (loss) provides information that may enhance an investor's understanding of our underlying results and profitability.
Operating income is not a substitute for net income (loss) determined in accordance with GAAP. The adjustments made to derive operating income are important to understand our overall results from operations and, if evaluated without proper context, operating income possesses material limitations. As an example, we could produce a low level of net income in a given period, despite strong operating performance, if in that period we experience significant net realized losses from our investment portfolio. We could also produce a high level of net income in a given period, despite poor operating performance, if in that period we generate significant net realized gains from our investment portfolio. As an example of another limitation of operating income, it does not include the decrease in cash flows expected to be collected as a result of credit loss OTTI. Therefore, our management reviews net realized investment gains (losses) and analyses of our net investment income, including impacts related to OTTI write-downs, in connection with their review of our investment portfolio. In addition, our management examines net income (loss) as part of their review of our overall financial results.
The adjustments made to net income (loss) to arrive at operating income for the three and six months ended June 30, 2016 and 2015 are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Reconciliation of net income (loss) to operating income:
Net income (loss)	$14,708	$82,845	$(30,133)	$88,748
Adjustments to arrive at operating income:
Net realized (gains) losses and net OTTI losses on investments, net of offsets	605	(2,556)	1,760	(5,377)
Change in fair value of derivatives and embedded derivatives - index annuities, net of offsets	53,129	(44,403)	150,678	22,133
Change in fair value of derivatives and embedded derivatives - debt	768	(1,670)	3,532	171
Income taxes	(19,108)	16,729	(54,737)	(5,912)
Operating income	$50,102	$50,945	$71,100	$99,763
The amounts disclosed in the reconciliation above are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs where applicable.
Operating income for the six months ended June 30, 2016 includes expense from unlocking which increased amortization of deferred sales inducements by $18.1 million and amortization of deferred policy acquisition costs by $26.3 million and decreased operating income by $28.6 million.

Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 27% to $41.1 million in the second quarter of 2016 and 27% to $77.6 million for the six months ended June 30, 2016 compared to $32.4 million and $61.1 million for the same periods in 2015. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Surrender charges	$11,997	$11,413	$26,562	$22,967
Lifetime income benefit riders (LIBR) fees	29,127	20,996	51,067	38,124
	$41,124	$32,409	$77,629	$61,091

Withdrawals from annuity policies subject to surrender charges	$102,525	$92,509	$217,287	$185,502
Average surrender charge collected on withdrawals subject to surrender charges	11.7%	12.3%	12.2%	12.4%

Fund values on policies subject to LIBR fees	$4,464,676	$3,594,108	$7,876,599	$6,475,701
Weighted average per policy LIBR fee	0.65%	0.58%	0.65%	0.59%
The increases in annuity product charges were primarily attributable to increases in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee and an increase in the average fees being charged as compared to prior periods. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders. In addition, surrender charges increased in the second quarter of 2016 as well as the six months ended June 30, 2016, compared to the same periods in 2015 due to an increase in withdrawals from annuity policies subject to surrender charges.
Net investment income increased 10% to $459.8 million in the second quarter of 2016 and 11% to $910.7 million for the six months ended June 30, 2016 compared to $418.2 million and $817.8 million for the same periods in 2015. The increases were principally attributable to the growth in our annuity business and a corresponding increase in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 16% to $40.6 billion for the second quarter of 2016 and 16% to $40.0 billion for the six months ended June 30, 2016 compared to $35.0 billion and $34.4 billion for the same periods in 2015. The average yield earned on average invested assets was 4.54% for the second quarter of 2016 and 4.56% for the six months ended June 30, 2016 compared to 4.78% and 4.76% for the same periods in 2015.
The decreases in average yield earned on average invested assets were attributable to the investment of new premiums and portfolio cash flows during 2016 and 2015 at rates below the overall portfolio yield and higher cash balances. The average yield on fixed income securities purchased and commercial mortgage loans funded in the three and six months ended June 30, 2016 was 3.95% and 4.03%, respectively, compared to 3.73% and 3.78% for the same periods in 2015, respectively. The average balance for cash and short-term investments was $1.1 billion and $950 million during the three and six months ended June 30, 2016, respectively, compared to $233 million and $204 million for the same periods in 2015, respectively. The unfavorable impact from these items was partially offset by prepayment and fee income received resulting in additional net investment income of $4.2 million and $12.5 million for the three and six months ended June 30, 2016 and $5.8 million and $6.9 million for the same periods in 2015, respectively.
Change in fair value of derivatives consists of call options purchased to fund annual index credits on fixed index annuities, the 2015 notes hedges related to our 2015 notes and an interest rate swap and interest rate caps that hedge our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$(135,558)	$105,939	$(245,198)	$211,293
Change in unrealized gains/losses	175,952	(126,080)	214,841	(260,654)
2015 notes hedges	—	(3,942)	—	(3,375)
Interest rate swap	(982)	827	(3,626)	(934)
Interest rate caps	(313)	232	(983)	(454)
	$39,099	$(23,024)	$(34,966)	$(54,124)

The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
S&P 500 Index
Point-to-point strategy	0.0% - 1.9%	0.5% - 7.9%	0.0% - 1.9%	0.5% - 8.9%
Monthly average strategy	0.0% - 0.0%	0.4% - 8.0%	0.0% - 2.9%	0.4% - 9.0%
Monthly point-to-point strategy	0.0% - 0.0%	0.0% - 11.4%	0.0% - 0.0%	0.0% - 12.1%
Fixed income (bond index) strategies	0.0% -10.0%	0.0% - 10.0%	0.0% - 10.0%	0.0% - 10.0%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$4,604	$2,212	$6,091	$4,500
Gross realized losses	(1,368)	(511)	(2,599)	(800)
	3,236	1,701	3,492	3,700
Other investments:
Gain on sale of real estate	705	195	836	1,033
Loss on sale of real estate	(1)	(193)	(93)	(575)
Impairment losses on real estate	—	—	—	(629)
	704	2	743	(171)
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	(2,885)	(499)	(3,833)	1,299
Recovery of specific allowance	1,682	3,120	5,022	4,375
	(1,203)	2,621	1,189	5,674
	$2,737	$4,324	$5,424	$9,203
Losses on available for sale fixed maturity securities were realized primarily due to strategies to reposition the fixed maturity security portfolio that result in improved net investment income, credit risk or duration profiles as they pertain to our asset liability management. See Financial Condition - Investments and Note 4 to our unaudited consolidated financial statements for additional discussion of allowance for credit losses recognized on mortgage loans on real estate.
Net OTTI losses recognized in operations increased to $4.4 million in the second quarter of 2016 and $10.1 million for the six months ended June 30, 2016 compared to $0.8 million and $1.0 million for the same periods in 2015. See Financial Condition - Other Than Temporary Impairments and Note 3 to our unaudited consolidated financial statements for additional discussion of other than temporary impairments recognized during the periods presented.

Interest sensitive and index product benefits decreased 64% to $111.1 million in the second quarter of 2016 and 65% to $208.8 million for the six months ended June 30, 2016 compared to $306.1 million and $589.0 million for the same periods in 2015. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Index credits on index policies	$8,900	$216,902	$15,431	$414,505
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	68,461	64,602	132,973	129,796
Lifetime income benefit riders	33,760	24,637	60,388	44,665
	$111,121	$306,141	$208,792	$588,966
The decreases in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $9.3 million and $16.1 million for the three and six months ended June 30, 2016, compared to $222.9 million and $425.4 million for the same periods in 2015. The increases in interest credited were primarily due to increases in average amount of annuity liabilities outstanding receiving a fixed rate of interest. The increases in benefits recognized for living income benefit riders was due to an increase in the number of policies with lifetime income benefit riders and correlates to the increase in fees discussed in Annuity product charges.
Amortization of deferred sales inducements, in general, has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 88% and 89% of our net annuity account values at June 30, 2016 and June 30, 2015, respectively. The increases in amortization from these factors have been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$58,699	$52,212	$134,180	$101,851
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(27,541)	22,918	(74,707)	(16,613)
Net realized gains (losses) on investments and net OTTI losses recognized in operations	(486)	388	(1,322)	1,233
Amortization of deferred sales inducements after gross profit adjustments	$30,672	$75,518	$58,151	$86,471
See Net income (loss) and Operating income, a non-GAAP financial measure, above for discussion of the impact of unlocking on amortization of deferred sales inducements for the six months ended June 30, 2016. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)

Fixed index annuities - embedded derivatives	$199,917	$(334,481)	$379,632	$(404,358)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	84,386	118,822	170,528	239,345
2015 notes embedded conversion derivative	—	(3,942)	—	(3,375)
	$284,303	$(219,601)	$550,160	$(168,388)
The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in discount rates used in estimating our embedded derivative liabilities; and (iii) the growth in the host component of the policy liability. The amounts presented as "Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting" represents the total change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date, less the change in fair value of our fixed index annuities embedded derivative. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2015. The primary reasons for the increases in the change in fair value of the fixed index annuity embedded derivatives during the three and six months ended June 30, 2016 were decreases in the discount rates used in estimating the fair value of our liability during the three and six months ended June 30, 2016 as compared to increases in the discount rates for the same periods of 2015 and increases in the expected index credits on the next policy anniversary dates resulting from increases in the fair value of the call options acquired to fund these index credits during the three and six months ended June 30, 2016 as compared to decreases in the expected index credits on the next policy anniversary dates resulting from decreases in the fair value of the call options acquired to fund these index credits for the same periods in 2015.
As discussed above under Change in fair value of derivatives, our 2015 notes matured and were extinguished on September 15, 2015. The related embedded conversion derivative liability was also settled on that date. The change in the fair value of the 2015 notes embedded conversion derivative was offset by a comparable increase or decrease in the change in fair value of the 2015 notes hedges.
Interest expense on notes payable decreased 6% to $6.9 million in the second quarter of 2016 and 6% to $13.8 million for the six months ended June 30, 2016 compared to $7.4 million and $14.7 million for the same periods in 2015. The decreases in interest expense were attributable to the extinguishment of $22.4 million principal amount of our convertible senior notes in 2015.
Amortization of deferred policy acquisition costs, in general, has been increasing each period due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The increases in amortization from these factors have been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. Amortization of deferred policy acquisition costs is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$83,354	$74,107	$192,952	$144,893
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(32,070)	30,041	(90,939)	(27,540)
Net realized gains (losses) on investments and net OTTI losses recognized in operations	(619)	552	(1,635)	1,633
Amortization of deferred policy acquisition costs after gross profit adjustments	$50,665	$104,700	$100,378	$118,986
See Net income (loss) and Operating income, a non-GAAP financial measure, above for discussion of the impact of unlocking on amortization of deferred policy acquisition costs for the six months ended June 30, 2016. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2015.

Other operating costs and expenses increased 8% to $26.8 million in the second quarter of 2016 and 17% to $53.7 million for the six months ended June 30, 2016 compared to $24.9 million and $46.0 million for the same periods in 2015 and are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
			(Dollars in thousands)
Salary and benefits	$12,754	$12,803	$26,828	$23,112
Risk charges	7,283	5,298	14,059	10,130
Other	6,786	6,767	12,766	12,748
Total other operating costs and expenses	$26,823	$24,868	$53,653	$45,990
The three months ended June 30, 2016 reflect an increase in salary and benefits of approximately $1.9 million due to an increased number of employees related to our growth. This increase was offset by a decrease of approximately $1.9 million related to expense recognized under our 2016 short-term incentive compensation program and other bonus programs. The six months ended June 30, 2016 reflect an increase in salary and benefits of approximately $4.2 million due to an increased number of employees related to our growth as well as an expense of $2.3 million related to assumption changes and the execution of an amended and restated retirement agreement with our Executive Chairman. These increases were offset by a decrease of approximately $2.1 million related to expense recognized under our 2016 short-term incentive compensation program and other bonus programs and a $0.7 million decrease in a deferred compensation liability that is based upon the value of our common stock.
The increases in reinsurance risk charges expense were due to the growth in our policyholder liabilities subject to a reinsurance agreement pursuant to which we cede excess regulatory reserves to an unaffiliated reinsurer. The regulatory reserves ceded at June 30, 2016 and 2015 were $570.5 million and $403.4 million, respectively.
Income tax expense (benefit) was $8.0 million in the second quarter of 2016 and $(16.2) million for the six months ended June 30, 2016 compared to $43.8 million and $46.9 million for the same periods in 2015. The changes in income tax expense were primarily due to changes in income (loss) before income taxes. The effective income tax rates for the three and six months ended June 30, 2016 were 35.3% and 35.0%, respectively, and 34.6% and 34.6% for the same periods in 2015, respectively.
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
The composition of our investment portfolio is summarized as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$449,439	1.0%	$471,256	1.3%
United States Government sponsored agencies	1,380,266	3.2%	1,398,611	3.5%
United States municipalities, states and territories	3,975,544	9.2%	3,755,367	9.5%
Foreign government obligations	253,990	0.6%	212,565	0.5%
Corporate securities	26,459,838	61.2%	23,879,016	60.3%
Residential mortgage backed securities	1,392,441	3.2%	1,462,072	3.7%
Commercial mortgage backed securities	4,735,210	10.9%	4,174,396	10.5%
Other asset backed securities	1,293,797	3.0%	1,145,178	2.9%
Total fixed maturity securities	39,940,525	92.3%	36,498,461	92.2%
Equity securities	7,813	—%	7,828	—%
Mortgage loans on real estate	2,451,375	5.7%	2,435,257	6.2%
Derivative instruments	576,262	1.3%	337,256	0.9%
Other investments	292,776	0.7%	291,530	0.7%
	$43,268,751	100.0%	$39,570,332	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	June 30, 2016		December 31, 2015
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$25,522,259	63.9%	$23,724,648	65.0%
Baa	12,943,431	32.4%	11,491,609	31.5%
Total investment grade	38,465,690	96.3%	35,216,257	96.5%
Ba	819,379	2.1%	657,760	1.8%
B	133,805	0.3%	68,712	0.2%
Caa	74,266	0.2%	91,998	0.3%
Ca and lower	447,385	1.1%	463,734	1.2%
Total below investment grade	1,474,835	3.7%	1,282,204	3.5%
	$39,940,525	100.0%	$36,498,461	100.0%

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
The use of this process by the SVO may result in certain non-agency RMBS and CMBS being assigned a NAIC designation that is higher than the equivalent NRSRO rating. The NAIC designations for non-agency RMBS and CMBS are based on security level expected losses as modeled by an independent third party (engaged by the NAIC) and the statutory carrying value of the security, including any purchase discounts or impairment charges previously recognized. Evaluation of non-agency RMBS and CMBS held by insurers using the NAIC rating methodologies is performed on an annual basis.
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
A summary of our fixed maturity securities by NAIC designation is as follows:

	June 30, 2016				December 31, 2015
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$23,685,524	$25,965,937	$25,965,937	65.0%	$23,363,259	$24,207,801	$24,207,801	66.3%
2	12,154,249	12,860,194	12,860,194	32.2%	11,709,730	11,589,325	11,589,325	31.8%
3	1,045,123	972,142	980,322	2.5%	758,531	643,293	654,538	1.8%
4	141,552	107,753	107,753	0.3%	60,480	44,312	44,312	0.1%
5	19,384	12,180	12,180	—%	—	—	—	—%
6	13,618	14,139	14,139	—%	8,332	2,485	2,485	—%
	$37,059,450	$39,932,345	$39,940,525	100.0%	$35,900,332	$36,487,216	$36,498,461	100.0%
The amortized cost and fair value of fixed maturity securities at June 30, 2016, by contractual maturity, are presented in Note 3 to our unaudited consolidated financial statements in this form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
June 30, 2016
Fixed maturity securities, available for sale:
United States Government sponsored agencies	2	$62,000	$(550)	$61,450
United States municipalities, states and territories	2	7,435	(683)	6,752
Foreign government obligations	2	24,596	(5,455)	19,141
Corporate securities:
Finance, insurance and real estate	28	356,869	(15,518)	341,351
Manufacturing, construction and mining	112	1,251,233	(132,190)	1,119,043
Utilities and related sectors	69	589,989	(34,860)	555,129
Wholesale/retail trade	12	152,860	(10,310)	142,550
Services, media and other	30	267,869	(19,502)	248,367
Residential mortgage backed securities	15	41,115	(1,278)	39,837
Commercial mortgage backed securities	104	1,203,400	(38,822)	1,164,578
Other asset backed securities	34	420,456	(17,473)	402,983
	410	$4,377,822	$(276,641)	$4,101,181
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,722	$(8,180)	$68,542

December 31, 2015
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$38,029	$(299)	$37,730
United States Government sponsored agencies	21	971,462	(14,409)	957,053
United States municipalities, states and territories	76	273,297	(8,628)	264,669
Foreign government obligations	6	69,364	(10,935)	58,429
Corporate securities:
Finance, insurance and real estate	145	2,201,597	(74,462)	2,127,135
Manufacturing, construction and mining	334	4,271,655	(377,459)	3,894,196
Utilities and related sectors	216	2,499,341	(161,505)	2,337,836
Wholesale/retail trade	43	537,720	(25,988)	511,732
Services, media and other	101	1,112,071	(43,010)	1,069,061
Residential mortgage backed securities	34	172,697	(3,489)	169,208
Commercial mortgage backed securities	222	2,796,286	(105,281)	2,691,005
Other asset backed securities	43	523,592	(19,880)	503,712
	1,245	$15,467,111	$(845,345)	$14,621,766
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,622	$(11,245)	$65,377
The decrease in unrealized losses from December 31, 2015 to June 30, 2016 was primarily due to a decrease in interest rates in addition to price improvements in the energy and metals and mining securities during the six months ended June 30, 2016. The 10-year U.S. Treasury rates at June 30, 2016 and December 31, 2015 were 1.49% and 2.27%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
June 30, 2016
1	$1,854,928	44.4%	$(58,004)	20.4%
2	1,475,149	35.3%	(100,966)	35.4%
3	726,312	17.4%	(80,430)	28.2%
4	106,728	2.5%	(33,800)	11.9%
5	12,180	0.3%	(7,204)	2.5%
6	2,606	0.1%	(4,417)	1.6%
	$4,177,903	100.0%	$(284,821)	100.0%
December 31, 2015
1	$8,278,102	56.3%	$(280,209)	32.7%
2	5,813,570	39.6%	(436,543)	51.0%
3	560,199	3.8%	(117,814)	13.7%
4	44,041	0.3%	(16,168)	1.9%
5	—	—%	—	—%
6	2,476	—%	(5,856)	0.7%
	$14,698,388	100.0%	$(856,590)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 411 and 1,246 securities, respectively) have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015, along with a description of the factors causing the unrealized losses is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in the Item 2.

The amortized cost and fair value of fixed maturity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
June 30, 2016
Fixed maturity securities:
Investment grade:
Less than six months	137	$1,662,265	$1,611,199	$(51,066)
Six months or more and less than twelve months	51	569,140	544,291	(24,849)
Twelve months or greater	106	1,321,314	1,233,755	(87,559)
Total investment grade	294	3,552,719	3,389,245	(163,474)
Below investment grade:
Less than six months	40	188,256	178,642	(9,614)
Six months or more and less than twelve months	31	160,896	145,608	(15,288)
Twelve months or greater	46	552,673	456,228	(96,445)
Total below investment grade	117	901,825	780,478	(121,347)
	411	$4,454,544	$4,169,723	$(284,821)

December 31, 2015
Fixed maturity securities:
Investment grade:
Less than six months	588	$7,395,125	$7,193,059	$(202,066)
Six months or more and less than twelve months	484	6,799,113	6,388,844	(410,269)
Twelve months or greater	44	592,600	484,646	(107,954)
Total investment grade	1,116	14,786,838	14,066,549	(720,289)
Below investment grade:
Less than six months	87	297,879	279,947	(17,932)
Six months or more and less than twelve months	15	175,603	148,337	(27,266)
Twelve months or greater	28	283,413	192,310	(91,103)
Total below investment grade	130	756,895	620,594	(136,301)
	1,246	$15,543,733	$14,687,143	$(856,590)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
June 30, 2016
Investment grade:
Less than six months	34	$350,409	$313,177	$(37,232)
Six months or more and less than twelve months	1	13,209	9,620	(3,589)
Twelve months or greater	3	31,139	22,373	(8,766)
Total investment grade	38	394,757	345,170	(49,587)
Below investment grade:
Less than six months	29	262,389	232,965	(29,424)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	13	142,382	94,296	(48,086)
Total below investment grade	42	404,771	327,261	(77,510)
	80	$799,528	$672,431	$(127,097)

December 31, 2015
Investment grade:
Less than six months	37	$460,894	$339,047	$(121,847)
Six months or more and less than twelve months	13	122,794	82,149	(40,645)
Twelve months or greater	1	2,856	1,999	(857)
Total investment grade	51	586,544	423,195	(163,349)
Below investment grade:
Less than six months	13	73,412	44,976	(28,436)
Six months or more and less than twelve months	13	145,886	88,308	(57,578)
Twelve months or greater	3	30,930	14,213	(16,717)
Total below investment grade	29	250,228	147,497	(102,731)
	80	$836,772	$570,692	$(266,080)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
June 30, 2016
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	284,854	268,009	—	—
Due after five years through ten years	1,122,736	1,054,687	—	—
Due after ten years through twenty years	363,714	330,010	—	—
Due after twenty years	941,547	841,077	76,722	68,542
	2,712,851	2,493,783	76,722	68,542
Residential mortgage backed securities	41,115	39,837	—	—
Commercial mortgage backed securities	1,203,400	1,164,578	—	—
Other asset backed securities	420,456	402,983	—	—
	$4,377,822	$4,101,181	$76,722	$68,542

December 31, 2015
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	257,994	247,957	—	—
Due after five years through ten years	6,111,139	5,802,168	—	—
Due after ten years through twenty years	2,816,752	2,693,742	—	—
Due after twenty years	2,788,651	2,513,974	76,622	65,377
	11,974,536	11,257,841	76,622	65,377
Residential mortgage backed securities	172,697	169,208	—	—
Commercial mortgage backed securities	2,796,286	2,691,005	—	—
Other asset backed securities	523,592	503,712	—	—
	$15,467,111	$14,621,766	$76,622	$65,377
Energy and Metals & Mining
The tables below summarize our publicly issued corporate fixed maturity securities in the energy and metals & mining sectors. Our privately placed available for sale fixed maturity securities at June 30, 2016 total $176.0 million fair value ($183.7 million amortized cost) in energy and $41.7 million fair value ($45.6 million amortized cost) in metals & mining and are not included in the following tables.

	June 30, 2016
Sector and Subsector	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Average Credit Rating
	(Dollars in thousands)
Energy
Independent	$499,692	$494,424	$(5,268)	Baa
Integrated	491,459	521,976	30,517	A
Oil field services	405,207	380,973	(24,234)	Baa
Refining	104,622	108,976	4,354	Baa
Midstream	760,507	768,248	7,741	Baa
Government owned no guarantee	284,207	305,970	21,763	A
Metals & Mining	562,055	554,527	(7,528)	Baa
Total Energy and Metals & Mining	$3,107,749	$3,135,094	$27,345	Baa

	Amortized Cost at June 30, 2016
	Energy
NRSRO Rating	Independent	Integrated	Oil field services	Refining	Midstream	Government Owned No Guarantee	Metals & Mining	Total
	(Dollars in thousands)
Aaa	$—	$—	$—	$—	$—	$—	$—	$—
Aa	—	228,196	—	—	—	19,912	—	248,108
A	89,477	78,798	135,821	12,104	90,864	214,437	76,592	698,093
Baa	363,984	149,246	176,218	92,518	635,624	25,262	287,890	1,730,742
Ba	32,189	35,219	64,104	—	34,019	—	129,879	295,410
B	14,042	—	29,064	—	—	24,596	54,134	121,836
Below B	—	—	—	—	—	—	13,560	13,560
	$499,692	$491,459	$405,207	$104,622	$760,507	$284,207	$562,055	$3,107,749

	Fair Value at June 30, 2016
	Energy
NRSRO Rating	Independent	Integrated	Oil field services	Refining	Midstream	Government Owned No Guarantee	Metals & Mining	Total
	(Dollars in thousands)
Aaa	$—	$—	$—	$—	$—	$—	$—	$—
Aa	—	250,929	—	—	—	22,120	—	273,049
A	95,615	82,530	149,461	12,631	98,202	238,764	82,365	759,568
Baa	357,636	155,938	161,209	96,345	640,424	25,945	292,484	1,729,981
Ba	28,678	32,579	50,616	—	29,622	—	125,285	266,780
B	12,495	—	19,687	—	—	19,141	40,174	91,497
Below B	—	—	—	—	—	—	14,219	14,219
	$494,424	$521,976	$380,973	$108,976	$768,248	$305,970	$554,527	$3,135,094

International Exposure
We hold fixed maturity securities with international exposure. As of June 30, 2016, 17% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	June 30, 2016
	Amortized Cost	Carrying Amount/Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$232,062	$261,615	0.7%
Asia/Pacific	389,702	425,044	1.1%
Non-GIIPS Europe	2,654,195	2,844,906	7.1%
Latin America	231,951	224,213	0.6%
Non-U.S. North America	1,215,639	1,253,629	3.1%
Australia & New Zealand	656,656	693,948	1.7%
Other	947,045	993,181	2.5%
	$6,327,250	$6,696,536	16.8%

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

All of the securities presented in the table above are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2), except for the following:

	June 30, 2016
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
GIIPS (1)	$28,759	$29,825
Asia/Pacific	11,500	8,915
Non-GIIPS Europe	98,970	91,988
Latin America	33,904	21,290
Non-U.S. North America	137,292	120,008
	$310,425	$272,026
Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our residential and commercial mortgage backed securities as we monitor all of our residential and commercial mortgage backed securities on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At June 30, 2016, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate securities:
Financials	1	$20,000	$(2,568)	$17,432	58	—
Other asset backed securities:
Financials	1	2,218	(665)	1,553	63	14
	2	$22,218	$(3,233)	$18,985

Below investment grade
Corporate securities:
Energy	4	$45,045	$(12,718)	$32,327	22 - 38	0 - 18
Materials	4	32,749	(9,123)	23,626	12 - 41	0 - 8
Industrials	1	4,981	(2,981)	2,000	20	11
Telecommunications	1	2,171	(1,241)	930	24	12
Other asset backed securities:
Financials	1	4,854	(3,176)	1,678	37	18
	11	$89,800	$(29,239)	$60,561
	13	$112,018	$(32,472)	$79,546

We have determined that the unrealized losses of the securities on the watch list are temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost. Our analysis of these securities and their credit performance at June 30, 2016 is as follows:
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
Energy, Materials and Industrials: The decline in the value of these securities relates to ongoing operational issues related to the decline in certain commodity prices specific to their businesses. The decline in these commodity prices creates financial challenges as the industries realign to accommodate the lower prices. These issuers will be stressed greater than the average company due to their price sensitivity and the specific position they hold in the chain of supply. While the issuers have seen the financial and profitability profile weakened, we have determined that the securities were not other than temporarily impaired due to our evaluation of the operating performance and the credit worthiness of the issuer.
Telecommunications: The decline in the value of this security is the result of regional economic recessionary pressure in Brazil and an increase in competition in the markets it operates. This issuer has seen weakened performance and heightened risk. We recognized an other than temporary impairment on this security during the first quarter of 2016 due to our evaluation of the operating performance and the credit worthiness of the issuer.
Other asset backed securities:
Financials: The decline in value of the investment grade other asset backed security is due to poor performance in the underlying pool of student loans. The investment is backed by a guarantee from the for-profit education services provider. We have determined that this security was not other than temporarily impaired, because the guarantee is in good standing and all required payments have been made, including hyper-amortization payments triggered by the performance of the student loan portfolio. The decline in value of the below investment grade other asset backed security is related directly to the decline in oil prices and the financial stability of its operator. The issuer has direct exposure to the oil market as its primary business is deep water drilling. As oil prices have declined the operator of the deep water vessel has experienced financial pressure on its balance sheet. We recognized other than temporary impairments on this security during the second quarter of 2016 and the third quarter of 2015.
Other Than Temporary Impairments
We have a policy and process to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2015. During the periods presented, we recognized other than temporary impairment on corporate securities, commercial mortgage backed securities, residential mortgage backed securities and an other asset backed security. During the three months ended June 30, 2016, we recognized an additional impairment of $3.5 million on an other asset backed security as a sale of a similar asset during the second quarter of 2016 led us to the conclusion that the asset backing our security is worth less than initially thought when we impaired this security during the three months ended September 30, 2015. We recognized an OTTI of $3.9 million during the six months ended June 30, 2016, due to our concern regarding a corporate security issued by a Brazilian telecommunications company. Developments in 2016 led us to the conclusion that we will not be able to fully recover our amortized cost basis due to liquidity concerns. The OTTI that we recognized during the three and six months ended June 30, 2016, on commercial mortgage backed securities were due to our intent to sell the securities, which were in an unrealized loss position at at the reporting date. In addition, during the three and six months ended June 30, 2016 and 2015, we recognized additional credit losses on residential mortgage backed securities on which we have previously recognized OTTI. Several factors led us to believe that full recovery of amortized cost is not expected on the residential mortgage backed securities for which we recognized additional credit losses and reclassified OTTI from accumulated other comprehensive income to net income. A discussion of these factors, our policy and process to identify securities that could potentially have impairment that is other than temporary and a summary of OTTI is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, net of loan loss allowances and deferred prepayment fees. At June 30, 2016 and December 31, 2015, the largest principal amount outstanding for any single mortgage loan was $19.5 million and $17.9 million, respectively, the average loan size was $3.1 million and $2.9 million, respectively, and the average loan to value ratio for the overall portfolio based upon the underwriting and appraisal at the time the loan was made was 53.9% and 53.7%, respectively. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 to our unaudited consolidated financial statements, incorporated by reference in this Item 2.

In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At June 30, 2016, we had commitments to fund commercial mortgage loans totaling $66.5 million, with fixed interest rates ranging from 3.90% to 4.75%. During 2016 and 2015, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the six months ended June 30, 2016, we received $174.2 million in cash for loans being paid in full compared to $174.6 million for the six months ended June 30, 2015. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
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
We have a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio (based on most recent information collected) follows:

	June 30, 2016		December 31, 2015
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$1,715,921	69.7%	$1,772,226	72.3%
Greater than or equal to 1.2 and less than 1.5	530,110	21.5%	414,482	16.9%
Greater than or equal to 1.0 and less than 1.2	132,296	5.4%	141,799	5.8%
Less than 1.0	85,085	3.4%	121,402	5.0%
	$2,463,412	100.0%	$2,449,909	100.0%
All (based on principal outstanding) of our mortgage loans that have a debt service coverage ratio of less than 1.0 are performing and current with contractual principal and interest payments at June 30, 2016.
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

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Impaired mortgage loans with an allowance	$10,342	$21,277
Impaired mortgage loans with no related allowance	4,723	8,859
Allowance for probable loan losses	(4,552)	(7,842)
Net carrying value of impaired mortgage loans	$10,513	$22,294
At June 30, 2016, we had one commercial mortgage loan that was delinquent (60 days or more past due at the reporting date) in its principal and interest payments, which we have classified as collateral dependent in our presentation of financing receivables by credit exposure due to payment activity in Note 4 to our unaudited financial statements.
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

Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $2.13 billion for the six months ended June 30, 2016 compared to $2.06 billion for the six months ended June 30, 2015, with the increase primarily attributable to a $204.6 million increase in net annuity deposits after coinsurance which was partially offset by a $132.3 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2016, up to $241.3 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $1.3 billion of statutory earned surplus at June 30, 2016.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best and Standard and Poor's. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of June 30, 2016, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
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
In August 2015, we completed an underwritten public offering of 9,890,000 shares of our common stock at a public offering price of $25.25 per share, of which 5,590,000 shares are subject to forward sale agreements. During the third quarter of 2015, we contributed $120 million to the capital and surplus of American Equity Life which included $104.5 million of initial net proceeds from the issuance of 4.3 million shares of common stock in our August 2015 public stock offering. Settlement of the forward sale agreements occurred on August 1, 2016, as we received $134.7 million in net proceeds from the issuance of 5.6 million shares of our common stock which was contributed to the capital and surplus of American Equity Life.
Cash and cash equivalents of the parent holding company at June 30, 2016, were $31.9 million. In addition, we have a $140 million revolving line of credit, with no borrowings outstanding, available through November 2017 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.
New Accounting Pronouncements
See Note 1 to our unaudited consolidated financial statements, which is incorporated by reference in this Item 2.

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
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at June 30, 2016, of which $85.5 million has been swapped to a fixed rate which began in March 2014 and $79.0 million has been capped for a term of seven years which began in July 2014 (see Note 5 to our unaudited consolidated financial statements). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (23 basis points) from levels at June 30, 2016, we estimate that the fair value of our fixed maturity securities would decrease by approximately $747.8 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $237.2 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2015.
At June 30, 2016, 35% of our fixed income securities have call features, of which 0.2% ($77.2 million) were subject to call redemption. Another 2.9% ($1.1 billion) will become subject to call redemption during the next twelve months. We have reinvestment risk related to these potential redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At June 30, 2016, approximately 98% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Annual index credits to policyholders on their anniversaries	$8,900	$216,902	$15,431	$414,505
Proceeds received at expiration of options related to such credits	9,308	222,864	16,050	425,446
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016 solely because of the material weakness in our internal control over financial reporting as disclosed in our 2015 Annual Report on Form 10-K. Management has concluded that the material weakness that was present as of December 31, 2015 was also present as of June 30, 2016 because we have not completed testing of sufficient instances of the enhanced control procedures in order to conclude on the operating effectiveness.
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
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation plans described below, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our 2015 Annual Report on Form 10-K described our Risk Factors. In light of recent activity by the U.S. Department of Labor, we modified the Risk Factor titled Recent changes in federal regulation may affect our annuity sales and profitability in our Form 10-Q for the quarterly period ended March 31, 2015. There have been no other material changes to the Risk Factors during the six months ended June 30, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no issuer purchases of equity securities for the quarter ended June 30, 2016.

Item 6. Exhibits

Exhibit No.	Description	Method of Filing
10.1	Form of Restricted Stock Award Agreement with respect to Common Stock of American Equity Investment Life Holding Company - Non-Employee Directors	Filed herewith
10.2	Form of First Amendment to Employee Stock Option Agreements between American Equity Investment Life Holding Company and each of David J. Noble and Debra J. Richardson	Filed herewith
10.3	Retirement and Transition Agreement, dated as of June 29, 2016, between American Equity Investment Life Holding Company and Debra J. Richardson	Filed herewith
10.4	Form of Restricted Stock Agreement with respect to Common Stock of American Equity Investment Life Holding Company	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 8, 2016
10.5	Form of Performance Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 8, 2016
12.1	Ratio of Earnings to Fixed Charges	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2016	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ John M. Matovina
John M. Matovina, Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Ted M. Johnson
Ted M. Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

		By:	/s/ Scott A. Samuelson
Scott A. Samuelson, Vice President - Controller
(Principal Accounting Officer)