Form 10-Q
period 2016-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2016-11-09
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
As of November 7, 2016, there were 88,066,714 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2016 - $39,199,077; 2015 - $35,823,710)	$42,304,410	$36,421,839
Held for investment, at amortized cost (fair value: 2016 - $75,547; 2015 - $65,377)	76,773	76,622
Equity securities, available for sale, at fair value (cost: 2016 - $7,520; 2015 - $7,515)	7,843	7,828
Mortgage loans on real estate	2,419,230	2,435,257
Derivative instruments	706,007	337,256
Other investments	297,068	291,530
Total investments	45,811,331	39,570,332

Cash and cash equivalents	812,814	397,749
Coinsurance deposits	4,453,320	3,187,470
Accrued investment income	405,996	362,104
Deferred policy acquisition costs	2,370,781	2,905,136
Deferred sales inducements	1,800,435	2,232,148
Deferred income taxes	—	232,683
Income taxes recoverable	12,652	29,599
Other assets	180,892	112,171
Total assets	$55,848,221	$49,029,392

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$50,814,665	$45,495,431
Other policy funds and contract claims	302,849	324,850
Notes and loan payable	493,445	393,227
Subordinated debentures	241,751	241,452
Deferred income taxes	110,551	—
Other liabilities	1,072,098	629,897
Total liabilities	53,035,359	47,084,857

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2016 and 2015 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2016 - 87,898,452 shares (excluding 3,221,258 treasury shares); 2015 - 81,354,079 shares (excluding 3,448,750 treasury shares)	87,898	81,354
Additional paid-in capital	767,570	630,367
Accumulated other comprehensive income	963,796	201,663
Retained earnings	993,598	1,031,151
Total stockholders' equity	2,812,862	1,944,535
Total liabilities and stockholders' equity	$55,848,221	$49,029,392
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Premiums and other considerations	$12,731	$8,335	$31,534	$25,369
Annuity product charges	47,675	37,975	125,304	99,066
Net investment income	463,583	436,085	1,374,239	1,253,930
Change in fair value of derivatives	103,794	(351,360)	68,828	(405,484)
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	5,256	1,159	10,680	10,362
OTTI losses on investments:
Total OTTI losses	(4,554)	(10,000)	(11,334)	(10,132)
Portion of OTTI losses recognized in (from) other comprehensive income	1,575	4,771	(1,785)	3,943
Net OTTI losses recognized in operations	(2,979)	(5,229)	(13,119)	(6,189)
Total revenues	630,060	126,965	1,597,466	977,054

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	15,065	10,959	37,567	32,629
Interest sensitive and index product benefits	278,943	213,465	487,735	802,431
Amortization of deferred sales inducements	69,245	65,807	127,396	152,278
Change in fair value of embedded derivatives	144,404	(414,724)	694,564	(583,112)
Interest expense on notes and loan payable	6,887	7,283	20,649	21,976
Interest expense on subordinated debentures	3,253	3,075	9,627	9,138
Amortization of deferred policy acquisition costs	98,108	67,885	198,486	186,871
Other operating costs and expenses	25,133	24,497	78,786	70,487
Total benefits and expenses	641,038	(21,753)	1,654,810	692,698
Income (loss) before income taxes	(10,978)	148,718	(57,344)	284,356
Income tax expense (benefit)	(3,558)	51,412	(19,791)	98,302
Net income (loss)	$(7,420)	$97,306	$(37,553)	$186,054

Earnings (loss) per common share	$(0.09)	$1.22	$(0.45)	$2.39
Earnings (loss) per common share - assuming dilution	$(0.09)	$1.19	$(0.45)	$2.33

Weighted average common shares outstanding (in thousands):
Earnings (loss) per common share	86,262	79,676	83,645	77,995
Earnings (loss) per common share - assuming dilution	87,044	81,559	84,413	79,977
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$(7,420)	$97,306	$(37,553)	$186,054
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	107,003	60,402	1,167,763	(453,582)
Noncredit component of OTTI losses (1)	(731)	(2,381)	835	(1,968)
Reclassification of unrealized investment gains/losses to net income (loss) (1)	2,287	96	3,914	1,940
Other comprehensive income (loss) before income tax	108,559	58,117	1,172,512	(453,610)
Income tax effect related to other comprehensive income (loss)	(37,995)	(20,341)	(410,379)	158,764
Other comprehensive income (loss)	70,564	37,776	762,133	(294,846)
Comprehensive income (loss)	$63,144	$135,082	$724,580	$(108,792)

(1)	Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2015	$81,354	$630,367	$201,663	$1,031,151	$1,944,535
Net loss for period	—	—	—	(37,553)	(37,553)
Other comprehensive income	—	—	762,133	—	762,133
Share-based compensation, including excess income tax benefits	—	5,335	—	—	5,335
Issuance of common stock via settlement of forward sale agreements	5,590	129,072	—	—	134,662
Issuance of 861,375 shares of common stock under compensation plans, including excess income tax benefits	861	2,890	—	—	3,751
Issuance of 92,998 shares of common stock to settle warrants that have reached their expiration	93	(94)	—	—	(1)
Balance at September 30, 2016	$87,898	$767,570	$963,796	$993,598	$2,812,862

Balance at December 31, 2014	$76,062	$513,218	$721,401	$829,195	$2,139,876
Net income for period	—	—	—	186,054	186,054
Other comprehensive loss	—	—	(294,846)	—	(294,846)
Share-based compensation, including excess income tax benefits	—	7,567	—	—	7,567
Issuance of common stock via public offering	4,300	100,179	—	—	104,479
Issuance of 828,529 shares of common stock under compensation plans, including excess income tax benefits	829	5,950	—	—	6,779
Balance at September 30, 2015	$81,191	$626,914	$426,555	$1,015,249	$2,149,909
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income (loss)	$(37,553)	$186,054
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest sensitive and index product benefits	487,735	802,431
Amortization of deferred sales inducements	127,396	152,278
Annuity product charges	(125,304)	(99,066)
Change in fair value of embedded derivatives	694,564	(583,112)
Change in traditional life and accident and health insurance reserves	8,977	3,024
Policy acquisition costs deferred	(423,525)	(464,451)
Amortization of deferred policy acquisition costs	198,486	186,871
Provision for depreciation and other amortization	3,000	3,733
Amortization of discounts and premiums on investments	(2,258)	(10,730)
Realized gains (losses) on investments and net OTTI losses recognized in operations	2,439	(4,173)
Change in fair value of derivatives	(70,002)	404,085
Deferred income taxes	(66,895)	23,640
Share-based compensation	4,849	5,332
Change in accrued investment income	(43,892)	(48,963)
Change in income taxes recoverable/payable	16,947	4,794
Change in other assets	1,930	1,053
Change in other policy funds and contract claims	(27,627)	(36,876)
Change in collateral held for derivatives	254,210	(469,752)
Change in other liabilities	(48,608)	24,766
Other	(10,363)	(9,843)
Net cash provided by operating activities	944,506	71,095

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	1,853,281	1,280,927
Mortgage loans on real estate	302,262	354,391
Derivative instruments	147,887	563,125
Other investments	12,928	11,716
Acquisition of investments:
Fixed maturity securities - available for sale	(5,065,873)	(5,041,263)
Mortgage loans on real estate	(284,186)	(362,123)
Derivative instruments	(444,360)	(427,763)
Other investments	(9,778)	(5,206)
Purchases of property, furniture and equipment	(872)	(913)
Net cash used in investing activities	(3,488,711)	(3,627,109)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$5,712,759	$4,913,473
Coinsurance deposits	(1,180,827)	21,623
Return of annuity policyholder account balances	(1,806,895)	(1,638,598)
Financing fees incurred and deferred	(1,456)	—
Repayment of notes payable	—	(48,152)
Net proceeds from settlement of notes hedges and warrants	—	25,775
Proceeds from issuance of debt	100,000	—
Acquisition of common stock	—	(16)
Excess tax benefits realized from share-based compensation plans	487	3,281
Proceeds from issuance of common stock	138,660	111,274
Change in checks in excess of cash balance	(3,458)	(10,546)
Net cash provided by financing activities	2,959,270	3,378,114
Increase in cash and cash equivalents	415,065	(177,900)
Cash and cash equivalents at beginning of period	397,749	701,514
Cash and cash equivalents at end of period	$812,814	$523,614

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$35,764	$36,136
Income taxes	29,961	66,541
Non-cash operating activity:
Deferral of sales inducements	270,991	346,410
Non-cash financing activities:
Common stock issued to settle warrants that have expired	93	—
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company (“we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
In August 2016, the FASB issued an ASU that clarifies how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. This ASU will be effective for us on January 1, 2018, with early adoption permitted, and we have not yet determined the impact this updated guidance will have on our consolidated financial statements.

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$42,304,410	$42,304,410	$36,421,839	$36,421,839
Held for investment	76,773	75,547	76,622	65,377
Equity securities, available for sale	7,843	7,843	7,828	7,828
Mortgage loans on real estate	2,419,230	2,446,247	2,435,257	2,471,864
Derivative instruments	706,007	706,007	337,256	337,256
Other investments	297,068	290,719	285,044	290,075
Cash and cash equivalents	812,814	812,814	397,749	397,749
Coinsurance deposits	4,453,320	3,997,317	3,187,470	2,860,882
Interest rate caps	307	307	1,410	1,410
Counterparty collateral	144,082	144,082	82,312	82,312

Liabilities
Policy benefit reserves	50,461,717	42,237,613	45,151,460	38,435,515
Single premium immediate annuity (SPIA) benefit reserves	302,428	313,130	324,264	336,066
Notes and loan payable	493,445	520,800	393,227	417,752
Subordinated debentures	241,751	227,755	241,452	216,933
Interest rate swap	4,944	4,944	3,139	3,139
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

Our assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2016
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$418,465	$411,408	$7,057	$—
United States Government sponsored agencies	1,472,904	—	1,472,904	—
United States municipalities, states and territories	4,052,210	—	4,052,210	—
Foreign government obligations	254,420	—	254,420	—
Corporate securities	27,915,657	6	27,915,651	—
Residential mortgage backed securities	1,358,174	—	1,358,174	—
Commercial mortgage backed securities	5,310,156	—	5,310,156	—
Other asset backed securities	1,522,424	—	1,522,424	—
Equity securities, available for sale: finance, insurance and real estate	7,843	—	7,843	—
Derivative instruments	706,007	—	706,007	—
Cash and cash equivalents	812,814	812,814	—	—
Interest rate caps	307	—	307	—
Counterparty collateral	144,082	—	144,082	—
	$43,975,463	$1,224,228	$42,751,235	$—
Liabilities
Interest rate swap	$4,944	$—	$4,944	$—
Fixed index annuities - embedded derivatives	6,678,102	—	—	6,678,102
	$6,683,046	$—	$4,944	$6,678,102

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of September 30, 2016 and December 31, 2015.
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
Notes and loan payable
The fair values of our senior unsecured notes are based upon pricing matrices developed by a third party pricing service when quoted market prices are not available and are categorized as Level 2 within the fair value hierarchy. Fair value of our term loan is equal to the principal amount outstanding as the loan was originated on September 30, 2016. Notes and loan payable are not remeasured at fair value on a recurring basis.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of September 30, 2016 and December 31, 2015, we utilized an estimate of 3.10% for the expected cost of annual call options, which are based on estimated account value growth and a historical review of our actual option costs.

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

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
1 - 5	1.76%	1.58%	3.30%	3.08%
6 - 10	6.59%	8.55%	3.30%	3.55%
11 - 15	11.25%	12.01%	3.32%	3.59%
16 - 20	12.03%	12.99%	3.18%	3.22%
20+	11.68%	12.54%	3.18%	3.22%
Lapse rates are generally expected to increase as surrender charge percentages decrease. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.
The following tables provide a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Available for sale securities
Beginning balance	$—	$26	$—	$375
Principal returned	—	(2)	—	(23)
Amortization of premium/accretion of discount	—	(28)	—	(494)
Total gains (losses) (realized/unrealized):
Included in other comprehensive income (loss)	—	4	—	280
Included in operations	—	—	—	(138)
Ending balance	$—	$—	$—	$—
The Level 3 assets included in the table above are not material to our financial position, results of operations or cash flows, and it is management's opinion that the sensitivity of the inputs used in determining the fair value of these assets is not material as well.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$6,499,015	$5,984,007	$5,983,622	$5,574,653
Premiums less benefits	137,526	207,141	273,287	1,020,853
Change in fair value, net	41,561	(460,031)	421,193	(864,389)
Ending balance	$6,678,102	$5,731,117	$6,678,102	$5,731,117
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

The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at September 30, 2016, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $475.4 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $283.7 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $532.7 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $313.5 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At September 30, 2016 and December 31, 2015, the amortized cost and fair value of fixed maturity securities and equity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2016
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$416,503	$1,962	$—	$418,465
United States Government sponsored agencies	1,410,760	62,563	(419)	1,472,904
United States municipalities, states and territories	3,548,586	503,992	(368)	4,052,210
Foreign government obligations	233,825	24,420	(3,825)	254,420
Corporate securities	25,751,501	2,298,306	(134,150)	27,915,657
Residential mortgage backed securities	1,225,720	134,685	(2,231)	1,358,174
Commercial mortgage backed securities	5,121,361	216,346	(27,551)	5,310,156
Other asset backed securities	1,490,821	46,705	(15,102)	1,522,424
	$39,199,077	$3,288,979	$(183,646)	$42,304,410
Held for investment:
Corporate security	$76,773	$—	$(1,226)	$75,547

Equity securities, available for sale:
Finance, insurance, and real estate	$7,520	$323	$—	$7,843

December 31, 2015
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$470,567	$988	$(299)	$471,256
United States Government sponsored agencies	1,386,219	26,801	(14,409)	1,398,611
United States municipalities, states and territories	3,422,667	341,328	(8,628)	3,755,367
Foreign government obligations	210,953	12,547	(10,935)	212,565
Corporate securities	23,597,530	887,288	(682,424)	23,802,394
Residential mortgage backed securities	1,366,985	98,576	(3,489)	1,462,072
Commercial mortgage backed securities	4,238,265	41,412	(105,281)	4,174,396
Other asset backed securities	1,130,524	34,534	(19,880)	1,145,178
	$35,823,710	$1,443,474	$(845,345)	$36,421,839
Held for investment:
Corporate security	$76,622	$—	$(11,245)	$65,377

Equity securities, available for sale:
Finance, insurance, and real estate	$7,515	$313	$—	$7,828
At September 30, 2016, 36% of our fixed income securities have call features, of which 0.1% ($46.6 million) were subject to call redemption and another 3.4% ($1.3 billion) will become subject to call redemption during the next twelve months. Approximately 69% of our fixed income securities that have call features are not callable until within six months of their stated maturities.

The amortized cost and fair value of fixed maturity securities at September 30, 2016, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$585,813	$591,574	$—	$—
Due after one year through five years	2,449,847	2,626,859	—	—
Due after five years through ten years	11,633,226	12,222,759	—	—
Due after ten years through twenty years	8,770,193	9,756,946	—	—
Due after twenty years	7,922,096	8,915,518	76,773	75,547
	31,361,175	34,113,656	76,773	75,547
Residential mortgage backed securities	1,225,720	1,358,174	—	—
Commercial mortgage backed securities	5,121,361	5,310,156	—	—
Other asset backed securities	1,490,821	1,522,424	—	—
	$39,199,077	$42,304,410	$76,773	$75,547
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$3,105,656	$598,442
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(1,657,561)	(322,859)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	(506,833)	(96,454)
Net unrealized gains reported as accumulated other comprehensive income	$963,796	$201,663
The National Association of Insurance Commissioners (“NAIC”) assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations (“NRSRO’s”). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered “investment grade” while NAIC Class 3 through 6 designations are considered “non-investment grade.” Based on the NAIC designations, we had 97% and 98% of our fixed maturity portfolio rated investment grade at September 30, 2016 and December 31, 2015, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	September 30, 2016		December 31, 2015
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$25,136,784	$27,489,043	$23,363,259	$24,207,801
2	12,859,996	13,679,587	11,709,730	11,589,325
3	1,107,948	1,062,620	758,531	643,293
4	147,237	124,317	60,480	44,312
5	12,794	18,839	—	—
6	11,091	5,551	8,332	2,485
	$39,275,850	$42,379,957	$35,900,332	$36,487,216

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 364 and 1,246 securities, respectively) have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2016
Fixed maturity securities:
Available for sale:
United States Government sponsored agencies	$76,581	$(419)	$—	$—	$76,581	$(419)
United States municipalities, states and territories	68,084	(368)	—	—	68,084	(368)
Foreign government obligations	—	—	20,750	(3,825)	20,750	(3,825)
Corporate securities:
Finance, insurance and real estate	453,189	(5,447)	100,261	(5,376)	553,450	(10,823)
Manufacturing, construction and mining	271,769	(5,102)	764,319	(80,318)	1,036,088	(85,420)
Utilities and related sectors	157,473	(3,440)	221,059	(17,989)	378,532	(21,429)
Wholesale/retail trade	16,064	(75)	59,574	(3,914)	75,638	(3,989)
Services, media and other	136,667	(4,545)	133,607	(7,944)	270,274	(12,489)
Residential mortgage backed securities	38,200	(2,144)	1,976	(87)	40,176	(2,231)
Commercial mortgage backed securities	945,680	(27,518)	937	(33)	946,617	(27,551)
Other asset backed securities	263,184	(9,224)	98,048	(5,878)	361,232	(15,102)
	$2,426,891	$(58,282)	$1,400,531	$(125,364)	$3,827,422	$(183,646)
Held for investment:
Corporate security:
Insurance	$—	$—	$75,547	$(1,226)	$75,547	$(1,226)

December 31, 2015
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$37,730	$(299)	$—	$—	$37,730	$(299)
United States Government sponsored agencies	957,053	(14,409)	—	—	957,053	(14,409)
United States municipalities, states and territories	261,823	(8,474)	2,846	(154)	264,669	(8,628)
Foreign government obligations	42,966	(1,762)	15,463	(9,173)	58,429	(10,935)
Corporate securities:
Finance, insurance and real estate	2,077,223	(59,607)	49,912	(14,855)	2,127,135	(74,462)
Manufacturing, construction and mining	3,517,967	(246,456)	376,229	(131,003)	3,894,196	(377,459)
Utilities and related sectors	2,240,652	(138,940)	97,184	(22,565)	2,337,836	(161,505)
Wholesale/retail trade	473,050	(17,863)	38,682	(8,125)	511,732	(25,988)
Services, media and other	1,037,011	(39,937)	32,050	(3,073)	1,069,061	(43,010)
Residential mortgage backed securities	162,770	(2,958)	6,438	(531)	169,208	(3,489)
Commercial mortgage backed securities	2,679,510	(105,002)	11,495	(279)	2,691,005	(105,281)
Other asset backed securities	457,055	(10,581)	46,657	(9,299)	503,712	(19,880)
	$13,944,810	$(646,288)	$676,956	$(199,057)	$14,621,766	$(845,345)
Held for investment:
Corporate security:
Insurance	$65,377	$(11,245)	$—	$—	$65,377	$(11,245)
Based on the results of our process for evaluating available for sale securities in unrealized loss positions for other than temporary impairments, which is discussed in detail later in this footnote, we have determined that the unrealized losses on the securities in the preceding table are temporary. The unrealized losses at September 30, 2016 are principally related to select sectors of the credit markets with spreads that remain wide due to specific market concerns around metals, mining and energy.

The commodity related sectors had most of the gross unrealized losses in our corporate fixed income securities portfolio as of September 30, 2016 and December 31, 2015. Commodity prices, specifically oil, gas and base metals, declined significantly in late 2015, but prices have risen in 2016 to levels that appear sustainable and should support prices and NRSRO ratings longer term. The value of oil has been significantly depressed as the amount of supply from new production has exceeded demand. In addition, iron ore and other key industrial metals have depressed prices as investors perceive the economic slowdown in Asia Pacific will curb demand as supply remains high. The companies in the metal and mining sectors experienced the largest decline in values of their debt in late 2015. In the above table, oil and metals and mining exposure is reflected within the foreign government; manufacturing, construction and mining; and utilities and related sectors. Within these sectors, we continue to monitor the impact to our investment portfolio for those companies that may be adversely affected, both directly and indirectly. Even though the energy holdings and a majority of the metals and mining holdings have seen significant improvements in values as oil and iron ore prices have increased, they could continue to see price volatility and possible downgrades in credit ratings. If oil and commodity prices fall lower and remain at depressed levels for an extended period of time or decline further, certain issuers and investments may come under further stress. At this time, we believe the unrealized losses are temporary due to the fact that the price decline is driven by an over-supply of oil in the energy sector, which we feel is unsustainable long term. Our exposure is in companies that we believe have more financial flexibility and significant operational scale to manage through the downturn. In addition, price declines in the metal and mining sector have been heavily influenced by excess production and softer demand. Companies in the mining sector are more susceptible to rating downgrades and we believe companies will be under continued financial strain if prices decline again. We believe company issuers in our portfolio will be able to meet their debt service obligations.
Approximately 53% and 84% of the unrealized losses on fixed maturity securities shown in the above table for September 30, 2016 and December 31, 2015, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the fixed maturity securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains on investments for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$6,954	$(3,753)	$10,019	$(13,980)
Investments carried at fair value:
Fixed maturity securities, available for sale	$224,258	$118,345	$2,507,204	$(908,644)
Equity securities, available for sale	28	(30)	10	23
	224,286	118,315	2,507,214	(908,621)
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(115,727)	(60,198)	(1,334,702)	455,011
Deferred income tax asset/liability	(37,995)	(20,341)	(410,379)	158,764
	(153,722)	(80,539)	(1,745,081)	613,775
Change in net unrealized gains on investments carried at fair value	$70,564	$37,776	$762,133	$(294,846)
Proceeds from sales of available for sale securities for the nine months ended September 30, 2016 and 2015 were $364.0 million and $269.7 million, respectively. Scheduled principal repayments, calls and tenders for available for sale securities for the nine months ended September 30, 2016 and 2015 were $1.5 billion and $1.0 billion, respectively.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains (losses) on investments, excluding net OTTI losses for the three and nine months ended September 30, 2016 and 2015, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$4,956	$283	$11,047	$4,783
Gross realized losses	(79)	(97)	(2,678)	(897)
	4,877	186	8,369	3,886
Other investments:
Gain on sale of real estate	31	2,245	867	3,278
Loss on sale of real estate	—	—	(93)	(575)
Impairment losses on real estate	—	(570)	—	(1,199)
	31	1,675	774	1,504
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	(113)	(702)	(3,946)	597
Recovery of specific allowance	461	—	5,483	4,375
	348	(702)	1,537	4,972
	$5,256	$1,159	$10,680	$10,362
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
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the nine months ended September 30, 2016 and 2015, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Nine months ended September 30, 2016
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

The following table summarizes other than temporary impairments for the three and nine months ended September 30, 2016 and 2015, by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized in (from) Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Three months ended September 30, 2016
Fixed maturity securities, available for sale:
Corporate securities:
Materials	1	$(4,554)	$1,575	$(2,979)

Three months ended September 30, 2015
Fixed maturity securities, available for sale:
Residential mortgage backed securities	3	$—	$(354)	$(354)
Other asset backed securities	1	(10,000)	5,125	(4,875)
	4	$(10,000)	$4,771	$(5,229)

Nine months ended September 30, 2016
Fixed maturity securities, available for sale:
Corporate securities:
Energy	2	$(642)	$—	$(642)
Materials	1	(4,554)	1,575	(2,979)
Telecommunications	1	(4,462)	562	(3,900)
Utilities	1	(136)	—	(136)
Residential mortgage backed securities	6	—	(440)	(440)
Commercial mortgage backed securities	5	(1,540)	—	(1,540)
Other asset backed securities	1	—	(3,482)	(3,482)
	17	$(11,334)	$(1,785)	$(13,119)

Nine months ended September 30, 2015
Fixed maturity securities, available for sale:
Residential mortgage backed securities	7	$(132)	$(1,182)	$(1,314)
Other asset backed securities	1	(10,000)	5,125	(4,875)
	8	$(10,132)	$3,943	$(6,189)
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(154,408)	$(128,010)	$(145,824)	$(127,050)
Credit losses on securities for which OTTI has not previously been recognized	(2,979)	(4,876)	(9,197)	(5,008)
Additional credit losses on securities for which OTTI has previously been recognized	—	(353)	(3,922)	(1,181)
Accumulated losses on securities that were disposed of during the period	573	761	2,129	761
Cumulative credit loss at end of period	$(156,814)	$(132,478)	$(156,814)	$(132,478)

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income (loss), by major type of security, for securities that are part of our investment portfolio at September 30, 2016 and December 31, 2015:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
September 30, 2016
Fixed maturity securities, available for sale:
Corporate securities	$12,930	$(5,112)	$9,729	$17,547
Residential mortgage backed securities	392,598	(170,284)	206,943	429,257
Commercial mortgage backed securities	6,585	—	190	6,775
Other asset backed securities	4,854	(1,643)	(1,566)	1,645
	$416,967	$(177,039)	$215,296	$455,224
December 31, 2015
Fixed maturity securities, available for sale:
Corporate securities	$6,396	$(2,975)	$9	$3,430
Residential mortgage backed securities	466,871	(170,724)	199,149	495,296
Other asset backed securities	8,154	(5,125)	(553)	2,476
	$481,421	$(178,824)	$198,605	$501,202
4. Mortgage Loans on Real Estate
Our mortgage loan portfolio is summarized in the following table. There were commitments outstanding of $110.1 million at September 30, 2016.

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Principal outstanding	$2,427,905	$2,449,909
Loan loss allowance	(7,527)	(14,142)
Deferred prepayment fees	(1,148)	(510)
Carrying value	$2,419,230	$2,435,257

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

	September 30, 2016		December 31, 2015
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$652,230	26.9%	$698,113	28.5%
Middle Atlantic	155,249	6.4%	160,261	6.6%
Mountain	231,561	9.5%	252,442	10.3%
New England	12,834	0.5%	13,161	0.5%
Pacific	387,212	16.0%	355,268	14.5%
South Atlantic	474,238	19.5%	456,227	18.6%
West North Central	319,341	13.2%	313,120	12.8%
West South Central	195,240	8.0%	201,317	8.2%
	$2,427,905	100.0%	$2,449,909	100.0%
Property type distribution
Office	$321,297	13.2%	$396,154	16.2%
Medical Office	54,129	2.2%	77,438	3.2%
Retail	825,490	34.0%	790,158	32.2%
Industrial/Warehouse	677,342	27.9%	686,400	28.0%
Hotel	1,142	0.1%	3,361	0.1%
Apartment	376,189	15.5%	352,971	14.4%
Mixed use/other	172,316	7.1%	143,427	5.9%
	$2,427,905	100.0%	$2,449,909	100.0%
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

The following table presents a rollforward of our specific and general loss allowances for mortgage loans on real estate:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(4,552)	$(6,300)	$(9,316)	$(7,500)
Charge-offs	2,977	—	—	—
Recoveries	461	—	—	—
Change in provision for credit losses	(213)	100	(1,302)	600
Ending allowance balance	$(1,327)	$(6,200)	$(10,618)	$(6,900)

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(7,842)	$(6,300)	$(12,333)	$(10,300)
Charge-offs	5,078	—	143	—
Recoveries	5,483	—	4,375	—
Change in provision for credit losses	(4,046)	100	(2,803)	3,400
Ending allowance balance	$(1,327)	$(6,200)	$(10,618)	$(6,900)
The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Individually evaluated for impairment	$4,683	$21,277
Collectively evaluated for impairment	2,423,222	2,428,632
Total loans evaluated for impairment	$2,427,905	$2,449,909
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
During the three and nine months ended September 30, 2016 and 2015, no mortgage loans were satisfied by taking ownership of any real estate serving as collateral. The following table summarizes the activity in the real estate owned, included in Other investments, which was obtained in satisfaction of mortgage loans on real estate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Real estate owned at beginning of period	$—	$12,958	$6,485	$20,238
Real estate acquired in satisfaction of mortgage loans	—	—	—	—
Additions	—	120	—	120
Sales	—	(2,761)	(6,444)	(9,241)
Impairments	—	(570)	—	(1,199)
Depreciation	—	(53)	(41)	(224)
Real estate owned at end of period	$—	$9,694	$—	$9,694

We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,426,284	$2,438,341
In workout	1,621	11,568
Delinquent	—	—
Collateral dependent	—	—
	$2,427,905	$2,449,909
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
Mortgage loans are considered delinquent when they become 60 days or more past due. In general, when loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. There were no loans in non-accrual status at September 30, 2016 or December 31, 2015.
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
Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
September 30, 2016	$—	$—	$—	$—	$2,427,905	$—	$2,427,905
December 31, 2015	$—	$—	$—	$—	$2,449,909	$—	$2,449,909

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
September 30, 2016
Mortgage loans with an allowance	$3,356	$4,683	$(1,327)
Mortgage loans with no related allowance	1,621	1,621	—
	$4,977	$6,304	$(1,327)
December 31, 2015
Mortgage loans with an allowance	$13,435	$21,277	$(7,842)
Mortgage loans with no related allowance	8,859	8,859	—
	$22,294	$30,136	$(7,842)

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Three months ended September 30, 2016
Mortgage loans with an allowance	$3,378	$75
Mortgage loans with no related allowance	1,634	25
	$5,012	$100
Three months ended September 30, 2015
Mortgage loans with an allowance	$17,336	$44
Mortgage loans with no related allowance	13,414	176
	$30,750	$220
Nine months ended September 30, 2016
Mortgage loans with an allowance	$3,420	$226
Mortgage loans with no related allowance	1,680	75
	$5,100	$301
Nine months ended September 30, 2015
Mortgage loans with an allowance	$17,649	$866
Mortgage loans with no related allowance	13,432	595
	$31,081	$1,461
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. A summary of mortgage loans on commercial real estate with outstanding principal at September 30, 2016 and December 31, 2015 that we determined to be TDRs are as follows:

Geographic Region	Number of TDRs	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
September 30, 2016
South Atlantic	1	$3,024	$—	$3,024
East North Central	1	2,041	(467)	1,574
	2	$5,065	$(467)	$4,598
December 31, 2015
South Atlantic	6	$11,155	$(2,992)	$8,163
East North Central	2	3,306	(467)	2,839
West North Central	1	5,913	—	5,913
	9	$20,374	$(3,459)	$16,915
5. Derivative Instruments
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$706,007	$337,256
Other assets
Interest rate caps	307	1,410
	$706,314	$338,666
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$6,678,102	$5,983,622
Other liabilities
Interest rate swap	4,944	3,139
	$6,683,046	$5,986,761

The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$103,267	$(347,038)	$72,910	$(396,399)
2015 notes hedges	—	(1,141)	—	(4,516)
Interest rate swap	647	(2,349)	(2,979)	(3,283)
Interest rate caps	(120)	(832)	(1,103)	(1,286)
	$103,794	$(351,360)	$68,828	$(405,484)
Change in fair value of embedded derivatives:
Fixed index annuities—embedded derivatives	$41,561	$(460,031)	$421,193	$(864,389)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	102,843	46,448	273,371	285,793
2015 notes embedded conversion derivative	—	(1,141)	—	(4,516)
	$144,404	$(414,724)	$694,564	$(583,112)
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

The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			September 30, 2016		December 31, 2015
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A	A1	$6,367,855	$156,209	$6,257,861	$67,662
Barclays	A-	A2	2,485,187	62,339	2,463,768	35,273
BNP Paribas	A	A1	891,487	16,050	1,520,710	16,944
Citibank, N.A.	A	A1	3,738,323	69,484	3,786,498	23,587
Credit Suisse	A	A2	1,652,310	35,776	1,278,492	12,508
Deutsche Bank	BBB+	Baa2	522,531	7,950	1,349,002	10,704
J.P. Morgan	A+	Aa3	1,622,978	19,165	838,982	5,283
Morgan Stanley	A	A1	2,870,679	49,172	3,465,457	33,171
Royal Bank of Canada	AA-	Aa3	3,413,277	91,977	2,820,410	48,654
SunTrust	A-	Baa1	2,297,155	63,758	1,308,434	20,028
Wells Fargo	AA-	Aa2	4,521,020	129,851	4,187,955	63,442
Exchange traded			207,038	4,276	—	—
			$30,589,840	$706,007	$29,277,569	$337,256
As of September 30, 2016 and December 31, 2015, we held $665.7 million and $349.8 million, respectively, of cash and cash equivalents and other securities from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $64.2 million and $36.9 million at September 30, 2016 and December 31, 2015, respectively.
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
Details regarding the interest rate swap are as follows:

	Notional		Pay		September 30, 2016	December 31, 2015
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	LIBOR	2.415%	SunTrust	$(4,944)	$(3,139)
Details regarding the interest rate caps are as follows:

	Notional		Cap		September 30, 2016	December 31, 2015
Maturity Date	Amount	Floating Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	LIBOR	2.50%	SunTrust	$153	$708
July 8, 2021	12,000	LIBOR	2.50%	SunTrust	46	212
July 29, 2021	27,000	LIBOR	2.50%	SunTrust	108	490
	$79,000				$307	$1,410
The interest rate swap converts floating rates to fixed rates for seven years which began in March 2014. The interest rate caps cap our interest rates for seven years which began in July 2014. As of September 30, 2016, we deposited $4.5 million of collateral with the counterparty to the swap.

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
In December 2015, we began settling the 2015 warrants in net shares on a weekly basis, and completed the settlement of all the warrants by June 30, 2016. 140,866 shares of our common stock were delivered to holders of the expiring warrants, of which 92,998 shares were issued during the nine months ended September 30, 2016. 2015 warrants remained outstanding on 1.6 million shares of our common stock at a strike price of $15.59 per share at December 31, 2015. As the average price of our common stock exceeded the strike price of the 2015 warrants while they were outstanding, the effect has been included in diluted earnings per share for the nine months ended September 30, 2016, and the three and nine months ended September 30, 2015.
6. Notes and Loan Payable
On September 30, 2016, we entered into a credit agreement with six banks that provided for a $150 million unsecured revolving line of credit (the "Revolving Facility") that terminates on September 30, 2021 and a $100 million term loan (the "Term Loan") that terminates on September 30, 2019 and can be prepaid prior to maturity without penalty. We utilized the proceeds from the Term Loan to make a contribution to the capital and surplus of our subsidiary, American Equity Investment Life Insurance Company ("American Equity Life"). Any proceeds from the Revolving Facility will be used to finance our general corporate purposes. Interest is paid quarterly on the Term Loan. The interest rate for all borrowings under the credit agreement is floating at a rate based on our election that will be equal to the alternate base rate (as defined in the credit agreement) plus the applicable margin or the adjusted LIBOR rate (as defined in the credit agreement) plus the applicable margin. We also pay a commitment fee based on the available unused portion of the Revolving Facility. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the borrowings. Based upon our current credit rating, the applicable margin is 0.75% for alternate base rate borrowings and 1.75% for adjusted LIBOR rate borrowings, and the commitment fee is 0.275%. Under this agreement, we are required to maintain a minimum risk-based capital ratio at our subsidiary, American Equity Life, of 275%, a maximum ratio of adjusted debt to total adjusted capital of 0.35, and a minimum level of statutory surplus at American Equity Life equal to the sum of 1) 80% of statutory surplus at June 30, 2016, 2) 50% of the statutory net income for each fiscal quarter ending after June 30, 2016, and 3) 50% of all capital contributed to American Equity Life after June 30, 2016. The Revolving Facility contains an accordion feature that allows us, on up to three occasions and subject to credit availability, to increase the credit facility by an additional $50 million in the aggregate. We also have the ability to extend the maturity date of the Revolving Facility by an additional one year past the initial maturity date of September 30, 2021 with the consent of the extending banks. There are currently no guarantors of the Revolving Facility or the Term Loan, but certain of our subsidiaries must guarantee our obligations under the credit agreement if such subsidiaries guarantee other material amounts of our debt. No amounts were outstanding under the Revolving Facility at September 30, 2016. As of September 30, 2016, $445.0 million is unrestricted and could be distributed to shareholders and still be in compliance with all covenants under this credit agreement.
The preceding replaced a $140 million unsecured revolving line of credit agreement with five banks dated November 22, 2013 that was scheduled to terminate on November 22, 2017.
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). The maximum amount borrowed was $40.6 million during the nine months ended September 30, 2015. When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $0.6 million for the nine months ended September 30, 2015. We had no borrowings under repurchase agreements during the three and nine months ended September 30, 2016 and the three months ended September 30, 2015. The weighted average interest rate on amounts due under repurchase agreements was 0.39% for the nine months ended September 30, 2015.

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
During the three months ended September 30, 2016, we reduced the litigation liability related to the Los Angeles Case by $6.4 million as we paid out $1.8 million in partial settlement, reclassified $1.8 million from the litigation liability to policy benefit reserves and other policy funds and contract claims and released $2.8 million of the litigation liability as additional information became available concerning the nature and magnitude of claims based on the terms of the settlement. After this activity, we estimate our litigation liability in this matter to be $4.7 million based on our best estimate of probable loss. There can be no assurance that any other pending or future litigation will not have a material adverse effect on our business, financial condition, or results of operations.
In addition to our commitments to fund mortgage loans, we have unfunded commitments at September 30, 2016 to limited partnerships of $58.8 million and to secured bank loans of $35.3 million.
8. Earnings (Loss) Per Share and Stockholders' Equity
Earnings (Loss) Per Share
The following table sets forth the computation of earnings (loss) per common share and earnings (loss) per common share - assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) - numerator for earnings (loss) per common share	$(7,420)	$97,306	$(37,553)	$186,054

Denominator:
Weighted average common shares outstanding (1)	86,261,692	79,675,955	83,645,427	77,994,602
Effect of dilutive securities:
2015 warrants	—	714,980	20,219	766,795
Stock options and deferred compensation agreements	424,875	981,271	423,498	1,076,166
Restricted stock and restricted stock units	357,359	186,430	323,409	139,747
Denominator for earnings (loss) per common share - assuming dilution	87,043,926	81,558,636	84,412,553	79,977,310

Earnings (loss) per common share	$(0.09)	$1.22	$(0.45)	$2.39
Earnings (loss) per common share - assuming dilution	$(0.09)	$1.19	$(0.45)	$2.33

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan.

Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
		Minimum	Maximum
Three months ended September 30, 2016	1,058,491	$24.79	$24.79
Three months ended September 30, 2015	—	$—	$—
Nine months ended September 30, 2016	1,058,491	$24.79	$24.79
Nine months ended September 30, 2015	—	$—	$—
Stockholders' Equity
In August 2015, we completed an underwritten public offering of 8,600,000 shares of our common stock at a public offering price of $25.25 per share, of which 4,300,000 shares were subject to a forward sale agreement. The underwriters exercised in full their option to purchase 1,290,000 additional shares of common stock, which were subject to a separate forward sale agreement. We settled the forward sale agreements on August 1, 2016 and issued 5,590,000 shares of our common stock and received $134.7 million in net proceeds. We contributed the net proceeds from the settlement to the capital and surplus of American Equity Life.
The forward sale agreements had no initial fair value since they were entered into at the then market price of the common stock. The forward sale agreements are equity instruments and qualify for an exception from derivative and fair value accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at September 30, 2016, and the unaudited consolidated results of operations for the three and nine month periods ended September 30, 2016 and 2015, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Average yield on invested assets	4.46%	4.79%	4.52%	4.77%
Aggregate cost of money	1.89%	1.96%	1.91%	1.96%
Aggregate investment spread	2.57%	2.83%	2.61%	2.81%

Impact of:
Investment yield - additional prepayment income	0.04%	0.14%	0.05%	0.08%
Cost of money effect of over hedging	0.02%	0.02%	0.01%	0.05%
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
We are currently in the midst of an unprecedented period of low interest rates and low yields for investments with the credit quality we prefer which presents a strong headwind to achieving our target rate for investment spread. In response to this persistent low interest rate environment, we have been reducing policyholder crediting rates for new annuities and existing annuities since the fourth quarter of 2011. Spread results for the 2016 and 2015 periods reflect the benefits from these reductions; however, the reductions in cost of money have been less than and were offset by lower yields from investment purchases.
Renewal rate adjustments covering $16 - 17 billion of policyholder account values began on September 1, 2016, and should lower the overall cost of money by 8 basis points when fully implemented. In addition, we will begin applying renewal rate adjustments on $7.4 billion of policyholder account values beginning on December 6, 2016. These adjustments will be implemented over the next 12 to 15 months on policy anniversary dates and are expected to reduce a portion of the 0.54% cost of money differential between existing rates and guaranteed minimum rates we had at September 30, 2016.
We reduced new money rates on many of our fixed index annuity products by approximately 10 basis points in April 2016 and reduced new money rates on most of our non-bonus fixed index annuity products by approximately 10-25 basis points in August 2016. We also reduced rates three times on our multi-year rate guaranteed annuity products for a total of 55-85 basis points during the second and third quarters of 2016. Investment yields available to us in the third and fourth quarters of 2016 have been significantly lower than the first six months of the year. Investment yields at these levels will continue to put downward pressure on our investment spread and product returns.
In August 2015, we completed an underwritten public offering of 9,890,000 shares of our common stock at a public offering price of $25.25 per share, of which 5,590,000 shares were subject to forward sale agreements. We physically settled the forward sales agreements on August 1, 2016 by delivery of the 5.6 million shares of our common stock and contributed the $134.7 million in net proceeds from the settlement to the capital and surplus of American Equity Life to support continued growth and maintain desired financial strength ratings.
On September 30, 2016, we entered into a credit agreement providing for a three-year $100 million term loan and a $150 million unsecured revolving line of credit that matures on September 30, 2021. The $100 million of loan proceeds were contributed to the capital and surplus of American Equity Life on October 3, 2016.

Life insurance companies are subject to the NAIC risk-based capital (RBC) requirements which are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Rating agencies utilize a form of RBC to partially determine capital strength of insurance companies. Our RBC ratio at December 31, 2015 was 336%, and our estimated RBC ratio at September 30, 2016 was 327%. On a pro forma basis, including the $100 million capital contribution on October 3, 2016, the estimated RBC ratio at September 30, 2016 was 338%.
Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015
Annuity deposits by product type collected during the three and nine months ended September 30, 2016 and 2015, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2016	2015	2016	2015
	(Dollars in thousands)
Fixed index annuities	$1,291,236	$1,764,179	$4,504,784	$4,748,612
Annual reset fixed rate annuities	13,877	8,425	46,448	32,612
Multi-year fixed rate annuities	225,937	45,032	1,161,527	132,249
Single premium immediate annuities	11,730	8,921	25,357	27,085
Total before coinsurance ceded	1,542,780	1,826,557	5,738,116	4,940,558
Coinsurance ceded	416,233	98,881	1,471,488	272,827
Net after coinsurance ceded	$1,126,547	$1,727,676	$4,266,628	$4,667,731
Annuity deposits before coinsurance ceded decreased 16% during the third quarter of 2016 and increased 16% during the nine months ended September 30, 2016 compared to the same periods in 2015. The increase in sales for the nine months ended September 30, 2016 is primarily due to sales of multi-year rate guaranteed (MYGA) fixed annuity products. These products are often emphasized by banks which are an expanding source of distribution for Eagle Life. Our rates on these products were more competitive during the first half of 2016 and together with the larger number of bank distribution relationships, translated into a significant increase in sales of those products for the nine months ended September 30, 2016. Rates on these products were less competitive in the third quarter of 2016 but the larger number of bank distribution relationships resulted in a large increase in sales for these products in the third quarter of 2016 compared to the same period in 2015.
Annuity deposits before coinsurance ceded from fixed index annuities decreased 27% during the third quarter of 2016 and 5% during the nine months ended September 30, 2016 compared to the same periods in 2015. We had robust sales of fixed index annuities by independent agents during the final three quarters of 2015 following the withdrawal in the first quarter of 2015 of a competitor’s guaranteed income product that had been the source of significant competition. This competitor has returned to the market in 2016 and in general the market in the independent agent distribution channel has been more competitive in 2016. Declines in fixed index annuity sales from independent agents has been partially offset by increases in sales from banks and broker-dealers which were up 97% in the third quarter of 2016 to $152.9 million and 158% for the nine months ended September 30, 2016 to $529.9 million. These increases were attributable to an expansion in the number of distribution relationships selling Eagle Life's fixed index annuities from 35 relationships as of September 30, 2015 to 52 relationships as of September 30, 2016 and increased sales from many of the relationships that were selling Eagle Life's fixed index annuities in both periods.
We coinsure 80% of the premiums received from (1) MYGA fixed annuity products, (2) fixed index annuities sold by Eagle Life Insurance Company ("Eagle Life") through broker/dealers and banks and (3) certain non-bonus fixed index annuity products sold by American Equity Life in August and September 2016. The increases in coinsurance ceded premiums are attributable to the increases in premiums from these sources. The premiums ceded for American Equity Life's non-bonus fixed index annuities in the third quarter of 2016 were $112.2 million.
Net income (loss), in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 13% to $44.1 billion for the third quarter of 2016 and 15% to $43.0 billion for the nine months ended September 30, 2016 compared to $38.9 billion and $37.4 billion for the same periods in 2015. Our investment spread measured in dollars was $252.7 million for the third quarter of 2016 and $745.2 million for the nine months ended September 30, 2016 compared to $239.5 million and $688.9 million for the same periods in 2015. As previously mentioned, our investment spread has been negatively impacted by the extended low interest rate environment (see Net investment income).
Net income (loss) is also impacted by the change in fair value of derivatives and embedded derivatives which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net loss for the three and nine months ended September 30, 2016 was negatively impacted by decreases in the discount rates used to estimate the fair value of our embedded derivative liabilities. Net income for the three and nine months ended September 30, 2015 was positively impacted by increases in the discount rates used to estimate the fair value of our embedded derivative liabilities.

We periodically revise the key assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. In addition, we periodically revise the assumptions used in determining reserves held for living income benefit riders as experience develops that is different from our assumptions.
Net income (loss) for the 2016 and 2015 periods includes effects from unlocking and revisions to assumptions used in determining reserves for living income benefit riders as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Increase (decrease) in amortization of deferred sales inducements	$17,868	$(5,612)	$35,760	$(5,612)
Increase (decrease) in amortization of deferred policy acquisition costs	22,080	(10,970)	48,164	(10,970)
Increase in interest sensitive and index product benefits	42,002	18,313	42,002	18,313
Effect on net income (loss)	(52,859)	(1,117)	(81,224)	(1,117)
We review these assumptions quarterly and as a result of this review we made adjustments in the third quarter of 2016 to extend the period of time in which we assume investment spread will grade up to our long-term spread targets by an additional year. We had previously made adjustments to lower future spread assumptions in the first quarter of 2016 after comparing investment spread assumptions to actual investment spreads earned in the three months ended December 31, 2015 and March 31, 2016 and determining that decreases in the average yield earned on invested assets resulting from the continued low interest rate environment was creating shortfalls in investment spread and gross profits. Yields obtained on investments purchased in the third quarter of 2016 were much lower than we had anticipated as a result of the overall decline in investment yields that followed the Brexit vote late in the second quarter and led to the third quarter unlocking of investment spread assumptions. In addition, during the third quarter of 2016, revisions to assumptions used in determining reserves held for living income benefit riders described below resulted in a decrease in estimated future gross profits.
The most significant revisions to assumptions in 2015 were account balance true-ups, which were favorable to us due to stronger equity market performance than we assumed, favorable adjustments to lapse assumptions to reflect better persistency experienced than assumed and unfavorable adjustments to investment spread to reflect lower spreads being earned than assumed. In 2015, the favorable impact of the account balance true-up and lapse assumption change was largely offset by reductions in estimated future gross profits attributable to revisions to the assumptions for the lifetime income benefit rider liability described below.
The 2016 and 2015 revisions to reserves for living income benefit riders were consistent with unlocking for deferred policy acquisition costs and deferred sales inducements described above. The 2016 revisions were primarily due to actual index credits on policies being lower than projected over the past four quarters which generated an increase in interest sensitive and index product benefits and a decrease in net income for 2016. The 2015 revisions included a revision to the future period assumption for the primary age at which policyholders elect to exercise the rider's lifetime income benefit. The most significant assumption change generating the 2015 negative impact on net income was an increase to the primary election age to begin receiving lifetime income from 67 to 70 as our experience has shown that age 70 is the most popular age at which policyholders elect to begin receiving lifetime income benefit payments. The lifetime income benefit payments are determined by applying a payout factor to the rider's benefit base. The payout factors vary by the age at the time the lifetime income is elected. In early versions of the rider, the age band for payout factors was 10 years (i.e. 60-69; 70-79). As a result, policyholders have an incentive to defer their lifetime income election until age 70, when the payout factor stepped up. Subsequent versions of the rider reduced the age bands between payout factors to five years and the rider we currently sell has a different payout factor for every age. With these structures, assumption revisions from any further developments in our experience for primary election age should have a smaller impact than what was experienced in 2015.
Operating income (loss) (a non-GAAP financial measure) decreased to $(4.7) million in the third quarter of 2016 and to $66.4 million for the nine months ended September 30, 2016 compared to $45.9 million and $145.7 million for the same periods in 2015.
In addition to net income (loss), we have consistently utilized operating income (loss), a non-GAAP financial measure commonly used in the life insurance industry, as an economic measure to evaluate our financial performance. Operating income (loss) equals net income (loss) adjusted to eliminate the impact of items that fluctuate from quarter to quarter in a manner unrelated to core operations, and we believe measures excluding their impact are useful in analyzing operating trends. The most significant adjustments to arrive at operating income (loss) eliminate the impact of fair value accounting for our fixed index annuity business and are not economic in nature but rather impact the timing of reported results. We believe the combined presentation and evaluation of operating income (loss) together with net income (loss) provides information that may enhance an investor's understanding of our underlying results and profitability.

Operating income (loss) is not a substitute for net income (loss) determined in accordance with GAAP. The adjustments made to derive operating income (loss) are important to understand our overall results from operations and, if evaluated without proper context, operating income (loss) possesses material limitations. As an example, we could produce a low level of net income in a given period, despite strong operating performance, if in that period we experience significant net realized losses from our investment portfolio. We could also produce a high level of net income in a given period, despite poor operating performance, if in that period we generate significant net realized gains from our investment portfolio. As an example of another limitation of operating income (loss), it does not include the decrease in cash flows expected to be collected as a result of credit loss OTTI. Therefore, our management reviews net realized investment gains (losses) and analyses of our net investment income, including impacts related to OTTI write-downs, in connection with their review of our investment portfolio. In addition, our management examines net income (loss) as part of their review of our overall financial results.
The adjustments made to net income (loss) to arrive at operating income (loss) for the three and nine months ended September 30, 2016 and 2015 are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Reconciliation of net income (loss) to operating income (loss):
Net income (loss)	$(7,420)	$97,306	$(37,553)	$186,054
Adjustments to arrive at operating income (loss):
Net realized (gains) losses and net OTTI losses on investments, net of offsets	(1,008)	2,542	752	(2,835)
Change in fair value of derivatives and embedded derivatives - index annuities, net of offsets	9,400	(83,410)	160,078	(61,277)
Change in fair value of derivatives and embedded derivatives - debt	(1,049)	2,575	2,483	2,746
Litigation reserve, net of offsets	(1,957)	—	(1,957)	—
Income taxes	(2,689)	26,903	(57,426)	20,991
Operating income (loss)	$(4,723)	$45,916	$66,377	$145,679
The amounts disclosed in the reconciliation above are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs where applicable.
Operating income (loss) for the 2016 and 2015 periods includes effects from unlocking and revisions to assumptions used in determining reserves for living income benefit riders as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Increase (decrease) in amortization of deferred sales inducements	$18,055	$(478)	$36,127	$(478)
Increase (decrease) in amortization of deferred policy acquisition costs	21,493	(4,260)	47,765	(4,260)
Increase in interest sensitive and index product benefits	42,002	18,313	42,002	18,313
Effect on operating income (loss)	(52,600)	(8,756)	(81,202)	(8,756)
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 26% to $47.7 million in the third quarter of 2016 and 26% to $125.3 million for the nine months ended September 30, 2016 compared to $38.0 million and $99.1 million for the same periods in 2015. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Surrender charges	$13,819	$13,104	$40,381	$36,071
Lifetime income benefit riders (LIBR) fees	33,856	24,871	84,923	62,995
	$47,675	$37,975	$125,304	$99,066

Withdrawals from annuity policies subject to surrender charges	$117,223	$106,939	$334,510	$288,135
Average surrender charge collected on withdrawals subject to surrender charges	11.8%	12.3%	12.1%	12.5%

Fund values on policies subject to LIBR fees	$4,789,359	$3,816,764	$12,668,190	$10,295,527
Weighted average per policy LIBR fee	0.71%	0.65%	0.67%	0.61%
The increases in annuity product charges were primarily attributable to increases in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee and an increase in the average fees being charged as compared to prior periods. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders. In addition, surrender charges increased in the third quarter of 2016 as well as the nine months ended September 30, 2016, compared to the same periods in 2015 due to an increase in withdrawals from annuity policies subject to surrender charges.

Net investment income increased 6% to $463.6 million in the third quarter of 2016 and 10% to $1.4 billion for the nine months ended September 30, 2016 compared to $436.1 million and $1.3 billion for the same periods in 2015. The increases were principally attributable to the growth in our annuity business and a corresponding increase in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 14% to $41.7 billion for the third quarter of 2016 and 16% to $40.6 billion for the nine months ended September 30, 2016 compared to $36.5 billion and $35.1 billion for the same periods in 2015. The average yield earned on average invested assets was 4.46% for the third quarter of 2016 and 4.52% for the nine months ended September 30, 2016 compared to 4.79% and 4.77% for the same periods in 2015.
The decreases in average yield earned on average invested assets were attributable to the investment of new premiums and portfolio cash flows during 2016 and 2015 at rates below the overall portfolio yield and higher cash balances. The average yield on fixed income securities purchased and commercial mortgage loans funded in the three and nine months ended September 30, 2016 was 3.31% and 3.64%, respectively, compared to 3.89% and 3.82% for the same periods in 2015, respectively. The average balance for cash and short-term investments was $1.2 billion and $1.0 billion during the three and nine months ended September 30, 2016, respectively, compared to $444.4 million and $283.9 million for the same periods in 2015, respectively. The unfavorable impact from these items was partially offset by prepayment and fee income received resulting in additional net investment income of $4.2 million and $16.7 million for the three and nine months ended September 30, 2016 and $13.1 million and $20.0 million for the same periods in 2015, respectively.
Change in fair value of derivatives consists of call options purchased to fund annual index credits on fixed index annuities, the 2015 notes hedges related to our 2015 notes and an interest rate swap and interest rate caps that hedge our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$(14,299)	$(17,336)	$(259,497)	$193,957
Change in unrealized gains/losses	117,566	(329,702)	332,407	(590,356)
2015 notes hedges	—	(1,141)	—	(4,516)
Interest rate swap	647	(2,349)	(2,979)	(3,283)
Interest rate caps	(120)	(832)	(1,103)	(1,286)
	$103,794	$(351,360)	$68,828	$(405,484)
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
S&P 500 Index
Point-to-point strategy	0.0 - 8.2%	0.0 - 8.0%	0.0 - 8.2%	0.0 - 8.9%
Monthly average strategy	0.0 - 8.0%	0.0 - 7.4%	0.0 - 8.0%	0.0 - 9.0%
Monthly point-to-point strategy	0.0 - 4.1%	0.0 - 6.5%	0.0 - 4.1%	0.0 - 12.1%
Fixed income (bond index) strategies	0.0 - 10.0%	0.0 - 7.0%	0.0 - 10.0%	0.0 - 10.0%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$4,956	$283	$11,047	$4,783
Gross realized losses	(79)	(97)	(2,678)	(897)
	4,877	186	8,369	3,886
Other investments:
Gain on sale of real estate	31	2,245	867	3,278
Loss on sale of real estate	—	—	(93)	(575)
Impairment losses on real estate	—	(570)	—	(1,199)
	31	1,675	774	1,504
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	(113)	(702)	(3,946)	597
Recovery of specific allowance	461	—	5,483	4,375
	348	(702)	1,537	4,972
	$5,256	$1,159	$10,680	$10,362
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
Net OTTI losses recognized in operations decreased to $3.0 million in the third quarter of 2016 and increased to $13.1 million for the nine months ended September 30, 2016 compared to $5.2 million and $6.2 million for the same periods in 2015. See Financial Condition - Other Than Temporary Impairments and Note 3 to our unaudited consolidated financial statements for additional discussion of other than temporary impairments recognized during the periods presented.
Interest sensitive and index product benefits increased 31% to $278.9 million in the third quarter of 2016 and decreased 39% to $487.7 million for the nine months ended September 30, 2016 compared to $213.5 million and $802.4 million for the same periods in 2015. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Index credits on index policies	$126,653	$101,170	$142,084	$515,675
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	71,766	64,680	204,739	194,476
Lifetime income benefit riders	80,524	47,615	140,912	92,280
	$278,943	$213,465	$487,735	$802,431
The increase in index credits for three months ended September 30, 2016 and the decrease in index credits for the nine months ended September 30, 2016 were both attributable to changes in the appreciation/depreciation of the underlying indices over the applicable time periods (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $128.3 million and $144.3 million for the three and nine months ended September 30, 2016, compared to $103.8 million and $529.2 million for the same periods in 2015. The increases in interest credited were primarily due to increases in average amount of annuity liabilities outstanding receiving a fixed rate of interest. The increases in benefits recognized for living income benefit riders was due to the impact of revisions of assumptions used in determining reserves held for living income benefit riders and interest sensitive and index product benefits (See Net income (loss) above for discussion of the impact of revisions of assumptions) and an increase in the number of policies with lifetime income benefit riders and correlates to the increase in fees discussed in Annuity product charges.

The reserve held for living income benefit riders was $492.9 million and $352.0 million at September 30, 2016 and December 31, 2015, respectively.
Amortization of deferred sales inducements, in general, has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 88% and 89% of our net annuity account values at September 30, 2016 and September 30, 2015, respectively. The increases in amortization from these factors have been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$78,178	$53,163	$212,358	$155,014
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(9,825)	13,334	(84,532)	(3,279)
Net realized gains (losses) on investments, net OTTI losses recognized in operations and changes in litigation reserves	892	(690)	(430)	543
Amortization of deferred sales inducements after gross profit adjustments	$69,245	$65,807	$127,396	$152,278
See Net income (loss) and Operating income (loss), a non-GAAP financial measure, above for discussion of the impact of unlocking on amortization of deferred sales inducements for the three and nine months ended September 30, 2016 and 2015. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)

Fixed index annuities - embedded derivatives	$41,561	$(460,031)	$421,193	$(864,389)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	102,843	46,448	273,371	285,793
2015 notes embedded conversion derivative	—	(1,141)	—	(4,516)
	$144,404	$(414,724)	$694,564	$(583,112)
The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in discount rates used in estimating our embedded derivative liabilities; and (iii) the growth in the host component of the policy liability. The amounts presented as "Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting" represents the total change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date, less the change in fair value of our fixed index annuities embedded derivative. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2015. The primary reasons for the increases in the change in fair value of the fixed index annuity embedded derivatives during the three and nine months ended September 30, 2016 were decreases in the discount rates used in estimating the fair value of our liability during the three and nine months ended September 30, 2016 as compared to increases in the discount rates for the same periods of 2015 and increases in the expected index credits on the next policy anniversary dates resulting from increases in the fair value of the call options acquired to fund these index credits during the three and nine months ended September 30, 2016 as compared to decreases in the expected index credits on the next policy anniversary dates resulting from decreases in the fair value of the call options acquired to fund these index credits for the same periods in 2015.

As discussed above under Change in fair value of derivatives, our 2015 notes matured and were extinguished on September 15, 2015. The related embedded conversion derivative liability was also settled on that date. The change in the fair value of the 2015 notes embedded conversion derivative was offset by a comparable increase or decrease in the change in fair value of the 2015 notes hedges.
Interest expense on notes and loan payable decreased 5% to $6.9 million in the third quarter of 2016 and 6% to $20.6 million for the nine months ended September 30, 2016 compared to $7.3 million and $22.0 million for the same periods in 2015. The decreases in interest expense were attributable to the extinguishment of $22.4 million principal amount of our convertible senior notes in 2015.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$106,777	$71,715	$299,729	$216,608
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(9,919)	(2,992)	(100,858)	(30,532)
Net realized gains (losses) on investments, net OTTI losses recognized in operations and changes in litigation reserves	1,250	(838)	(385)	795
Amortization of deferred policy acquisition costs after gross profit adjustments	$98,108	$67,885	$198,486	$186,871
See Net income (loss) and Operating income (loss), a non-GAAP financial measure, above for discussion of the impact of unlocking on amortization of deferred policy acquisition costs for the three and nine months ended September 30, 2016 and 2015. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2015.
Other operating costs and expenses increased 3% to $25.1 million in the third quarter of 2016 and 12% to $78.8 million for the nine months ended September 30, 2016 compared to $24.5 million and $70.5 million for the same periods in 2015 and are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
			(Dollars in thousands)
Salary and benefits	$12,111	$12,349	$38,939	$35,461
Risk charges	7,688	5,654	21,747	15,784
Other	5,334	6,494	18,100	19,242
Total other operating costs and expenses	$25,133	$24,497	$78,786	$70,487
The three months ended September 30, 2016 reflect an increase in salary and benefits of approximately $0.9 million due to an increased number of employees related to our growth and a $0.7 million increase in a deferred compensation liability that is based upon the value of our common stock as compared to the same period in 2015. The nine months ended September 30, 2016 reflect an increase in salary and benefits of approximately $5.5 million due to an increased number of employees related to our growth as well as an expense of $2.3 million related to assumption changes and the execution of an amended and restated retirement agreement with our Executive Chairman as compared to the same period in 2015. These increases were offset by decreases of approximately $2.1 million and $4.2 million related to expense recognized under our short-term incentive compensation program and other bonus programs during the three and nine months ended September 30, 2016 as compared to the same periods in 2015.
The increases in reinsurance risk charges expense were due to the growth in our policyholder liabilities subject to a reinsurance agreement pursuant to which we cede excess regulatory reserves to an unaffiliated reinsurer. The regulatory reserves ceded at September 30, 2016 and 2015 were $603.0 million and $434.4 million, respectively.
Other expenses for the three and nine months ended September 30, 2016 benefited from the release of a litigation liability of $2.8 million. The benefit was offset by the write-off of debt issuance costs of $0.4 million related to the termination of our November 2013 credit facility during the third quarter of 2016 and offset by expenses of $0.6 million and $0.7 million for the three and nine months ended September 30, 2016, related to spending on the Department of Labor's fiduciary rule.

Income tax expense (benefit) was $(3.6) million in the third quarter of 2016 and $(19.8) million for the nine months ended September 30, 2016 compared to $51.4 million and $98.3 million for the same periods in 2015. The changes in income tax expense were primarily due to changes in income (loss) before income taxes. The effective income tax rates for the three and nine months ended September 30, 2016 were 32.4% and 34.5%, respectively, and 34.6% and 34.6% for the same periods in 2015, respectively.
Income tax expense (benefit) and the resulting effective tax rate are based upon two components of income (loss) before income taxes (benefits) ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 35.5% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income (loss) for the parent company and other non-life insurance subsidiaries is generally taxed at an effective tax rate of 41.5% reflecting the combined federal / state income tax rates. The effective income tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income (loss) vary from period to period based primarily on the relative size of pretax income (loss) from the two sources. We are expecting the effective income tax rate in 2016 to be higher than in it was in 2015 as the percentage of taxable income from the life insurance sources is expected to be less than it was in 2015 and tax exempt investment income is expected to be lower in 2016 than it was in 2015.

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
The composition of our investment portfolio is summarized as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$418,465	0.9%	$471,256	1.3%
United States Government sponsored agencies	1,472,904	3.2%	1,398,611	3.5%
United States municipalities, states and territories	4,052,210	8.8%	3,755,367	9.5%
Foreign government obligations	254,420	0.6%	212,565	0.5%
Corporate securities	27,992,430	61.1%	23,879,016	60.3%
Residential mortgage backed securities	1,358,174	3.0%	1,462,072	3.7%
Commercial mortgage backed securities	5,310,156	11.6%	4,174,396	10.5%
Other asset backed securities	1,522,424	3.3%	1,145,178	2.9%
Total fixed maturity securities	42,381,183	92.5%	36,498,461	92.2%
Equity securities	7,843	—%	7,828	—%
Mortgage loans on real estate	2,419,230	5.3%	2,435,257	6.2%
Derivative instruments	706,007	1.5%	337,256	0.9%
Other investments	297,068	0.7%	291,530	0.7%
	$45,811,331	100.0%	$39,570,332	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	September 30, 2016		December 31, 2015
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$27,509,994	64.9%	$23,724,648	65.0%
Baa	13,278,853	31.3%	11,491,609	31.5%
Total investment grade	40,788,847	96.2%	35,216,257	96.5%
Ba	931,771	2.2%	657,760	1.8%
B	147,965	0.4%	68,712	0.2%
Caa	59,636	0.1%	91,998	0.3%
Ca and lower	452,964	1.1%	463,734	1.2%
Total below investment grade	1,592,336	3.8%	1,282,204	3.5%
	$42,381,183	100.0%	$36,498,461	100.0%

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
A summary of our fixed maturity securities by NAIC designation is as follows:

	September 30, 2016				December 31, 2015
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$25,136,784	$27,489,043	$27,489,043	64.9%	$23,363,259	$24,207,801	$24,207,801	66.3%
2	12,859,996	13,679,587	13,679,587	32.3%	11,709,730	11,589,325	11,589,325	31.8%
3	1,107,948	1,062,620	1,063,846	2.5%	758,531	643,293	654,538	1.8%
4	147,237	124,317	124,317	0.3%	60,480	44,312	44,312	0.1%
5	12,794	18,839	18,839	—%	—	—	—	—%
6	11,091	5,551	5,551	—%	8,332	2,485	2,485	—%
	$39,275,850	$42,379,957	$42,381,183	100.0%	$35,900,332	$36,487,216	$36,498,461	100.0%
The amortized cost and fair value of fixed maturity securities at September 30, 2016, by contractual maturity, are presented in Note 3 to our unaudited consolidated financial statements in this form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
September 30, 2016
Fixed maturity securities, available for sale:
United States Government sponsored agencies	2	$77,000	$(419)	$76,581
United States municipalities, states and territories	7	68,452	(368)	68,084
Foreign government obligations	2	24,575	(3,825)	20,750
Corporate securities:
Finance, insurance and real estate	38	564,273	(10,823)	553,450
Manufacturing, construction and mining	97	1,121,508	(85,420)	1,036,088
Utilities and related sectors	41	399,961	(21,429)	378,532
Wholesale/retail trade	7	79,627	(3,989)	75,638
Services, media and other	20	282,763	(12,489)	270,274
Residential mortgage backed securities	16	42,407	(2,231)	40,176
Commercial mortgage backed securities	99	974,168	(27,551)	946,617
Other asset backed securities	34	376,334	(15,102)	361,232
	363	$4,011,068	$(183,646)	$3,827,422
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,773	$(1,226)	$75,547

December 31, 2015
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$38,029	$(299)	$37,730
United States Government sponsored agencies	21	971,462	(14,409)	957,053
United States municipalities, states and territories	76	273,297	(8,628)	264,669
Foreign government obligations	6	69,364	(10,935)	58,429
Corporate securities:
Finance, insurance and real estate	145	2,201,597	(74,462)	2,127,135
Manufacturing, construction and mining	334	4,271,655	(377,459)	3,894,196
Utilities and related sectors	216	2,499,341	(161,505)	2,337,836
Wholesale/retail trade	43	537,720	(25,988)	511,732
Services, media and other	101	1,112,071	(43,010)	1,069,061
Residential mortgage backed securities	34	172,697	(3,489)	169,208
Commercial mortgage backed securities	222	2,796,286	(105,281)	2,691,005
Other asset backed securities	43	523,592	(19,880)	503,712
	1,245	$15,467,111	$(845,345)	$14,621,766
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,622	$(11,245)	$65,377
The decrease in unrealized losses from December 31, 2015 to September 30, 2016 was primarily due to a decrease in interest rates in addition to price improvements in the energy and metals and mining securities during the nine months ended September 30, 2016. The 10-year U.S. Treasury rates at September 30, 2016 and December 31, 2015 were 1.60% and 2.27%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
September 30, 2016
1	$1,968,836	50.4%	$(46,397)	25.1%
2	1,172,321	30.0%	(50,849)	27.5%
3	647,740	16.6%	(58,113)	31.4%
4	104,555	2.7%	(23,065)	12.5%
5	5,198	0.1%	(903)	0.5%
6	5,545	0.2%	(5,545)	3.0%
	$3,904,195	100.0%	$(184,872)	100.0%
December 31, 2015
1	$8,278,102	56.3%	$(280,209)	32.7%
2	5,813,570	39.6%	(436,543)	51.0%
3	560,199	3.8%	(117,814)	13.7%
4	44,041	0.3%	(16,168)	1.9%
5	—	—%	—	—%
6	2,476	—%	(5,856)	0.7%
	$14,698,388	100.0%	$(856,590)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 364 and 1,246 securities, respectively) have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015, along with a description of the factors causing the unrealized losses is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in the Item 2.

The amortized cost and fair value of fixed maturity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
September 30, 2016
Fixed maturity securities:
Investment grade:
Less than six months	183	$2,145,551	$2,102,467	$(43,084)
Six months or more and less than twelve months	20	188,631	183,275	(5,356)
Twelve months or greater	79	962,113	908,301	(53,812)
Total investment grade	282	3,296,295	3,194,043	(102,252)
Below investment grade:
Less than six months	18	117,063	108,928	(8,135)
Six months or more and less than twelve months	8	33,928	32,221	(1,707)
Twelve months or greater	56	640,555	567,777	(72,778)
Total below investment grade	82	791,546	708,926	(82,620)
	364	$4,087,841	$3,902,969	$(184,872)

December 31, 2015
Fixed maturity securities:
Investment grade:
Less than six months	588	$7,395,125	$7,193,059	$(202,066)
Six months or more and less than twelve months	484	6,799,113	6,388,844	(410,269)
Twelve months or greater	44	592,600	484,646	(107,954)
Total investment grade	1,116	14,786,838	14,066,549	(720,289)
Below investment grade:
Less than six months	87	297,879	279,947	(17,932)
Six months or more and less than twelve months	15	175,603	148,337	(27,266)
Twelve months or greater	28	283,413	192,310	(91,103)
Total below investment grade	130	756,895	620,594	(136,301)
	1,246	$15,543,733	$14,687,143	$(856,590)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
September 30, 2016
Investment grade:
Less than six months	1	$10,451	$6,429	$(4,022)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	1	2,070	993	(1,077)
Total investment grade	2	12,521	7,422	(5,099)
Below investment grade:
Less than six months	1	4,995	3,190	(1,805)
Six months or more and less than twelve months	2	5,000	3,841	(1,159)
Twelve months or greater	10	89,899	56,701	(33,198)
Total below investment grade	13	99,894	63,732	(36,162)
	15	$112,415	$71,154	$(41,261)

December 31, 2015
Investment grade:
Less than six months	37	$460,894	$339,047	$(121,847)
Six months or more and less than twelve months	13	122,794	82,149	(40,645)
Twelve months or greater	1	2,856	1,999	(857)
Total investment grade	51	586,544	423,195	(163,349)
Below investment grade:
Less than six months	13	73,412	44,976	(28,436)
Six months or more and less than twelve months	13	145,886	88,308	(57,578)
Twelve months or greater	3	30,930	14,213	(16,717)
Total below investment grade	29	250,228	147,497	(102,731)
	80	$836,772	$570,692	$(266,080)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
September 30, 2016
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	155,440	147,773	—	—
Due after five years through ten years	1,054,247	1,017,021	—	—
Due after ten years through twenty years	388,586	368,382	—	—
Due after twenty years	1,019,886	946,221	76,773	75,547
	2,618,159	2,479,397	76,773	75,547
Residential mortgage backed securities	42,407	40,176	—	—
Commercial mortgage backed securities	974,168	946,617	—	—
Other asset backed securities	376,334	361,232	—	—
	$4,011,068	$3,827,422	$76,773	$75,547

December 31, 2015
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	257,994	247,957	—	—
Due after five years through ten years	6,111,139	5,802,168	—	—
Due after ten years through twenty years	2,816,752	2,693,742	—	—
Due after twenty years	2,788,651	2,513,974	76,622	65,377
	11,974,536	11,257,841	76,622	65,377
Residential mortgage backed securities	172,697	169,208	—	—
Commercial mortgage backed securities	2,796,286	2,691,005	—	—
Other asset backed securities	523,592	503,712	—	—
	$15,467,111	$14,621,766	$76,622	$65,377
Energy and Metals & Mining
The tables below summarize our publicly issued corporate fixed maturity securities in the energy and metals & mining sectors. Our privately placed available for sale fixed maturity securities at September 30, 2016 total $175.1 million fair value ($176.6 million amortized cost) in energy and $43.4 million fair value ($45.6 million amortized cost) in metals & mining and are not included in the following tables.

	September 30, 2016
Sector and Subsector	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Average Credit Rating
	(Dollars in thousands)
Energy
Independent	$505,553	$506,918	$1,365	Baa
Integrated	497,369	532,324	34,955	A
Oil field services	405,148	385,393	(19,755)	Baa
Refining	119,571	126,823	7,252	Baa
Midstream	760,316	790,623	30,307	Baa
Government owned no guarantee	308,695	336,258	27,563	A
Metals & Mining	559,112	583,469	24,357	Baa
Total Energy and Metals & Mining	$3,155,764	$3,261,808	$106,044	Baa

	Amortized Cost at September 30, 2016
	Energy
NRSRO Rating	Independent	Integrated	Oil field services	Refining	Midstream	Government Owned No Guarantee	Metals & Mining	Total
	(Dollars in thousands)
Aaa	$—	$—	$—	$—	$—	$—	$—	$—
Aa	—	228,200	—	—	—	44,662	—	272,862
A	89,493	84,765	90,631	500	90,842	214,194	76,594	647,019
Baa	369,837	149,192	185,220	119,071	635,467	25,264	287,846	1,771,897
Ba	46,223	35,212	100,235	—	34,007	—	129,897	345,574
B	—	—	29,062	—	—	24,575	54,092	107,729
Below B	—	—	—	—	—	—	10,683	10,683
	$505,553	$497,369	$405,148	$119,571	$760,316	$308,695	$559,112	$3,155,764

	Fair Value at September 30, 2016
	Energy
NRSRO Rating	Independent	Integrated	Oil field services	Refining	Midstream	Government Owned No Guarantee	Metals & Mining	Total
	(Dollars in thousands)
Aaa	$—	$—	$—	$—	$—	$—	$—	$—
Aa	—	249,998	—	—	—	47,087	—	297,085
A	93,882	88,981	98,603	551	99,269	242,485	83,669	707,440
Baa	369,909	159,716	183,741	126,272	658,477	25,936	304,529	1,828,580
Ba	43,127	33,629	83,138	—	32,877	—	129,763	322,534
B	—	—	19,911	—	—	20,750	49,452	90,113
Below B	—	—	—	—	—	—	16,056	16,056
	$506,918	$532,324	$385,393	$126,823	$790,623	$336,258	$583,469	$3,261,808

International Exposure
We hold fixed maturity securities with international exposure. As of September 30, 2016, 18% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	September 30, 2016
	Amortized Cost	Carrying Amount/Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$232,384	$263,285	0.6%
Asia/Pacific	429,332	470,108	1.1%
Non-GIIPS Europe	2,977,297	3,199,061	7.5%
Latin America	261,452	259,606	0.6%
Non-U.S. North America	1,279,722	1,346,510	3.2%
Australia & New Zealand	790,853	831,821	2.0%
Other	1,129,309	1,184,464	2.8%
	$7,100,349	$7,554,855	17.8%

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

All of the securities presented in the table above are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2), except for the following:

	September 30, 2016
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
GIIPS (1)	$28,763	$30,447
Asia/Pacific	11,500	9,597
Non-GIIPS Europe	98,170	95,254
Latin America	55,579	42,308
Non-U.S. North America	120,456	116,486
	$314,468	$294,092
Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our residential and commercial mortgage backed securities as we monitor all of our residential and commercial mortgage backed securities on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At September 30, 2016, the amortized cost and fair value of securities on the watch list are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Investment grade
Corporate securities:
Utilities	1	$10,452	$(4,023)	$6,429	13	2
Other asset backed securities:
Financials	1	2,218	(1,153)	1,065	66	17
Utilities	1	4,995	(1,805)	3,190	1	1
	3	$17,665	$(6,981)	$10,684

Below investment grade
Corporate securities:
Energy	4	$45,044	$(10,668)	$34,376	25 - 41	0 - 21
Industrials	1	4,981	(3,181)	1,800	23	14
Materials	4	29,772	(3,518)	26,254	15 - 44	0 - 11
Telecommunications	1	2,171	(686)	1,485	27	15
Other asset backed securities:
Financials	1	4,854	(3,209)	1,645	40	21
	11	$86,822	$(21,262)	$65,560
	14	$104,487	$(28,243)	$76,244

We have determined that the unrealized losses of the securities on the watch list are temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost. Our analysis of these securities and their credit performance at September 30, 2016 is as follows:
Corporate securities:
Utilities: The decline in the value of this security is due to the company's parent announcing a strategic decision to attempt to become a fully regulated utility by 2018.  This issuer is part of the unregulated business of the parent and concerns have arisen in regard to the ability to become regulated.  This uncertainty has stressed market prices for this bond.  At this time, we have determined that this security was not other than temporarily impaired as it is early in the request for regulation in regard to this entity.
Energy, Industrials and Materials: The decline in the value of these securities relates to ongoing operational issues related to the decline in certain commodity prices specific to their businesses. The decline in these commodity prices creates financial challenges as the industries realign to accommodate the lower prices. These issuers will be stressed greater than the average company due to their price sensitivity and the specific position they hold in the chain of supply. We recognized an other than temporary impairment on one security during the third quarter of 2016 due to our evaluation of the operating performance and the credit worthiness of the issuer. While the remaining issuers have seen their financial and profitability profile weakened, we have determined that the remaining securities were not other than temporarily impaired due to our evaluation of the operating performance and the credit worthiness of the issuer.
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
Utilities: The decline in the value of this security is due to the company's parent announcing a strategic decision to attempt to become a fully regulated utility by 2018.  This issuer is part of the unregulated business of the parent and concerns have arisen in regard to the ability to become regulated.  This uncertainty has stressed market prices for this bond.  At this time, we have determined that this security was not other than temporarily impaired as it is early in the request for regulation in regard to this entity.
Other Than Temporary Impairments
We have a policy and process to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2015. During the periods presented, we recognized other than temporary impairment on corporate securities, commercial mortgage backed securities, residential mortgage backed securities and an other asset backed security. During the three months ended September 30, 2016, we recognized an OTTI of $3.0 million due to our concern regarding a corporate security issued by a Brazilian metals and mining company as developments during this period led us to the conclusion that we will not be able to fully recover our amortized cost basis. We recognized an OTTI of $3.9 million during the nine months ended September 30, 2016, due to our concern regarding a corporate security issued by a Brazilian telecommunications company. Developments in 2016 led us to the conclusion that we will not be able to fully recover our amortized cost basis due to liquidity concerns. The OTTI that we recognized during the nine months ended September 30, 2016, on commercial mortgage backed securities were due to our intent to sell the securities, which were in an unrealized loss position at at the reporting date. In addition, during the nine months ended September 30, 2016 and the three and nine months ended September 30 2015, we recognized additional credit losses on residential mortgage backed securities on which we have previously recognized OTTI. Several factors led us to believe that full recovery of amortized cost is not expected on the residential mortgage backed securities for which we recognized additional credit losses and reclassified OTTI from accumulated other comprehensive income to net income. A discussion of these factors, our policy and process to identify securities that could potentially have impairment that is other than temporary and a summary of OTTI is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, net of loan loss allowances and deferred prepayment fees. At September 30, 2016 and December 31, 2015, the largest principal amount outstanding for any single mortgage loan was $19.5 million and $17.9 million, respectively, the average loan size was $3.1 million and $2.9 million, respectively, and the average loan to value ratio for the overall portfolio based upon the underwriting and appraisal at the time the loan was made was 53.7% and 53.7%, respectively. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 to our unaudited consolidated financial statements, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At September 30, 2016, we had commitments to fund commercial mortgage loans totaling $110.1 million, with fixed interest rates ranging from 3.65% to 4.45%. During 2016 and 2015, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the nine months ended September 30, 2016, we received $243.9 million in cash for loans being paid in full compared to $282.9 million for the nine months ended September 30, 2015. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
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
We have a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio (based on most recent information collected) follows:

	September 30, 2016		December 31, 2015
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$1,740,867	71.7%	$1,772,226	72.3%
Greater than or equal to 1.2 and less than 1.5	487,260	20.1%	414,482	16.9%
Greater than or equal to 1.0 and less than 1.2	123,284	5.1%	141,799	5.8%
Less than 1.0	76,494	3.1%	121,402	5.0%
	$2,427,905	100.0%	$2,449,909	100.0%
All (based on principal outstanding) of our mortgage loans that have a debt service coverage ratio of less than 1.0 are performing and current with contractual principal and interest payments at September 30, 2016.
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

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Impaired mortgage loans with an allowance	$4,683	$21,277
Impaired mortgage loans with no related allowance	1,621	8,859
Allowance for probable loan losses	(1,327)	(7,842)
Net carrying value of impaired mortgage loans	$4,977	$22,294
At September 30, 2016, we had no commercial mortgage loans that were delinquent (60 days or more past due at the reporting date) in their principal and interest payments.

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
Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $2.7 billion for the nine months ended September 30, 2016 compared to $3.3 billion for the nine months ended September 30, 2015, with the decrease attributable to a $399.4 million decrease in net annuity deposits after coinsurance and a $172.1 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.
We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt (senior notes, term loan and subordinated debentures issued to subsidiary trusts), pay operating expenses and pay dividends to stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. These sources provide adequate cash flow for us to meet our current and reasonably foreseeable future obligations.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2016, up to $241.3 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $1.4 billion of statutory earned surplus at September 30, 2016.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best and Standard and Poor's. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of September 30, 2016, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
The transfer of funds by American Equity Life is also restricted by a covenant in our line of credit agreement which requires American Equity Life to maintain a minimum risk-based capital ratio of 275% and a minimum level of statutory surplus equal to the sum of 1) 80% of statutory surplus at June 30, 2016, 2) 50% of the statutory net income for each fiscal quarter ending after June 30, 2016, and 3) 50% of all capital contributed to American Equity Life after June 30, 2016. American Equity Life's risk-based capital ratio was 336% at December 31, 2015. Under this agreement, we are also required to maintain a maximum ratio of adjusted debt to total adjusted capital of 0.35.
In August 2015, we completed an underwritten public offering of 9,890,000 shares of our common stock at a public offering price of $25.25 per share, of which 5,590,000 shares were subject to forward sale agreements. During the third quarter of 2015, we contributed $120 million to the capital and surplus of American Equity Life which included $104.5 million of initial net proceeds from the issuance of 4.3 million shares of common stock in our August 2015 public stock offering. We settled the forward sale agreements on August 1, 2016, as we issued 5,590,000 shares of our common stock and received $134.7 million in net proceeds which was contributed to the capital and surplus of American Equity Life.

Cash and cash equivalents of the parent holding company at September 30, 2016, were $133.7 million, which includes the net proceeds from the three-year $100 million term loan we entered into on September 30, 2016, of which $100 million was contributed to American Equity Life on October 3, 2016. In addition, we have a $150 million revolving line of credit, with no borrowings outstanding, available through September 2021 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.
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
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate term loan and subordinated debentures. See Note 6 to our unaudited consolidated financial statements, which is incorporated by reference for this Item 3, for information regarding the floating interest rate on our term loan. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at September 30, 2016, of which $85.5 million has been swapped to a fixed rate which began in March 2014 and $79.0 million has been capped for a term of seven years which began in July 2014 (see Note 5 to our unaudited consolidated financial statements). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (23 basis points) from levels at September 30, 2016, we estimate that the fair value of our fixed maturity securities would decrease by approximately $805.6 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $257.8 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2015.

At September 30, 2016, 36% of our fixed income securities have call features, of which 0.1% ($46.6 million) were subject to call redemption. Another 3.4% ($1.3 billion) will become subject to call redemption during the next twelve months. We have reinvestment risk related to these potential redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At September 30, 2016, approximately 98% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Annual index credits to policyholders on their anniversaries	$126,653	$101,170	$142,084	$515,675
Proceeds received at expiration of options related to such credits	128,293	103,750	144,343	529,196
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016 solely because of the material weakness in our internal control over financial reporting disclosed in our 2015 Annual Report on Form 10-K. Management has concluded that the material weakness that was present as of December 31, 2015 was also present as of September 30, 2016 because we have not completed testing of sufficient instances of the enhanced control procedures in order to conclude on the operating effectiveness.
Previously Identified Material Weakness in Internal Control Over Financial Reporting
As previously disclosed in our 2015 Annual Report on Form 10-K, we did not have adequate controls designed and in place to ensure that we correctly implemented changes made to the calculation of lifetime income benefit reserves in the third quarter of 2015. Specifically, the design of our control relating to the review of the implementation of code changes to reflect revised assumptions and the impact of those changes (the “review control”) on the lifetime income benefit reserves was not modified given the complex nature and volume of code changes we made as part of the third quarter 2015 review.
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation plans described below, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our 2015 Annual Report on Form 10-K described our Risk Factors. We modified the Risk Factor titled Recent changes in federal regulation may affect our annuity sales and profitability in our Form 10-Q for the quarterly period ended March 31, 2016 in response to the U.S. Department of Labor's final conflict of interest fiduciary rule and related prohibited transaction exemptions which were issued on April 6, 2016. There have been no other material changes to the Risk Factors during the nine months ended September 30, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no issuer purchases of equity securities for the quarter ended September 30, 2016.

Item 6. Exhibits

Exhibit No.	Description	Method of Filing
10.1	First Amendment to American Equity Investment Life Holding Company 2016 Employee Incentive Plan	Incorporated by reference to Exhibit 99.2 to Form S-8 filed on September 8, 2016
10.2	Credit Agreement, dated as of September 30, 2016, among American Equity Investment Life Holding Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 3, 2016
12.1	Ratio of Earnings to Fixed Charges	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2016	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ John M. Matovina
John M. Matovina, Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Ted M. Johnson
Ted M. Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

		By:	/s/ Scott A. Samuelson
Scott A. Samuelson, Vice President - Controller
(Principal Accounting Officer)