Form 10-K
period 2016-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2017-02-27
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,133,734,418 based on the closing price of $14.25 per share, the closing price of the common stock on the New York Stock Exchange on June 30, 2016.
Shares of common stock outstanding as of February 22, 2017: 88,279,845
Documents incorporated by reference: Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held June 1, 2017, which will be filed within 120 days after December 31, 2016, are incorporated by reference into Part III of this report.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

PART I.
Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	16
Item 3.	Legal Proceedings	16
Item 4.	Mine Safety Disclosures	16
PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Consolidated Financial Data	17
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 8.	Consolidated Financial Statements and Supplementary Data	47
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47
Item 9A.	Controls and Procedures	47
Item 9B.	Other Information	48
PART III.
	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2016.	48
PART IV.
Item 15.	Exhibits, Financial Statement Schedules	48
SIGNATURES		49
Index to Consolidated Financial Statements and Schedules		F-1
Exhibit Index
Exhibit 12.1	Ratio of Earnings to Fixed Charges
Exhibit 21.2	Subsidiaries of American Equity Investment Life Holding Company
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification
Exhibit 31.2	Certification
Exhibit 32.1	Certification
Exhibit 32.2	Certification

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
Investor related information, including periodic reports filed on Forms 10-K, 10-Q and 8-K and any amendments may be found on our internet website at www.american-equity.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission ("SEC"). In addition, we have available on our website our: (i) code of business conduct and ethics; (ii) audit committee charter; (iii) compensation committee charter; (iv) nominating and corporate governance committee charter and (v) corporate governance guidelines. The information incorporated herein by reference is also electronically accessible from the SEC's website at www.sec.gov.
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
According to Wink's Sales and Market Report published by Wink, Inc., total industry sales of fixed index annuities increased 19.8% to $44.9 billion for the first three quarters of 2016 from $37.5 billion for the first three quarters of 2015. Total industry sales of fixed index annuities have increased 64% over the five year period from 2010 to 2015 (data provided in the following table according to Wink's Sales and Market Report published by Wink, Inc.), which we believe is attributable to more Americans reaching retirement age and seeking products that will provide principal protection and guaranteed lifetime income.

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Total industry sales of fixed index annuities	$53,069,850	$46,896,350	$38,646,864	$33,975,442	$32,387,045
Increase from prior year	6,173,500	8,249,486	4,671,422	1,588,397	41,481
Increase from prior year	13.2%	21.3%	13.7%	4.9%	0.1%
Strategy
Key elements of executing our strategy include the following:
Expand and Enhance our Distribution Network.  We currently distribute through a number of distribution channels, including independent agents, broker/dealers, banks and registered investment advisors. American Equity Life has relationships with approximately 35 national marketing organizations, through which nearly 25,000 independent agents are under contract. Our objective is to improve the productivity and efficiency of our independent agent distribution channel by focusing our marketing and recruiting efforts on those independent agents capable of selling $1 million or more of annuity premium annually. We will also be alert for opportunities to establish relationships with successful national marketing organizations and agents not presently associated with us. We continue to grow distribution through broker/dealers, banks and registered investment advisors. According to Wink's Sales and Market Report published by Wink, Inc., sales of fixed index annuities through broker/dealers and banks represented almost 35% of industry sales in the third quarter of 2016. Eagle Life is focused solely on the broker/dealer, bank and registered investment advisor channel and is developing a network of broker/dealers, banks and registered investment advisors that have the ability to distribute fixed index and fixed rate annuity products in large volume. We also offer broker/dealer and bank friendly products for those broker/dealers and banks that choose to associate with us through American Equity Life. We continue to strive to provide all of our distribution partners with the highest quality service possible.

Continue to Introduce Innovative and Competitive Products.  We intend to be at the forefront of the fixed index and fixed rate annuity industry in developing and introducing innovative and competitive products. We were one of the first companies to offer a fixed index annuity that allows a choice among interest crediting strategies including both equity and bond indices as well as a traditional fixed rate strategy. We were one of the first companies to include a lifetime income benefit rider with our fixed index annuities and first to have a lifetime income benefit rider with gender-based income payments. We believe that our continued focus on anticipating and being responsive to the product needs of the ever-growing population of retirees will lead to increased customer loyalty, revenues and profitability.
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
Maintain our Profitability Focus and Improve Operating Efficiency.  We are committed to improving our profitability by advancing the scope and sophistication of our investment management and spread capabilities and continuously seeking out efficiencies within our operations. The expanded use of technological resources will continue to allow us to improve our processes, scalability and response times.
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
Focus on High Quality Service to Agents and Policyholders.  We have maintained high quality personal service as one of our highest priorities since the inception of our company and continue to strive for an unprecedented level of timely and accurate service to both our agents and policyholders. Examples of our high quality service include a live person answering phone calls and issuing policies within 24 hours of receiving the application if the paperwork is in good order. We believe high quality service is one of our strongest competitive advantages.
Be Proactive in the Changing Regulatory Environment. We have been a strong and vocal defender of our products and our industry through continued regulatory challenges and have long been an advocate for appropriate regulation. We intend to remain flexible and responsive to the ever changing regulatory environment and will continue to engage with our key regulators to ensure policyholder protections are in place and adequate while permitting continued access to our much needed retirement products.
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

	Year Ended December 31,
	2016		2015		2014
Product Type	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total
	(Dollars in thousands)
Fixed index annuities	$5,724,758	80%	$6,791,689	96%	$3,999,439	96%
Annual reset fixed rate annuities	64,317	1%	45,182	1%	57,273	1%
Multi-year fixed rate annuities	1,303,273	18%	214,356	3%	103,293	2%
Single premium immediate annuities	35,851	1%	32,752	—%	24,580	1%
	$7,128,199	100%	$7,083,979	100%	$4,184,585	100%
Fixed Index Annuities
Fixed index annuities allow policyholders to earn index credits based on the performance of a particular index without the risk of loss of their principal. Most of these products allow policyholders to transfer funds once a year among several different crediting strategies, including one or more index based strategies and a traditional fixed rate strategy. Approximately 88%, 89% and 89% of our fixed index annuity sales for the years ended December 31, 2016, 2015 and 2014, respectively, were "premium bonus" products. The initial annuity deposit on these policies is increased at issuance by a specified premium bonus ranging from 3% to 10%. Generally, the surrender charge and bonus vesting provisions of our policies are structured such that we have comparable protection from early termination between bonus and non-bonus products.

The annuity contract value is equal to the sum of premiums paid, premium bonuses and interest credited ("index credits" for funds allocated to an index based strategy), which is based upon an overall limit (or "cap") or a percentage (the "participation rate") of the annual appreciation (based in certain situations on monthly averages or monthly point-to-point calculations) in a recognized index or benchmark. Caps and participation rates limit the amount of annual interest the policyholder may earn in any one contract year and may be adjusted by us annually subject to stated minimums. Caps generally range from 1% to 12% and participation rates range from 10% to 100%. In addition, some products have a spread or "asset fee" generally ranging from 0.75% to 4.0%, which is deducted from annual interest to be credited. For products with asset fees, if the annual appreciation in the index does not exceed the asset fee, the policyholder's index credit is zero. The minimum guaranteed surrender values are equal to no less than 87.5% of the premium collected plus interest credited at an annual rate ranging from 1% to 3%.
Fixed Rate Annuities
Fixed rate deferred annuities include annual reset and multi-year rate guaranteed products. Our annual reset fixed rate annuities have an annual interest rate (the "crediting rate") that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Our multi-year rate guaranteed annuities are similar to our annual reset products except that the initial crediting rate is guaranteed for up to seven years before it may be changed at our discretion. The minimum guaranteed rate on our annual reset fixed rate deferred annuities ranges from 1% to 4% and the initial guaranteed rate on our multi-year rate guaranteed policies ranges from 1.7% to 3.75%.
The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity deposits and the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender and withdrawal assumptions and crediting rate history for particular groups of annuity policies with similar characteristics. As of December 31, 2016, crediting rates on our outstanding fixed rate deferred annuities generally ranged from 1.0% to 4.0%. The average crediting rates on our outstanding annual reset and multi-year rate guaranteed fixed rate deferred annuities at December 31, 2016 were 1.99% and 2.74%, respectively.
We also sell single premium immediate annuities ("SPIAs"). Our SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. The amounts, frequency and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 2.61% at December 31, 2016.
Withdrawal Options—Fixed Index and Fixed Rate Annuities
Policyholders are typically permitted penalty-free withdrawals up to 10% of the contract value in each year after the first year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which ranges from 6 to 17 years for fixed index annuities and 5 to 15 years for fixed rate annuities from the date the policy is issued. This surrender charge initially ranges from 7% to 20% for fixed index annuities and 8% to 20% for fixed rate annuities of the contract value and generally decreases by approximately one-half to two percentage points per year during the surrender charge period. For certain policies, the premium bonus is considered in the establishment of the surrender charge percentages. For other policies, there is a vesting schedule ranging from 10 to 14 years that applies to the premium bonus and any interest earned on that premium bonus. Surrender charges and bonus vesting are set at levels aimed at protecting us from loss on early terminations and reducing the likelihood of policyholders terminating their policies during periods of increasing interest rates. This practice enhances our ability to maintain profitability on such policies. Policyholders may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years or a combination of these payment options. Information on surrender charge protection and net account values are as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Annuity Surrender Charges:
Average years at issue	13.5	13.7	13.8
Average years remaining	8.6	9.1	9.2
Average surrender charge percentage remaining	13.8%	14.3%	14.7%
Annuity Account Value (net of coinsurance)	$45,204,015	$41,249,647	$35,363,041
Beginning in July 2007, substantially all of our fixed index annuity policies and many of our annual reset fixed rate deferred annuities were issued with a lifetime income benefit rider. This rider provides an additional liquidity option to policyholders. With the lifetime income benefit rider, a policyholder can elect to receive guaranteed payments for life from their contract without requiring them to annuitize their contract value. The amount of the living income benefit available is determined by the growth in the policy's income account value as defined in the rider (3.0% to 8.0%), which is selected by the policyholder at the time of purchase, and the policyholder's age at the time the policyholder elects to begin receiving living income benefit payments. Lifetime income benefit payments may be stopped and restarted at the election of the policyholder. During 2013, we introduced new versions of our lifetime income benefit rider that had an optional wellbeing benefit or optional death benefit. Policyholders have the choice of selecting a rider with a base level of benefit for no explicit fee or paying a fee for a rider that has a higher level of benefits, and beginning in 2013 we introduced products where the addition of a rider to the policy is completely optional. Rider fees range from 0.30% to 1.00% of the policy's income account value.

Life Insurance
These products include traditional ordinary and term, universal life and other interest-sensitive life insurance products. We have approximately $2.0 billion of life insurance in force as of December 31, 2016. Premiums related to this business accounted for less than 1% of revenues for the years ended December 31, 2016, 2015 and 2014.
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
Marketing/Distribution
We market our products through a variable cost distribution network including, independent agents through national marketing organizations, broker/dealers, banks and registered investment advisors. We emphasize high quality service to our agents and policyholders along with the prompt payment of commissions to our agents. We believe this has been significant in building excellent relationships with our distribution network.
Our independent agents and agencies range in profile from national sales organizations to personal producing general agents. We actively recruit new agents and terminate those agents who have not produced business for us in recent periods and are unlikely to sell our products in the future. In our recruitment efforts, we emphasize that agents have direct access to our executive officers, giving us an edge in recruiting over larger and foreign-owned competitors. We also emphasize our products, service and our focused fixed rate and fixed index annuity expertise. We also have favorable relationships with our national marketing organizations, which have enabled us to efficiently sell through an expanded number of independent agents.
The independent agent distribution system is comprised of insurance brokers and marketing organizations. We are pursuing a strategy to increase the efficiency of our independent agent distribution network by strengthening our relationships with key national and regional marketing organizations and are alert for opportunities to establish relationships with organizations not presently associated with us. These organizations typically recruit agents for us by advertising our products and our commission structure through direct mail advertising or seminars for insurance agents and brokers. These organizations bear most of the cost incurred in marketing our products. We compensate marketing organizations by paying them a percentage of the commissions earned on new annuity policy sales generated by the agents recruited by such organizations. We also conduct incentive programs for marketing organizations and agents from time to time. We generally do not enter into exclusive arrangements with these marketing organizations.
Agents contracted with us through two national marketing organizations accounted for more than 29% of the annuity deposits and insurance premiums collected during 2016 by American Equity Life, and we expect these organizations to continue as marketers for American Equity Life with a focus on selling our products. The states with the largest share of direct premium collected during 2016 were: Florida (9.6%), California (8.6%), Texas (7.2%), Pennsylvania (6.1%) and North Carolina (5.3%).
Eagle Life's fixed index and fixed rate annuities are distributed pursuant to selling agreements with the applicable broker/dealers, banks and registered investment advisors. Relationships with these firms are facilitated by wholesalers who promote Eagle Life and are compensated based upon the sales of the firms that they have contracted with Eagle Life. At December 31, 2016, we had 53 selling agreements in place with broker/dealers. Fourteen of these selling agreements are with broker/dealers affiliated with banks. American Equity Life also is selling through broker/dealers and we have introduced products specifically for this distribution channel.
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
In December 2016, A.M. Best changed its rating outlook on the U.S. life/annuity sector from stable to negative citing increased volatility across economic and regulatory fronts, which includes continuing interest rate pressures. In January 2016, Standard & Poor's affirmed its outlook on the U.S. life insurance sector as stable. The rating agencies have heightened the level of scrutiny they apply to insurance companies, increased the frequency and scope of their credit reviews and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.
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
Fitch Rating's insurer financial strength ratings currently range from "AAA (exceptionally strong)" to "C (distressed)." Ratings of "BBB-" and higher are considered to be "secure," and those of "BB+" and lower are considered to be "vulnerable."
A.M. Best Company, Standard & Poor's and Fitch review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. If our ratings were to be negatively adjusted for any reason, we could experience a material decline in the sales of our products and the persistency of our existing business, as well as an increase in the cost of debt or equity financing.

Reinsurance
We follow the industry practice of reinsuring a portion of our annuity risks with unaffiliated reinsurers. Our reinsurance agreements play a part in managing our regulatory capital.
Coinsurance
American Equity Life has three coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement ceded 20% of certain of American Equity Life's fixed index annuities issued from January 1, 2009 through March 31, 2010. The business reinsured under this agreement is not eligible for recapture until the end of the month following seven years after the date of issuance of the policy. The second agreement ceded 80% of American Equity Life's multi-year rate guaranteed annuities issued from July 1, 2009 through December 31, 2013 and 80% of Eagle Life's multi-year rate guaranteed annuities issued from November 20, 2013 through December 31, 2013. The business reinsured under this agreement may not be recaptured. The third agreement cedes 80% of American Equity Life's and Eagle Life's multi-year rate guaranteed annuities issued on or after January 1, 2014, 80% of Eagle Life's fixed index annuities issued on or after January 1, 2014 and 80% of certain of American Equity Life's fixed index annuities issued from August 1, 2016 through December 31, 2016. The reinsurance agreement specifies that the coinsurance percentage for Eagle Life's fixed index annuities decreases to 50% for policies issued between January 1, 2017 and December 31, 2018, and to 20% for policies issued on or after January 1, 2019. The business reinsured under this agreement may not be recaptured. American Equity Life is an intermediary for reinsurance of Eagle Life's business ceded to Athene. American Equity Life and Eagle Life remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured. The annuity deposits that have been ceded to Athene are held in trusts and American Equity Life is named as the sole beneficiary of the trusts. The assets in the trusts are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the trust accounts would ever be less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in the trusts for the amount of any shortfall. None of the coinsurance deposits with Athene are deemed by management to be uncollectible.
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
Financing Arrangements
American Equity Life has a reinsurance agreement with Hannover Life Reassurance Company of America, ("Hannover"), which is treated as reinsurance under statutory accounting practices and as a financing arrangement under U.S. generally accepted accounting principles ("GAAP"). The statutory surplus benefit under this agreement is eliminated under GAAP and the associated charges are recorded as risk charges and included in other operating costs and expenses in the consolidated statements of operations. The agreement became effective July 1, 2013 and is a yearly renewable term reinsurance agreement for statutory purposes covering 45.6% of waived surrender charges related to penalty free withdrawals, deaths and lifetime income benefit rider payments as well as lifetime income benefit rider payments in excess of policy fund values on certain business. We may recapture the risks reinsured under this agreement as of the end of any quarter after December 31, 2020 and the agreement, as amended, makes it punitive to us if we do not recapture the business ceded by the first quarter of 2021.
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
The maximum loss retained by us on any one life insurance policy we have issued was $0.1 million or less as of December 31, 2016. American Equity Life's reinsured business under indemnity reinsurance agreements is primarily ceded to two reinsurers. Reinsurance related to life and accident and health insurance that was ceded by us to these reinsurers was immaterial.
We believe the assuming companies will be able to honor all contractual commitments, based on our periodic review of their financial statements, insurance industry reports and reports filed with state insurance departments.
For more information regarding reinsurance, see Note 7 to our audited consolidated financial statements. For risks involving reinsurance see "Item 1A. Risk Factors - Our reinsurance program involves risks because we remain liable with respect to the liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them."

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
The payment of dividends or the distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's statutory net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory surplus at the preceding December 31. For 2017, up to $272.7 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $1.4 billion of statutory earned surplus at December 31, 2016.
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
On April 6, 2016, the U.S. Department of Labor released a final regulation which substantially expands the range of activities that will be considered fiduciary advice under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. If the regulation is not overturned by pending lawsuits or otherwise delayed, repealed or revised, implementation is scheduled to phase in beginning April 10, 2017. The success of efforts to overturn, delay, repeal or revise the regulation cannot be predicted. We believe it could materially impact our business and have an adverse effect on sales of annuity products to individual retirement account (“IRAs”) holders, particularly index annuity products sold in the independent insurance agent distribution channel. A significant portion of our annuity sales are to IRAs. The new regulation deems advisors, including independent insurance agents, who sell fixed index annuities to IRAs, IRA rollovers or 401(k) plans fiduciaries and prohibits them from receiving compensation unless they comply with a prohibited transaction exemption. Although the precise impact of the final regulation is difficult to assess, compliance with the prohibited transaction exemptions will likely result in increased regulatory burdens, decreases in sales, changes to our compensation practices and product offerings and increased litigation risk, which could negatively impact our business, results of operations or financial condition.
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
The NAIC's RBC requirements provide for four levels of regulatory attention depending on the ratio of a company's total adjusted capital to its RBC. Adjusted capital is defined as the total of statutory capital and surplus, asset valuation reserve and certain other adjustments. Calculations using the NAIC formula at December 31, 2016, indicated that American Equity Life's ratio of total adjusted capital to the highest level at which regulatory action might be initiated was 342%.
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
Employees
As of December 31, 2016, we had 530 full-time employees. We have experienced no work stoppages or strikes and consider our relations with our employees to be excellent. None of our employees are represented by a union.
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
Prolonged periods of low interest rates may have a negative impact on our ability to sell our fixed index annuities as consumers look for other financial instruments with potentially higher yields to fund retirement. In times of low interest rates, such as we have been experiencing since 2010 and which we may continue to experience in 2017, it is difficult to offer attractive rates and benefits to customers while maintaining profitability, which may limit sales growth of interest sensitive products.
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
Commercial mortgage loans have the potential to face heightened delinquency and default risk depending on economic conditions which could have a negative impact on the performance of the underlying collateral, resulting in declining values and an adverse impact on the obligors of such instruments. An increase in the default rate of our commercial mortgage loan investments could have an adverse effect on our business, financial condition and results of operations.
In addition, the carrying value of commercial mortgage loans is negatively impacted by such factors. The carrying value of commercial mortgage loans is stated as outstanding principal less any loan loss allowances recognized. Considerations in determining allowances include, but are not limited to, the following: (i) declining debt service coverage ratios and increasing loan to value ratios; (ii) bankruptcy filings of major tenants or affiliates of the borrower on the property; (iii) catastrophic events at the property; and (iv) other subjective events or factors, including whether the terms of the debt will be restructured. There can be no assurance that management's assessment of loan loss allowances on commercial mortgage loans will not change in future periods, which could lead to investment losses.
Conditions in the U.S. and global capital markets and economies could deteriorate in the near future and affect our financial position and our level of earnings from our operations.
The U.S. government has continued to keep interest rates low as a strategy to stimulate the economy. While these strategies have appeared to be successful, any future economic downturn or market disruption could negatively impact our ability to invest funds. Specifically, if market conditions deteriorate in 2017 or beyond:

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
Our life insurance subsidiaries cede certain policies to other insurance companies through reinsurance agreements. American Equity Life has three coinsurance agreements with Athene covering $3.9 billion of policy benefit reserves at December 31, 2016 and American Equity Life has entered into two coinsurance agreements with EquiTrust covering $0.7 billion of policy benefit reserves at December 31, 2016. Since Athene is an unauthorized reinsurer, the annuity deposits that have been ceded to Athene are held in trusts and American Equity Life is named as the sole beneficiary of the trusts. The assets in the trusts are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the assets in the trusts would ever be less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in the trusts for the amount of any shortfall. We remain liable with respect to the policy liabilities ceded to EquiTrust and Athene should either fail to meet the obligations assumed by them.
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
In determining the liability from period to period of our lifetime income benefit riders, we must make significant assumptions such as expected index credits, the age when a policyholder may begin to utilize the rider and the number of policyholders that may not utilize the rider at all. Changes in these assumptions can be material. Our experience regarding policyholder activity is limited as we began issuing policies with this rider in 2007. Accordingly, our results of operations could be adversely affected from time to time by actual index credits being different than expected, actual policyholder behavior varying from what we have assumed in determining the liability associated with these riders and by changes in estimates based on this policyholder behavior.

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

If we are unable to attract and retain national marketing organizations, independent agents, broker/dealers, banks and registered investment advisors, sales of our products may be reduced.
We must attract and retain marketing organizations and distributors, including agents to sell our products. Insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers and agents primarily on the basis of our financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers and agents also depends upon the long-term relationships we develop with them. We are developing a network of broker/dealers, banks and registered investment advisors to distribute our products. If we are unable to attract and retain sufficient marketers, agents, broker/dealers, banks and registered investment advisors to sell our products, our ability to compete and our sales would suffer.
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
The Dodd-Frank Act also created Financial Stability Oversight Council ("FSOC"). The FSOC may designate whether certain insurance companies and insurance holding companies pose a grave threat to the financial stability of the United States, in which case such companies would become subject to prudential regulation by the Board of Governors of the U.S. Federal Reserve. The Dodd-Frank Act also established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry other than certain health insurance, certain long-term care insurance and crop insurance. It is not possible at this time to assess the impact on our business of the establishment of the Federal Insurance Office and the FSOC. However, the regulatory framework at the state and federal level applicable to our insurance products is evolving. The changing regulatory framework could affect the design of such products and our ability to sell certain products. Any changes in these laws and regulations could materially and adversely affect our business, financial condition or results of operations.

On April 6, 2016, the U.S. Department of Labor released a final regulation which substantially expands the range of activities that will be considered to be fiduciary advice under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986.  If the regulation is not overturned by pending lawsuits or otherwise delayed, repealed or revised, implementation will phase in beginning April 10, 2017. The success of efforts to overturn, delay, repeal or revise the regulation cannot be predicted. We believe it could materially impact our business and have an adverse effect on sales of annuity products to individual retirement account (“IRA”) holders, particularly index annuity products sold in the independent insurance agent distribution channel.  A significant portion of our annuity sales are to IRAs.  The new regulation deems advisors, including independent insurance agents, who sell fixed index annuities to IRAs, IRA rollovers or 401(k) plans fiduciaries and prohibits them from receiving compensation unless they comply with a prohibited transaction exemption. Although the precise impact of the final regulation is difficult to assess, compliance with the prohibited transaction exemptions will likely result in increased regulatory burdens, decreases in sales, changes to our compensation practices and product offerings and increased litigation risk, which could negatively impact our business, results of operations or financial condition.
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
We face risks relating to litigation and regulatory examination, including the costs of such litigation or examination, management distraction and the potential for damage awards, fines, penalties or other required remediation, which may adversely impact our business.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We lease commercial office space in two buildings in West Des Moines, Iowa, one for our principal offices under an operating lease that expires on November 30, 2026 and one for our investment operations under a lease that expires on March 31, 2023. We also lease our office in Pell City, Alabama, pursuant to an operating lease that expires on December 31, 2017. We are fully utilizing these facilities and believe these locations to be sufficient to house our operations for the foreseeable future.
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

	High	Low
2016
First Quarter	$23.65	$12.65
Second Quarter	$16.96	$12.77
Third Quarter	$18.32	$13.07
Fourth Quarter	$23.41	$15.39
2015
First Quarter	$29.62	$25.46
Second Quarter	$29.90	$25.06
Third Quarter	$30.02	$22.36
Fourth Quarter	$28.30	$22.55
As of December 31, 2016, there were approximately 14,100 holders of our common stock. In 2016 and 2015, we paid an annual cash dividend of $0.24 and $0.22, respectively, per share on our common stock. We intend to continue to pay an annual cash dividend on such shares so long as we have sufficient capital and/or future earnings to do so. However, we anticipate retaining most of our future earnings, if any, for use in our operations and the expansion of our business. Any further determination as to dividend policy will be made by our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.
Since we are a holding company, our ability to pay cash dividends depends in large measure on our subsidiaries' ability to make distributions of cash or property to us. Iowa insurance laws restrict the amount of distributions American Equity Life and Eagle Life can pay to us without the approval of the Iowa Insurance Commissioner. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 to our audited consolidated financial statements, which are incorporated by reference in this Item 5.
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities for the quarter ended December 31, 2016.

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

	Year ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues
Premiums and other considerations	$43,767	$36,048	$32,623	$45,347	$76,675
Annuity product charges	173,579	136,168	118,990	103,591	89,006
Net investment income	1,849,872	1,692,192	1,531,667	1,383,927	1,286,923
Change in fair value of derivatives	164,219	(336,146)	504,825	1,076,015	221,138
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	11,524	10,211	(4,003)	40,561	(6,454)
Net OTTI losses recognized in operations	(22,679)	(19,536)	(2,627)	(6,234)	(14,932)
Total revenues	2,220,282	1,518,937	2,168,973	2,610,692	1,652,356
Benefits and expenses
Insurance policy benefits and change in future policy benefits	52,483	45,458	41,815	53,071	81,481
Interest sensitive and index product benefits	725,472	968,053	1,473,700	1,272,867	808,479
Change in fair value of embedded derivatives	543,465	(464,698)	32,321	133,968	286,899
Amortization of deferred sales inducements and policy acquisition costs	625,178	495,504	294,997	618,581	252,076
Interest expense on notes and loan payable and subordinated debentures	41,206	41,088	48,492	50,958	41,937
Other operating costs and expenses	102,231	96,218	81,584	91,915	95,495
Total benefits and expenses	2,090,035	1,181,623	1,972,909	2,221,360	1,566,367
Income before income taxes	130,247	337,314	196,064	389,332	85,989
Income tax expense	47,004	117,484	70,041	136,049	28,191
Net income	$83,243	$219,830	$126,023	$253,283	$57,798

Per Share Data:
Earnings per common share	$0.98	$2.78	$1.69	$3.86	$0.94
Earnings per common share—assuming dilution	0.97	2.72	1.58	3.38	0.89
Dividends declared per common share	0.24	0.22	0.20	0.18	0.15

Non-GAAP Financial Measures (a):
Reconciliation of net income to operating income:
Net income	$83,243	$219,830	$126,023	$253,283	$57,798
Net realized investment (gains) losses, including OTTI	7,188	5,737	4,429	(18,170)	13,397
Change in fair value of derivatives and embedded derivatives - index annuities	56,634	(44,055)	79,053	(153,267)	48,406
Change in fair value of derivatives and embedded derivatives - debt	(1,265)	1,296	104	(2,038)	4,983
Extinguishment of debt	—	—	12,503	32,515	—
Litigation reserve	(1,957)	—	(1,418)	30	14,876
Income taxes	(21,499)	13,012	(30,048)	51,067	(29,273)
Operating income (a non-GAAP financial measure)	$122,344	$195,820	$190,646	$163,420	$110,187
Operating income per common share	$1.44	$2.48	$2.56	$2.49	$1.80
Operating income per common share—assuming dilution	1.43	2.42	2.39	2.18	1.69

	As of and for the Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Consolidated Balance Sheet Data:
Total investments	$44,757,568	$39,570,332	$35,981,858	$30,346,654	$27,537,210
Total assets	56,053,472	49,029,392	43,976,689	39,605,843	35,122,673
Policy benefit reserves	51,637,026	45,495,431	39,802,861	35,789,655	31,773,988
Notes and loan payable	493,755	393,227	413,805	539,639	304,473
Subordinated debentures	241,853	241,452	241,072	240,713	240,460
Accumulated other comprehensive income ("AOCI")	339,966	201,663	721,401	46,196	686,807
Total stockholders' equity	2,291,595	1,944,535	2,139,876	1,384,687	1,720,237

Other Data:
Life subsidiaries' statutory capital and surplus and asset valuation reserve	2,933,193	2,593,472	2,327,335	1,995,658	1,741,638
Life subsidiaries' statutory net gain from operations before income taxes and realized capital gains (losses)	144,159	227,865	467,923	305,628	182,057
Life subsidiaries' statutory net income	80,699	132,723	344,666	205,112	79,644
Book value per share (b)	26.04	23.83	27.93	19.40	27.46
Book value per share, excluding AOCI (b)	22.17	21.36	18.52	18.75	16.49

(a)
In addition to net income, we have consistently utilized operating income, operating income per common share and operating income per common share—assuming dilution, non-GAAP financial measures commonly used in the life insurance industry, as economic measures to evaluate our financial performance. Operating income equals net income adjusted to eliminate the impact of items that fluctuate from year to year in a manner unrelated to core operations and we believe measures excluding their impact are useful in analyzing operating trends. The most significant adjustments to arrive at operating income eliminate the impact of fair value accounting for our fixed index annuity business and are not economic in nature bur rather impact the timing of reported results. We believe the combined presentation and evaluation of operating income together with net income provides information that may enhance an investor's understanding of our underlying results and profitability. The amounts included in the reconciliation of net income to operating income are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.

(b)
Book value per share and book value per share excluding AOCI, non-GAAP financial measures, are calculated as total stockholders' equity and total stockholders' equity excluding AOCI divided by the total number of shares of common stock outstanding. Since AOCI fluctuates from year to year due to unrealized changes in the fair value of available for sale investments, we believe these non-GAAP financial measures provide useful supplemental information. Common shares outstanding include shares held by the NMO Deferred Compensation Trust and exclude unallocated shares held by our employee stock ownership plan—see Note 11 to our audited consolidated financial statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our consolidated financial position at December 31, 2016 and 2015, and our consolidated results of operations for the three years in the period ended December 31, 2016, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our audited consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.
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
Executive Summary
Excellent customer service teamed with our ability to offer innovative insurance products that provide principal protection and lifetime income continued to result in significant sales of our annuity products. In 2016, our sales increased 1% to $7.1 billion which has resulted in cash and investments in excess of $45 billion at December 31, 2016. Our sales for the last five years have ranged from $3.9 billion to $7.1 billion and we have exceeded $4 billion in sales in four of those years. We have applied a conservative investment strategy to the annuity deposits we continue to manage which has provided reliable returns on our invested assets. Our profitability has also been driven by maintaining an efficient operation.
The economic and personal investing environments continued to be conducive for high sales levels as retirees and others look to put their money in instruments that will protect their principal and provide them with consistent cash flow sources in their retirement years. However, our sales slowed in the last half of 2016 as competition in our distribution channels escalated and rates from several of our competitors were appreciably above prior levels. Sales of our products by independent agents may come under pressure during 2017 if the U.S. Department of Labor fiduciary rule is not delayed, repealed, revised or overturned through litigation.
We are currently in the midst of an unprecedented period of low interest rates and low yields for investments with the credit quality we prefer which presents a strong headwind to achieving our target rate for investment spread. In response to this persistent low interest rate environment, we have been reducing policyholder crediting rates for new annuities and existing annuities since the fourth quarter of 2011. Spread results for 2016, 2015 and 2014 reflect the benefit from these reductions; however, the reductions in cost of money have been less than and were offset by continued lower yields from investment purchases.
In August 2015, we completed an underwritten public offering of 9,890,000 shares of our common stock at a public offering price of $25.25 per share, of which 5,590,000 shares were subject to forward sale agreements. We physically settled the forward sales agreements on August 1, 2016 by delivery of those shares of our common stock and contributed the $134.7 million in net proceeds from the settlement to the capital and surplus of American Equity Life to support continued growth and maintain desired financial strength ratings.
On September 30, 2016, we entered into a credit agreement providing for a $100 million term loan that matures on September 30, 2019 and a $150 million unsecured revolving line of credit that matures on September 30, 2021. The $100 million of loan proceeds were contributed to the capital and surplus of American Equity Life on October 3, 2016.

Our Business and Profitability
We specialize in the sale of individual annuities (primarily deferred annuities) and, to a significantly lesser extent, we also sell life insurance policies. Under U.S. generally accepted accounting principles ("GAAP"), premium collections for deferred annuities are reported as deposit liabilities instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liabilities for policyholder account balances and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders, net realized gains (losses) on investments and changes in fair value of derivatives. Components of expenses for products accounted for as deposit liabilities are interest sensitive and index product benefits (primarily interest credited to account balances), changes in fair value of embedded derivatives, amortization of deferred sales inducements and deferred policy acquisition costs, other operating costs and expenses and income taxes.
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
Our profitability depends in large part upon:

•	the amount of assets under our management,

•	investment spreads we earn on our policyholder account balances,

•	our ability to manage our investment portfolio to maximize returns and minimize risks such as interest rate changes and defaults or impairment of investments,

•	our ability to manage interest rates credited to policyholders and costs of the options purchased to fund the annual index credits on our fixed index annuities,

•	our ability to manage the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders), and

•	our ability to manage our operating expenses.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Year Ended December 31,
	2016	2015	2014
Average yield on invested assets	4.51%	4.73%	4.90%
Aggregate cost of money	1.90%	1.96%	2.10%
Aggregate investment spread	2.61%	2.77%	2.80%

Impact of:
Investment yield - additional prepayment income	0.06%	0.08%	0.07%
Cost of money benefit from over-hedging	0.01%	0.04%	0.03%
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
Renewal rate adjustments covering $16 - 17 billion of policyholder account values began on September 1, 2016, and should lower the overall cost of money by 8 basis points when fully implemented. In addition, we began applying renewal rate adjustments on $7.4 billion of policyholder account values beginning on December 6, 2016. These adjustments will be implemented over the next 12 to 15 months on policy anniversary dates and are expected to reduce a portion of the 0.49% cost of money differential between existing rates and guaranteed minimum rates we had at December 31, 2016.
We reduced new money rates on many of our fixed index annuity products by approximately 10 basis points in April 2016 and reduced new money rates on many of our non-bonus fixed index annuity products by approximately 10-25 basis points in August 2016. We also reduced rates three times on our multi-year rate guaranteed annuity products for a total of 55-85 basis points during the second and third quarters of 2016. Investment yields available to us in the third and fourth quarters of 2016 were significantly lower than the first six months of the year. Investment yields at these levels will continue to put downward pressure on our investment spread and product returns.

Results of Operations for the Three Years Ended December 31, 2016
Annuity deposits by product type collected during 2016, 2015 and 2014, were as follows:

	Year Ended December 31,
Product Type	2016	2015	2014
	(Dollars in thousands)
Fixed index annuities	$5,724,758	$6,791,689	$3,999,439
Annual reset fixed rate annuities	64,317	45,182	57,273
Multi-year fixed rate annuities	1,303,273	214,356	103,293
Single premium immediate annuities	35,851	32,752	24,580
Total before coinsurance ceded	7,128,199	7,083,979	4,184,585
Coinsurance ceded	1,736,054	471,822	171,124
Net after coinsurance ceded	$5,392,145	$6,612,157	$4,013,461
Annuity deposits before coinsurance ceded increased 1% during 2016 compared to 2015 and increased 69% during 2015 compared to 2014. Over these years, we have remained consistently in the top three companies for sales of fixed index annuities according to Wink's Sales and Market Report published by Wink, Inc. We attribute the continuing significant sales to our attractive product offerings, our consistent presence in the fixed index annuity market, our continued strong relationships with and excellent service provided to our distribution partners, the increased attractiveness of safe money products in volatile markets and lower interest rates on competing products such as bank certificates of deposit. 2016 sales levels were supported by sales of multi-year rate guaranteed (MYGA) fixed annuity products. These products are often emphasized by banks which are an expanding source of distribution for Eagle Life. Our rates on these products were more competitive during the first half of 2016 and together with the larger number of bank distribution relationships, translated into a significant increase in sales of those products.
Annuity deposits before coinsurance ceded from fixed index annuities decreased 16% as compared to 2015. We had robust sales of fixed index annuities by independent agents during the final three quarters of 2015 following the withdrawal in the first quarter of 2015 of a competitor’s guaranteed income product that had been the source of significant competition. This competitor has returned to the market in 2016 and in general the market in the independent agent distribution channel has been more competitive in 2016. Declines in fixed index annuity sales from independent agents has been partially offset by increases in sales from banks and broker-dealers which were up 65% in 2016 to $610.6 million. These increases were attributable to an expansion in the number of distribution relationships selling Eagle Life's fixed index annuities from 42 relationships as of December 31, 2015 to 53 relationships as of December 31, 2016 and increased sales from many of the relationships that were selling Eagle Life's fixed index annuities in both periods.
We coinsure 80% of the premiums received from (1) MYGA fixed annuity products, (2) fixed index annuities sold by Eagle Life through broker/dealers and banks and (3) certain non-bonus fixed index annuity products sold by American Equity Life from August 1, 2016 through December 31, 2016. The increases in coinsurance ceded premiums are attributable to the increases in premiums from these sources. The premiums ceded for American Equity Life's non-bonus fixed index annuities issued from August 1, 2016 through December 31, 2016 were $198.1 million.
Net income, in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 14% to $43.5 billion for the year ended December 31, 2016 compared to $38.1 billion in 2015 and 14% for the year ended December 31, 2015 compared to $33.4 billion in 2014. Our investment spread measured in dollars was $1.0 billion, $924.8 million, and $809.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. As previously mentioned, our investment spread has been negatively impacted by the extended low interest rate environment (see Net investment income).
Net income is also impacted by the change in fair value of derivatives and embedded derivatives which fluctuates from year to year based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income for the years ended December 31, 2016 and 2014 was negatively impacted by decreases in the discount rates used to estimate our embedded derivative liabilities, while net income for the year ended December 31, 2015 was positively impacted by increases in the discount rates used to estimate our embedded derivative liabilities. Net income for the year ended December 31, 2014 was also positively impacted by revisions of assumptions used in determining fixed index annuity embedded derivatives that were made in the second quarter of 2014. These revisions, which consisted of changes in the lapse and expected costs of annual call options assumptions, decreased the change in the fair value of embedded derivatives for the year ended December 31, 2014 by $62.6 million, which after related adjustments to deferred sales inducements and deferred policy acquisition costs and income taxes, increased net income for the year ended December 31, 2014 by $14.8 million (see Change in fair value of embedded derivatives).

We periodically revise the key assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. In addition, we periodically revise the assumptions used in determining reserves held for lifetime income benefit riders as experience develops that is different from our assumptions.
Net income includes effects from unlocking and revisions to assumptions used in determining reserves for lifetime income benefit riders as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Increase (decrease) in amortization of deferred sales inducements	$35,760	$(5,612)	$(12,595)
Increase (decrease) in amortization of deferred policy acquisition costs	48,164	(10,970)	(35,527)
Increase in interest sensitive and index product benefits	42,002	18,313	12,428
Increase (decrease) in net income	(81,224)	(1,117)	22,986
We review these assumptions quarterly and as a result of these reviews, we made adjustments to assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements in the first and third quarters of 2016. During the first quarter of 2016, we made adjustments to lower future spread assumptions after comparing investment spread assumptions to actual investment spreads earned in the three months ended December 31, 2015 and March 31, 2016 and determining that decreases in the average yield earned on invested assets resulting from the continued low interest rate environment were creating shortfalls in investment spread and gross profits. During the third quarter of 2016, we made adjustments to extend the period of time in which we assume investment spread will grade up to our long-term spread targets by an additional two years as yields obtained on investments purchased in the third quarter of 2016 were much lower than we had anticipated as a result of the overall decline in investment yields that followed the Brexit vote. In addition, during the third quarter of 2016, revisions to assumptions used in determining reserves held for lifetime income benefit riders described below resulted in a decrease in estimated future gross profits.

The most significant revisions to assumptions used in the calculation of deferred policy acquisition costs and deferred sales inducements in 2015 and 2014 were account balance true-ups, which were favorable to us due to stronger equity market performance than we assumed, favorable adjustments to lapse assumptions to reflect better persistency experienced than assumed and unfavorable adjustments to investment spread to reflect lower spreads being earned than assumed. In 2015, the favorable impact of the account balance true-up and lapse assumption change was largely offset by reductions in estimated future gross profits attributable to revisions to the assumptions for the lifetime income benefit rider liability described below.
The 2016, 2015 and 2014 revisions to reserves for lifetime income benefit riders were consistent with unlocking for deferred policy acquisition costs and deferred sales inducements described above. The 2016 revisions were primarily due to actual index credits on policies being lower than projected over the past four quarters. The most significant assumption change generating the 2015 negative impact on net income was an increase to the primary election age to begin receiving lifetime income from 67 to 70 as our experience has shown that age 70 is the most popular age at which policyholders elect to begin receiving lifetime income benefit payments. The lifetime income benefit payments are determined by applying a payout factor to the rider's benefit base. The payout factors vary by the age at the time the lifetime income is elected. In early versions of the rider, the age band for payout factors was 10 years (i.e. 60-69; 70-79). As a result, policyholders have an incentive to defer their lifetime income election until age 70, when the payout factor stepped up. Subsequent versions of the rider reduced the age bands between payout factors to five years and the rider we currently sell has a different payout factor for every age. With these structures, assumption revisions from any further developments in our experience for primary election age should have a smaller impact than what was experienced in 2015.
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
Operating income, a non-GAAP financial measure (see reconciliation to net income in Item 6. Selected Consolidated Financial Data) decreased 38% to $122.3 million in 2016 and increased 3% to $195.8 million in 2015 from $190.6 million in 2014.
In addition to net income, we have consistently utilized operating income, a non-GAAP financial measure commonly used in the life insurance industry, as an economic measure to evaluate our financial performance. Operating income equals net income adjusted to eliminate the impact of items that fluctuate from year to year in a manner unrelated to core operations, and we believe measures excluding their impact are useful in analyzing operating trends. The most significant adjustments to arrive at operating income eliminate the impact of fair value accounting for our fixed index annuity business and are not economic in nature but rather impact the timing of reported results. We believe the combined presentation and evaluation of operating income together with net income provides information that may enhance an investor's understanding of our underlying results and profitability.

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
Operating income in 2016, 2015 and 2014 includes effects from unlocking and revisions to assumptions used in determining reserves for living income benefit riders as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Increase (decrease) in amortization of deferred sales inducements	$36,127	$(478)	$(10,713)
Increase (decrease) in amortization of deferred policy acquisition costs	47,765	(4,260)	(33,027)
Increase in interest sensitive and index product benefits	42,002	18,313	12,428
Increase (decrease) in operating income	(81,202)	(8,756)	20,165
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 27% to $173.6 million in 2016 and 14% to $136.2 million in 2015 from $119.0 million in 2014. The components of annuity product charges are set forth in the table that follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Surrender charges	$51,577	$46,614	$47,500
Lifetime income benefit riders (LIBR) fees	122,002	89,554	71,490
	$173,579	$136,168	$118,990

Withdrawals from annuity policies subject to surrender charges	$429,090	$373,166	$387,274
Average surrender charge collected on withdrawals subject to surrender charges	12.0%	12.5%	12.3%

Fund values on policies subject to LIBR fees	$17,809,659	$14,296,046	$12,250,068
Weighted average per policy LIBR fee	0.69%	0.63%	0.58%
The increases in annuity product charges were primarily attributable to increases in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee and and an increase in the average fees being charged as compared to prior periods. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders. Surrender charges increased in 2016 due to an increase in withdrawals from annuity policies subject to surrender charges. Surrender charges decreased in 2015 as withdrawals from annuity policies subject to surrender charges decreased as compared to 2014.
Net investment income increased 9% to $1.8 billion in 2016 and 10% to $1.7 billion in 2015 from $1.5 billion in 2014. The increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 15% to $41.1 billion in 2016 and 14% to $35.9 billion in 2015 compared to $31.3 billion in 2014. The average yield earned on average invested assets was 4.51%, 4.73% and 4.90% for 2016, 2015 and 2014, respectively.
The decrease in yield earned on average invested assets in 2016, 2015 and 2014 was attributable to investment of new premiums and portfolio cash flows during those periods and 2013 at rates below the overall portfolio yield and higher cash balances. The average yield on fixed income securities purchased and commercial mortgage loans funded was 3.66%, 3.87% and 4.22% for the years ended December 31, 2016, 2015 and 2014, respectively. The average balance for cash and short-term investments was $0.9 billion, $0.3 billion and $0.4 billion in 2016, 2015 and 2014, respectively. The average yield on our cash and short-term investments was 0.05%, 0.07% and 0.07% in 2016, 2015 in 2014, respectively. The unfavorable impact from these items was partially offset by prepayment and fee income received resulting in additional net investment income of $23.8 million, $26.9 million and $22.3 million, in 2016, 2015 and 2014, respectively.

Change in fair value of derivatives consists of call options purchased to fund annual index credits on fixed index annuities, the 2015 notes hedges related to our 2015 notes and an interest rate swap and interest rate caps that hedge our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$(282,574)	$(464,027)	$707,520
Change in unrealized gains/losses	447,603	136,106	(185,573)
2015 notes hedges	—	(4,516)	(8,934)
Interest rate swap	(482)	(2,341)	(4,863)
Interest rate caps	(328)	(1,368)	(3,325)
	$164,219	$(336,146)	$504,825
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

Year Ended December 31,
	2016	2015	2014
S&P 500 Index
Point-to-point strategy	0.0 - 8.2%	0.0 - 8.9%	1.0 - 11.5%
Monthly average strategy	0.0 - 8.3%	0.0 - 9.0%	0.8 - 11.1%
Monthly point-to-point strategy	0.0 - 5.0%	0.0 - 12.1%	0.0 - 19.9%
Fixed income (bond index) strategies	0.0 - 10.0%	0.0 - 10.0%	0.0 - 10.0%
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
Our 2015 notes matured and were extinguished on September 15, 2015, and the 2015 notes hedges expired on that same date. The fair value of the 2015 notes hedges changed based upon changes in the price of our common stock, interest rates, stock price volatility, dividend yield and the time to expiration of the 2015 notes hedges. Similarly, the fair value of the conversion option obligation to the holders of the 2015 notes changed based upon these same factors and the conversion option obligation was accounted for as an embedded derivative liability with changes in fair value reported in the Change in fair value of embedded derivatives. The amount of the change in fair value of the 2015 notes hedges was typically equal to the amount of the change in the related embedded derivative liability and there typically was an offsetting expense in the change in fair value of embedded derivatives. Due to the partial unwind agreements we entered into in 2014, the decrease in the change in the fair value of the 2015 notes embedded derivative conversion liability exceeded the decrease in the fair value of the 2015 notes hedges by $10.1 million for the year ended December 31, 2014. See Note 5 to our audited consolidated financial statements for a discussion of the unwind agreements, the 2015 notes hedges and the 2015 notes embedded derivative conversion liability.
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
Losses on available for sale fixed maturity securities were realized primarily due to strategies to reposition the fixed maturity security portfolio that resulted in improved net investment income, risk or duration profiles as they pertain to our asset liability management. Securities were sold at losses in 2016 and 2015 due to our long-term fundamental concern with the issuers' ability to meet their future financial obligations. See Note 4 to our audited consolidated financial statements for additional discussion of allowance for credit losses recognized on mortgage loans on real estate.
Net OTTI losses recognized in operations increased to $22.7 million in 2016 and increased to $19.5 million in 2015 from $2.6 million in 2014. The impairments recognized in 2016 were primarily on three corporate securities with exposure to the telecommunications, materials and energy sectors and two asset-backed securities with exposure to the energy sector. The impairments recognized in 2015 were primarily on two corporate securities with exposure to the metals and mining sector and one asset-backed security with exposure to the energy sector. The impairments recognized in 2014 were on residential mortgage backed securities and were principally due to changes of assumptions regarding loss severity of a number of securities we hold which affected our ongoing analysis of expected cash flow projections. See Financial Condition—Investments and Note 3 to our audited consolidated financial statements for additional discussion of write downs of securities for other than temporary impairments.

Interest sensitive and index product benefits decreased 25% to $0.7 billion in 2016 and decreased 34% to $1.0 billion in 2015 from $1.5 billion in 2014. The components of interest sensitive and index product benefits are summarized as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Index credits on index policies	$267,995	$587,705	$1,096,504
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	276,032	258,870	284,577
Lifetime income benefit riders	181,445	121,478	92,619
	$725,472	$968,053	$1,473,700
The changes in index credits were attributable to changes in the level of appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $272.3 million, $602.4 million and $1.1 billion for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in interest credited in 2016 was primarily due to an increase in the total account value of annuity liabilities outstanding receiving a fixed rate of interest. The decrease in interest credited in 2015 was primarily due to a decrease in the average rate credited to the annuity liabilities outstanding receiving a fixed rate of interest. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 14% to $43.5 billion in 2016 and 14% to $38.1 billion in 2015 from $33.4 billion in 2014. The increases in benefits recognized for lifetime income benefit riders were due to increases in the number of policies with lifetime income benefit riders and correlates to the increase in fees discussed in Annuity product charges, and the impact of revisions to assumptions used in determining reserves held for lifetime income benefit riders. See Net income above for discussion of the impact of changes in the assumptions used in determining reserves for lifetime income benefit riders for the years ended December 31, 2016, 2015 and 2014.
The reserve (net of coinsurance ceded) held for lifetime income benefit riders was $533.4 million and $352.0 million at December 31, 2016 and 2015, respectively.
Amortization of deferred sales inducements, in general, has been increasing each year due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 88%, 89% and 89% of our net annuity deposits during 2016, 2015 and 2014, respectively. The increases in amortization from these factors have been affected by amortization associated with (1) fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, (2) net realized gains (losses) on investments and net OTTI losses recognized in operations and (3) changes in litigation reserves. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. Amortization of deferred sales inducements is summarized as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$274,309	$209,051	$174,799
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(21,678)	1,976	(42,865)
Net realized gains (losses) on investments, net OTTI losses recognized in operations and changes in litigation reserves	(1,465)	(1,637)	(515)
Amortization of deferred sales inducements after gross profit adjustments	$251,166	$209,390	$131,419
See Net income and Operating income, a non-GAAP financial measure, above for discussion of the impact of unlocking on amortization of deferred sales inducements for the years ended December 31, 2016, 2015 and 2014. See Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements.

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

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Fixed index annuities—embedded derivatives	$145,045	$(825,668)	$(532,337)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	398,420	365,486	579,885
2015 notes embedded conversion derivative	—	(4,516)	(19,036)
2029 notes embedded conversion derivative	—	—	3,809
	$543,465	$(464,698)	$32,321
The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in discount rates used in estimating our embedded derivative liabilities; and (iii) the growth in the host component of the policy liability. The amounts presented as "Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting" represents the total change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date, less the change in fair value of our fixed index annuities embedded derivative. See Critical Accounting Policies—Policy Liabilities for Fixed Index Annuities. The primary reasons for the increase in the change in fair value of the fixed index annuity embedded derivatives for 2016 were decreases in the discount rates used in estimating our embedded derivative liabilities and increases in the expected index credits on the next policy anniversary dates resulting from increases in the fair value of the call options acquired to fund these index credits during 2016 as compared to 2015. The primary reasons for the decrease in the change in fair value of the fixed index annuity embedded derivatives for 2015 were increases in the discount rates used in estimating our embedded derivative liabilities and decreases in the expected index credits on the next policy anniversary dates resulting from decreases in the fair value of the call options acquired to fund these index credits during 2015 as compared to 2014. The discount rates used in estimating our embedded derivative liabilities fluctuate from year to year based on changes in the general level of interest rates. See Net income above for discussion of the impact of assumption changes for the fixed index annuity embedded derivatives in 2014.
As discussed above under Change in fair value of derivatives, the fair value of the 2015 notes embedded conversion derivative changes based upon the same factors effecting the changes in the 2015 notes hedges and, in general, the amount for the change in the fair value of the 2015 notes embedded conversion derivative was equal to the amount for the change in fair value of the 2015 notes hedges. See discussion above for explanation of the difference in these amounts for 2014. Prior to November 2014, the conversion option in the 2029 convertible notes was expected to be settled in net shares of our common stock and the conversion option in the 2029 notes was accounted for as equity. In November 2014, we issued a notice of mandatory redemption of all of the 2029 notes that were outstanding at the time the notice was issued and amended the terms of the indenture governing the 2029 notes to provide the holders with the option of receiving the conversion value of their notes entirely in cash rather than cash for the principal amount and net shares for the portion of the conversion value that exceeds the principal amount. As a result of this mandatory redemption and the change in terms, $32.1 million principal amount of the 2029 notes was converted into $69.4 million in cash and $24.6 million in shares of our common stock (897,548 shares). The amendment to the conversion terms resulted in a reclassification of the fair value of the conversion premium for the 2029 notes from equity to an embedded conversion derivative liability. The fair value of the conversion premium on the date of reclassification was $58.1 million. We applied fair value accounting to the embedded derivative liability from the date of reclassification to the dates of settlement of the conversions of the 2029 notes and recognized as expense the $3.8 million increase in the fair value of the embedded derivative liability.
Interest expense on notes and loan payable decreased 2% to $28.2 million in 2016 and decreased 21% to $28.8 million in 2015 from $36.4 million in 2014. The decreases in 2016 and 2015 are primarily attributable to the extinguishment of $22 million and $138 million aggregate principal amount of our convertible senior notes in 2015 and 2014, respectively, which was partially offset in 2016 by interest expense on the $100 million variable rate term loan originated on September 30, 2016. See Note 9 to our audited consolidated financial statements.
Amortization of deferred policy acquisition costs, in general, has been increasing each year due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The increases in amortization from these factors have been affected by amortization associated with (1) fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, (2) net realized gains (losses) on investments and net OTTI losses recognized in operations and (3) changes in litigation reserves. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. Amortization of deferred policy acquisition costs is summarized as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$387,089	$293,676	$239,369
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(11,447)	(5,611)	(74,900)
Net realized gains (losses) on investments, net OTTI losses recognized in operations and changes in litigation reserves	(1,630)	(1,951)	(891)
Amortization of deferred policy acquisition costs after gross profit adjustments	$374,012	$286,114	$163,578
See Net income and Operating income, a non-GAAP financial measure, above for discussion of the impact of unlocking on amortization of deferred policy acquisition costs for the years ended December 31, 2016, 2015 and 2014. See Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements.
Other operating costs and expenses increased 6% to $102.2 million in 2016 and increased 18% to $96.2 million in 2015 from $81.6 million in 2014 and are summarized as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Salary and benefits	$53,479	$48,328	$43,018
Risk charges	28,276	21,950	17,159
Other	20,476	25,940	21,407
Total other operating costs and expenses	$102,231	$96,218	$81,584
Salary and benefits expense increased in 2016 as compared to 2015 as a result of increase in salary and benefits of $6.6 million due to an increased number of employees related to our growth as well as an expense of $2.6 million related to assumption changes and the execution of an amended and restated retirement agreement with our Executive Chairman. These 2016 increases were offset by a decrease of $3.9 million related to expense recognized under our short-term incentive compensation program and other bonus programs during 2016 as compared to 2015 primarily as a result of the short-term incentive compensation program being paid out at a lower percentage of target in 2016 than in 2015. Salary and benefits expense increased in 2015 as compared to 2014 as a result of an increase in salary and benefits of $2.9 million due to an increased number of employees related to our growth. In addition, salary and benefits expense increased in 2015 as compared to 2014 as a result of an increase of $3.0 million related to expense recognized under our short-term incentive compensation program and other bonus programs primarily as a result of the short-term incentive compensation program being paid out at a higher percentage of target in 2015 than in 2014. These 2015 increases were offset by a decrease of $0.8 million related to compensation costs that vary based on the Company's stock price.
The increases in reinsurance risk charges expense during 2016 and 2015 were due to the growth in our policyholder liabilities subject to a reinsurance agreement pursuant to which we cede excess regulatory reserves to an unaffiliated reinsurer. The regulatory reserves ceded at December 31, 2016, 2015 and 2014 were $638.1 million, $480.7 million and $322.5 million, respectively.
Other expenses decreased in 2016 as compared to 2015 as 2016 benefited from the release of a litigation liability of $2.8 million and the release of a guaranty fund assessment liability of $2.3 million.
Other expenses increased in 2015 as compared to 2014 due to an increase in general expenses related to our growth and strong sales levels achieved in 2015. In addition, 2015 other expenses increased as compared to 2014, as 2014 benefited from reductions in accrued liabilities for litigation and guaranty fund assessment accruals of $3.2 million.
Income tax expense decreased in 2016 and increased in 2015 primarily because of the changes in income before income taxes. The effective income tax rates were 36.1%, 34.8% and 35.7% for 2016, 2015 and 2014, respectively.
Income tax expense and the resulting effective tax rate are based upon two components of income before income taxes ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 35.4% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income (loss) for the parent company and other non-life insurance subsidiaries is generally taxed at an effective tax rate of 41.5% reflecting the combined federal / state income tax rates. The effective tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income (loss) vary from year to year based primarily on the relative size of pretax income (loss) from the two sources. The effective income tax rate increased in 2016 because the portion of total taxable income from non-life insurance subsidiaries increased significantly, as well as tax exempt investment income decreasing significantly from the prior two years. The effective income tax rate decreased in 2015 because a portion of the 2014 parent company's loss on extinguishment of debt was not deductible resulting in an effective tax rate on the parent company's pretax loss that was less than 41.5%.

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
The composition of our investment portfolio is summarized as follows:

	December 31,
	2016		2015
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$11,805	—%	$471,256	1.2%
United States Government sponsored agencies	1,344,787	3.0%	1,398,611	3.5%
United States municipalities, states and territories	3,926,950	8.8%	3,755,367	9.5%
Foreign government obligations	232,233	0.5%	212,565	0.5%
Corporate securities	27,195,351	60.8%	23,879,016	60.3%
Residential mortgage backed securities	1,254,835	2.8%	1,462,072	3.7%
Commercial mortgage backed securities	5,365,235	12.0%	4,174,396	10.5%
Other asset backed securities	1,806,123	4.0%	1,145,178	2.9%
Total fixed maturity securities	41,137,319	91.9%	36,498,461	92.1%
Mortgage loans on real estate	2,480,956	5.5%	2,435,257	6.2%
Derivative instruments	830,519	1.9%	337,256	0.9%
Other investments	308,774	0.7%	299,358	0.8%
	$44,757,568	100.0%	$39,570,332	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	December 31,
	2016		2015
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$26,431,700	64.3%	$23,724,648	65.0%
Baa	13,002,964	31.6%	11,491,609	31.5%
Total investment grade	39,434,664	95.9%	35,216,257	96.5%
Ba	1,048,379	2.5%	657,760	1.8%
B	155,619	0.4%	68,712	0.2%
Caa	79,763	0.2%	91,998	0.3%
Ca and lower	418,894	1.0%	463,734	1.2%
Total below investment grade	1,702,655	4.1%	1,282,204	3.5%
	$41,137,319	100.0%	$36,498,461	100.0%

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
A summary of our fixed maturity securities by NAIC designation is as follows:

	December 31, 2016				December 31, 2015
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$25,607,268	$26,507,798	$26,507,798	64.5%	$23,363,259	$24,207,801	$24,207,801	66.3%
2	13,037,592	13,295,648	13,295,648	32.3%	11,709,730	11,589,325	11,589,325	31.8%
3	1,201,059	1,155,702	1,163,761	2.8%	758,531	643,293	654,538	1.8%
4	154,226	137,188	137,188	0.3%	60,480	44,312	44,312	0.1%
5	17,475	24,664	24,664	0.1%	—	—	—	—%
6	13,160	8,260	8,260	—%	8,332	2,485	2,485	—%
	$40,030,780	$41,129,260	$41,137,319	100.0%	$35,900,332	$36,487,216	$36,498,461	100.0%
The amortized cost and fair value of fixed maturity securities at December 31, 2016, by contractual maturity are presented in Note 3 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2016
Fixed maturity securities, available for sale:
United States Government full faith and credit	3	$7,693	$(288)	$7,405
United States Government sponsored agencies	18	1,042,461	(46,913)	995,548
United States municipalities, states and territories	113	485,802	(22,393)	463,409
Foreign government obligations	4	54,626	(5,080)	49,546
Corporate securities:
Finance, insurance and real estate	208	2,501,744	(88,911)	2,412,833
Manufacturing, construction and mining	315	3,407,651	(148,526)	3,259,125
Utilities and related sectors	170	1,871,090	(69,263)	1,801,827
Wholesale/retail trade	48	469,190	(15,172)	454,018
Services, media and other	90	1,036,586	(46,901)	989,685
Residential mortgage backed securities	25	87,169	(3,554)	83,615
Commercial mortgage backed securities	407	3,266,304	(117,014)	3,149,290
Other asset backed securities	112	918,403	(20,703)	897,700
	1,513	$15,148,719	$(584,718)	$14,564,001
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,825	$(8,059)	$68,766

December 31, 2015
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$38,029	$(299)	$37,730
United States Government sponsored agencies	21	971,462	(14,409)	957,053
United States municipalities, states and territories	76	273,297	(8,628)	264,669
Foreign government obligations	6	69,364	(10,935)	58,429
Corporate securities:
Finance, insurance and real estate	145	2,201,597	(74,462)	2,127,135
Manufacturing, construction and mining	334	4,271,655	(377,459)	3,894,196
Utilities and related sectors	216	2,499,341	(161,505)	2,337,836
Wholesale/retail trade	43	537,720	(25,988)	511,732
Services, media and other	101	1,112,071	(43,010)	1,069,061
Residential mortgage backed securities	34	172,697	(3,489)	169,208
Commercial mortgage backed securities	222	2,796,286	(105,281)	2,691,005
Other asset backed securities	43	523,592	(19,880)	503,712
	1,245	$15,467,111	$(845,345)	$14,621,766
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,622	$(11,245)	$65,377
Unrealized losses decreased $263.8 million from $856.6 million at December 31, 2015 to $592.8 million at December 31, 2016. The decrease in unrealized losses was primarily due to price improvements in the energy and metals & mining securities during the year ended December 31, 2016. The 10-year U.S. Treasury yield rates at December 31, 2016 and 2015 were 2.45% and 2.27%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
December 31, 2016
1	$8,754,856	59.8%	$(330,920)	55.8%
2	5,091,437	34.8%	(176,557)	29.8%
3	657,549	4.5%	(60,689)	10.3%
4	119,986	0.8%	(17,786)	3.0%
5	8,744	0.1%	(1,920)	0.3%
6	8,254	—%	(4,905)	0.8%
	$14,640,826	100.0%	$(592,777)	100.0%

December 31, 2015
1	$8,278,102	56.3%	$(280,209)	32.7%
2	5,813,570	39.6%	(436,543)	51.0%
3	560,199	3.8%	(117,814)	13.7%
4	44,041	0.3%	(16,168)	1.9%
5	—	—%	—	—%
6	2,476	—%	(5,856)	0.7%
	$14,698,388	100.0%	$(856,590)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 1,514 and 1,246 securities, respectively) have been in a continuous unrealized loss position at December 31, 2016 and 2015, along with a description of the factors causing the unrealized losses is presented in Note 3 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.

The amortized cost and fair value of fixed maturity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
December 31, 2016
Fixed maturity securities:
Investment grade:
Less than six months	1,265	$12,767,396	$12,374,177	$(393,219)
Six months or more and less than twelve months	69	669,022	621,784	(47,238)
Twelve months or greater	90	970,424	901,674	(68,750)
Total investment grade	1,424	14,406,842	13,897,635	(509,207)
Below investment grade:
Less than six months	15	132,087	126,236	(5,851)
Six months or more and less than twelve months	10	80,535	72,830	(7,705)
Twelve months or greater	65	606,080	536,066	(70,014)
Total below investment grade	90	818,702	735,132	(83,570)
	1,514	$15,225,544	$14,632,767	$(592,777)
December 31, 2015
Fixed maturity securities
Investment grade:
Less than six months	588	$7,395,125	$7,193,059	$(202,066)
Six months or more and less than twelve months	484	6,799,113	6,388,844	(410,268)
Twelve months or greater	44	592,600	484,646	(107,954)
Total investment grade	1,116	14,786,838	14,066,549	(720,288)
Below investment grade:
Less than six months	87	297,879	279,947	(17,933)
Six months or more and less than twelve months	15	175,603	148,337	(27,266)
Twelve months or greater	28	283,413	192,310	(91,103)
Total below investment grade	130	756,895	620,594	(136,302)
	1,246	$15,543,733	$14,687,143	$(856,590)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
December 31, 2016
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—
Below investment grade:
Less than six months	1	19,930	15,961	(3,969)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	10	85,831	58,436	(27,395)
Total below investment grade	11	105,761	74,397	(31,364)
	11	$105,761	$74,397	$(31,364)
December 31, 2015
Investment grade:
Less than six months	37	$460,894	$339,047	$(121,847)
Six months or more and less than twelve months	13	122,794	82,149	(40,645)
Twelve months or greater	1	2,856	1,999	(857)
Total investment grade	51	586,544	423,195	(163,349)
Below investment grade:
Less than six months	13	73,412	44,976	(28,436)
Six months or more and less than twelve months	13	145,886	88,308	(57,578)
Twelve months or greater	3	30,930	14,213	(16,717)
Total below investment grade	29	250,228	147,497	(102,731)
	80	$836,772	$570,692	$(266,080)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
December 31, 2016
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	177,550	172,375	—	—
Due after five years through ten years	4,943,504	4,806,216	—	—
Due after ten years through twenty years	2,736,298	2,621,945	—	—
Due after twenty years	3,019,491	2,832,860	76,825	68,766
	10,876,843	10,433,396	76,825	68,766
Residential mortgage backed securities	87,169	83,615	—	—
Commercial mortgage backed securities	3,266,304	3,149,290	—	—
Other asset backed securities	918,403	897,700	—	—
	$15,148,719	$14,564,001	$76,825	$68,766
December 31, 2015
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	257,994	247,957	—	—
Due after five years through ten years	6,111,139	5,802,168	—	—
Due after ten years through twenty years	2,816,752	2,693,742	—	—
Due after twenty years	2,788,651	2,513,974	76,622	65,377
	11,974,536	11,257,841	76,622	65,377
Residential mortgage backed securities	172,697	169,208	—	—
Commercial mortgage backed securities	2,796,286	2,691,005	—	—
Other asset backed securities	523,592	503,712	—	—
	$15,467,111	$14,621,766	$76,622	$65,377
Energy and Metals & Mining
The tables below summarize our publicly issued corporate fixed maturity securities in the energy and metals & mining sectors. Our privately placed available for sale fixed maturity securities at December 31, 2016 total $169.6 million fair value ($172.2 million amortized cost) in Energy and $41.9 million fair value ($43.1 million amortized cost) in Metals & Mining and are not included in the following tables.

	December 31, 2016
Sector and Subsector	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Average Credit Rating
	(Dollars in thousands)
Energy
Independent	$510,403	$509,599	$(804)	Baa
Integrated	507,277	520,721	13,444	A
Oil field services	403,265	386,865	(16,400)	Baa
Refining	119,537	123,131	3,594	Baa
Midstream	775,709	792,578	16,869	Baa
Government owned no guarantee	308,684	318,805	10,121	A
Metals & Mining	559,162	574,473	15,311	Baa
Total Energy and Metals & Mining	$3,184,037	$3,226,172	$42,135	Baa

	Amortized Cost at December 31, 2016
	Energy
NRSRO Rating	Independent	Integrated	Oil field services	Refining	Midstream	Government Owned No Guarantee	Metals & Mining	Total
	(Dollars in thousands)
Aaa	$—	$—	$—	$—	$—	$—	$—	$—
Aa	—	228,203	—	—	—	19,918	—	248,121
A	94,496	94,732	90,629	12,091	90,820	238,946	76,596	698,310
Baa	369,692	149,138	185,217	107,446	656,099	25,266	287,800	1,780,658
Ba	46,215	35,204	58,311	—	28,790	—	129,914	298,434
B	—	—	60,491	—	—	24,554	54,051	139,096
Below B	—	—	8,617	—	—	—	10,801	19,418
	$510,403	$507,277	$403,265	$119,537	$775,709	$308,684	$559,162	$3,184,037

	Fair Value at December 31, 2016
	Energy
NRSRO Rating	Independent	Integrated	Oil field services	Refining	Midstream	Government Owned No Guarantee	Metals & Mining	Total
	(Dollars in thousands)
Aaa	$—	$—	$—	$—	$—	$—	$—	$—
Aa	—	236,662	—	—	—	21,002	—	257,664
A	96,301	96,198	95,508	12,612	96,116	252,015	79,824	728,574
Baa	369,032	153,685	181,876	110,519	668,128	25,401	295,751	1,804,392
Ba	44,266	34,176	52,670	—	28,334	—	128,825	288,271
B	—	—	49,745	—	—	20,387	50,382	120,514
Below B	—	—	7,066	—	—	—	19,691	26,757
	$509,599	$520,721	$386,865	$123,131	$792,578	$318,805	$574,473	$3,226,172
International Exposure
We hold fixed maturity securities with international exposure. As of December 31, 2016, 18% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	December 31, 2016
	Amortized Cost	Fair Value	Percent of Total Fair Value
	(Dollars in thousands)
GIIPS (1)	$245,327	$262,272	0.6%
Asia/Pacific	434,249	443,717	1.1%
Non-GIIPS Europe	2,978,930	3,043,505	7.4%
Latin America	261,516	254,276	0.6%
Non-U.S. North America	1,277,542	1,293,018	3.2%
Australia & New Zealand	711,576	712,207	1.7%
Other	1,288,879	1,299,827	3.2%
	$7,198,019	$7,308,822	17.8%

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

All of the securities presented in the table above are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2), except for the following:

	December 31, 2016
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
GIIPS (1)	$28,746	$29,267
Asia/Pacific	11,499	9,768
Non-GIIPS Europe	98,302	93,411
Latin America	55,640	44,449
Non-U.S. North America	120,524	115,832
	$314,711	$292,727
Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our residential and commercial mortgage backed securities as we monitor all of our residential and commercial mortgage backed securities on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At December 31, 2016, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Below investment grade
Corporate securities:
Energy	6	$53,615	$(10,278)	$43,337	18 - 44	0 - 24
Industrials	1	4,982	(2,076)	2,906	26	17
Materials	4	29,703	(1,724)	27,979	18 - 47	—
Telecommunications	1	2,324	(442)	1,882	30	—
Utilities	1	4,423	(797)	3,626	16	5
Other asset backed securities:
Financials	2	6,845	(4,244)	2,601	43 - 69	20 - 24
Utilities	1	1,830	—	1,830	4	4
	16	$103,722	$(19,561)	$84,161
We have determined that the unrealized losses of the securities on the watch list are temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost. Our analysis of these securities and their credit performance at December 31, 2016 is as follows:
Corporate securities:
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
Utilities: The decline in the value of this security is due to the company's parent announcing a strategic decision to attempt to become a fully regulated utility by 2018. This issuer is part of the unregulated business of the parent and concerns have arisen about its ability to become regulated. This uncertainty has stressed market prices for this bond. Due to the company's parent announcing that it is committed to exiting the power generation business and could potentially enter the facility into bankruptcy, we recognized an other than temporary impairment on this security during the fourth quarter of 2016.
Other asset backed securities:
Financials:  The decline in value of one of the asset backed securities is due to poor performance in the underlying pool of student loans. The investment is backed by a guarantee from the for-profit education services provider. We have determined that this security was not other than temporarily impaired, because the guarantee is in good standing and all required payments have been made, including hyper-amortization payments triggered by the performance of the student loan portfolio. The decline in value of the the other asset backed security is related directly to the decline in oil prices and the financial stability of its operator. The issuer has direct exposure to the oil market as its primary business is deep water drilling. As oil prices have declined the operator of the deep water vessel has experienced financial pressure on its balance sheet. We recognized other than temporary impairments on this security during the second quarter of 2016 and the third quarter of 2015.
Utilities:  The decline in the value of this security is due to the company's parent announcing a strategic decision to attempt to become a fully regulated utility by 2018.  This issuer is part of the unregulated business of the parent and concerns have arisen about its ability to become regulated.  This uncertainty has stressed market prices for this bond.  Due to the company's parent announcing that it is committed to exiting the power generation business and could potentially enter the facility into bankruptcy, we recognized an other than temporary impairment on this security during the fourth quarter of 2016.
Other Than Temporary Impairments
We have a policy and process to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments. During the years ended December 31, 2016, 2015 and 2014, we recognized other than temporary impairment on corporate securities, residential mortgage backed securities, commercial mortgage backed securities and other asset backed securities, all of which are available for sale fixed maturity securities. In addition, in all periods presented we recognized credit losses on residential mortgage backed securities, and on one other asset backed security in 2016, that resulted in a reclassification of OTTI loss from accumulated other comprehensive income to net income.
In 2016, we recognized a $3.9 million OTTI loss in operations due to our concern regarding a corporate security issued by a Brazilian telecommunications company as developments in 2016 led us to the conclusion that we will not be able to fully recover our amortized cost basis due to liquidity concerns. A $3.0 million OTTI loss was recognized in operations due to our concern regarding a corporate security issued by a Brazilian metals and mining company as developments during 2016 led us to the conclusion that we will not be able to fully recover our amortized cost basis. We recognized a $9.2 million OTTI loss in operations on a corporate security and an other asset backed security as a result of the parent of both entities announcement that it is committed to exiting the power generation business and could potentially enter the facilities into bankruptcy. In 2016, we recognized an additional impairment of $3.5 million on an other asset backed security due to the asset supporting the cash flows being taken out of production which was first impaired during 2015. The OTTI that we recognized in 2016 on commercial mortgage backed securities were due to our intent to sell the securities, which were in an unrealized loss position at the reporting date of the period in which the decision to sell these securities was made.
In 2015, we recognized a $4.9 million OTTI loss in operations on an other asset backed security due to the asset supporting the cash flows being taken out of production. A total of $12.4 million was recognized as OTTI loss in operations on corporate securities issued by a company in iron ore production that had long standing contract issues that gave us concern as to their future cash flow and liquidity.
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

Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, net of loan loss allowances and deferred prepayment fees. At December 31, 2016 and 2015, the largest principal amount outstanding for any single mortgage loan was $20.9 million and $17.9 million, respectively, and the average loan size was $3.2 million and $2.9 million, respectively. In addition, the average loan to value ratio for the overall portfolio was 53.7% at both December 31, 2016 and 2015, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 of our audited consolidated financial statements of this Form 10-K, which is incorporated by reference in this Item 7.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At December 31, 2016, we had commitments to fund commercial mortgage loans totaling $75.5 million, with fixed interest rates ranging from 3.90% to 4.88%. During 2016 and 2015, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the year ended December 31, 2016, we received $301.7 million in cash for loans being paid in full compared to $371.0 million for the year ended December 31, 2015. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
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
We have a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio (based on most recent information collected) follows:

	December 31, 2016		December 31, 2015
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)		(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$1,781,928	71.5%	$1,772,226	72.3%
Greater than or equal to 1.2 and less than 1.5	517,697	20.8%	414,482	16.9%
Greater than or equal to 1.0 and less than 1.2	122,115	4.9%	141,799	5.8%
Less than 1.0	68,879	2.8%	121,402	5.0%
	$2,490,619	100.0%	$2,449,909	100.0%
All of our mortgage loans (based on principal outstanding) that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at December 31, 2016.
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

	December 31,
	2016	2015
	(Dollars in thousands)
Impaired mortgage loans with an allowance	$4,640	$21,277
Impaired mortgage loans with no related allowance	1,591	8,859
Allowance for probable loan losses	(1,327)	(7,842)
Net carrying value of impaired mortgage loans	$4,904	$22,294
At December 31, 2016, we had no commercial mortgage loans that were delinquent (60 days or more past due at the reporting date) in their principal and interest payments.

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
Liabilities
Our liability for policy benefit reserves increased to $51.6 billion at December 31, 2016 compared to $45.5 billion at December 31, 2015, primarily due to additional annuity sales as discussed above. Substantially all of our annuity products have a surrender charge feature designed to reduce the risk of early withdrawal or surrender of the policies and to compensate us for our costs if policies are withdrawn early. Notwithstanding these policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates and other factors.
See Note 9 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7 for discussion of our notes and loan payable and borrowings under repurchase agreements.
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
Liquidity requirements are met primarily by funds provided from operations. Our life subsidiaries generally receive adequate cash flow from annuity deposits and investment income to meet their obligations. Annuity and life insurance liabilities are generally long-term in nature. However, a primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and bonus vesting, that help limit and discourage early withdrawals. At December 31, 2016, approximately 94% of our annuity liabilities were subject to penalty upon surrender, with a weighted average remaining surrender charge period of 8.6 years and a weighted average surrender charge percentage of 13.8%.
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $3.2 billion for the year ended December 31, 2016 compared to $4.7 billion for the year ended December 31, 2015 with the decrease attributable to a $1.2 billion decrease in net annuity deposits after coinsurance and a $236.3 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.
Liquidity of Parent Company
We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt (senior notes, term loan and subordinated debentures issued to subsidiary trusts), pay operating expenses and pay dividends to stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. These sources provide adequate cash flow for us to meet our current and reasonably foreseeable future obligations and we expect they will be adequate to fund our parent company cash flow requirements in 2017.
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

Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2017, up to $272.7 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $1.4 billion of statutory earned surplus at December 31, 2016.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best and Standard and Poor's. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of December 31, 2016, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
The transfer of funds by American Equity Life is also restricted by a covenant in our line of credit agreement which requires American Equity Life to maintain a minimum risk-based capital ratio of 275% and a minimum level of statutory surplus equal to the sum of 1) 80% of statutory surplus at June 30, 2016, 2) 50% of the statutory net income for each fiscal quarter ending after June 30, 2016, and 3) 50% of all capital contributed to American Equity Life after June 30, 2016. American Equity Life's risk-based capital ratio was 342% at December 31, 2016. Under this agreement, we are also required to maintain a maximum ratio of adjusted debt to total adjusted capital of 0.35.
In August 2015, we completed an underwritten public offering of 9,890,000 shares of our common stock at a public offering price of $25.25 per share, of which 5,590,000 shares were subject to forward sale agreements. During the third quarter of 2015, we contributed $120 million to the capital and surplus of American Equity Life which included $104.5 million of initial net proceeds from the issuance of 4.3 million shares of common stock in our August 2015 public stock offering. We settled the forward sale agreements on August 1, 2016, and issued 5,590,000 shares of our common stock and received $134.7 million in net proceeds which was contributed to the capital and surplus of American Equity Life.
In 2015 and 2014, we retired $344 million aggregate principal amount of three convertible note issues. The total consideration paid to retire the convertible notes included $486 million of cash and 9.45 million shares of our common stock. We have now extinguished all of our convertible notes.
Cash and cash equivalents of the parent holding company at December 31, 2016, were $36.4 million. In addition, as discussed in Note 9 to our audited consolidated financial statements we have a $150 million revolving line of credit agreement. This revolving line of credit terminates on September 30, 2021, and borrowings are available for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.
On August 5, 2015, Standard & Poor's raised its counterparty credit rating on American Equity Investment Life Holding Company to BBB- from BB+ and its financial strength rating on American Equity Life to A- from BBB+. On August 7, 2015, Fitch Ratings upgraded the issuer default rating of American Equity Investment Life Holding Company to BBB- from BB+.
Statutory accounting practices prescribed or permitted for our life subsidiaries differ in many respects from those governing the preparation of financial statements under GAAP. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. Information as to statutory capital and surplus and statutory net income for our life subsidiaries as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 is included in Note 12 to our audited consolidated financial statements.

In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2016.

	Payments Due by Period
	Total	Less Than 1 year	1–3 Years	4–5 Years	After 5 Years
	(Dollars in thousands)
Annuity and single premium universal life products (1)	$51,628,372	$2,872,877	$11,385,699	$7,625,528	$29,744,268
Notes and loan payable, including interest payments (2)	628,428	29,537	158,419	440,472	—
Subordinated debentures, including interest payments (3)	550,997	12,575	25,152	25,152	488,118
Operating leases	16,871	1,890	3,813	3,704	7,464
Mortgage loan funding and other investments	158,248	118,822	25,626	13,800	—
Total	$52,982,916	$3,035,701	$11,598,709	$8,108,656	$30,239,850

(1)
Amounts shown in this table are projected payments through the year 2036 which we are contractually obligated to pay to our annuity policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on our historical experience.

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

The following table presents the fair value of fixed maturity and equity securities, available for sale, by pricing source and hierarchy level as of December 31, 2016 and 2015, respectively:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
December 31, 2016
Priced via third party pricing services	$5,387	$41,016,054	$—	$41,021,441
Priced via independent broker quotations	—	36,436	—	36,436
Priced via matrices	—	—	—	—
Priced via other methods	—	10,617	—	10,617
	$5,387	$41,063,107	$—	$41,068,494
% of Total	—%	100.0%	—%	100.0%

December 31, 2015
Priced via third party pricing services	$438,719	$35,785,649	$—	$36,224,368
Priced via independent broker quotations	—	164,314	—	164,314
Priced via matrices	—	—	—	—
Priced via other methods	—	40,985	—	40,985
	$438,719	$35,990,948	$—	$36,429,667
% of Total	1.2%	98.8%	—%	100.0%
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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of December 31, 2016 and 2015.
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
In addition, for debt securities which we do not intend to sell and it is not more likely than not we will be required to sell, but our intent changes due to changes or events that could not have been reasonably anticipated, an other than temporary impairment charge is recognized in net income and amortized cost is written down to fair value. Once an impairment charge has been recorded, we then continue to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis. Unrealized losses may be recognized in future periods through a charge to earnings should we later conclude that the decline in fair value below amortized cost is other than temporary pursuant to our accounting policy described above. The use of different methodologies and assumptions to determine the fair value of investments and the timing and amount of impairments may have a material effect on the amounts presented in our consolidated financial statements.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at December 31, 2016 were to increase by 100 basis points, our reserves for fixed index annuities would decrease by $451.4 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $276.4 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase our reserves for fixed index annuities by $504.5 million recorded through operations as an increase in the change in fair value of embedded derivatives and increase our combined balance for deferred policy acquisition costs and deferred sales inducements by $299.5 million recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.
Liability for Lifetime Income Benefit Riders
Beginning in July 2007, substantially all of our fixed index annuity policies and many of our annual reset fixed rate deferred annuities were issued with a lifetime income benefit rider.
The liability for lifetime income benefit riders is based on estimates of the value of benefit payments expected to be paid in excess of projected policy values recognizing the excess over the expected lives of the underlying policies based on actual and expected assessments including spreads and product charges and fees. The inputs used in the calculation of the liability for lifetime income benefit riders include actual policy values, actual income account values, actual payout factors, actual roll-up rates and our best estimate assumptions for future policy growth, future policy decrements, the ages at which policyholders are expected to elect to begin to receive lifetime income benefit payments, the percentage of policyholders who elect to receive lifetime income benefit payments and the type of income benefit payments selected upon election. The assumptions are reviewed quarterly and revisions to the assumptions are made based on historical results and our best estimates of future experience. The liability for lifetime income benefit riders is included in policy benefit reserves in the consolidated balance sheets and the change in the liability is included in interest sensitive and index product benefits in the consolidated statements of operations. See Results of Operations for the Three Years Ended December 31, 2016 in this Item 7. for a discussion and presentation of the actual effects of assumption revisions.
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

For annuity products, these costs are being amortized generally in proportion to expected gross profits from investment spreads, including the cost of hedging the fixed indexed annuity obligations, and, to a lesser extent, from product charges net of expected excess payments for lifetime income benefit riders, and mortality and expense margins. Current and future period gross profits/margins for fixed index annuities also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. Current period amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. Our estimates of future gross profits/margins are based on actuarial assumptions related to the underlying policies terms, lives of the policies, yield on investments supporting the liabilities and level of expenses necessary to maintain the polices over their entire lives. Revisions are made based on historical results and our best estimates of future experience. See Results of Operations for the Three Years Ended December 31, 2016 in this Item 7. for a discussion and presentation of the actual effects of unlocking.
Estimated future gross profits vary based on a number of sources including investment spread margins, surrender charge income, policy persistency, policy administrative expenses and realized gains and losses on investments including credit related other than temporary impairment losses. Estimated future gross profits are most sensitive to changes in investment spread margins which are the most significant component of gross profits. If estimated gross profits for all future years on business in force at December 31, 2016 were to increase by 10%, our combined balance for deferred policy acquisition costs and deferred sales inducements at December 31, 2016 would increase by $182.2 million recorded through operations as a decrease to amortization of deferred policy acquisition costs and deferred sales inducements. Correspondingly, a 10% decrease in estimated gross profits for all future years would result in a $202.7 million decrease in the combined December 31, 2016 balances recorded through operations as an increase to amortization of deferred policy acquisition costs and deferred sales inducements.
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

Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments and the amount of interest we pay on our floating rate term loan and subordinated debentures. See Note 9 to our consolidated financial statements, which is incorporated by reference to this Item 7A, for information regarding the floating interest rate on our term loan. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at December 31, 2016, of which $85.5 million has been swapped to a fixed rate which began in March 2014 and $79.0 million has been capped for a term of seven years which began in July 2014 (See Note 5 to our consolidated financial statements in this Form 10-K). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for fixed index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (31 basis points) from levels at December 31, 2016, we estimate that the fair value of our fixed maturity securities would decrease by approximately $1.0 billion. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $291.7 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition—Liquidity for Insurance Operations for a further discussion of the liquidity risk.
At December 31, 2016, 35% of our fixed income securities have call features, of which 0.1% ($55.7 million) were subject to call redemption. Another 3.1% ($1.3 billion) will become subject to call redemption during 2017. Approximately 70% of our fixed income securities that have call features are not callable until within six months of their stated maturities. During the years ended December 31, 2016 and 2015, we received $1.2 billion and $0.7 billion, respectively, in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At December 31, 2016, approximately 98% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.
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

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Annual index credits to policyholders on their anniversaries	$267,995	$587,705	$1,096,504
Proceeds received at expiration of options related to such credits	272,277	602,436	1,103,710
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

Item 8.    Consolidated Financial Statements and Supplementary Data
The audited consolidated financial statements are included as a part of this report on Form 10-K on pages F-1 through F-54.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 based upon criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has determined that we maintained effective internal control over financial reporting as of December 31, 2016.
The Company's independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of management's internal control over financial reporting as of December 31, 2016. This report appears on page F-2 of this annual report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting.
Other than the remediation described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d) Remediation of the Material Weakness in Internal Control Over Financial Reporting.
A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported, we did not have adequate controls designed and in place to ensure that we correctly implemented changes made to the calculation of lifetime income benefit reserves in the third quarter of 2015. Specifically, the design of our control relating to the review of the implementation of code changes to reflect revised assumptions and the impact of those changes (the “review control”) on the lifetime income benefit reserves was not modified given the complex nature and volume of code changes we made as part of the third quarter review. As a result, we failed to identify an immaterial after-tax calculation error. This amount was corrected in the fourth quarter of 2015 prior to issuing our consolidated financial statements. The control deficiency related to the lifetime income benefit reserves created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis and therefore we concluded that the deficiency represented a material weakness in the Company's internal control over financial reporting as of December 31, 2015.
With the oversight of our audit committee, we took corrective steps during 2016 to remediate the underlying causes of the material weakness. The corrective steps we have taken, which are intended to ensure that code changes to the lifetime income benefit reserves calculation function as intended, are:
- The “review control” over the implementation of code changes to our lifetime income benefit reserves was enhanced to ensure that all code changes are reviewed by an individual who is not responsible for the implementation of the code changes.
- The scope of the “review control” over the implementation of code changes to our lifetime income benefit reserves was expanded to include detailed testing of our lifetime income benefit reserves calculation to ensure any code changes are implemented accurately.
The enhanced “review control” as described above was implemented during the fourth quarter of 2015. During the fourth quarter of 2016 and prior to the issuance of our consolidated financial statements for the year ended December 31, 2016, we completed sufficient instances of testing of the operating effectiveness of the enhanced “review control” and concluded that the above identified material weakness in our internal controls over financial reporting has been fully remediated.

Item 9B.    Other Information
There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2016 which has not been previously reported.

PART III
The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 1, 2017 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2016.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of February 2017.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
By:	/s/ JOHN M. MATOVINA
John M. Matovina, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date

/s/ JOHN M. MATOVINA	Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2017
John M. Matovina

/s/ TED M. JOHNSON	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2017
Ted M. Johnson

/s/ SCOTT A. SAMUELSON	Vice President—Controller (Principal Accounting Officer)	February 27, 2017
Scott A. Samuelson

/s/ D.J. NOBLE	Chairman of the Board and Director	February 27, 2017
D.J. Noble

/s/ JOYCE A. CHAPMAN	Director	February 27, 2017
Joyce A. Chapman

/s/ ALEXANDER M. CLARK	Director	February 27, 2017
Alexander M. Clark

/s/ JAMES M. GERLACH	Director	February 27, 2017
James M. Gerlach

/s/ ROBERT L. HOWE	Director	February 27, 2017
Robert L. Howe

/s/ WILLIAM R. KUNKEL	Director	February 27, 2017
William R. Kunkel

/s/ ALAN D. MATULA	Director	February 27, 2017
Alan D. Matula

/s/ DAVID S. MULCAHY	Director	February 27, 2017
David S. Mulcahy

/s/ GERARD D. NEUGENT	Director	February 27, 2017
Gerard D. Neugent

/s/ DEBRA J. RICHARDSON	Director	February 27, 2017
Debra J. Richardson

/s/ A.J. STRICKLAND, III	Director	February 27, 2017
A.J. Strickland, III

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
American Equity Investment Life Holding Company:
We have audited the accompanying consolidated balance sheets of American Equity Investment Life Holding Company and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in the Index on page F-1. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the American Equity Investment Life Holding Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Des Moines, Iowa
February 27, 2017

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2016 - $39,953,955; 2015 - $35,823,710)	$41,060,494	$36,421,839
Held for investment, at amortized cost (fair value: 2016 - $68,766; 2015 - $65,377)	76,825	76,622
Mortgage loans on real estate	2,480,956	2,435,257
Derivative instruments	830,519	337,256
Other investments	308,774	299,358
Total investments	44,757,568	39,570,332

Cash and cash equivalents	791,266	397,749
Coinsurance deposits	4,639,492	3,187,470
Accrued investment income	397,773	362,104
Deferred policy acquisition costs	2,905,377	2,905,136
Deferred sales inducements	2,208,218	2,232,148
Deferred income taxes	168,578	232,683
Income taxes recoverable	11,474	29,599
Other assets	173,726	112,171
Total assets	$56,053,472	$49,029,392

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$51,637,026	$45,495,431
Other policy funds and contract claims	298,347	324,850
Notes and loan payable	493,755	393,227
Subordinated debentures	241,853	241,452
Other liabilities	1,090,896	629,897
Total liabilities	53,761,877	47,084,857

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2016 and 2015 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2016 - 88,001,130 shares (excluding 2,887,082 treasury shares); 2015 - 81,354,079 shares (excluding 3,448,750 treasury shares)	88,001	81,354
Additional paid-in capital	770,344	630,367
Accumulated other comprehensive income	339,966	201,663
Retained earnings	1,093,284	1,031,151
Total stockholders' equity	2,291,595	1,944,535
Total liabilities and stockholders' equity	$56,053,472	$49,029,392
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Premiums and other considerations	$43,767	$36,048	$32,623
Annuity product charges	173,579	136,168	118,990
Net investment income	1,849,872	1,692,192	1,531,667
Change in fair value of derivatives	164,219	(336,146)	504,825
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	11,524	10,211	(4,003)
OTTI losses on investments:
Total OTTI losses	(21,349)	(25,547)	—
Portion of OTTI losses recognized in (from) other comprehensive income	(1,330)	6,011	(2,627)
Net OTTI losses recognized in operations	(22,679)	(19,536)	(2,627)
Loss on extinguishment of debt	—	—	(12,502)
Total revenues	2,220,282	1,518,937	2,168,973

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	52,483	45,458	41,815
Interest sensitive and index product benefits	725,472	968,053	1,473,700
Amortization of deferred sales inducements	251,166	209,390	131,419
Change in fair value of embedded derivatives	543,465	(464,698)	32,321
Interest expense on notes and loan payable	28,248	28,849	36,370
Interest expense on subordinated debentures	12,958	12,239	12,122
Amortization of deferred policy acquisition costs	374,012	286,114	163,578
Other operating costs and expenses	102,231	96,218	81,584
Total benefits and expenses	2,090,035	1,181,623	1,972,909
Income before income taxes	130,247	337,314	196,064
Income tax expense	47,004	117,484	70,041
Net income	$83,243	$219,830	$126,023

Earnings per common share	$0.98	$2.78	$1.69
Earnings per common share - assuming dilution	$0.97	$2.72	$1.58
Weighted average common shares outstanding (in thousands):
Earnings per common share	84,793	78,937	74,431
Earnings per common share - assuming dilution	85,605	80,961	79,894
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$83,243	$219,830	$126,023
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	207,994	(797,374)	1,038,604
Noncredit component of OTTI losses (1)	556	(2,927)	1,265
Reclassification of unrealized investment gains/losses to net income (1)	4,224	703	(1,092)
Other comprehensive income (loss) before income tax	212,774	(799,598)	1,038,777
Income tax effect related to other comprehensive income (loss)	(74,471)	279,860	(363,572)
Other comprehensive income (loss)	138,303	(519,738)	675,205
Comprehensive income (loss)	$221,546	$(299,908)	$801,228

(1)	Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2013	$70,535	$550,400	$(631)	$46,196	$718,187	$1,384,687
Net income for the year	—	—	—	—	126,023	126,023
Other comprehensive income	—	—	—	675,205	—	675,205
Allocation of 58,618 shares of common stock by ESOP, including excess income tax benefits	—	721	631	—	—	1,352
Share-based compensation, including excess income tax benefits	—	7,705	—	—	—	7,705
Issuance of 1,567,607 shares of common stock under compensation plans, including excess income tax benefits	1,568	13,137	—	—	—	14,705
Extinguishment of convertible senior notes, net of tax, including 3,959,396 shares of common stock issued upon conversion	3,959	(7,488)	—	—	—	(3,529)
Warrants reclassified to embedded derivative liability to be settled in cash	—	(51,257)	—	—	—	(51,257)
Dividends on common stock ($0.20 per share)	—	—	—	—	(15,015)	(15,015)
Balance at December 31, 2014	76,062	513,218	—	721,401	829,195	2,139,876
Net income for the year	—	—	—	—	219,830	219,830
Other comprehensive loss	—	—	—	(519,738)	—	(519,738)
Share-based compensation, including excess income tax benefits	—	9,976	—	—	—	9,976
Issuance of common stock via public offering	4,300	100,179	—	—	—	104,479
Issuance of 944,504 shares of common stock under compensation plans, including excess income tax benefits	944	7,042	—	—	—	7,986
Issuance of 47,868 shares of common stock to settle warrants that have reached their expiration	48	(48)	—	—	—	—
Dividends on common stock ($0.22 per share)	—	—	—	—	(17,874)	(17,874)
Balance at December 31, 2015	81,354	630,367	—	201,663	1,031,151	1,944,535
Net income for the year	—	—	—	—	83,243	83,243
Other comprehensive income	—	—	—	138,303	—	138,303
Share-based compensation, including excess income tax benefits	—	7,218	—	—	—	7,218
Issuance of common stock via settlement of forward sale agreements	5,590	129,072	—	—	—	134,662
Issuance of 964,053 shares of common stock under compensation plans, including excess income tax benefits	964	3,781	—	—	—	4,745
Issuance of 92,998 shares of common stock to settle warrants that have reached their expiration	93	(94)	—	—	—	(1)
Dividends on common stock ($0.24 per share)	—	—	—	—	(21,110)	(21,110)
Balance at December 31, 2016	$88,001	$770,344	$—	$339,966	$1,093,284	$2,291,595
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$83,243	$219,830	$126,023
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	725,472	968,053	1,473,700
Amortization of deferred sales inducements	251,166	209,390	131,419
Annuity product charges	(173,579)	(136,168)	(118,990)
Change in fair value of embedded derivatives	543,465	(464,698)	32,321
Increase in traditional life and accident and health insurance reserves	12,724	5,097	2,385
Policy acquisition costs deferred	(543,325)	(657,639)	(426,882)
Amortization of deferred policy acquisition costs	374,012	286,114	163,578
Provision for depreciation and other amortization	3,879	4,610	9,490
Amortization of discounts and premiums on investments	1,070	(8,464)	(14,960)
Loss on extinguishment of debt	—	—	12,502
Realized gains (losses) on investments and net OTTI losses recognized in operations	11,155	9,325	6,630
Change in fair value of derivatives	(165,727)	334,300	(506,328)
Deferred income taxes (benefits)	(10,408)	41,916	(46,504)
Share-based compensation	6,692	7,373	3,544
Change in accrued investment income	(35,669)	(35,545)	(24,918)
Change in income taxes recoverable/payable	18,125	(20,027)	(19,405)
Change in other assets	1,812	71	(2,771)
Change in other policy funds and contract claims	(34,411)	(49,092)	(60,931)
Change in collateral held for derivatives	414,655	(269,474)	27,839
Change in other liabilities	(55,940)	75,794	(51,008)
Other	(14,089)	(15,962)	(8,948)
Net cash provided by operating activities	1,414,322	504,804	707,786

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities—available for sale	2,746,510	1,612,121	1,490,906
Mortgage loans on real estate	383,763	468,102	453,937
Derivative instruments	284,470	640,467	1,169,874
Other investments	14,045	16,792	23,165
Acquisitions of investments:
Fixed maturity securities—available for sale	(6,883,895)	(7,256,137)	(5,191,781)
Mortgage loans on real estate	(428,833)	(455,286)	(327,654)
Derivative instruments	(602,349)	(588,859)	(492,296)
Other investments	(11,559)	(13,092)	(72,548)
Purchases of property, furniture and equipment	(1,197)	(1,313)	(1,352)
Net cash used in investing activities	(4,499,045)	(5,577,205)	(2,947,749)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$7,092,348	$7,051,227	$4,160,005
Coinsurance deposits	(1,317,555)	(80,777)	109,184
Return of annuity policyholder account balances	(2,535,669)	(2,271,950)	(2,025,203)
Financing fees incurred and deferred	(1,456)	—	(100)
Repayment of notes payable	—	(48,152)	(219,094)
Proceeds from issuance of debt	100,000	—	—
Net proceeds from settlement of notes hedges and warrants	—	25,775	16,558
Acquisition of common stock	—	(16)	—
Excess tax benefits realized from share-based compensation plans	527	3,649	5,184
Proceeds from issuance of common stock	139,654	112,481	13,681
Change in checks in excess of cash balance	21,501	(5,727)	(1,252)
Dividends paid	(21,110)	(17,874)	(15,015)
Net cash provided by financing activities	3,478,240	4,768,636	2,043,948
Increase (decrease) in cash and cash equivalents	393,517	(303,765)	(196,015)
Cash and cash equivalents at beginning of year	397,749	701,514	897,529
Cash and cash equivalents at end of year	$791,266	$397,749	$701,514

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$39,647	$39,118	$42,989
Income taxes	39,066	91,887	132,754
Non-cash operating activity:
Deferral of sales inducements	353,966	486,924	330,079
Non-cash investing activity:
Real estate acquired in satisfaction of mortgage loans	—	—	14,555
Mortgage loan on real estate sold	—	4,879	—
Non-cash financing activity:
Common stock issued in extinguishment of debt	—	—	95,993
Common stock issued to settle warrants that have expired	93	48	—
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Significant Accounting Policies
Nature of Operations
American Equity Investment Life Holding Company ("we", "us", "our" or "parent company"), through its wholly-owned subsidiaries, American Equity Investment Life Insurance Company ("American Equity Life"), American Equity Investment Life Insurance Company of New York ("American Equity Life of New York") and Eagle Life Insurance Company ("Eagle Life"), is licensed to sell insurance products in 50 states and the District of Columbia at December 31, 2016. We operate solely in the insurance business.
We primarily market fixed index and fixed rate annuities and to a lesser extent, life insurance. Premiums and annuity deposits (net of coinsurance) collected in 2016, 2015 and 2014, by product type were as follows:

	Year Ended December 31,
Product Type	2016	2015	2014
	(Dollars in thousands)
Fixed index annuities	$5,035,818	$6,491,981	$3,911,109
Annual reset fixed rate annuities	63,582	44,715	56,647
Multi-year fixed rate annuities	256,894	42,709	21,125
Single premium immediate annuities (SPIA)	35,851	32,752	24,580
Life insurance	9,946	10,917	10,810
	$5,402,091	$6,623,074	$4,024,271
Agents contracted with us through two national marketing organizations accounted for more than 10% of the annuity deposits and insurance premium collections during 2016 by American Equity Life representing 19% and 10%, individually, of the annuity deposits and insurance premiums collected by American Equity Life. Agents contracted with us through one national marketing organization accounted for more than 10% of the annuity deposits and insurance premium collections during 2015 by American Equity Life, representing 24% of the annuity deposits and insurance premiums collected by American Equity Life. Agents contracted with us through two national marketing organizations accounted for more than 10% of the annuity deposits and insurance premium collections during 2014 by American Equity Life, each representing 10% individually, of the annuity deposits and insurance premiums collected by American Equity Life.
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
Other invested assets include company owned life insurance, equity securities, real estate, limited partnerships accounted for using the equity method and policy loans. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the end of the reporting period, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Equity securities are classified as available for sale and are reported at fair value. Unrealized gains and losses are included directly in a separate component of stockholders' equity, net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements. Dividends are recognized when declared. Policy loans are stated at current unpaid principal balances.
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
Policy Benefit Reserves
Policy benefit reserves for fixed index annuities with returns linked to the performance of a specified market index are equal to the sum of the fair value of the embedded derivatives and the host (or guaranteed) component of the contracts. The host value is established at inception of the contract and accreted over the policy's life at a constant rate of interest. Future policy benefit reserves for fixed index annuities earning a fixed rate of interest and other deferred annuity products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. For the years ended December 31, 2016, 2015 and 2014, interest crediting rates for these products ranged from 1.00% to 3.30%.
The liability for lifetime income benefit riders is based on estimates of the value of benefit payments expected to be paid in excess of projected policy values recognizing the excess over the expected lives of the underlying policies based on actual and expected assessments including spreads and product charges and fees. The inputs used in the calculation of the liability for lifetime income benefit riders include actual policy values, actual income account values, actual payout factors, actual roll-up rates and our best estimate assumptions for future policy growth, future policy decrements, the ages at which policyholders are expected to elect to begin to receive lifetime income benefit payments, the percentage of policyholders who elect to receive lifetime income benefit payments and the type of income benefit payments selected upon election.
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
Traditional life insurance premiums are recognized as revenues over the premium-paying period. Certain group policies include provisions for annual experience refunds of premiums equal to net premiums received less an administrative fee and less claims incurred. Such amounts (2016 - $1.5 million; 2015 - $1.5 million; and 2014 - $1.7 million) are reported as a reduction of traditional life insurance premiums in the consolidated statements of operations. Future policy benefits are recognized as expenses over the life of the policy by means of the provision for future policy benefits.
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
Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Subsequently, in August 2015, the FASB issued an ASU that states that the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and expensing those costs ratably over the term of the line of credit arrangement. These ASU's became effective for us on January 1, 2016, and retroactive application was required. Adoption of these ASU's did not have a material impact on our consolidated financial statements.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	December 31,
	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$41,060,494	$41,060,494	$36,421,839	$36,421,839
Held for investment	76,825	68,766	76,622	65,377
Mortgage loans on real estate	2,480,956	2,522,035	2,435,257	2,471,864
Derivative instruments	830,519	830,519	337,256	337,256
Other investments	308,774	300,918	292,872	297,903
Cash and cash equivalents	791,266	791,266	397,749	397,749
Coinsurance deposits	4,639,492	4,150,792	3,187,470	2,860,882
Interest rate caps	1,082	1,082	1,410	1,410
Counterparty collateral	145,693	145,693	82,312	82,312

Liabilities
Policy benefit reserves	51,280,331	43,104,183	45,151,460	38,435,515
Single premium immediate annuity (SPIA) benefit reserves	297,724	308,028	324,264	336,066
Notes and loan payable	493,755	519,440	393,227	417,752
Subordinated debentures	241,853	225,106	241,452	216,933
Interest rate swap	2,113	2,113	3,139	3,139
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2016 and 2015 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2016
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,805	$5,381	$6,424	$—
United States Government sponsored agencies	1,344,787	—	1,344,787	—
United States municipalities, states and territories	3,926,950	—	3,926,950	—
Foreign government obligations	232,233	—	232,233	—
Corporate securities	27,118,526	6	27,118,520	—
Residential mortgage backed securities	1,254,835	—	1,254,835	—
Commercial mortgage backed securities	5,365,235	—	5,365,235	—
Other asset backed securities	1,806,123	—	1,806,123	—
Other investments: equity securities, available for sale	8,000	—	8,000	—
Derivative instruments	830,519	—	830,519	—
Cash and cash equivalents	791,266	791,266	—	—
Interest rate caps	1,082	—	1,082	—
Counterparty collateral	145,693	—	145,693	—
	$42,837,054	$796,653	$42,040,401	$—
Liabilities
Interest rate swap	$2,113	$—	$2,113	$—
Fixed index annuities—embedded derivatives	6,563,288	—	—	6,563,288
	$6,565,401	$—	$2,113	$6,563,288
December 31, 2015
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$471,256	$438,598	$32,658	$—
United States Government sponsored agencies	1,398,611	—	1,398,611	—
United States municipalities, states and territories	3,755,367	—	3,755,367	—
Foreign government obligations	212,565	—	212,565	—
Corporate securities	23,802,394	121	23,802,273	—
Residential mortgage backed securities	1,462,072	—	1,462,072	—
Commercial mortgage backed securities	4,174,396	—	4,174,396	—
Other asset backed securities	1,145,178	—	1,145,178	—
Other investments: equity securities, available for sale	7,828	—	7,828	—
Derivative instruments	337,256	—	337,256	—
Cash and cash equivalents	397,749	397,749	—	—
Interest rate caps	1,410	—	1,410	—
Counterparty collateral	82,312	—	82,312	—
	$37,248,394	$836,468	$36,411,926	$—
Liabilities
Interest rate swap	$3,139	$—	$3,139	$—
Fixed index annuities—embedded derivatives	5,983,622	—	—	5,983,622
	$5,986,761	$—	$3,139	$5,983,622

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of December 31, 2016 and 2015.
Mortgage loans on real estate
Mortgage loans on real estate are not measured at fair value on a recurring basis. The fair values of mortgage loans on real estate are calculated using discounted expected cash flows using current competitive market interest rates currently being offered for similar loans. The fair values of impaired mortgage loans on real estate that we have considered to be collateral dependent are based on the fair value of the real estate collateral (based on appraised values) less estimated costs to sell. The inputs utilized to determine fair value of all mortgage loans are unobservable market data (competitive market interest rates); therefore, fair value of mortgage loans falls into Level 3 in the fair value hierarchy.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other investments
Available for sale equity securities are the only financial instruments included in other investments that are measured at fair value on a recurring basis (see determination of fair value above). Financial instruments included in other investments that are not measured at fair value on a recurring bases are policy loans, equity method investments and company owned life insurance (COLI). We have not attempted to determine the fair values associated with our policy loans, as we believe any differences between carrying value and the fair values afforded these instruments are immaterial to our consolidated financial position and, accordingly, the cost to provide such disclosure does not justify the benefit to be derived. The fair value of our equity method investments qualify as Level 3 fair values and were determined by calculating the present value of future cash flows discounted by a risk free rate, a risk spread and a liquidity discount. The risk spread and liquidity discount are rates determined by our investment professionals and are unobservable market inputs. The fair value of our COLI approximates the cash surrender value of the policies and whose fair values fall within Level 2 of the fair value hierarchy.
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
Policy benefit reserves, coinsurance deposits and SPIA benefit reserves
The fair values of the liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities), are stated at the cost we would incur to extinguish the liability (i.e., the cash surrender value) as these contracts are generally issued without an annuitization date. The coinsurance deposits related to the annuity benefit reserves have fair values determined in a similar fashion. For period-certain annuity benefit contracts, the fair value is determined by discounting the benefits at the interest rates currently in effect for newly issued immediate annuity contracts. We are not required to and have not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value. Policy benefit reserves, coinsurance deposits and SPIA benefit reserves are not measured at fair value on a recurring basis. All of the fair values presented within these categories fall within Level 3 of the fair value hierarchy as most of the inputs are unobservable market data.
Notes and loan payable
The fair values of our senior unsecured notes are based upon pricing matrices developed by a third party pricing service when quoted market prices are not available and are categorized as Level 2 within the fair value hierarchy. The fair value of our term loan is estimated using discounted cash flow calculations based principally on observable inputs including our incremental borrowing rate, which reflects our credit rating, for a similar type of borrowing with a maturity consistent with that remaining for the term loan. Notes and loan payable are not remeasured at fair value on a recurring basis.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of December 31, 2016 and 2015, we utilized an estimate of 3.10% for the expected cost of annual call options, which are based on estimated account value growth and a historical review of our actual option costs.
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

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
1 - 5	1.76%	1.58%	3.30%	3.08%
6 - 10	6.58%	8.55%	3.30%	3.55%
11 - 15	11.25%	12.01%	3.32%	3.59%
16 - 20	12.04%	12.99%	3.18%	3.22%
20+	11.68%	12.54%	3.18%	3.22%
Lapse rates are generally expected to increase as surrender charge percentages decrease. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.
The following table provides a reconciliation of the beginning and ending balances for our Level 3 liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Fixed index annuities—embedded derivatives
Beginning balance	$5,983,622	$5,574,653
Premiums less benefits	434,621	1,234,637
Change in fair value, net	145,045	(825,668)
Ending balance	$6,563,288	$5,983,622
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at December 31, 2016, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $451.4 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $276.4 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $504.5 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $299.5 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Investments
At December 31, 2016 and 2015, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2016
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,864	$229	$(288)	$11,805
United States Government sponsored agencies	1,368,340	23,360	(46,913)	1,344,787
United States municipalities, states and territories	3,626,395	322,948	(22,393)	3,926,950
Foreign government obligations	224,588	12,725	(5,080)	232,233
Corporate securities	26,338,214	1,149,085	(368,773)	27,118,526
Residential mortgage backed securities	1,166,944	91,445	(3,554)	1,254,835
Commercial mortgage backed securities	5,422,255	59,994	(117,014)	5,365,235
Other asset backed securities	1,795,355	31,471	(20,703)	1,806,123
	$39,953,955	$1,691,257	$(584,718)	$41,060,494
Held for investment:
Corporate security	$76,825	$—	$(8,059)	$68,766

Other investments - equity securities, available for sale:
Finance, insurance and real estate	$7,521	$479	$—	$8,000

December 31, 2015
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$470,567	$988	$(299)	$471,256
United States Government sponsored agencies	1,386,219	26,801	(14,409)	1,398,611
United States municipalities, states and territories	3,422,667	341,328	(8,628)	3,755,367
Foreign government obligations	210,953	12,547	(10,935)	212,565
Corporate securities	23,597,530	887,288	(682,424)	23,802,394
Residential mortgage backed securities	1,366,985	98,576	(3,489)	1,462,072
Commercial mortgage backed securities	4,238,265	41,412	(105,281)	4,174,396
Other asset backed securities	1,130,524	34,534	(19,880)	1,145,178
	$35,823,710	$1,443,474	$(845,345)	$36,421,839
Held for investment:
Corporate security	$76,622	$—	$(11,245)	$65,377

Other investments - equity securities, available for sale:
Finance, insurance and real estate	$7,515	$313	$—	$7,828
At December 31, 2016, 35% of our fixed income securities have call features, of which 0.1% ($55.7 million) were subject to call redemption and another 3.1% ($1.3 billion) will become subject to call redemption during 2017. Approximately 70% of our fixed income securities that have call features are not callable until within six months of their stated maturities.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and fair value of fixed maturity securities at December 31, 2016, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$236,707	$241,934	$—	$—
Due after one year through five years	2,824,776	2,979,768	—	—
Due after five years through ten years	11,659,762	11,738,156	—	—
Due after ten years through twenty years	8,792,470	9,284,726	—	—
Due after twenty years	8,055,686	8,389,717	76,825	68,766
	31,569,401	32,634,301	76,825	68,766
Residential mortgage backed securities	1,166,944	1,254,835	—	—
Commercial mortgage backed securities	5,422,255	5,365,235	—	—
Other asset backed securities	1,795,355	1,806,123	—	—
	$39,953,955	$41,060,494	$76,825	$68,766
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	December 31,
	2016	2015
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$1,107,018	$598,442
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(618,661)	(322,859)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	(170,925)	(96,454)
Net unrealized gains reported as accumulated other comprehensive income	$339,966	$201,663
The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO's"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 97% and 98% of our fixed maturity portfolio rated investment grade at December 31, 2016 and 2015, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	December 31,
	2016		2015
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$25,607,268	$26,507,798	$23,363,259	$24,207,801
2	13,037,592	13,295,648	11,709,730	11,589,325
3	1,201,059	1,155,702	758,531	643,293
4	154,226	137,188	60,480	44,312
5	17,475	24,664	—	—
6	13,160	8,260	8,332	2,485
	$40,030,780	$41,129,260	$35,900,332	$36,487,216

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 1,514 and 1,246 securities, respectively) have been in a continuous unrealized loss position, at December 31, 2016 and 2015:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2016
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$7,405	$(288)	$—	$—	$7,405	$(288)
United States Government sponsored agencies	995,548	(46,913)	—	—	995,548	(46,913)
United States municipalities, states and territories	463,409	(22,393)	—	—	463,409	(22,393)
Foreign government obligations	29,158	(913)	20,388	(4,167)	49,546	(5,080)
Corporate securities:
Finance, insurance and real estate	2,302,103	(79,077)	110,730	(9,834)	2,412,833	(88,911)
Manufacturing, construction and mining	2,556,147	(74,144)	702,978	(74,382)	3,259,125	(148,526)
Utilities and related sectors	1,605,742	(53,055)	196,085	(16,208)	1,801,827	(69,263)
Wholesale/retail trade	396,310	(9,433)	57,708	(5,739)	454,018	(15,172)
Services, media and other	857,515	(35,107)	132,170	(11,794)	989,685	(46,901)
Residential mortgage backed securities	81,762	(3,463)	1,853	(91)	83,615	(3,554)
Commercial mortgage backed securities	3,148,395	(116,938)	895	(76)	3,149,290	(117,014)
Other asset backed securities	751,533	(12,289)	146,167	(8,414)	897,700	(20,703)
	$13,195,027	$(454,013)	$1,368,974	$(130,705)	$14,564,001	$(584,718)
Held for investment:
Corporate security:
Insurance	$—	$—	$68,766	$(8,059)	$68,766	$(8,059)

December 31, 2015
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$37,730	$(299)	$—	$—	$37,730	$(299)
United States Government sponsored agencies	957,053	(14,409)	—	—	957,053	(14,409)
United States municipalities, states and territories	261,823	(8,474)	2,846	(154)	264,669	(8,628)
Foreign government obligations	42,966	(1,762)	15,463	(9,173)	58,429	(10,935)
Corporate securities:
Finance, insurance and real estate	2,077,223	(59,607)	49,912	(14,855)	2,127,135	(74,462)
Manufacturing, construction and mining	3,517,967	(246,456)	376,229	(131,003)	3,894,196	(377,459)
Utilities and related sectors	2,240,652	(138,940)	97,184	(22,565)	2,337,836	(161,505)
Wholesale/retail trade	473,050	(17,863)	38,682	(8,125)	511,732	(25,988)
Services, media and other	1,037,011	(39,937)	32,050	(3,073)	1,069,061	(43,010)
Residential mortgage backed securities	162,770	(2,958)	6,438	(531)	169,208	(3,489)
Commercial mortgage backed securities	2,679,510	(105,002)	11,495	(279)	2,691,005	(105,281)
Other asset backed securities	457,055	(10,581)	46,657	(9,299)	503,712	(19,880)
	$13,944,810	$(646,288)	$676,956	$(199,057)	$14,621,766	$(845,345)
Held for investment:
Corporate security:
Insurance	$65,377	$(11,245)	$—	$—	$65,377	$(11,245)
Based on the results of our process for evaluating available for sale securities in unrealized loss positions for other-than-temporary-impairments, which is discussed in detail later in this footnote, we have determined that the unrealized losses on the securities in the preceding table are temporary. The unrealized losses at December 31, 2016 are principally related to timing of the purchases of these securities, which carry less yield than those available at December 31, 2016.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The commodity related sectors had most of the gross unrealized losses in our corporate fixed income securities portfolio as of December 31, 2016. Commodity prices, specifically oil, gas and base metals,declined significantly in late 2015, but prices have risen in 2016 to levels that appear sustainable and should support prices and NRSRO ratings longer term. The value of oil has been significantly depressed as the amount of supply from new production has exceeded demand. In addition, iron ore and other key industrial metals have depressed prices as investors perceive the economic slowdown in Asia Pacific will curb demand as supply remains high. The companies in the metal and mining sectors experienced the largest decline in values of their debt in late 2015. In the above table, oil and metals and mining exposure is reflected within the foreign government; manufacturing, construction and mining; and utilities and related sectors. Within these sectors, we continue to monitor the impact to our investment portfolio for those companies that may be adversely affected, both directly and indirectly. Even though the energy holdings and a majority of the metals and mining holdings have seen significant improvements in values as oil and iron ore prices have increased, they could continue to see price volatility and possible downgrades in credit ratings. If oil and commodity prices fall lower and remain at depressed levels for an extended period of time or decline further, certain issuers and investments may come under further stress. At this time, we believe the unrealized losses are temporary due to the fact that the price decline is driven by an over-supply of oil in the energy sector, which we feel is unsustainable long term. Our exposure is in companies that we believe have more financial flexibility and significant operational scale to manage through the downturn. In addition, price declines in the metal and mining sector have been heavily influenced by excess production and softer demand. Companies in the mining sector are more susceptible to rating downgrades and we believe companies will be under continued financial strain at the current commodity price structure. We believe company issuers in our portfolio will be able to meet their debt service obligations.
Approximately 86% and 84% of the unrealized losses on fixed maturity securities shown in the above table for December 31, 2016 and 2015, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the fixed maturity securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains on investments for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$3,186	$(10,651)	$14,821
Investments carried at fair value:
Fixed maturity securities, available for sale	$508,410	$(1,642,027)	$2,157,439
Equity securities, available for sale	166	17	21
	508,576	(1,642,010)	2,157,460
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(295,802)	842,412	(1,118,683)
Deferred income tax asset/liability	(74,471)	279,860	(363,572)
	(370,273)	1,122,272	(1,482,255)
Change in net unrealized gains on investments carried at fair value	$138,303	$(519,738)	$675,205
Components of net investment income are as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Fixed maturity securities	$1,729,176	$1,566,409	$1,394,301
Equity securities	531	441	404
Mortgage loans on real estate	122,985	131,892	143,998
Cash and cash equivalents	3,201	601	286
Other	5,499	4,858	6,903
	1,861,392	1,704,201	1,545,892
Less investment expenses	(11,520)	(12,009)	(14,225)
Net investment income	$1,849,872	$1,692,192	$1,531,667
Proceeds from sales of available for sale securities for the years ended December 31, 2016, 2015 and 2014 were $1.0 billion, $0.4 billion and $0.2 billion, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the years ended December 31, 2016, 2015 and 2014 were $1.7 billion, $1.2 billion and $1.3 billion, respectively.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains (losses) on investments, excluding net OTTI losses are as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$14,132	$7,230	$3,273
Gross realized losses	(4,036)	(5,787)	(1,006)
	10,096	1,443	2,267
Other investments:
Gain on sale of real estate	884	4,194	2,454
Loss on sale of real estate	(93)	(575)	(231)
Impairment losses on real estate	—	(1,297)	(2,441)
	791	2,322	(218)
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	(4,846)	1,018	(6,052)
Recovery of specific allowance	5,483	5,428	—
	637	6,446	(6,052)
	$11,524	$10,211	$(4,003)
Losses on available for sale fixed maturity securities in 2016, 2015 and 2014 were realized primarily due to strategies to reposition the fixed maturity security portfolio that result in improved net investment income, credit risk or duration profiles as they pertain to our asset liability management. Securities were sold at losses in 2016 and 2015 due to our long-term fundamental concern with the issuers' ability to meet their future financial obligations.
The following table summarizes the carrying value of our fixed maturity securities, mortgage loans on real estate and real estate owned that have been non-income producing for 12 consecutive months:

	December 31,
	2016	2015
	(Dollars in thousands)
Fixed maturity securities, available for sale	$1,651	$10
Real estate owned	—	1,800
	$1,651	$1,810
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
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the years ended December 31, 2016 and 2015, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Year ended December 31, 2016
Prime	2005	7.7%	7.7%	8%	14%	50%	50%
	2006	6.5%	7.3%	12%	13%	40%	50%
	2007	6.2%	6.4%	18%	31%	50%	55%
Alt-A	2005	7.4%	7.4%	11%	11%	60%	60%

Year ended December 31, 2015
Prime	2006	6.5%	7.4%	12%	14%	40%	50%
	2007	5.8%	7.0%	15%	25%	45%	55%
Alt-A	2005	5.6%	7.4%	13%	99%	2%	50%

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
In addition, for debt securities which we do not intend to sell and it is not more likely than not we will be required to sell, but our intent changes due to changes or events that could not have been reasonably anticipated, an other than temporary impairment charge is recognized. Once an impairment charge has been recorded, we then continue to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis. Unrealized losses may be recognized in future periods through a charge to earnings should we later conclude that the decline in fair value below amortized cost is other than temporary pursuant to our accounting policy described above. The use of different methodologies and assumptions to determine the fair value of investments and the timing and amount of impairments may have a material effect on the amounts presented in our consolidated financial statements.
The following table summarizes other than temporary impairments by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized in (from) Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Year ended December 31, 2016
Fixed maturity securities, available for sale:
Corporate securities:
Energy	2	$(642)	$—	$(642)
Materials	1	(4,554)	1,575	(2,979)
Telecommunications	1	(4,462)	562	(3,900)
Utilities	2	(6,961)	798	(6,163)
Residential mortgage backed securities	9	—	(783)	(783)
Commercial mortgage backed securities	5	(1,540)	—	(1,540)
Other asset backed securities	2	(3,190)	(3,482)	(6,672)
	22	$(21,349)	$(1,330)	$(22,679)

Year ended December 31, 2015
Fixed maturity securities, available for sale:
Corporate securities:
Industrial	2	$(15,414)	$2,975	$(12,439)
Residential mortgage backed securities	11	(133)	(2,089)	(2,222)
Other asset backed securities	1	(10,000)	5,125	(4,875)
	14	$(25,547)	$6,011	$(19,536)

Year ended December 31, 2014
Fixed maturity securities, available for sale:
Residential mortgage backed securities	7	$—	$(2,627)	$(2,627)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Cumulative credit loss at beginning of year	$(145,824)	$(127,050)
Credit losses on securities for which OTTI has not previously been recognized	(18,414)	(17,447)
Additional credit losses on securities for which OTTI has previously been recognized	(4,265)	(2,089)
Accumulated losses on securities that were disposed of during the period	2,128	762
Cumulative credit loss at end of year	$(166,375)	$(145,824)
The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security, for securities that are part of our investment portfolio at December 31, 2016 and 2015:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
December 31, 2016
Fixed maturity securities, available for sale:
Corporate securities	$17,549	$(5,910)	$13,566	$25,205
Residential mortgage backed securities	368,862	(169,941)	205,854	404,775
Commercial mortgage backed securities	6,596	—	(107)	6,489
Other asset backed securities	6,683	(1,643)	(1,566)	3,474
	$399,690	$(177,494)	$217,747	$439,943
December 31, 2015
Fixed maturity securities, available for sale:
Corporate securities	$6,396	$(2,975)	$9	$3,430
Residential mortgage backed securities	466,871	(170,724)	199,149	495,296
Other asset backed securities	8,154	(5,125)	(553)	2,476
	$481,421	$(178,824)	$198,605	$501,202
At December 31, 2016 and 2015, fixed maturity securities and short-term investments with an amortized cost of $43.5 billion and $38.3 billion, respectively, were on deposit with state agencies to meet regulatory requirements. There are no restrictions on these assets.
At December 31, 2016 and 2015, we had no investment in any person or its affiliates (other than bonds issued by agencies of the United States Government) that exceeded 10% of stockholders' equity.
4.     Mortgage Loans on Real Estate
Our mortgage loan portfolio is summarized in the following table. There were commitments outstanding of $75.5 million at December 31, 2016.

	December 31,
	2016	2015
	(Dollars in thousands)
Principal outstanding	$2,490,619	$2,449,909
Loan loss allowance	(8,427)	(14,142)
Deferred prepayment fees	(1,236)	(510)
Carrying value	$2,480,956	$2,435,257

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

	December 31,
	2016		2015
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$635,434	25.5%	$698,113	28.5%
Middle Atlantic	151,640	6.1%	160,261	6.6%
Mountain	235,932	9.5%	252,442	10.3%
New England	12,724	0.5%	13,161	0.5%
Pacific	385,683	15.5%	355,268	14.5%
South Atlantic	519,065	20.8%	456,227	18.6%
West North Central	325,447	13.1%	313,120	12.8%
West South Central	224,694	9.0%	201,317	8.2%
	$2,490,619	100.0%	$2,449,909	100.0%
Property type distribution
Office	$308,578	12.4%	$396,154	16.2%
Medical Office	50,780	2.1%	77,438	3.2%
Retail	886,942	35.6%	790,158	32.2%
Industrial/Warehouse	700,644	28.1%	686,400	28.0%
Hotel	—	—%	3,361	0.1%
Apartment	375,837	15.1%	352,971	14.4%
Mixed use/other	167,838	6.7%	143,427	5.9%
	$2,490,619	100.0%	$2,449,909	100.0%
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a rollforward of our specific and general valuation allowances for mortgage loans on real estate:

	Year Ended December 31,
	2016		2015		2014
	Specific Allowance	General Allowance	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(7,842)	$(6,300)	$(12,333)	$(10,300)	$(16,847)	$(9,200)
Charge-offs	5,078	—	2,045	—	9,211	—
Recoveries	5,483	—	5,428	—	255	—
Change in provision for credit losses	(4,046)	(800)	(2,982)	4,000	(4,952)	(1,100)
Ending allowance balance	$(1,327)	$(7,100)	$(7,842)	$(6,300)	$(12,333)	$(10,300)
The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	December 31,
	2016	2015	2014
	(Dollars in thousands)
Individually evaluated for impairment	$4,640	$21,277	$29,116
Collectively evaluated for impairment	2,485,979	2,428,632	2,428,605
Total loans evaluated for impairment	$2,490,619	$2,449,909	$2,457,721
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
During the year ended December 31, 2014, seven mortgage loans were satisfied by taking ownership of any real estate serving as collateral. The following table summarizes the activity in the real estate owned, included in Other investments, which was obtained in satisfaction of mortgage loans on real estate:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Real estate owned at beginning of period	$6,485	$20,238	$22,844
Real estate acquired in satisfaction of mortgage loans	—	—	14,555
Additions	—	121	—
Sales	(6,444)	(12,322)	(14,134)
Impairments	—	(1,297)	(2,441)
Depreciation	(41)	(255)	(586)
Real estate owned at end of period	$—	$6,485	$20,238

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	December 31,
	2016	2015
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,489,028	$2,438,341
In workout	1,591	11,568
Delinquent	—	—
Collateral dependent	—	—
	$2,490,619	$2,449,909
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
Mortgage loans are considered delinquent when they become 60 days or more past due. In general, when loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If the payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. There were no loans in non-accrual status at December 31, 2016 or 2015.
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
Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
December 31, 2016	$2,737	$—	$—	$2,737	$2,487,882	$—	$2,490,619
December 31, 2015	$—	$—	$—	$—	$2,449,909	$—	$2,449,909

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
December 31, 2016
Mortgage loans with an allowance	$3,313	$4,640	$(1,327)
Mortgage loans with no related allowance	1,591	1,591	—
	$4,904	$6,231	$(1,327)
December 31, 2015
Mortgage loans with an allowance	$13,435	$21,277	$(7,842)
Mortgage loans with no related allowance	8,859	8,859	—
	$22,294	$30,136	$(7,842)

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2016
Mortgage loans with an allowance	$3,398	$301
Mortgage loans with no related allowance	1,665	73
	$5,063	$374
December 31, 2015
Mortgage loans with an allowance	$13,893	$1,117
Mortgage loans with no related allowance	8,930	584
	$22,823	$1,701
December 31, 2014
Mortgage loans with an allowance	$18,465	$1,797
Mortgage loans with no related allowance	2,656	43
	$21,121	$1,840
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. A summary of mortgage loans on commercial real estate with outstanding principal at December 31, 2016 and 2015 that we determined to be TDRs are as follows:

Geographic Region	Number of TDRs	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
Year ended December 31, 2016
South Atlantic	1	$3,004	$—	$3,004
East North Central	1	2,020	(467)	1,553
	2	$5,024	$(467)	$4,557

Year ended December 31, 2015
South Atlantic	6	$11,155	$(2,992)	$8,163
East North Central	2	3,306	(467)	2,839
West North Central	1	5,913	—	5,913
	9	$20,374	$(3,459)	$16,915
5.     Derivative Instruments
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$830,519	$337,256
Other assets
Interest rate caps	1,082	1,410
	$831,601	$338,666
Liabilities
Policy benefit reserves—annuity products
Fixed index annuities—embedded derivatives	$6,563,288	$5,983,622
Other liabilities
Interest rate swap	2,113	3,139
	$6,565,401	$5,986,761
The changes in fair value of derivatives included in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$165,029	$(327,921)	$521,947
2015 notes hedges	—	(4,516)	(8,934)
Interest rate swap	(482)	(2,341)	(4,863)
Interest rate caps	(328)	(1,368)	(3,325)
	$164,219	$(336,146)	$504,825
Change in fair value of embedded derivatives:
Fixed index annuities—embedded derivatives (see Note 2)	$145,045	$(825,668)	$(532,337)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	398,420	365,486	579,885
2015 notes embedded conversion derivative (see Note 9)	—	(4,516)	(19,036)
2029 notes embedded conversion derivative (see Note 9)	—	—	3,809
	$543,465	$(464,698)	$32,321
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			December 31,
			2016		2015
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	A1	$5,958,884	$178,477	$6,257,861	$67,662
Barclays	A-	A1	3,441,832	89,721	2,463,768	35,273
BNP Paribas	A	A1	1,199,265	19,598	1,520,710	16,944
Citibank, N.A.	A+	A1	4,038,528	97,094	3,786,498	23,587
Credit Suisse	A	A1	2,130,710	44,242	1,278,492	12,508
Deutsche Bank	BBB+	Baa2	25,935	892	1,349,002	10,704
J.P. Morgan	A+	Aa3	1,785,583	19,645	838,982	5,283
Morgan Stanley	A+	A1	2,543,421	64,425	3,465,457	33,171
Royal Bank of Canada	AA-	Aa3	3,384,310	103,510	2,820,410	48,654
SunTrust	A-	Baa1	2,375,418	72,990	1,308,434	20,028
Wells Fargo	AA-	Aa2	3,850,842	130,545	4,187,955	63,442
Exchange traded			313,354	9,380	—	—
			$31,048,082	$830,519	$29,277,569	$337,256
As of December 31, 2016 and 2015, we held $827.8 million and $349.8 million, respectively, of cash and cash equivalents and other securities from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $55.5 million and $36.9 million at December 31, 2016 and 2015, respectively.
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
Details regarding the interest rate swap are as follows:

					December 31,
					2016	2015
Maturity Date	Notional Amount	Receive Rate	Pay Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	LIBOR	2.415%	SunTrust	$(2,113)	$(3,139)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Details regarding the interest rate caps are as follows:

					December 31,
					2016	2015
Maturity Date	Notional Amount	Floating Rate	Cap Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	LIBOR	2.50%	SunTrust	$542	$708
July 8, 2021	12,000	LIBOR	2.50%	SunTrust	163	212
July 29, 2021	27,000	LIBOR	2.50%	SunTrust	377	490
	$79,000				$1,082	$1,410
The interest rate swap converts floating rates to fixed rates for seven years which began in March 2014. The interest rate caps cap our interest rates for seven years which began in July 2014. As of December 31, 2016, we deposited $0.7 million of collateral with the counterparty to the swap and caps.
In September 2010, concurrently with the issuance of $200.0 million principal amount of 3.50% Convertible Senior Notes due September 15, 2015 (the "2015 notes"), we entered into hedge transactions (the "2015 notes hedges") with two counterparties whereby we would receive the cash equivalent of the conversion spread on 16.0 million shares of our common stock based upon a strike price of $12.50 per share, subject to certain conversion rate adjustments in the 2015 notes. The number of shares and strike price of the 2015 notes hedges were subject to adjustment based on dividends we paid subsequent to their purchase. The 2015 notes hedges expired on September 15, 2015, and we received $25.8 million in cash. The 2015 notes hedges were accounted for as derivative assets and were included in other assets in our consolidated balance sheets. The 2015 notes embedded conversion derivative liability was settled with the extinguishment of the 2015 notes (see Note 9) whereby we paid holders of the notes a total of $25.8 million in cash to settle the conversion premium. The 2015 notes hedges and 2015 notes embedded conversion derivative were adjusted to fair value each reporting period and unrealized gains and losses are reflected in our consolidated statements of operations.
In separate transactions, we sold warrants (the "2015 warrants") to the 2015 notes hedges counterparties for the purchase of up to 16.0 million shares of our common stock at a price of $16.00 per share. We received $15.6 million in cash proceeds from the sale of the 2015 warrants, which was recorded as an increase in additional paid-in capital. The number of shares and strike price of the warrants were subject to adjustment based on dividends we paid subsequent to selling the warrants. The warrants expired on various dates from December 2015 through June 2016. Changes in the fair value of these warrants were not be recognized in our consolidated financial statements as the instruments remain classified as equity.
In December 2015, we began settling the 2015 warrants in net shares on a weekly basis, and completed the settlement of all warrants by June 30, 2016. 140,866 shares of our common stock were delivered to holders of the expiring warrants, of which 92,998 shares were issued during 2016. 2015 warrants remained outstanding on 1.6 million shares of our common stock at a strike price of $15.59 per share at December 31, 2015. As the average price of our common stock exceeded the strike price of the 2015 warrants while they were outstanding the dilutive effect of the 2015 warrants has been included in diluted earnings per share for the years ended December 31, 2016, 2015 and 2014.
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

6.     Deferred Policy Acquisition Costs and Deferred Sales Inducements
Policy acquisition costs deferred and amortized are as follows:

	December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of year	$2,905,136	$2,058,556	$2,426,652
Costs deferred during the year:
Commissions	538,863	651,094	421,802
Policy issue costs	4,462	6,545	5,080
Amortization	(374,012)	(286,114)	(163,578)
Effect of net unrealized gains/losses	(169,072)	475,055	(631,400)
Balance at end of year	$2,905,377	$2,905,136	$2,058,556
Sales inducements deferred and amortized are as follows:

	December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of year	$2,232,148	$1,587,257	$1,875,880
Costs deferred during the year	353,966	486,924	330,079
Amortization	(251,166)	(209,390)	(131,419)
Effect of net unrealized gains/losses	(126,730)	367,357	(487,283)
Balance at end of year	$2,208,218	$2,232,148	$1,587,257
We periodically revise the key assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. The unlocking adjustments in 2016 increased amortization of deferred policy acquisition costs by $48.2 million and amortization of deferred sales inducements by $35.8 million. We review these assumptions quarterly and as a result of this review we made adjustments in the first and third quarters of 2016. During the first quarter of 2016, we made adjustments to lower future spread assumptions after comparing investment spread assumptions to actual investment spreads earned in the three months ended December 31, 2015 and March 31, 2016 and determining that decreases in the average yield earned on invested assets resulting from the continued low interest rate environment was creating shortfalls in investment spread and gross profits. During the third quarter of 2016, we made adjustments to extend the period of time in which we assume investment spread will grade up to our long-term spread targets by an additional two years as yields obtained on investments purchased in the third quarter of 2016 were much lower than we had anticipated as a result of the overall decline in investment yields that followed the Brexit vote. In addition, during the third quarter of 2016, revisions to assumptions used in determining reserves held for living income benefit riders resulted in a decrease in estimated future gross profits.
The unlocking adjustment in 2015 decreased amortization of deferred policy acquisition costs by $11.0 million and amortization of deferred sales inducements by $5.6 million and included the impact of account balance true-ups as of September 30, 2015, which have been favorable to us due to stronger equity market performance than we assumed, favorable adjustments to lapse assumptions to reflect better persistency experienced than assumed and unfavorable adjustments to investment spread to reflect lower spreads being earned than assumed. In 2015, the favorable impact of the account balance true-up and lapse assumption change was largely offset by reductions in estimated future gross profits attributable to revisions to the assumptions for the lifetime income benefit rider liability. The unlocking adjustment in 2014 decreased amortization of deferred policy acquisition costs by $35.5 million and amortization for deferred sales inducements by $12.6 million and included the impact of account value true-ups as of September 30, 2014 and adjustments to future period assumptions for interest margins, surrenders and certain expenses.
7.     Reinsurance and Policy Provisions
Coinsurance
We have two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), covering 70% of certain of American Equity Life's fixed index and fixed rate annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003, and 20% of those contracts issued from January 1, 2004 to July 31, 2004. The business reinsured under these agreements may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) were $0.7 billion and $0.8 billion at December 31, 2016 and 2015, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible. The balance due under these agreements to EquiTrust was $9.7 million and $2.5 million at December 31, 2016 and 2015, respectively, and represents the fair value of call options held by us to fund index credits related to the ceded business net of cash due to or from EquiTrust related to monthly settlements of policy activity and other expenses.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have three coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement ceded 20% of certain of American Equity Life's fixed index annuities issued from January 1, 2009 through March 31, 2010. The business reinsured under this agreement is not eligible for recapture until the end of the month following seven years after the date of issuance of the policy. The second agreement ceded 80% of American Equity Life's multi-year rate guaranteed annuities issued from July 1, 2009 through December 31, 2013 and 80% of Eagle Life's multi-year rate guaranteed annuities issued from November 20, 2013 through December 31, 2013. The business reinsured under this agreement may not be recaptured. The third agreement cedes 80% of American Equity Life's and Eagle Life's multi-year rate guaranteed annuities issued on or after January 1, 2014, 80% of Eagle Life's fixed index annuities issued on or after January 1, 2014 and 80% of certain of American Equity Life's fixed index annuities issued from August 1, 2016 through December 31, 2016. The reinsurance agreement specifies that the coinsurance percentage for Eagle Life's fixed index annuities decreases to 50% for policies issued between January 1, 2017 and December 31, 2018, and to 20% for policies issued on or after January 1, 2019. The business reinsured under this agreement may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to Athene under these agreements) were $3.9 billion and $2.4 billion at December 31, 2016 and 2015, respectively. American Equity Life is an intermediary for reinsurance of Eagle Life's business ceded to Athene. American Equity Life and Eagle Life remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured. The annuity deposits that have been ceded to Athene are held in trusts and American Equity Life is named as the sole beneficiary of the trusts. The assets in the trusts are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the trust accounts would ever be less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in the trusts for the amount of any shortfall. None of the coinsurance deposits with Athene are deemed by management to be uncollectible. The balance due under these agreements to Athene was $45.8 million and $12.7 million at December 31, 2016 and 2015, respectively, and represents the fair value of call options held by us to fund index credits related to the ceded business net of cash due from Athene related to monthly settlements of policy activity.
Amounts ceded to EquiTrust and Athene under these agreements are as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Consolidated Statements of Operations
Annuity product charges	$5,366	$5,427	$5,956
Change in fair value of derivatives	18,446	(14,360)	31,076
	$23,812	$(8,933)	$37,032

Interest sensitive and index product benefits	$93,487	$88,923	$122,666
Change in fair value of embedded derivatives	23,848	(22,616)	35,820
Other operating costs and expenses	24,039	9,922	9,241
	$141,374	$76,229	$167,727
Consolidated Statements of Cash Flows
Annuity deposits	$(1,736,054)	$(471,822)	$(171,124)
Cash payments to policyholders	418,499	391,045	280,308
	$(1,317,555)	$(80,777)	$109,184
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
The 2013 Hannover Transaction, which was amended effective October 1, 2016, is a yearly renewable term reinsurance agreement for statutory purposes covering 45.6% of waived surrender charges related to penalty free withdrawals, deaths and lifetime income benefit rider payments as well as lifetime income benefit rider payments in excess of policy fund values on certain business. We may recapture the risks reinsured under this agreement as of the end of any quarter after December 31, 2020 and the agreement, as amended, makes it punitive to us if we do not recapture the business ceded no later than the first quarter of 2021. The reserve credit recorded on a statutory basis by American Equity Life was $638.1 million and $480.7 million at December 31, 2016 and 2015, respectively. We pay quarterly reinsurance premiums under this agreement with an experience refund calculated on a quarterly basis and a risk charge based on the pretax statutory benefit as of the end of each calendar quarter. Risk charges attributable to the 2013 Hannover Transaction were $27.7 million and $21.0 million during 2016 and 2015.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to its recapture in 2015, we had a coinsurance and yearly renewable term reinsurance agreement for statutory purposes that provided $49.2 million in net pretax statutory surplus benefit at inception in 2011 (the "2011 Hannover Transaction"). Pursuant to the terms of this agreement, pretax statutory surplus was reduced by $10.3 million and $10.8 million in 2015 and 2014, respectively. These amounts include risk charges equal to 1.25% of the pretax statutory surplus benefit as of the end of each calendar quarter. Risk charges attributable to the 2011 Hannover Transaction were $0.3 million and $0.8 million during 2015 and 2014, respectively.
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
8.     Income Taxes
We file consolidated federal income tax returns that include all of our wholly-owned subsidiaries. Our income tax expense as presented in the consolidated financial statements is summarized as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Consolidated statements of operations:
Current income taxes	$57,412	$75,568	$116,545
Deferred income taxes (benefits)	(10,408)	41,916	(46,504)
Total income tax expense included in consolidated statements of operations	47,004	117,484	70,041
Stockholders' equity:
Expense (benefit) relating to:
Change in net unrealized investment losses	74,471	(279,860)	363,572
Share-based compensation	(527)	(3,649)	(5,716)
Extinguishment of convertible debt	—	—	(9,284)
Total income tax expense (benefit) included in consolidated financial statements	$120,948	$(166,025)	$418,613
Income tax expense in the consolidated statements of operations differed from the amount computed at the applicable statutory federal income tax rate of 35% as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Income before income taxes	$130,247	$337,314	$196,064

Income tax expense on income before income taxes	$45,586	$118,060	$68,622
Tax effect of:
State income taxes	2,559	2,924	1,145
Tax exempt net investment income	(2,167)	(3,834)	(3,669)
Extinguishment of convertible debt	—	—	4,202
Other	1,026	334	(259)
Income tax expense	$47,004	$117,484	$70,041
Effective tax rate	36.1%	34.8%	35.7%

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income tax assets or liabilities are established for temporary differences between the financial reporting amounts and tax bases of assets and liabilities that will result in deductible or taxable amounts, respectively, in future years. The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2016 and 2015, are as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Deferred income tax assets:
Policy benefit reserves	$2,354,786	$2,092,731
Other than temporary impairments	15,681	7,801
Derivative instruments	—	91,638
Amounts due reinsurer	1,321	—
Other policyholder funds	6,474	6,861
Litigation settlement accrual	1,709	7,100
Deferred compensation	7,963	8,346
Share-based compensation	5,407	5,286
Net operating loss carryforwards	3,745	6,637
Other	9,658	8,031
Gross deferred tax assets	2,406,744	2,234,431
Deferred income tax liabilities:
Deferred policy acquisition costs and deferred sales inducements	(1,951,333)	(1,860,722)
Net unrealized gains on available for sale fixed maturity and equity securities	(170,925)	(96,454)
Derivative instruments	(75,405)	—
Amounts due reinsurer	—	(9,677)
Investment income items	(39,118)	(32,466)
Other	(1,385)	(2,429)
Gross deferred tax liabilities	(2,238,166)	(2,001,748)
Net deferred income tax asset	$168,578	$232,683
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
Realization of our deferred income tax assets is more likely than not based on expectations as to our future taxable income and considering all other available evidence, both positive and negative. Therefore, no valuation allowance against deferred income tax assets has been established as of December 31, 2016 and 2015.
There were no material income tax contingencies requiring recognition in our consolidated financial statements as of December 31, 2016. We are no longer subject to income tax examinations by tax authorities for years prior to 2012.
At December 31, 2016, we have no non-life net operating loss carryforwards remaining for federal income tax purposes.
9.     Notes and Loan Payable and Amounts Due Under Repurchase Agreements
Notes and loan payable includes the following:

	December 31,
	2016	2015
	(Dollars in thousands)
Senior notes due 2021
Principal	$400,000	$400,000
Unamortized debt issue costs	(5,733)	(6,773)
Term loan due 2019
Principal	100,000	—
Unamortized debt issue costs	(512)	—
	$493,755	$393,227
On July 17, 2013, we issued $400 million aggregate principal amount of senior unsecured notes due 2021 which bear interest at 6.625% per year and will mature on July 15, 2021. Contractual interest is payable semi-annually in arrears each January 15th and July 15th. The initial transaction fees and expenses totaling $9.0 million were capitalized as deferred financing costs and are being amortized over the term of the notes due 2021 using the effective interest method. We used $15 million of the net proceeds from the issuance to repay the entire amount outstanding under our revolving credit facility and the remainder of the net proceeds was used to pay the cash consideration portion of the convertible notes exchange offers and redemption discussed below.
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
The conversion option of the 2015 notes (the "2015 notes embedded conversion derivative") was an embedded derivative that required bifurcation from the 2015 notes and was accounted for as a derivative liability, which was included in Other liabilities in our Consolidated Balance Sheets. The fair value of the 2015 notes embedded conversion derivative at the time of issuance of the 2015 notes was $37.0 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2015 notes. This discount was amortized and recognized as interest expense using the effective interest method over the term of the 2015 notes.
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
We were required to include the dilutive effect of the 2029 notes in our diluted earnings per share calculation. Because these notes included a mandatory cash settlement feature for the principal amount, incremental dilutive shares only existed when the fair value of our common stock at the end of the reporting period exceeded the conversion price per share. The conversion premium of the 2029 notes was dilutive and the effect was included in diluted earnings per share for the year ended December 31, 2014. The 2015 notes were excluded from the dilutive effect in our diluted earnings per share calculation as they were intended to be settled only in cash.
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
The debt discounts were amortized over the expected lives of the notes, which was December 15, 2014 for the 2029 notes and September 15, 2015 for the 2015 notes. The effective interest rates during the discount amortization periods were 8.9% and 11.9% on the 2015 notes and 2029 notes, respectively. The interest cost recognized in operations for the convertible notes, inclusive of the coupon and amortization of the discount and debt issue costs was $1.4 million, and $9.0 million for the years ended December 31, 2015 and 2014, respectively.
On September 30, 2016, we entered into a credit agreement with six banks that provided for a $150 million unsecured revolving line of credit (the "Revolving Facility") that terminates on September 30, 2021 and a $100 million term loan (the "Term Loan") that terminates on September 30, 2019 and can be prepaid prior to maturity without penalty. We utilized the proceeds from the Term Loan to make a contribution to the capital and surplus of our subsidiary, American Equity Life. Any proceeds from the Revolving Facility will be used to finance our general corporate purposes. Interest is paid quarterly on the Term Loan. The interest rate for all borrowings under the credit agreement is floating at a rate based on our election that will be equal to the alternate base rate (as defined in the credit agreement) plus the applicable margin or the adjusted LIBOR rate (as defined in the credit agreement) plus the applicable margin. We also pay a commitment fee based on the available unused portion of the Revolving Facility. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the borrowings. Based upon our current credit rating, the applicable margin is 0.75% for alternate base rate borrowings and 1.75% for adjusted LIBOR rate borrowings, and the commitment fee is 0.275%. The interest rate in effect on the Term Loan in 2016 was 2.625%. Under this agreement, we are required to maintain a minimum risk-based capital ratio at our subsidiary, American Equity Life, of 275%, a maximum ratio of adjusted debt to total adjusted capital of 0.35, and a minimum level of statutory surplus at American Equity Life equal to the sum of 1) 80% of statutory surplus at June 30, 2016, 2) 50% of the statutory net income for each fiscal quarter ending after June 30, 2016, and 3) 50% of all capital contributed to American Equity Life after June 30, 2016. The Revolving Facility contains an accordion feature that allows us, on up to three occasions and subject to credit availability, to increase the credit facility by an additional $50 million in the aggregate. We also have the ability to extend the maturity date of the Revolving Facility by an additional one year past the initial maturity date of September 30, 2021 with the consent of the extending banks. There are currently no guarantors of the Revolving Facility or the Term Loan, but certain of our subsidiaries must guarantee our obligations under the credit agreement if such subsidiaries guarantee other material amounts of our debt.  No amounts were outstanding under the Revolving Facility at December 31, 2016. As of December 31, 2016, $575.6 million is unrestricted and could be distributed to shareholders and still be in compliance with all covenants under this credit agreement.
The preceding replaced a $140 million unsecured revolving line of credit agreement with five banks dated November 22, 2013 that was scheduled to terminate on November 22, 2017.
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). The maximum amount borrowed during 2016, 2015 and 2014 was $113.0 million, $40.6 million and $138.7 million, respectively. When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $4.5 million, $0.5 million and $9.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The weighted average interest rate on amounts due under repurchase agreements was 0.66%, 0.39% and 0.19% for the years ended December 31, 2016, 2015 and 2014, respectively.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a summary of subordinated debt obligations to the trusts at December 31, 2016 and 2015:

	December 31,
	2016	2015	Interest Rate		Due Date
	(Dollars in thousands)
American Equity Capital Trust II	$77,061	$76,840	5%		June 1, 2047
American Equity Capital Trust III	27,840	27,840	*LIBOR +	3.90%	April 29, 2034
American Equity Capital Trust IV	12,372	12,372	*LIBOR +	4.00%	January 8, 2034
American Equity Capital Trust VII	10,830	10,830	*LIBOR +	3.75%	December 14, 2034
American Equity Capital Trust VIII	20,620	20,620	*LIBOR +	3.75%	December 15, 2034
American Equity Capital Trust IX	15,470	15,470	*LIBOR +	3.65%	June 15, 2035
American Equity Capital Trust X	20,620	20,620	*LIBOR +	3.65%	September 15, 2035
American Equity Capital Trust XI	20,620	20,620	*LIBOR +	3.65%	December 15, 2035
American Equity Capital Trust XII	41,238	41,238	*LIBOR +	3.50%	April 7, 2036
	246,671	246,450
Unamortized debt issue costs	(4,818)	(4,998)
	$241,853	$241,452
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
11.   Retirement and Share-based Compensation Plans
We have adopted a contributory defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all of our full-time employees subject to minimum eligibility requirements. Employees can contribute a percentage of their annual salary (up to a maximum contribution of $18,000 in 2016, $18,000 in 2015 and $17,500 in 2014) to the plan. We contribute an additional amount, subject to limitations, based on the voluntary contribution of the employee. Further, the plan provides for additional employer contributions based on the discretion of the Board of Directors. Plan contributions charged to expense were $1.3 million, $0.4 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The following table summarizes compensation expense recognized for employees, directors and consultants as a result of share-based compensation:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
ESOP	$2,522	$2,604	$2,486
Employee Incentive Plans	1,207	1,911	1,306
Director Equity and Incentive Plan and Stock Option Plan	685	613	789
	$4,414	$5,128	$4,581
The principal purpose of the American Equity Investment Employee Stock Ownership Plan ("ESOP") is to provide each eligible employee with an equity interest in us. Employees become eligible once they have completed a minimum of six months of service. Employees become 100% vested after two years of service. Our contribution to the ESOP is determined by the Board of Directors.
In 2016, we adopted the 2016 Employee Incentive Plan which authorized the issuance of up to 2,500,000 shares of our Common stock in the form of grants of options, stock appreciation rights, restricted stock awards and restricted stock units. At December 31, 2016, we had 2,226,256 shares of common stock available for future grant under the 2016 Employee Incentive Plan. The 2009 Employee Incentive Plan, which expired in June of 2014, authorized the issuance of up to 2,500,000 shares of our common stock in the form of grants of options, stock appreciation rights, restricted stock awards and restricted stock units. All options granted under this plan had six or ten year terms and a three year vesting period after which they become fully exercisable immediately.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have a long-term performance incentive plan under which certain members of our senior management team are granted restricted stock units pursuant to the 2016 Employee Incentive Plan or the 2009 Employee Incentive Plan. During 2016, 2015 and 2014, we granted 208,565, 60,947 and 54,718 restricted stock units under these plans, respectively. Vesting is tied to threshold and target performance goals for the three year period ending December 31, 2018, December 31, 2017 and December 31, 2016, respectively. Fifty percent of the restricted stock units will vest if we meet threshold goals and 100% of the restricted stock units will vest if we meet target performance goals. Compensation expense is recognized over the three year vesting period based on the likelihood of meeting threshold and target goals. Restricted stock units that ultimately vest are payable in an equal number of shares of our common stock. Restricted stock units are accounted for as equity awards and the estimated fair value of restricted stock units is based upon the closing price of our common stock on the date of grant. During 2016, the 2015 restricted stock unit award agreements were amended and the restricted stock units granted during 2015 will be settled in cash if earned. This amendment was due to an administrative issue related to the grant, which was made under an expired equity plan.
During 2016, 2015 and 2014, we issued 43,373, 25,784 and 18,239 (43,373, 23,062 and 14,869 shares were restricted stock), respectively, shares of common stock under the 2016 Employee Incentive Plan or the 2009 Employee Incentive Plan to certain employees. These shares will vest on the date three years following the grant date provided the participant remains employed with us. Compensation expense is recognized over the three year vesting period. Shares vest immediately for participants over 65 years of age with 10 years of service with us, and compensation expense under this plan for these participants was recognized upon approval of the incentive award by the compensation committee. During 2016, the shares of restricted stock granted during 2015 were canceled due to an administrative issue related to the grant, which was made under an expired equity plan. During 2016, we issued 21,806 shares of common stock to the employees impacted by the cancellation taking into consideration the canceled 2015 grants.
The 2013 Director Equity and Incentive Plan authorizes the grant of options, stock appreciation rights, restricted stock awards and restricted stock units convertible into or based upon our common stock of up to 250,000 shares to our Directors. During 2016, 2015 and 2014, we issued 47,500, 22,000 and 24,000 shares of common stock, respectively, all of which are restricted stock, and which vest one year from the grant date provided the individual remains a Director during that time period. At 2016, we had 116,500 shares of common stock available for future grant under the 2013 Director and Equity Incentive Plan.
Our 1996 Stock Option Plan, 2000 Employee Stock Option Plan, 2000 Directors Stock Option Plan and 2011 Director Stock Option Plan authorized grants of options to officers, directors and employees for an aggregate of up to 3,475,000 shares of our common stock. All options granted under these plans have ten year terms and a six month or three year vesting period after which they become fully exercisable immediately. At December 31, 2016, we had 18,000 shares of common stock available for future grant under the 2011 Director Stock Option Plan.
During 2014, we established the 2014 Independent Insurance Agent Restricted Stock and Restricted Stock Unit Plan, which was amended during 2016. Under the amended plan, agents of American Equity Life may receive grants of restricted stock and restricted stock units based upon their individual sales. The plan authorizes grants of up to 1,800,000 shares of our common stock. We recognize commission expense and an increase to additional paid-in capital as share-based compensation equal to the fair value of the restricted stock and restricted stock units as they are earned.
In January 2017, American Equity Life's agents were granted 363,624 restricted stock units based on their production during 2016, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $2.6 million in 2016. In January 2016, American Equity Life's agents were granted 650,683 restricted stock units based on their production during 2015, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $3.5 million in 2015. In January 2017, agents vested in 246,532 restricted stock units granted in January 2016 based on their continued service as an independent agent and their 2016 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $1.7 million in 2016. 20% of the restricted stock units will vest one year from the grant date if the agent is in good standing with American Equity Life at that date. The remaining 80% of the restricted stock units granted to retirement eligible individuals will vest over a four year period if the agent remains in good standing with American Equity Life. The remaining 80% of the restricted stock units granted to non-retirement eligible individuals will vest based on the agent's individual sales and continued service as an independent agent over a period of time not to exceed five years.
In January 2015, American Equity Life's agents were granted 27,985 shares of restricted stock and 221,489 restricted stock units based on their production during 2014, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $1.9 million in 2014. In January 2016, agents vested in 85,104 restricted stock units granted in January of 2015 based on their continued service as an independent agent and their 2015 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $1.3 million in 2015. In January 2017, agents vested in 36,609 restricted stock units granted in January 2015 based on their continued service as an independent agent and their 2016 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $0.6 million in 2016. The restricted stock was granted to retirement eligible individuals and vested immediately upon grant. 20% of the restricted stock units vested one year from the grant date if the agent was in good standing with American Equity Life at that date. The remaining 80% of the restricted stock units granted will vest based on the agent's individual sales and continued service as an independent agent over a period of time not to exceed five years.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the number of stock options outstanding during the years ended December 31, 2016, 2015 and 2014 are as follows:

	Number of Shares	Weighted-Average Exercise Price per Share	Total Exercise Price
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2014	3,976,725	$10.86	$43,171
Granted	1,277,650	24.79	31,673
Canceled	(35,400)	11.64	(412)
Exercised	(1,174,800)	11.64	(13,672)
Outstanding at December 31, 2014	4,044,175	15.02	60,760
Granted	—	—	—
Canceled	(47,300)	10.54	(499)
Exercised	(552,884)	14.51	(8,021)
Outstanding at December 31, 2015	3,443,991	15.17	52,240
Granted	—	—	—
Canceled	(24,700)	14.83	(366)
Exercised	(500,345)	9.97	(4,989)
Outstanding at December 31, 2016	2,918,946	16.06	$46,885
The following table summarizes information about stock options outstanding at December 31, 2016:

	Stock Options Outstanding			Stock Options Vested
Range of Exercise Prices	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share
$5.07 - $8.02	248,225	1.74	$7.16	248,225	1.74	$7.16
$9.27 - $11.35	752,150	2.66	10.19	752,150	2.66	10.19
$12.04 - $24.79	1,918,571	3.24	19.52	1,918,571	3.24	19.52
$5.07 - $24.79	2,918,946	2.97	16.06	2,918,946	2.97	16.06
The aggregate intrinsic value for stock options outstanding and vested awards was $21.3 million and $21.3 million, respectively, at December 31, 2016. For the years ended December 31, 2016, 2015 and 2014, the total intrinsic value of options exercised by officers, directors and employees was $4.0 million, $1.4 million and $5.4 million, respectively. Intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the price of our common stock as of the reporting date. Cash received from stock options exercised for the years ended December 31, 2016, 2015 and 2014 was $5.0 million, $8.1 million and $13.7 million, respectively. The tax benefit realized for the tax deduction from the exercise of stock options by officers, directors, employees and agents for the years ended December 31, 2016, 2015 and 2014, was $0.0 million, $0.0 million and $1.0 million, respectively.
We have deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals agreed to take our common stock at a future date in lieu of cash payments at the time of service. The common stock is to be issued in conjunction with a "trigger event," as that term is defined in the individual agreements. At December 31, 2016 and 2015, these individuals have earned, and we have reserved for future issuance, 364,000 and 366,072 shares of common stock, respectively, pursuant to these arrangements. No deferred compensation arrangements were in effect during 2016. We incurred expense of $102,000 and $127,000 for the years ended December 31, 2015 and 2014, respectively, under these arrangements.
We have deferred compensation agreements with certain officers whereby these individuals may defer certain salary and bonus compensation which is deposited into the American Equity Officer Rabbi Trust (Officer Rabbi Trust). The amounts deferred for certain employees are invested in assets at the direction of the employee. The assets of the Officer Rabbi Trust are included in our assets and a corresponding deferred compensation liability is recorded. The deferred compensation liability is recorded at the fair market value of the assets in the Officer Rabbi Trust with the change in fair value included as a component of compensation expense. The deferred compensation liability related to these agreements was $3.5 million and $3.7 million at December 31, 2016 and 2015, respectively. The Officer Rabbi Trust held 102,932 shares and 103,251 shares of our common stock at December 31, 2016 and 2015, respectively, which are treated as treasury shares.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 1997, we established the American Equity Investment NMO Deferred Compensation Plan ("NMO Deferred Compensation Plan") whereby agents could earn common stock in addition to their normal commissions. The NMO Deferred Compensation Plan was effective until December 31, 2006 at which time it was suspended. Awards were calculated using formulas determined annually by our Board of Directors. These shares are being distributed at the end of the vesting and deferral period of nine years. We recognize commission expense and an increase to additional paid-in capital as share-based compensation when the awards vest. All outstanding shares issued under this plan were fully vested at December 31, 2010. At December 31, 2016 and 2015, the total number of undistributed vested shares under the NMO Deferred Compensation Plan was 0 and 223,454, respectively. These shares are included in the computation of earnings per share and earnings per share—assuming dilution.
We have a Rabbi Trust, the NMO Deferred Compensation Trust (the "NMO Trust"), which has purchased shares of our common stock to fund the amount of vested shares under the NMO Deferred Compensation Plan. The common stock held in the NMO Trust is treated as treasury stock. The NMO Trust distributed 215,273, 313,108 and 349,568 shares during 2016, 2015 and 2014, respectively. The number of shares held by the NMO Trust at December 31, 2016 and 2015, was 15,058 and 230,012, respectively.
12.   Statutory Financial Information and Dividend Restrictions
Statutory accounting practices prescribed or permitted by regulatory authorities for our life insurance subsidiaries differ from GAAP. Net income for our primary life insurance subsidiary as determined in accordance with statutory accounting practices was as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
American Equity Life	$75,035	$131,452	$340,000
Statutory capital and surplus for our primary life insurance subsidiary was as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
American Equity Life	$2,726,664	$2,415,419
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

	December 31,
	2016	2015
	(Dollars in thousands)
Total adjusted capital	$2,933,193	$2,593,472
Company Action Level RBC	857,321	771,293
Ratio of adjusted capital to Company Action Level RBC	342%	336%
Prior approval of regulatory authorities is required for the payment of dividends to the parent company by American Equity Life which exceed an annual limitation. American Equity Life may pay dividends without prior approval, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) net gain from operations before net realized capital gains/losses for the preceding calendar year or, (2) 10% of the American Equity Life's surplus at the preceding year-end. The amount of dividends permitted to be paid by American Equity Life to its parent company without prior approval of regulatory authorities is $272.7 million as of December 31, 2016. No dividends were paid by any of our insurance subsidiaries for any of the years presented in these financial statements.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Commitments and Contingencies
We lease our home office space and certain equipment under various operating leases. Rent expense for the years ended December 31, 2016, 2015 and 2014 totaled $2.8 million, $2.7 million and $2.7 million, respectively. At December 31, 2016, the aggregate future minimum lease payments are $16.9 million. The following represents payments due by period for operating lease obligations as of December 31, 2016 (dollars in thousands):

Year Ending December 31:
2017	$1,890
2018	1,915
2019	1,898
2020	1,950
2021	1,754
2022 and thereafter	7,464
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
During the third quarter of 2016, we reduced the litigation liability related to the Los Angeles Case by $6.4 million as we paid out $1.8 million in partial settlement, reclassified $1.8 million from the litigation liability to policy benefit reserves and other policy funds and contract claims and released $2.8 million of the litigation liability as additional information became available concerning the nature and magnitude of claims based on the terms of the settlement. During the fourth quarter of 2016, we paid out an additional $4.1 million and reduced the litigation liability by $4.1 million. After this activity, we estimate our litigation liability in this matter to be $0.6 million based on our best estimate of probable loss. There can be no assurance that any other pending or future litigation will not have a material adverse effect on our business, financial condition, or results of operations.
In addition to our commitments to fund mortgage loans, we have unfunded commitments at December 31, 2016 to limited partnerships of $48.4 million and to secured bank loans of $34.3 million.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Earnings Per Share and Stockholders' Equity
Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share data)
Numerator:
Net income—numerator for earnings per common share	$83,243	$219,830	$126,023

Denominator:
Weighted average common shares outstanding (1)	84,793,151	78,936,828	74,431,087
Effect of dilutive securities:
Convertible senior notes	—	—	2,657,158
Equity forward sale agreements	—	67,575	—
2015 warrants	15,136	759,723	1,559,646
Stock options and deferred compensation agreements	456,236	1,040,922	1,178,783
Restricted stock and restricted stock units	340,646	155,520	66,926
Denominator for earnings per common share—assuming dilution	85,605,169	80,960,568	79,893,600

Earnings per common share	$0.98	$2.78	$1.69
Earnings per common share—assuming dilution	$0.97	$2.72	$1.58

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan and exclude unallocated shares held by the ESOP.
Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
		Minimum	Maximum
Year ended December 31, 2016	1,054,091	$24.79	$24.79
Year ended December 31, 2015	1,061,541	$24.79	$24.79
Year ended December 31, 2014	1,215,450	$24.79	$24.79
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
The forward sale agreements had no initial fair value since they were entered into at the then market price of the common stock. The forward sale agreements were equity instruments and qualified for an exception from derivative and fair value accounting.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Quarterly Financial Information (Unaudited)
Unaudited quarterly results of operations are summarized below.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
2016
Premiums and product charges	$43,850	$52,582	$60,406	$60,508
Net investment income	450,826	459,830	463,583	475,633
Change in fair value of derivatives	(74,065)	39,099	103,794	95,391
Net realized gains (losses) on investments, excluding OTTI losses	2,687	2,737	5,256	844
Net OTTI losses recognized in operations	(5,694)	(4,446)	(2,979)	(9,560)
Total revenues	417,604	549,802	630,060	622,816
Net income (loss)	(44,841)	14,708	(7,420)	120,796
Earnings (loss) per common share	(0.55)	0.18	(0.09)	1.37
Earnings (loss) per common share—assuming dilution	(0.55)	0.18	(0.09)	1.35

2015
Premiums and product charges	$35,679	$42,446	$46,310	$47,781
Net investment income	399,669	418,176	436,085	438,262
Change in fair value of derivatives	(31,100)	(23,024)	(351,360)	69,338
Net realized gains (losses) on investments, excluding OTTI losses	4,879	4,324	1,159	(151)
Net OTTI losses recognized in operations	(132)	(828)	(5,229)	(13,347)
Total revenues	408,995	441,094	126,965	541,883
Net income	5,903	82,845	97,306	33,776
Earnings per common share	0.08	1.07	1.22	0.41
Earnings per common share—assuming dilution	0.07	1.05	1.19	0.40
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
The differences between the change in fair value of derivatives for each quarter primarily correspond to the performance of the indices upon which our call options are based. The comparability of net income (loss) is impacted by the application of fair value accounting to our fixed index annuity business is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)
2016	$62,822	$34,215	$6,054	$(66,618)
2015	42,849	(28,596)	(53,716)	11,091

Schedule I—Summary of Investments—
Other Than Investments in Related Parties

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

December 31, 2016

Column A	Column B	Column C	Column D
Type of Investment	Amortized Cost (1)	Fair Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,864	$11,805	$11,805
United States Government sponsored agencies	1,368,340	1,344,787	1,344,787
United States municipalities, states and territories	3,626,395	3,926,950	3,926,950
Foreign government obligations	224,588	232,233	232,233
Corporate securities	26,338,214	27,118,526	27,118,526
Residential mortgage backed securities	1,166,944	1,254,835	1,254,835
Commercial mortgage backed securities	5,422,255	5,365,235	5,365,235
Other asset backed securities	1,795,355	1,806,123	1,806,123
	39,953,955	41,060,494	41,060,494
Held for investment:
Corporate security	76,825	68,766	76,825
Total fixed maturity securities	40,030,780	41,129,260	41,137,319
Mortgage loans on real estate	2,480,956	2,522,035	2,480,956
Derivative instruments	313,729	830,519	830,519
Other investments	308,296		308,774
Total investments	$43,133,761		$44,757,568

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

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$36,394	$38,903
Equity securities of subsidiary trusts	7,422	7,415
Receivable from subsidiaries	182	207
Deferred income taxes	9,528	11,645
Federal income tax recoverable, including amount from subsidiaries	—	7,747
Other assets	2,540	2,270
	56,066	68,187
Investment in and advances to subsidiaries	2,992,217	2,526,972
Total assets	$3,048,283	$2,595,159

Liabilities and Stockholders' Equity
Liabilities:
Notes and loan payable	$493,755	$393,227
Subordinated debentures payable to subsidiary trusts	241,853	241,452
Federal income tax payable	3,614	—
Other liabilities	17,466	15,945
Total liabilities	756,688	650,624
Stockholders' equity:
Common stock	88,001	81,354
Additional paid-in capital	770,344	630,367
Accumulated other comprehensive income	339,966	201,663
Retained earnings	1,093,284	1,031,151
Total stockholders' equity	2,291,595	1,944,535
Total liabilities and stockholders' equity	$3,048,283	$2,595,159

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Net investment income	$78	$62	$130
Dividends from subsidiary trusts	384	363	360
Investment advisory fees	75,706	65,957	58,044
Surplus note interest from subsidiary	4,080	4,080	4,080
Change in fair value of derivatives	(810)	(8,225)	(17,122)
Loss on extinguishment of debt	—	—	(12,502)
Total revenues	79,438	62,237	32,990
Expenses:
Change in fair value of embedded derivatives	—	(4,516)	(15,227)
Interest expense on notes and loan payable	28,248	28,849	36,370
Interest expense on subordinated debentures issued to subsidiary trusts	12,958	12,239	12,122
Other operating costs and expenses	8,551	8,195	7,928
Total expenses	49,757	44,767	41,193
Income (loss) before income taxes and equity in undistributed income of subsidiaries	29,681	17,470	(8,203)
Income tax expense	12,073	7,338	664
Income (loss) before equity in undistributed income of subsidiaries	17,608	10,132	(8,867)
Equity in undistributed income of subsidiaries	65,635	209,698	134,890
Net income	$83,243	$219,830	$126,023

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$83,243	$219,830	$126,023
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of 2015 notes embedded conversion derivative	—	(4,516)	(15,227)
Provision for depreciation and amortization	1,946	1,613	2,081
Accrual of discount on equity security	(7)	(6)	(6)
Equity in undistributed income of subsidiaries	(65,635)	(209,698)	(134,890)
Accrual of discount on contingent convertible notes	—	698	4,417
Change in fair value of derivatives	(698)	6,377	15,619
Loss on extinguishment of debt	—	—	12,502
Accrual of discount on debenture issued to subsidiary trust	221	207	193
Share-based compensation	818	1,026	1,141
ESOP compensation	—	—	82
Deferred income taxes	2,117	8,967	6,439
Other	—	—	(2,235)
Changes in operating assets and liabilities:
Receivable from subsidiaries	(125)	93	2,208
Federal income tax recoverable	11,361	2,683	1,121
Other assets	(326)	(4)	378
Other liabilities	2,546	(1,664)	(7,256)
Net cash provided by operating activities	35,461	25,606	12,590

Investing activities
Capital contributions to subsidiaries	$(255,000)	$(120,000)	$—
Purchases of property, plant and equipment	(54)	—	—
Net cash used in investing activities	(255,054)	(120,000)	—

Financing activities
Financing fees incurred and deferred	$(1,456)	$—	$(100)
Repayments of notes payable	—	(48,152)	(219,094)
Net proceeds from settlement of notes hedges and warrants	—	25,775	16,558
Proceeds from issuance of debt	100,000	—	—
Excess tax benefits realized from share-based compensation plans	—	—	184
Proceeds from issuance of common stock	139,654	112,481	13,681
Dividends paid	(21,114)	(17,946)	(15,221)
Net cash provided by (used in) financing activities	217,084	72,158	(203,992)
Decrease in cash and cash equivalents	(2,509)	(22,236)	(191,402)
Cash and cash equivalents at beginning of year	38,903	61,139	252,541
Cash and cash equivalents at end of year	$36,394	$38,903	$61,139

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest on notes and loan payable	$27,164	$27,283	$31,206
Interest on subordinated debentures	12,454	11,833	11,765
Non-cash financing activity:
Common stock issued in extinguishment of debt	—	—	95,993
Common stock issued to settle warrants that have expired	93	48	—
See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Note to Condensed Financial Statements
December 31, 2016

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

Schedule III—Supplementary Insurance Information

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable
	(Dollars in thousands)
As of December 31, 2016: Life insurance	$2,905,377	$51,637,026	$—	$298,347
As of December 31, 2015: Life insurance	$2,905,136	$45,495,431	$—	$324,850
As of December 31, 2014: Life insurance	$2,058,556	$39,802,861	$—	$365,819

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses
	(Dollars in thousands)
For the year ended December 31, 2016: Life insurance	$217,346	$1,849,872	$1,572,586	$374,012	$143,437
For the year ended December 31, 2015: Life insurance	$172,216	$1,692,192	$758,203	$286,114	$137,306
For the year ended December 31, 2014: Life insurance	$151,613	$1,531,667	$1,679,255	$163,578	$130,076
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV—Reinsurance

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2016
Life insurance in force, at end of year	$1,996,446	$10,045	$57,849	$2,044,250	2.83%
Insurance premiums and other considerations:
Annuity product charges	$178,945	$5,366	$—	$173,579	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	43,521	251	497	43,767	1.14%
	$222,466	$5,617	$497	$217,346	0.23%
Year ended December 31, 2015
Life insurance in force, at end of year	$2,036,690	$10,677	$56,882	$2,082,895	2.73%
Insurance premiums and other considerations:
Annuity product charges	$141,595	$5,427	$—	$136,168	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	35,715	256	589	36,048	1.63%
	$177,310	$5,683	$589	$172,216	0.34%
Year ended December 31, 2014
Life insurance in force, at end of year	$2,171,426	$11,548	$56,509	$2,216,387	2.55%
Insurance premiums and other considerations:
Annuity product charges	$124,946	$5,956	$—	$118,990	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	32,308	336	651	32,623	2.00%
	$157,254	$6,292	$651	$151,613	0.43%

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule V—Valuation and Qualifying Accounts

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

	Balance January 1,	Charged to Costs and Expenses	Translation Adjustment	Write-offs/ Payments/Other	Balance December 31,
	(Dollars in thousands
Year ended December 31, 2016
Valuation allowance on mortgage loans	$(14,142)	$(4,846)	$—	$10,561	$(8,427)

Year ended December 31, 2015
Valuation allowance on mortgage loans	$(22,633)	$1,018	$—	$7,473	$(14,142)

Year ended December 31, 2014
Valuation allowance on mortgage loans	$(26,047)	$(6,052)	$—	$9,466	$(22,633)

See accompanying Report of Independent Registered Public Accounting Firm.

Item 15.    Exhibits and Financial Statement Schedules.

(a)   Exhibits:

Exhibit No.	Description
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

10.1 *
Deferred Compensation Agreement between American Equity Investment Life Holding Company and David S. Mulcahy dated December 31, 1997 (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 filed on May 6, 1999)

10.2 *	2000 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the period ended June 30, 2000 filed on August 14, 2000)
10.3 *	2000 Director Stock Option Plan (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the period ended June 30, 2000 filed on August 14, 2000)
10.4 *	American Equity Investment Life Holding Company 2009 Employee Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 9, 2009)
10.5 *
Form of Change in Control Agreement between American Equity Investment Life Holding Company and each of John M. Matovina and Debra J. Richardson (Incorporated by reference to the Registration Statement on Form S-1, File No. 333-108794, including all pre-effective amendments thereto)

10.6 *
Form of Amendment to Change in Control Agreement between American Equity Investment Life Holding Company and each of John M. Matovina and Debra J. Richardson (Incorporated by reference to Exhibit 10.11-A to Form 10-K for the year ended December 31, 2012 filed on March 7, 2013)

10.7
American Equity Investment Life Holding Company Independent Insurance Agent Stock Option Plan (Incorporated by reference to Exhibit 10.26 to Form 10-Q for the period ended September 30, 2007 filed on November 2, 2007)

10.8
Coinsurance Agreement effective July 1, 2009, between American Equity Investment Life Insurance Company and Athene Life Re Ltd (Treaty #070109) (Incorporated by reference to Exhibit 10.29 to Form 10-Q for the period ended September 30, 2009 filed on November 9, 2009)

10.9
Coinsurance Agreement effective July 1, 2009, between American Equity Investment Life Insurance Company and Athene Life Re Ltd (Treaty #08042009) (Incorporated by reference to Exhibit 10.29 to Form 10-Q for the period ended September 30, 2009 filed on November 9, 2009)

10.10 *
Amended Retirement Benefit Agreement, dated as of March 29, 2010, between American Equity Investment Life Holding Company and David J. Noble (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 2, 2010)

10.11 *
Amended and Restated Retirement Benefit Agreement by and between American Equity Investment Life Holding Company and David J. Noble (Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 10, 2016)

10.12	2010 Independent Insurance Agent Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-3 filed on December 15, 2010)
10.13 *
American Equity Investment Life Holding Company 2011 Director Stock Option Plan (Incorporated by reference to Appendix A to Schedule 14A Definitive Proxy Statement for the 2011 annual meeting of stockholders filed on April 25, 2011)

10.14	2012 Independent Insurance Agent Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 filed on August 23, 2012)
10.15 *
Form of Change in Control Agreement between American Equity Investment Life Holding Company and each of Ted M. Johnson, Ronald J. Grensteiner, Jeffrey D. Lorenzen and Renee D. Montz (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 13, 2012)

10.16 *
American Equity Investment Life Holding Company Short-Term Performance Incentive Plan adopted April 15, 2013, as amended and restated (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 15, 2013)

10.17 *
Form of Restricted Stock Award Agreement with respect to Common Stock of American Equity Investment Life Holding Company-Nonperformance Based (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended March 31, 2013 filed on May 8, 2013)

10.18 *	Form of Performance Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended March 31, 2013 filed on May 8, 2013)
10.19 *	Form of First Amendment to the Performance Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 10, 2016)
10.20 *
Form of Restricted Stock Award Agreement with respect to Common Stock of American Equity Investment Life Holding Company-Performance Based (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended March 31, 2013 filed on May 8, 2013)

10.21 *
Form of Change in Control Agreement between American Equity Investment Life Holding Company and Scott A. Samuelson (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended June 30, 2013 filed on August 8, 2013)

10.22 *	2013 Director Equity and Incentive Plan (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the period ended June 30, 2013 filed on August 8, 2013)
10.23
Credit Agreement dated September 30, 2016 among American Equity Life Investment Holding Company, JP Morgan Chase Bank, National Association, SunTrust Bank, and Citibank, National Association and Royal Bank of Canada (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 3, 2016)

10.24
Amended and Restated American Equity Investment Life Holding Company 2014 Independent Insurance Agent Restricted Stock and Restricted Stock Unit Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 filed on December 17, 2014)

10.25
Amended and Restated American Equity Investment Life Holding Company 2014 Independent Insurance Agent Restricted Stock and Restricted Stock Unit Plan, as amended (Incorporated by reference to the Appendix B to the Company's proxy statement on Form DEF 14A filed on April 18, 2016)

10.26
Confirmation, dated August 6, 2015, by and between American Equity Life Investment Holding Company and RBC Capital Markets, LLC, as agent for Royal Bank of Canada (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 12, 2015)

Exhibit No.	Description
10.27
Confirmation, dated August 11, 2015, by and between American Equity Life Investment Holding Company and RBC Capital Markets, LLC, as agent for Royal Bank of Canada (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 12, 2015)

10.28 *	Form of Restricted Stock Cancellation Agreement (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended March 31, 2016 filed on May 10, 2016)
10.29 *	American Equity Investment Life Holding Company 2016 Employee Incentive Plan (Incorporated by reference to the Appendix A to the Company's proxy statement on Form DEF 14A filed on April 18, 2016)
10.30 *	First Amendment to American Equity Investment Life Holding Company 2016 Employee Incentive Plan (Incorporated by reference to Exhibit 99.2 to Form S-8 filed on September 8, 2016)
10.31 *	Form of Restricted Stock Award Agreement with Respect to Common Stock of American Equity Investment Life Holding Company (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 8, 2016)
10.32 *	Form of Performance Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 8, 2016)
10.33 *
Form of First Amendment to Employee Stock Option Agreements between American Equity Investment Life Holding Company and each of David J. Noble and Debra J. Richardson (Incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 9, 2016)

10.34 *
Retirement and Transition Agreement by and between American Equity Investment Life Holding Company and Debra J. Richardson (Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 9, 2016)

12.1	Ratio of Earnings to Fixed Charges
21.2	Subsidiaries of American Equity Investment Life Holding Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan.