Form 10-Q
period 2017-03-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2017-05-09
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
APPLICABLE TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of May 4, 2017, there were 88,753,040 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2017 - $40,717,733; 2016 - $39,953,955)	$42,105,366	$41,060,494
Held for investment, at amortized cost (fair value: 2017 - $70,795; 2016 - $68,766)	76,878	76,825
Mortgage loans on real estate	2,506,991	2,480,956
Derivative instruments	1,033,552	830,519
Other investments	309,429	308,774
Total investments	46,032,216	44,757,568

Cash and cash equivalents	1,172,748	791,266
Coinsurance deposits	4,630,422	4,639,492
Accrued investment income	424,144	397,773
Deferred policy acquisition costs	2,839,557	2,905,377
Deferred sales inducements	2,146,891	2,208,218
Deferred income taxes	126,706	168,578
Income taxes recoverable	—	11,474
Other assets	175,926	173,726
Total assets	$57,548,610	$56,053,472

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$52,701,412	$51,637,026
Other policy funds and contract claims	293,094	298,347
Notes and loan payable	494,071	493,755
Subordinated debentures	241,949	241,853
Income taxes payable	19,687	—
Other liabilities	1,362,166	1,090,896
Total liabilities	55,112,379	53,761,877

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2017 and 2016 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2017 - 88,630,683 shares (excluding 2,647,149 treasury shares); 2016 - 88,001,130 shares (excluding 2,887,082 treasury shares)	88,631	88,001
Additional paid-in capital	775,834	770,344
Accumulated other comprehensive income	424,543	339,966
Retained earnings	1,147,223	1,093,284
Total stockholders' equity	2,436,231	2,291,595
Total liabilities and stockholders' equity	$57,548,610	$56,053,472
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Premiums and other considerations	$9,402	$7,345
Annuity product charges	43,572	36,505
Net investment income	485,597	450,826
Change in fair value of derivatives	386,533	(74,065)
Net realized gains on investments, excluding other than temporary impairment ("OTTI") losses	2,338	2,687
OTTI losses on investments:
Total OTTI losses	—	(6,018)
Portion of OTTI losses recognized in (from) other comprehensive income	(141)	324
Net OTTI losses recognized in operations	(141)	(5,694)
Total revenues	927,301	417,604

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	11,875	9,109
Interest sensitive and index product benefits	419,139	97,671
Amortization of deferred sales inducements	62,325	27,479
Change in fair value of embedded derivatives	224,170	265,857
Interest expense on notes and loan payable	7,722	6,880
Interest expense on subordinated debentures	3,336	3,168
Amortization of deferred policy acquisition costs	89,678	49,713
Other operating costs and expenses	27,579	26,830
Total benefits and expenses	845,824	486,707
Income (loss) before income taxes	81,477	(69,103)
Income tax expense (benefit)	27,538	(24,262)
Net income (loss)	$53,939	$(44,841)

Earnings (loss) per common share	$0.61	$(0.55)
Earnings (loss) per common share - assuming dilution	$0.60	$(0.55)

Weighted average common shares outstanding (in thousands):
Earnings (loss) per common share	88,647	82,129
Earnings (loss) per common share - assuming dilution	89,976	82,961
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net income (loss)	$53,939	$(44,841)
Other comprehensive income:
Change in net unrealized investment gains/losses (1)	129,124	505,348
Noncredit component of OTTI losses (1)	65	(147)
Reclassification of unrealized investment gains/losses to net income (loss) (1)	930	116
Other comprehensive income before income tax	130,119	505,317
Income tax effect related to other comprehensive income	(45,542)	(176,861)
Other comprehensive income	84,577	328,456
Comprehensive income	$138,516	$283,615

(1)	Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2015	$81,354	$630,367	$201,663	$1,031,151	$1,944,535
Net loss for period	—	—	—	(44,841)	(44,841)
Other comprehensive income	—	—	328,456	—	328,456
Share-based compensation, including excess income tax benefits	—	2,674	—	—	2,674
Issuance of 721,349 shares of common stock under compensation plans, including excess income tax benefits	721	2,771	—	—	3,492
Issuance of 79,899 shares of common stock to settle warrants that have reached their expiration	80	(80)	—	—	—
Balance at March 31, 2016	$82,155	$635,732	$530,119	$986,310	$2,234,316

Balance at December 31, 2016	$88,001	$770,344	$339,966	$1,093,284	$2,291,595
Net income for period	—	—	—	53,939	53,939
Other comprehensive income	—	—	84,577	—	84,577
Share-based compensation	—	2,403	—	—	2,403
Issuance of 629,553 shares of common stock under compensation plans	630	3,087	—	—	3,717
Balance at March 31, 2017	$88,631	$775,834	$424,543	$1,147,223	$2,436,231
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income (loss)	$53,939	$(44,841)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest sensitive and index product benefits	419,139	97,671
Amortization of deferred sales inducements	62,325	27,479
Annuity product charges	(43,572)	(36,505)
Change in fair value of embedded derivatives	224,170	265,857
Change in traditional life and accident and health insurance reserves	726	(858)
Policy acquisition costs deferred	(110,574)	(156,934)
Amortization of deferred policy acquisition costs	89,678	49,713
Provision for depreciation and other amortization	957	875
Amortization of discounts and premiums on investments	2,800	(3,103)
Realized gains (losses) on investments and net OTTI losses recognized in operations	(2,197)	3,007
Change in fair value of derivatives	(386,842)	73,657
Deferred income taxes	(3,670)	(45,276)
Share-based compensation	2,403	2,234
Change in accrued investment income	(26,371)	(31,229)
Change in income taxes recoverable/payable	31,161	20,573
Change in other assets	33	(1,164)
Change in other policy funds and contract claims	(6,985)	(12,544)
Change in collateral held for derivatives	233,992	(26,754)
Change in other liabilities	(38,754)	(38,041)
Other	(4,431)	(2,205)
Net cash provided by operating activities	497,927	141,612

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	517,301	581,647
Mortgage loans on real estate	75,110	84,248
Derivative instruments	349,732	6,747
Other investments	4,990	4,274
Acquisitions of investments:
Fixed maturity securities - available for sale	(1,216,014)	(1,383,082)
Mortgage loans on real estate	(100,797)	(118,009)
Derivative instruments	(147,283)	(130,608)
Other investments	(1,550)	(1,046)
Purchases of property, furniture and equipment	(1,402)	(244)
Net cash used in investing activities	(519,913)	(956,073)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$1,073,583	$2,089,739
Coinsurance deposits	63,746	(378,412)
Return of annuity policyholder account balances	(727,494)	(581,260)
Excess tax benefits realized from share-based compensation plans	—	440
Proceeds from issuance of common stock	3,717	3,740
Change in checks in excess of cash balance	(10,084)	(10,358)
Net cash provided by financing activities	403,468	1,123,889
Increase in cash and cash equivalents	381,482	309,428
Cash and cash equivalents at beginning of period	791,266	397,749
Cash and cash equivalents at end of period	$1,172,748	$707,177

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$18,682	$16,278
Income taxes	47	200
Non-cash operating activity:
Deferral of sales inducements	65,245	107,673
Non-cash financing activity:
Common stock issued to settle warrants that have expired	—	80
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company (“we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") related to the accounting for share-based payment transactions. The aspects of accounting guidance affected by this ASU are income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted this ASU on January 1, 2017. The adoption of this ASU resulted in an income tax benefit of $1.3 million being recognized in operations during the three month period ended March 31, 2017 due to the requirement under this standard to recognize excess tax benefits related to share-based payment awards in income tax expense.
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
In March 2017, the FASB issued an ASU that applies to certain callable debt securities where the amortized cost basis is at a premium to the price repayable by the issuer at the earliest call date. Under this guidance, the premium will be amortized to the first call date. This ASU will be effective for us on January 1, 2019, with early adoption permitted, and we have not yet determined the impact this updated guidance will have on our consolidated financial statements.

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$42,105,366	$42,105,366	$41,060,494	$41,060,494
Held for investment	76,878	70,795	76,825	68,766
Mortgage loans on real estate	2,506,991	2,510,066	2,480,956	2,522,035
Derivative instruments	1,033,552	1,033,552	830,519	830,519
Other investments	309,429	303,003	308,774	300,918
Cash and cash equivalents	1,172,748	1,172,748	791,266	791,266
Coinsurance deposits	4,630,422	4,137,329	4,639,492	4,150,792
Interest rate caps	804	804	1,082	1,082
Counterparty collateral	143,229	143,229	145,693	145,693

Liabilities
Policy benefit reserves	52,343,991	43,847,625	51,280,331	43,104,183
Single premium immediate annuity (SPIA) benefit reserves	292,482	302,808	297,724	308,028
Notes and loan payable	494,071	518,500	493,755	519,440
Subordinated debentures	241,949	230,855	241,853	225,106
Interest rate swap	1,729	1,729	2,113	2,113
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

Our assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2017
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,672	$5,381	$6,291	$—
United States Government sponsored agencies	1,340,788	—	1,340,788	—
United States municipalities, states and territories	3,989,302	—	3,989,302	—
Foreign government obligations	238,398	—	238,398	—
Corporate securities	28,160,620	12	28,160,608	—
Residential mortgage backed securities	1,200,040	—	1,200,040	—
Commercial mortgage backed securities	5,383,942	—	5,383,942	—
Other asset backed securities	1,780,604	—	1,780,604	—
Other investments: equity securities, available for sale	7,990	—	7,990	—
Derivative instruments	1,033,552	—	1,033,552	—
Cash and cash equivalents	1,172,748	1,172,748	—	—
Interest rate caps	804	—	804	—
Counterparty collateral	143,229	—	143,229	—
	$44,463,689	$1,178,141	$43,285,548	$—
Liabilities
Interest rate swap	$1,729	$—	$1,729	$—
Fixed index annuities - embedded derivatives	7,051,000	—	—	7,051,000
	$7,052,729	$—	$1,729	$7,051,000

December 31, 2016
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,805	$5,381	$6,424	$—
United States Government sponsored agencies	1,344,787	—	1,344,787	—
United States municipalities, states and territories	3,926,950	—	3,926,950	—
Foreign government obligations	236,341	—	236,341	—
Corporate securities	27,114,418	6	27,114,412	—
Residential mortgage backed securities	1,254,835	—	1,254,835	—
Commercial mortgage backed securities	5,365,235	—	5,365,235	—
Other asset backed securities	1,806,123	—	1,806,123	—
Other investments: equity securities, available for sale	8,000	—	8,000	—
Derivative instruments	830,519	—	830,519	—
Cash and cash equivalents	791,266	791,266	—	—
Interest rate caps	1,082	—	1,082	—
Counterparty collateral	145,693	—	145,693	—
	$42,837,054	$796,653	$42,040,401	$—
Liabilities
Interest rate swap	$2,113	$—	$2,113	$—
Fixed index annuities - embedded derivatives	6,563,288	—	—	6,563,288
	$6,565,401	$—	$2,113	$6,563,288

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of March 31, 2017 and December 31, 2016.
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
Other investments
Available for sale equity securities are the only financial instruments included in other investments that are measured at fair value on a recurring basis (see determination of fair value above). Financial instruments included in other investments that are not measured at fair value on a recurring basis are policy loans, equity method investments and company owned life insurance (COLI). We have not attempted to determine the fair values associated with our policy loans, as we believe any differences between carrying value and the fair values afforded these instruments are immaterial to our consolidated financial position and, accordingly, the cost to provide such disclosure does not justify the benefit to be derived. The fair value of our equity method investments qualify as Level 3 fair values and were determined by calculating the present value of future cash flows discounted by a risk free rate, a risk spread and a liquidity discount. The risk spread and liquidity discount are rates determined by our investment professionals and are unobservable market inputs. The fair value of our COLI approximates the cash surrender value of the policies and whose fair values fall within Level 2 of the fair value hierarchy.

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
Counterparty collateral
Amounts reported in other assets in the consolidated balance sheets for these instruments are reported at their historical cost which approximates fair value due to the nature of the assets assigned to this category.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of March 31, 2017 and December 31, 2016, we utilized an estimate of 3.10% for the expected cost of annual call options, which are based on estimated long-term account value growth and a historical review of our actual option costs.

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

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
1 - 5	1.95%	1.76%	3.31%	3.30%
6 - 10	6.89%	6.58%	3.31%	3.30%
11 - 15	11.26%	11.25%	3.33%	3.32%
16 - 20	12.00%	12.04%	3.19%	3.18%
20+	11.65%	11.68%	3.19%	3.18%
Lapse rates are generally expected to increase as surrender charge percentages decrease. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.
The following table provides a reconciliation of the beginning and ending balances for our Level 3 liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$6,563,288	$5,983,622
Premiums less benefits	411,502	91,129
Change in fair value, net	76,210	179,715
Ending balance	$7,051,000	$6,254,466
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at March 31, 2017, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $481.9 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $293.0 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $538.4 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $320.3 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At March 31, 2017 and December 31, 2016, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2017
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,699	$225	$(252)	$11,672
United States Government sponsored agencies	1,368,361	25,803	(53,376)	1,340,788
United States municipalities, states and territories	3,673,722	334,483	(18,903)	3,989,302
Foreign government obligations	228,998	12,047	(2,647)	238,398
Corporate securities	27,149,697	1,289,415	(278,492)	28,160,620
Residential mortgage backed securities	1,119,318	84,885	(4,163)	1,200,040
Commercial mortgage backed securities	5,406,475	65,691	(88,224)	5,383,942
Other asset backed securities	1,759,463	35,537	(14,396)	1,780,604
	$40,717,733	$1,848,086	$(460,453)	$42,105,366
Held for investment:
Corporate security	$76,878	$—	$(6,083)	$70,795

Other investments: equity securities, available for sale:
Finance, insurance, and real estate	$7,524	$466	$—	$7,990

December 31, 2016
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,864	$229	$(288)	$11,805
United States Government sponsored agencies	1,368,340	23,360	(46,913)	1,344,787
United States municipalities, states and territories	3,626,395	322,948	(22,393)	3,926,950
Foreign government obligations	229,589	11,832	(5,080)	236,341
Corporate securities	26,333,213	1,149,978	(368,773)	27,114,418
Residential mortgage backed securities	1,166,944	91,445	(3,554)	1,254,835
Commercial mortgage backed securities	5,422,255	59,994	(117,014)	5,365,235
Other asset backed securities	1,795,355	31,471	(20,703)	1,806,123
	$39,953,955	$1,691,257	$(584,718)	$41,060,494
Held for investment:
Corporate security	$76,825	$—	$(8,059)	$68,766

Other investments: equity securities, available for sale:
Finance, insurance, and real estate	$7,521	$479	$—	$8,000
At March 31, 2017, 36% of our fixed income securities have call features, of which 1.4% ($584.9 million) were subject to call redemption and another 1.8% ($744.5 million) will become subject to call redemption during the next twelve months. Approximately 71% of our fixed income securities that have call features are not callable until within six months of their stated maturities.

The amortized cost and fair value of fixed maturity securities at March 31, 2017, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$250,055	$255,489	$—	$—
Due after one year through five years	3,018,037	3,173,708	—	—
Due after five years through ten years	11,869,326	12,056,727	—	—
Due after ten years through twenty years	8,834,516	9,391,491	—	—
Due after twenty years	8,460,543	8,863,365	76,878	70,795
	32,432,477	33,740,780	76,878	70,795
Residential mortgage backed securities	1,119,318	1,200,040	—	—
Commercial mortgage backed securities	5,406,475	5,383,942	—	—
Other asset backed securities	1,759,463	1,780,604	—	—
	$40,717,733	$42,105,366	$76,878	$70,795
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$1,388,099	$1,107,018
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(769,623)	(618,661)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	(216,467)	(170,925)
Net unrealized gains reported as accumulated other comprehensive income	$424,543	$339,966
The National Association of Insurance Commissioners (“NAIC”) assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations (“NRSRO’s”). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered “investment grade” while NAIC Class 3 through 6 designations are considered “non-investment grade.” Based on the NAIC designations, we had 97% of our fixed maturity portfolio rated investment grade at both March 31, 2017 and December 31, 2016, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	March 31, 2017		December 31, 2016
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$25,850,507	$26,875,133	$25,607,268	$26,507,798
2	13,612,067	14,013,896	13,037,592	13,295,648
3	1,187,828	1,151,654	1,201,059	1,155,702
4	111,827	104,462	154,226	137,188
5	19,537	21,840	17,475	24,664
6	12,845	9,176	13,160	8,260
	$40,794,611	$42,176,161	$40,030,780	$41,129,260

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 1,233 and 1,514 securities, respectively) have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2017
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$7,275	$(252)	$—	$—	$7,275	$(252)
United States Government sponsored agencies	989,089	(53,376)	—	—	989,089	(53,376)
United States municipalities, states and territories	367,378	(18,903)	—	—	367,378	(18,903)
Foreign government obligations	24,941	(147)	11,844	(2,500)	36,785	(2,647)
Corporate securities:
Finance, insurance and real estate	1,443,090	(52,452)	109,375	(8,578)	1,552,465	(61,030)
Manufacturing, construction and mining	721,674	(20,261)	210,686	(15,139)	932,360	(35,400)
Utilities and related sectors	1,342,397	(33,268)	53,702	(4,018)	1,396,099	(37,286)
Wholesale/retail trade	596,682	(21,288)	29,917	(1,691)	626,599	(22,979)
Services, media and other	1,874,016	(61,940)	640,141	(59,857)	2,514,157	(121,797)
Residential mortgage backed securities	81,636	(3,406)	8,197	(757)	89,833	(4,163)
Commercial mortgage backed securities	2,732,202	(88,183)	931	(41)	2,733,133	(88,224)
Other asset backed securities	555,010	(6,660)	108,450	(7,736)	663,460	(14,396)
	$10,735,390	$(360,136)	$1,173,243	$(100,317)	$11,908,633	$(460,453)
Held for investment:
Corporate security:
Insurance	$—	$—	$70,795	$(6,083)	$70,795	$(6,083)

December 31, 2016
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$7,405	$(288)	$—	$—	$7,405	$(288)
United States Government sponsored agencies	995,548	(46,913)	—	—	995,548	(46,913)
United States municipalities, states and territories	463,409	(22,393)	—	—	463,409	(22,393)
Foreign government obligations	29,158	(913)	20,388	(4,167)	49,546	(5,080)
Corporate securities:
Finance, insurance and real estate	1,940,107	(70,421)	82,907	(7,723)	2,023,014	(78,144)
Manufacturing, construction and mining	1,199,420	(34,304)	311,591	(23,273)	1,511,011	(57,577)
Utilities and related sectors	1,401,650	(45,015)	58,597	(5,820)	1,460,247	(50,835)
Wholesale/retail trade	637,121	(18,880)	29,719	(1,930)	666,840	(20,810)
Services, media and other	2,539,519	(82,196)	716,857	(79,211)	3,256,376	(161,407)
Residential mortgage backed securities	81,762	(3,463)	1,853	(91)	83,615	(3,554)
Commercial mortgage backed securities	3,148,395	(116,938)	895	(76)	3,149,290	(117,014)
Other asset backed securities	751,533	(12,289)	146,167	(8,414)	897,700	(20,703)
	$13,195,027	$(454,013)	$1,368,974	$(130,705)	$14,564,001	$(584,718)
Held for investment:
Corporate security:
Insurance	$—	$—	$68,766	$(8,059)	$68,766	$(8,059)
Based on the results of our process for evaluating available for sale securities in unrealized loss positions for other than temporary impairments, which is discussed in detail later in this footnote, we have determined that the unrealized losses on the securities in the preceding table are temporary. The unrealized losses at March 31, 2017 are principally related to timing of the purchases of these securities, which carry less yield than those available at March 31, 2017.

The commodity related sectors had most of the gross unrealized losses in our corporate fixed income securities portfolio as of March 31, 2017 and December 31, 2016. Commodity prices, specifically oil, gas and base metals, declined significantly in late 2015 and early 2016, but prices have risen in the latter part of 2016 and 2017 to levels that appear sustainable and should support prices and NRSRO ratings longer term. The value of oil has been significantly depressed as the amount of supply from new production has exceeded demand. In addition, iron ore and other key industrial metals have depressed prices as investors perceive the economic slowdown in Asia Pacific will curb demand as supply remains high. The companies in the metal and mining sectors experienced the largest decline in values of their debt in late 2015. In the above table, oil and metals and mining exposure is reflected within the foreign government; manufacturing, construction and mining; utilities and related sectors and services, media and other categories. Within these sectors, we continue to monitor the impact to our investment portfolio for those companies that may be adversely affected, both directly and indirectly. Even though the energy holdings and a majority of the metals and mining holdings have seen significant improvements in values as oil and iron ore prices have increased, they could continue to see price volatility and possible downgrades in credit ratings. If oil and commodity prices fall lower and remain at depressed levels for an extended period of time or decline further, certain issuers and investments may come under further stress. At this time, we believe the unrealized losses are temporary due to the fact that the price decline is driven by an over-supply of oil in the energy sector, which we feel is unsustainable long term. Our exposure is in companies that we believe have more financial flexibility and significant operational scale to manage through the downturn. In addition, price declines in the metal and mining sector have been heavily influenced by excess production and softer demand. Companies in the mining sector are more susceptible to rating downgrades and we believe companies will be under continued financial strain at the current commodity price structure. We believe company issuers in our portfolio will be able to meet their debt service obligations.
Approximately 86% of the unrealized losses on fixed maturity securities shown in the above table for both March 31, 2017 and December 31, 2016, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the fixed maturity securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains on investments for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$(1,976)	$2,245
Investments carried at fair value:
Fixed maturity securities, available for sale	$281,094	$1,115,085
Equity securities, available for sale	(13)	(17)
	281,081	1,115,068
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(150,962)	(609,751)
Deferred income tax asset/liability	(45,542)	(176,861)
	(196,504)	(786,612)
Change in net unrealized gains on investments carried at fair value	$84,577	$328,456
Proceeds from sales of available for sale securities for the three months ended March 31, 2017 and 2016 were $186.5 million and $59.4 million, respectively. Scheduled principal repayments, calls and tenders for available for sale securities for the three months ended March 31, 2017 and 2016 were $330.8 million and $522.3 million, respectively.

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains on investments, excluding net OTTI losses for the three months ended March 31, 2017 and 2016, are as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$5,572	$1,487
Gross realized losses	(3,563)	(1,231)
	2,009	256
Other investments:
Gain on sale of real estate	29	131
Loss on sale of real estate	—	(92)
	29	39
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	300	(948)
Recovery of specific allowance	—	3,340
	300	2,392
	$2,338	$2,687
Losses on available for sale fixed maturity securities were realized primarily due to strategies to reposition the fixed maturity security portfolio that result in improved net investment income, credit risk or duration profiles as they pertain to our asset liability management. Securities were sold at losses in 2017 and 2016 due to our long-term fundamental concern with the issuers' ability to meet their future financial obligations.
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
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the three months ended March 31, 2017 and 2016, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Three months ended March 31, 2017
Prime	2005	7.7%	7.7%	8%	8%	50%	50%
	2007	6.2%	6.3%	15%	18%	50%	60%

Three months ended March 31, 2016
Prime	2006	7.3%	7.3%	13%	13%	50%	50%
	2007	6.2%	6.4%	18%	31%	50%	55%
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

The following table summarizes other than temporary impairments for the three months ended March 31, 2017 and 2016, by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized in (from) Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Three months ended March 31, 2017
Fixed maturity securities, available for sale:
Residential mortgage backed securities	3	$—	$(141)	$(141)

Three months ended March 31, 2016
Fixed maturity securities, available for sale:
Corporate securities:
Energy	2	$(642)	$—	$(642)
Telecommunications	1	(4,462)	562	(3,900)
Utilities	1	(136)	—	(136)
Residential mortgage backed securities	4	—	(238)	(238)
Commercial mortgage backed securities	3	(778)	—	(778)
	11	$(6,018)	$324	$(5,694)
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(166,375)	$(145,824)
Credit losses on securities for which OTTI has not previously been recognized	—	(5,456)
Additional credit losses on securities for which OTTI has previously been recognized	(141)	(238)
Accumulated losses on securities that were disposed of during the period	13,939	—
Cumulative credit loss at end of period	$(152,577)	$(151,518)
The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security, for securities that are part of our investment portfolio at March 31, 2017 and December 31, 2016:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
March 31, 2017
Fixed maturity securities, available for sale:
Corporate securities	$10,496	$(4,263)	$10,356	$16,589
Residential mortgage backed securities	347,911	(169,799)	198,785	376,897
Other asset backed securities	4,854	(1,643)	(1,859)	1,352
	$363,261	$(175,705)	$207,282	$394,838
December 31, 2016
Fixed maturity securities, available for sale:
Corporate securities	$17,549	$(5,910)	$13,566	$25,205
Residential mortgage backed securities	368,862	(169,941)	205,854	404,775
Commercial mortgage backed securities	6,596	—	(107)	6,489
Other asset backed securities	6,683	(1,643)	(1,566)	3,474
	$399,690	$(177,494)	$217,747	$439,943

4. Mortgage Loans on Real Estate
Our mortgage loan portfolio is summarized in the following table. There were commitments outstanding of $56.8 million at March 31, 2017.

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Principal outstanding	$2,516,370	$2,490,619
Loan loss allowance	(8,127)	(8,427)
Deferred prepayment fees	(1,252)	(1,236)
Carrying value	$2,506,991	$2,480,956
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

	March 31, 2017		December 31, 2016
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$622,220	24.7%	$635,434	25.5%
Middle Atlantic	154,097	6.1%	151,640	6.1%
Mountain	241,197	9.6%	235,932	9.5%
New England	12,610	0.5%	12,724	0.5%
Pacific	403,297	16.0%	385,683	15.5%
South Atlantic	546,519	21.7%	519,065	20.8%
West North Central	313,751	12.5%	325,447	13.1%
West South Central	222,679	8.9%	224,694	9.0%
	$2,516,370	100.0%	$2,490,619	100.0%
Property type distribution
Office	$297,522	11.8%	$308,578	12.4%
Medical Office	38,637	1.6%	50,780	2.1%
Retail	910,986	36.2%	886,942	35.6%
Industrial/Warehouse	709,366	28.2%	700,644	28.1%
Apartment	380,630	15.1%	375,837	15.1%
Mixed use/other	179,229	7.1%	167,838	6.7%
	$2,516,370	100.0%	$2,490,619	100.0%
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

The following table presents a rollforward of our specific and general valuation allowances for mortgage loans on real estate:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(1,327)	$(7,100)	$(7,842)	$(6,300)
Charge-offs	—	—	—	—
Recoveries	—	—	3,340	—
Change in provision for credit losses	—	300	(1,248)	300
Ending allowance balance	$(1,327)	$(6,800)	$(5,750)	$(6,000)
The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Individually evaluated for impairment	$4,595	$4,640
Collectively evaluated for impairment	2,511,775	2,485,979
Total loans evaluated for impairment	$2,516,370	$2,490,619
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
We did not own any real estate during the three months ended March 31, 2017. The following table summarizes the activity in real estate owned, included in Other investments, which was obtained in satisfaction of mortgage loans on real estate during the three months ended March 31, 2016:

Three Months Ended March 31,
2016
(Dollars in thousands)
Real estate owned at beginning of period	$6,485
Real estate acquired in satisfaction of mortgage loans	—
Additions	—
Sales	(1,106)
Impairments	—
Depreciation	(23)
Real estate owned at end of period	$5,356
We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,514,816	$2,489,028
In workout	1,554	1,591
Delinquent	—	—
Collateral dependent	—	—
	$2,516,370	$2,490,619

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
Mortgage loans are considered delinquent when they become 60 days or more past due. In general, when loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. There were no loans in non-accrual status at March 31, 2017 or December 31, 2016.
We define collateral dependent loans as those mortgage loans for which we will depend on the value of the collateral real estate to satisfy the outstanding principal of the loan.
All of our commercial mortgage loans depend on the cash flow of the borrower to be at a sufficient level to service the principal and interest payments as they come due. In general, cash inflows of the borrowers are generated by collecting monthly rent from tenants occupying space within the borrowers' properties. Our borrowers face collateral risks such as tenants going out of business, tenants struggling to make rent payments as they become due, and tenants canceling leases and moving to other locations. We have a number of loans where the real estate is occupied by a single tenant. Our borrowers sometimes face both a reduction in cash flow on their mortgage property as well as a reduction in the fair value of the real estate collateral. If borrowers are unable to replace lost rent revenue and increases in the fair value of their property do not materialize, we could potentially incur more losses than what we have allowed for in our specific and general loan loss allowances.
Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
March 31, 2017	$6,791	$—	$—	$6,791	$2,509,579	$—	$2,516,370
December 31, 2016	$2,737	$—	$—	$2,737	$2,487,882	$—	$2,490,619
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

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
March 31, 2017
Mortgage loans with an allowance	$3,268	$4,595	$(1,327)
Mortgage loans with no related allowance	1,554	1,554	—
	$4,822	$6,149	$(1,327)
December 31, 2016
Mortgage loans with an allowance	$3,313	$4,640	$(1,327)
Mortgage loans with no related allowance	1,591	1,591	—
	$4,904	$6,231	$(1,327)

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Three months ended March 31, 2017
Mortgage loans with an allowance	$3,291	$72
Mortgage loans with no related allowance	1,572	23
	$4,863	$95
Three months ended March 31, 2016
Mortgage loans with an allowance	$13,999	$264
Mortgage loans with no related allowance	1,709	26
	$15,708	$290
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. A summary of mortgage loans on commercial real estate with outstanding principal at March 31, 2017 and December 31, 2016 that we determined to be TDRs are as follows:

Geographic Region	Number of TDRs	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
March 31, 2017
South Atlantic	1	$2,993	$—	$2,993
East North Central	1	1,998	(467)	1,531
	2	$4,991	$(467)	$4,524
December 31, 2016
South Atlantic	1	$3,004	$—	$3,004
East North Central	1	2,020	(467)	1,553
	2	$5,024	$(467)	$4,557

5. Derivative Instruments
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$1,033,552	$830,519
Other assets
Interest rate caps	804	1,082
	$1,034,356	$831,601
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$7,051,000	$6,563,288
Other liabilities
Interest rate swap	1,729	2,113
	$7,052,729	$6,565,401
The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$386,736	$(70,751)
Interest rate swap	75	(2,644)
Interest rate caps	(278)	(670)
	$386,533	$(74,065)
Change in fair value of embedded derivatives:
Fixed index annuities—embedded derivatives	$76,210	$179,715
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	147,960	86,142
	$224,170	$265,857
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
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			March 31, 2017		December 31, 2016
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	A1	$5,676,888	$209,569	$5,958,884	$178,477
Barclays	A-	A1	3,631,850	109,490	3,441,832	89,721
BNP Paribas	A	A1	1,483,850	31,512	1,199,265	19,598
Citibank, N.A.	A+	A1	3,897,329	142,794	4,038,528	97,094
Credit Suisse	A	A1	3,082,459	65,735	2,130,710	44,242
Deutsche Bank	A-	Baa2	134	—	25,935	892
J.P. Morgan	A+	Aa3	1,637,316	37,722	1,785,583	19,645
Morgan Stanley	A+	A1	2,720,647	86,570	2,543,421	64,425
Royal Bank of Canada	AA-	Aa3	3,209,624	119,076	3,384,310	103,510
SunTrust	A-	Baa1	2,717,302	89,869	2,375,418	72,990
Wells Fargo	AA-	Aa2	3,648,407	127,924	3,850,842	130,545
Exchange traded			407,302	13,291	313,354	9,380
			$32,113,108	$1,033,552	$31,048,082	$830,519
As of March 31, 2017 and December 31, 2016, we held $1.1 billion and $0.8 billion, respectively, of cash and cash equivalents and other securities from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $35.2 million and $55.5 million at March 31, 2017 and December 31, 2016, respectively.
The future annual index credits on our fixed index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. We must value both the call options and the related forward embedded options in the policies at fair value.
We entered into an interest rate swap and interest rate caps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures. See Note 10 in our Annual Report on Form 10-K for the year ended December 31, 2016 for more information on our subordinated debentures. The terms of the interest rate swap provide that we pay a fixed rate of interest and receive a floating rate of interest. The terms of the interest rate caps limit the three month London Interbank Offered Rate ("LIBOR") to 2.50%. The interest rate swap and caps are not effective hedges under accounting guidance for derivative instruments and hedging activities. Therefore, we record the interest rate swap and caps at fair value and any net cash payments received or paid are included in the change in fair value of derivatives in the unaudited consolidated statements of operations.
Details regarding the interest rate swap are as follows:

	Notional		Pay		March 31, 2017	December 31, 2016
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	LIBOR	2.415%	SunTrust	$(1,729)	$(2,113)

Details regarding the interest rate caps are as follows:

	Notional		Cap		March 31, 2017	December 31, 2016
Maturity Date	Amount	Floating Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	LIBOR	2.50%	SunTrust	$402	$542
July 8, 2021	12,000	LIBOR	2.50%	SunTrust	121	163
July 29, 2021	27,000	LIBOR	2.50%	SunTrust	281	377
	$79,000				$804	$1,082
The interest rate swap converts floating rates to fixed rates for seven years which began in March 2014. The interest rate caps cap our interest rates for seven years which began in July 2014. As of March 31, 2017, we deposited $1.0 million of collateral with the counterparty to the swap.
6. Notes and Loan Payable and Amounts Due Under Repurchase Agreements
Notes and loan payable includes the following:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Senior notes due 2021
Principal	400,000	400,000
Unamortized debt issue costs	(5,463)	(5,733)
Term loan due 2019
Principal	100,000	100,000
Unamortized debt issue costs	(466)	(512)
	$494,071	$493,755
On September 30, 2016, we entered into a credit agreement with six banks that provided for a $150 million unsecured revolving line of credit (the "Revolving Facility") that terminates on September 30, 2021 and a $100 million term loan (the "Term Loan") that terminates on September 30, 2019 and can be prepaid prior to maturity without penalty. The Term Loan must be prepaid or paid down with the net cash proceeds received from the issuance of debt securities as defined in the credit agreement. We utilized the proceeds from the Term Loan to make a contribution to the capital and surplus of our subsidiary, American Equity Investment Life Insurance Company ("American Equity Life"). Any proceeds from the Revolving Facility will be used to finance our general corporate purposes. Interest is paid quarterly on the Term Loan. The interest rate for all borrowings under the credit agreement is floating at a rate based on our election that will be equal to the alternate base rate (as defined in the credit agreement) plus the applicable margin or the adjusted LIBOR rate (as defined in the credit agreement) plus the applicable margin. We also pay a commitment fee based on the available unused portion of the Revolving Facility. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the borrowings. Based upon our current credit rating, the applicable margin is 0.75% for alternate base rate borrowings and 1.75% for adjusted LIBOR rate borrowings, and the commitment fee is 0.275%. The interest rate in effect on the Term Loan during the three months ended March 31, 2017 was 3.125%. Under this agreement, we are required to maintain a minimum risk-based capital ratio at our subsidiary, American Equity Life, of 275%, a maximum ratio of adjusted debt to total adjusted capital of 0.35, and a minimum level of statutory surplus at American Equity Life equal to the sum of 1) 80% of statutory surplus at June 30, 2016, 2) 50% of the statutory net income for each fiscal quarter ending after June 30, 2016, and 3) 50% of all capital contributed to American Equity Life after June 30, 2016. The Revolving Facility contains an accordion feature that allows us, on up to three occasions and subject to credit availability, to increase the credit facility by an additional $50 million in the aggregate. We also have the ability to extend the maturity date of the Revolving Facility by an additional one year past the initial maturity date of September 30, 2021 with the consent of the extending banks. There are currently no guarantors of the Revolving Facility or the Term Loan, but certain of our subsidiaries must guarantee our obligations under the credit agreement if such subsidiaries guarantee other material amounts of our debt. No amounts were outstanding under the Revolving Facility at March 31, 2017. As of March 31, 2017, $658.8 million is unrestricted and could be distributed to shareholders and still be in compliance with all covenants under this credit agreement.
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $102.8 million and the maximum amount borrowed was $274.5 million during the three months ended March 31, 2017. We had no borrowings under repurchase agreements during the three months ended March 31, 2016. The weighted average interest rate on amounts due under repurchase agreements was 0.64% for the three months ended March 31, 2017.

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
There can be no assurance that any pending or future litigation will not have a material adverse effect on our business, financial condition, or results of operations.
In addition to our commitments to fund mortgage loans, we have unfunded commitments at March 31, 2017 to limited partnerships of $48.6 million and to secured bank loans of $36.9 million.
8. Earnings (Loss) Per Share and Stockholders' Equity
Earnings (Loss) Per Share
The following table sets forth the computation of earnings (loss) per common share and earnings (loss) per common share - assuming dilution:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) - numerator for earnings (loss) per common share	$53,939	$(44,841)

Denominator:
Weighted average common shares outstanding (1)	88,647,078	82,128,911
Effect of dilutive securities:
2015 warrants	—	60,878
Stock options and deferred compensation agreements	948,317	492,567
Restricted stock and restricted stock units	380,217	279,139
Denominator for earnings (loss) per common share - assuming dilution	89,975,612	82,961,495

Earnings (loss) per common share	$0.61	$(0.55)
Earnings (loss) per common share - assuming dilution	$0.60	$(0.55)

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan.
Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
		Minimum	Maximum
Three months ended March 31, 2017	—	$—	$—
Three months ended March 31, 2016	1,061,541	$24.79	$24.79

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at March 31, 2017, and the unaudited consolidated results of operations for the three month periods ended March 31, 2017 and 2016, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 and Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2017.
Our Business and Profitability
We specialize in the sale of individual annuities (primarily deferred annuities) and, to a significantly lesser extent, we also sell life insurance policies. Under U.S. generally accepted accounting principles ("GAAP"), premium collections for deferred annuities are reported as deposit liabilities instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liabilities for policyholder account balances and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders, net realized gains (losses) on investments and changes in fair value of derivatives. Components of expenses for products accounted for as deposit liabilities are interest sensitive and index product benefits (primarily interest credited to account balances and changes in lifetime income benefit rider reserves), changes in fair value of embedded derivatives, amortization of deferred sales inducements and deferred policy acquisition costs, other operating costs and expenses and income taxes.
Our business model contemplates continued growth in invested assets and non-GAAP operating income while maintaining a high quality investment portfolio that will not experience significant losses from impairments of invested assets. We are committed to maintaining a high quality investment portfolio with limited exposure to below investment grade securities and other riskier assets. Growth in invested assets is predicated on a continuation of our high sales achievements of the last five years while at the same time maintaining a high level of retention of the funds received. The economic and personal investing environments continued to be conducive for high sales levels as retirees and others look to put their money in instruments that will protect their principal and provide them with consistent cash flow sources in their retirement years. However, our sales slowed in the last half of 2016 and first quarter of 2017 as competition in our distribution channels escalated and rates from several of our competitors were appreciably above prior levels. Sales of our products by independent agents may come under further pressure during 2017 if the U.S. Department of Labor ("DOL") fiduciary rule is not delayed, repealed, revised or overturned through litigation.
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

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended March 31,
	2017	2016
Average yield on invested assets	4.48%	4.58%
Aggregate cost of money	1.77%	1.93%
Aggregate investment spread	2.71%	2.65%

Impact of:
Investment yield - additional prepayment income	0.07%	0.08%
Cost of money effect of over hedging	0.05%	—%
The cost of money for fixed index annuities and average crediting rates for fixed rate annuities are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2016. With respect to our fixed index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate strategy, expenses we incur to fund the annual index credits and where applicable, minimum guaranteed interest credited. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities and Financial Condition - Derivative Instruments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2016.
We are currently in the midst of an unprecedented period of low interest rates and low yields for investments with the credit quality we prefer which presents a strong headwind to achieving our target rate for investment spread. In response to this persistent low interest rate environment, we have been reducing policyholder crediting rates for new annuities and existing annuities since the fourth quarter of 2011. Spread results for the 2017 and 2016 periods reflect the benefits from these reductions; however, the reductions in cost of money have been less than and were offset by lower yields from investment purchases.
Renewal rate adjustments covering $16 - 17 billion of policyholder account values began on September 1, 2016, and should lower the overall cost of money by 8 basis points when fully implemented. In addition, we began applying renewal rate adjustments on $7.4 billion of policyholder account values beginning on December 6, 2016. These adjustments will be implemented over the next 9 to 12 months on policy anniversary dates and are expected to reduce a portion of the 0.49% cost of money differential between existing rates and guaranteed minimum rates we had at March 31, 2017.
Investment yields available to us in the first quarter of 2017 increased compared to the last six months of 2016, however they remain below our portfolio rate and have retracted subsequent to the end of the first quarter. Investment yields at these levels will continue to put downward pressure on our investment spread and product returns.
Life insurance companies are subject to the NAIC risk-based capital ("RBC") requirements which are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Rating agencies utilize a form of RBC to partially determine capital strength of insurance companies. Our RBC ratio at December 31, 2016 was 342%, and our estimated RBC ratio at March 31, 2017 was 353%.
Results of Operations for the Three Months Ended March 31, 2017 and 2016
Annuity deposits by product type collected during the three months ended March 31, 2017 and 2016, were as follows:

	Three Months Ended March 31,
Product Type	2017	2016
	(Dollars in thousands)
Fixed index annuities	$1,028,839	$1,688,002
Annual reset fixed rate annuities	14,843	16,705
Multi-year fixed rate annuities	29,901	385,032
Single premium immediate annuities	5,551	5,314
Total before coinsurance ceded	1,079,134	2,095,053
Coinsurance ceded	71,074	460,986
Net after coinsurance ceded	$1,008,060	$1,634,067

Annuity deposits before and after coinsurance ceded decreased 48% and 38%, respectively, during the first quarter of 2017 compared to the same period in 2016. The decrease in sales for the three months ended March 31, 2017 primarily reflects continued competitive pressures within each of our distribution channels along with uncertainty regarding the DOL fiduciary rule. The relatively smaller decline in net sales compared to gross sales is due to a decrease in coinsurance ceded premiums as a result of significantly lower sales of multi-year rate guaranteed ("MYGA") fixed annuity product which are substantially coinsured, a reduction in the portion of Eagle Life Insurance Company's ("Eagle Life") fixed index annuity sales that are coinsured and lower sales of Eagle Life's fixed index annuity products.
We coinsure 80% of the premiums received from MYGA fixed annuity products and 50% of the fixed index annuities sold by Eagle Life through broker/dealers and banks. Prior to January 1, 2017, we coinsured 80% of the premiums received from MYGA fixed annuity products and 80% of the fixed index annuities sold by Eagle Life.
Net income (loss), in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 9% to $45.6 billion for the first quarter of 2017 compared to $41.9 billion for the same period in 2016. Our investment spread measured in dollars was $278.6 million for the first quarter of 2017 compared to $243.6 million for the same period in 2016. As previously mentioned, our investment spread has been negatively impacted by the extended low interest rate environment (see Net investment income).
Net income (loss) is also impacted by the change in fair value of derivatives and embedded derivatives which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income (loss) for the three months ended March 31, 2017 and 2016 was negatively impacted by decreases in the discount rates used to estimate the fair value of our embedded derivative liabilities during the period.
We periodically revise the key assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. We review these assumptions quarterly and based on the results of our first quarter 2017 review, no assumptions were revised. Based on the results of our first quarter 2016 review, we lowered future investment spread assumptions. Review of the investment spread assumptions for the last quarter of 2015 and first quarter of 2016 as compared to actual investment spreads being earned showed actual investment spread and gross profits being less than what we were assuming in our models due to decreases in the average yield earned on invested assets resulting from the continued low interest rate environment.
Net loss for the 2016 period includes effects from unlocking as follows:

Three Months Ended March 31,
2016
(Dollars in thousands)
Increase in amortization of deferred sales inducements	$17,892
Increase in amortization of deferred policy acquisition costs	26,084
Effect on net income (loss)	(28,365)
Non-GAAP operating income increased 184% to $59.6 million in the first quarter of 2017 compared to $21.0 million for the same period in 2016.
In addition to net income (loss), we have consistently utilized non-GAAP operating income, a non-GAAP financial measure commonly used in the life insurance industry, as an economic measure to evaluate our financial performance. Non-GAAP operating income equals net income (loss) adjusted to eliminate the impact of items that fluctuate from quarter to quarter in a manner unrelated to core operations, and we believe measures excluding their impact are useful in analyzing operating trends. The most significant adjustments to arrive at non-GAAP operating income eliminate the impact of fair value accounting for our fixed index annuity business and are not economic in nature but rather impact the timing of reported results. We believe the combined presentation and evaluation of non-GAAP operating income together with net income (loss) provides information that may enhance an investor's understanding of our underlying results and profitability.
Non-GAAP operating income is not a substitute for net income (loss) determined in accordance with GAAP. The adjustments made to derive non-GAAP operating income are important to understand our overall results from operations and, if evaluated without proper context, non-GAAP operating income possesses material limitations. As an example, we could produce a low level of net income in a given period, despite strong operating performance, if in that period we experience significant net realized losses from our investment portfolio. We could also produce a high level of net income in a given period, despite poor operating performance, if in that period we generate significant net realized gains from our investment portfolio. As an example of another limitation of operating income, it does not include the decrease in cash flows expected to be collected as a result of credit loss OTTI. Therefore, our management reviews net realized investment gains and analyses of our net investment income, including impacts related to OTTI write-downs, in connection with their review of our investment portfolio. In addition, our management examines net income (loss) as part of their review of our overall financial results.

The adjustments made to net income (loss) to arrive at non-GAAP operating income for the three months ended March 31, 2017 and 2016 are set forth in the table that follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Reconciliation of net income (loss) to non-GAAP operating income:
Net income (loss)	$53,939	$(44,841)
Adjustments to arrive at non-GAAP operating income:
Net realized (gains) losses and net OTTI losses on investments, net of offsets	(1,942)	1,155
Change in fair value of derivatives and embedded derivatives - index annuities, net of offsets	10,977	97,549
Change in fair value of derivatives - debt	(247)	2,764
Income taxes	(3,105)	(35,629)
Non-GAAP operating income	$59,622	$20,998
The amounts disclosed in the reconciliation above are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs where applicable.
Non-GAAP operating income for the three months ended March 31, 2016 includes expense from unlocking which increased amortization of deferred sales inducements by $18.1 million and amortization of deferred policy acquisition costs by $26.3 million and decreased non-GAAP operating income by $28.6 million.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 19% to $43.6 million in the first quarter of 2017 compared to $36.5 million for the same period in 2016. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Surrender charges	$13,634	$14,565
Lifetime income benefit riders (LIBR) fees	29,938	21,940
	$43,572	$36,505

Withdrawals from annuity policies subject to surrender charges	$107,219	$114,762
Average surrender charge collected on withdrawals subject to surrender charges	12.7%	12.7%

Fund values on policies subject to LIBR fees	$4,296,670	$3,411,608
Weighted average per policy LIBR fee	0.70%	0.64%
The increase in annuity product charges was primarily attributable to increases in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee and an increase in the average fees being charged as compared to prior periods. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders. Surrender charges decreased in 2017 due to a decrease in withdrawals from annuity policies subject to surrender charges.
Net investment income increased 8% to $485.6 million in the first quarter of 2017 compared to $450.8 million for the same period in 2016. The increase was principally attributable to the growth in our annuity business and a corresponding increase in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 10% to $43.6 billion for the first quarter of 2017 compared to $39.5 billion for the same period in 2016.
The average yield earned on average invested assets was 4.48% for the first quarter of 2017 compared to 4.58% for the same period in 2016. The decrease in yield earned on average invested assets was attributable to the investment of new premiums and portfolio cash flows during the first quarter of 2017 and the last three quarters of 2016 at rates below the overall portfolio yield partially offset by lower cash balances. The average yield on fixed income securities purchased and commercial mortgage loans funded in the three months ended March 31, 2017 was 4.13%, compared to 4.14% for the same period in 2016. The average balance for cash and short-term investments was $111 million during the three months ended March 31, 2017 compared to $807 million for the same period in 2016. The unfavorable impact from lower new money investment yields was offset by non-trendable investment income items which added ten basis points to the first quarter of 2017 and 2016 average yield on invested assets.

Change in fair value of derivatives consists of call options purchased to fund annual index credits on fixed index annuities, and an interest rate swap and interest rate caps that hedge our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$205,400	$(109,640)
Change in unrealized gains/losses	181,336	38,889
Interest rate swap	75	(2,644)
Interest rate caps	(278)	(670)
	$386,533	$(74,065)
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three months ended March 31, 2017 and 2016 is as follows:

Three Months Ended March 31,
	2017	2016
S&P 500 Index
Point-to-point strategy	1.0% - 13.3%	0.0% - 0.0%
Monthly average strategy	0.1% - 10.6%	0.0% - 2.9%
Monthly point-to-point strategy	0.0% - 15.2%	0.0% - 0.0%
Fixed income (bond index) strategies	0.0% - 4.1%	0.0% - 5.7%
The change in fair value of derivatives is also influenced by the aggregate cost of options purchased. The aggregate cost of options has increased primarily due to an increased amount of fixed index annuities in force. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2016.
Net realized gains on investments, excluding OTTI losses include gains and losses on the sale of securities and impairment losses on mortgage loans on real estate which fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments, as well as gains (losses) recognized on real estate owned due to any sales and impairments on long-lived assets. The components of net realized gains on investments are set forth in the table that follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$5,572	$1,487
Gross realized losses	(3,563)	(1,231)
	2,009	256
Other investments:
Gain on sale of real estate	29	131
Loss on sale of real estate	—	(92)
	29	39
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	300	(948)
Recovery of specific allowance	—	3,340
	300	2,392
	$2,338	$2,687

Losses on available for sale fixed maturity securities were realized primarily due to strategies to reposition the fixed maturity security portfolio that resulted in improved net investment income, risk or duration profiles as they pertain to our asset liability management. Securities were sold at losses in 2017 and 2016 due to our long-term fundamental concern with the issuer's ability to meet their future financial obligations. See Financial Condition - Investments and Note 4 to our unaudited consolidated financial statements for additional discussion of allowance for credit losses recognized on mortgage loans on real estate.
Net OTTI losses recognized in operations decreased to $0.1 million in the first quarter of 2017 compared to $5.7 million for the same period in 2016. See Financial Condition - Other Than Temporary Impairments and Note 3 to our unaudited consolidated financial statements for additional discussion of other than temporary impairments recognized during the periods presented.
Interest sensitive and index product benefits increased 329% to $419.1 million in the first quarter of 2017 compared to $97.7 million for the same period in 2016. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Index credits on index policies	$321,880	$6,531
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	67,006	64,512
Lifetime income benefit riders	30,253	26,628
	$419,139	$97,671
The increase in index credits was attributable to changes in the appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $326.6 million for the three months ended March 31, 2017, compared to $6.7 million for the same period in 2016. The increase in interest credited was primarily due to increases in average amount of annuity liabilities outstanding receiving a fixed rate of interest offset by lower crediting rates on those liabilities. The increase in benefits recognized for lifetime income benefit riders was due to an increase in the number of policies with lifetime income benefit riders and correlates to the increase in fees discussed in Annuity product charges.
The reserve (net of coinsurance ceded) held for lifetime income benefit riders was $563.6 million and $533.4 million at March 31, 2017 and December 31, 2016, respectively.
Amortization of deferred sales inducements, in general, has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 88% of our net annuity account values at both March 31, 2017 and March 31, 2016. The increases in amortization from these factors have been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$67,784	$75,481
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(5,588)	(47,166)
Net realized gains (losses) on investments and net OTTI losses recognized in operations	129	(836)
Amortization of deferred sales inducements after gross profit adjustments	$62,325	$27,479
See Net income (loss) and Non-GAAP operating income above for discussion of the impact of unlocking on amortization of deferred sales inducements for the three months ended March 31, 2016. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2016.

Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives (see Note 5 to our unaudited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)

Fixed index annuities - embedded derivatives	$76,210	$179,715
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	147,960	86,142
	$224,170	$265,857
The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in discount rates used in estimating our embedded derivative liabilities; and (iii) the growth in the host component of the policy liability. The amounts presented as "Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting" represents the total change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date, less the change in fair value of our fixed index annuities embedded derivative. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2016. The primary reasons for the decrease in the change in fair value of the fixed index annuity embedded derivatives during the three months ended March 31, 2017 were a smaller decrease in the discount rate used in estimating the fair value of our liability during the first three months of 2017 as compared to the first three months of 2016 offset by an increase in the expected index credits on the next policy anniversary dates resulting from a larger increase in the fair value of the call options acquired to fund these index credits during the first three months of 2017 as compared to the first three months of 2016. The discount rates used in estimating our embedded derivative liabilities fluctuate based on changes in the general level of interest rates.
Interest expense on notes and loan payable increased 12% to $7.7 million in the first quarter of 2017 compared to $6.9 million for the same period in 2016. The increase in interest expense was attributable to interest expense on the $100 million variable rate term loan originated on September 30, 2016.
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

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$95,431	$109,598
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(5,878)	(58,869)
Net realized gains (losses) on investments and net OTTI losses recognized in operations	125	(1,016)
Amortization of deferred policy acquisition costs after gross profit adjustments	$89,678	$49,713
See Net income (loss) and Non-GAAP operating income above for discussion of the impact of unlocking on amortization of deferred policy acquisition costs for the three months ended March 31, 2016. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2016.

Other operating costs and expenses increased 3% to $27.6 million in the first quarter of 2017 compared to $26.8 million for the same period in 2016 and are summarized as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Salary and benefits	$13,777	$14,074
Risk charges	7,055	6,776
Other	6,747	5,980
Total other operating costs and expenses	$27,579	$26,830
The three months ended March 31, 2017 reflect a net decrease in salary and benefits of approximately $0.3 million as compared to the same period in 2016. Salary and benefits increased by approximately $1.2 million due to an increased number of employees related to our growth and by $0.9 million related to a deferred compensation liability that is based upon the value of our common stock as compared to the same period in 2016. These increases were partially offset by a decrease of $0.8 million related to expense recognized under our short-term incentive compensation program and other bonus programs during the three months ended March 31, 2017 as compared to the same periods in 2016. In addition, salary and benefits for the three months ended March 31, 2016 reflect approximately $1.5 million related to assumption changes and the execution of an amended and restated retirement agreement with our former executive chairman.
The increase in reinsurance risk charges expense was due to the growth in our policyholder liabilities subject to a reinsurance agreement pursuant to which we cede excess regulatory reserves to an unaffiliated reinsurer. The impact from the growth in the ceded regulatory reserves was partially offset by a lower risk charge percentage which was included in an October 1, 2016 amendment to the reinsurance agreement. The regulatory reserves ceded at March 31, 2017 and 2016 were $690.9 million and $529.6 million, respectively.
Other expenses increased for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 as the three months ended March 31, 2016 benefited from the recovery of $1.0 million related to a state tax matter.
Income tax expense (benefit) was $27.5 million in the first quarter of 2017 compared to $(24.3) million for the same period in 2016. The change in income tax expense (benefit) was primarily due to changes in income (loss) before income taxes. The effective income tax rates were 33.8% and 35.1% for the three months ended March 31, 2017 and 2016, respectively.
Income tax expense (benefit) and the resulting effective tax rate are based upon two components of income (loss) before income taxes ("pretax income (loss)") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 35.5% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income (loss) for the parent company and other non-life insurance subsidiaries is generally taxed at an effective tax rate of 41.5% reflecting the combined federal / state income tax rates. The effective income tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income (loss) vary from period to period based primarily on the relative size of pretax income (loss) from the two sources.
The effective income tax rate decreased for the three months ended March 31, 2017 as compared to the same period in 2016 primarily due to a change in accounting for income taxes related to share-based compensation that reduced income tax expense by approximately $1.3 million during the three months ended March 31, 2017. The effective income tax rate excluding this discrete item was 35.3%.

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
The composition of our investment portfolio is summarized as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$11,672	—%	$11,805	—%
United States Government sponsored agencies	1,340,788	2.9%	1,344,787	3.0%
United States municipalities, states and territories	3,989,302	8.7%	3,926,950	8.8%
Foreign government obligations	238,398	0.5%	236,341	0.5%
Corporate securities	28,237,498	61.3%	27,191,243	60.8%
Residential mortgage backed securities	1,200,040	2.6%	1,254,835	2.8%
Commercial mortgage backed securities	5,383,942	11.7%	5,365,235	12.0%
Other asset backed securities	1,780,604	3.9%	1,806,123	4.0%
Total fixed maturity securities	42,182,244	91.6%	41,137,319	91.9%
Mortgage loans on real estate	2,506,991	5.5%	2,480,956	5.5%
Derivative instruments	1,033,552	2.2%	830,519	1.9%
Other investments	309,429	0.7%	308,774	0.7%
	$46,032,216	100.0%	$44,757,568	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	March 31, 2017		December 31, 2016
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$26,298,668	62.3%	$26,431,700	64.3%
Baa	14,233,527	33.7%	13,002,964	31.6%
Total investment grade	40,532,195	96.0%	39,434,664	95.9%
Ba	1,086,329	2.6%	1,048,379	2.5%
B	104,291	0.3%	155,619	0.4%
Caa	68,265	0.2%	79,763	0.2%
Ca and lower	391,164	0.9%	418,894	1.0%
Total below investment grade	1,650,049	4.0%	1,702,655	4.1%
	$42,182,244	100.0%	$41,137,319	100.0%

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
A summary of our fixed maturity securities by NAIC designation is as follows:

	March 31, 2017				December 31, 2016
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$25,850,507	$26,875,133	$26,875,133	63.7%	$25,607,268	$26,507,798	$26,507,798	64.5%
2	13,612,067	14,013,896	14,013,896	33.2%	13,037,592	13,295,648	13,295,648	32.3%
3	1,187,828	1,151,654	1,157,737	2.7%	1,201,059	1,155,702	1,163,761	2.8%
4	111,827	104,462	104,462	0.3%	154,226	137,188	137,188	0.3%
5	19,537	21,840	21,840	0.1%	17,475	24,664	24,664	0.1%
6	12,845	9,176	9,176	—%	13,160	8,260	8,260	—%
	$40,794,611	$42,176,161	$42,182,244	100.0%	$40,030,780	$41,129,260	$41,137,319	100.0%
The amortized cost and fair value of fixed maturity securities at March 31, 2017, by contractual maturity, are presented in Note 3 to our unaudited consolidated financial statements in this form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
March 31, 2017
Fixed maturity securities, available for sale:
United States Government full faith and credit	3	$7,527	$(252)	$7,275
United States Government sponsored agencies	18	1,042,465	(53,376)	989,089
United States municipalities, states and territories	80	386,281	(18,903)	367,378
Foreign government obligations	2	39,432	(2,647)	36,785
Corporate securities:
Finance, insurance and real estate	138	1,613,495	(61,030)	1,552,465
Manufacturing, construction and mining	98	967,760	(35,400)	932,360
Utilities and related sectors	121	1,433,385	(37,286)	1,396,099
Wholesale/retail trade	62	649,578	(22,979)	626,599
Services, media and other	251	2,635,954	(121,797)	2,514,157
Residential mortgage backed securities	19	93,996	(4,163)	89,833
Commercial mortgage backed securities	357	2,821,357	(88,224)	2,733,133
Other asset backed securities	83	677,856	(14,396)	663,460
	1,232	$12,369,086	$(460,453)	$11,908,633
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,878	$(6,083)	$70,795

December 31, 2016
Fixed maturity securities, available for sale:
United States Government full faith and credit	3	$7,693	$(288)	$7,405
United States Government sponsored agencies	18	1,042,461	(46,913)	995,548
United States municipalities, states and territories	113	485,802	(22,393)	463,409
Foreign government obligations	4	54,626	(5,080)	49,546
Corporate securities:
Finance, insurance and real estate	175	2,101,158	(78,144)	2,023,014
Manufacturing, construction and mining	155	1,568,588	(57,577)	1,511,011
Utilities and related sectors	137	1,511,082	(50,835)	1,460,247
Wholesale/retail trade	63	687,650	(20,810)	666,840
Services, media and other	301	3,417,783	(161,407)	3,256,376
Residential mortgage backed securities	25	87,169	(3,554)	83,615
Commercial mortgage backed securities	407	3,266,304	(117,014)	3,149,290
Other asset backed securities	112	918,403	(20,703)	897,700
	1,513	$15,148,719	$(584,718)	$14,564,001
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,825	$(8,059)	$68,766
The decrease in unrealized losses from December 31, 2016 to March 31, 2017 was primarily due to a decrease in interest rates in addition to price improvements due to tighter credit spreads during the three months ended March 31, 2017. The 10-year U.S. Treasury yield at March 31, 2017 and December 31, 2016 were 2.40% and 2.45%, respectively. The 30-year U.S. Treasury yield at March 31, 2017 and December 31, 2016 were 3.02% and 3.06%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
March 31, 2017
1	$7,510,384	62.7%	$(278,497)	59.7%
2	3,778,800	31.5%	(121,560)	26.1%
3	612,556	5.1%	(50,594)	10.8%
4	72,741	0.6%	(8,020)	1.7%
5	6,399	0.1%	(3,642)	0.8%
6	4,631	—%	(4,223)	0.9%
	$11,985,511	100.0%	$(466,536)	100.0%
December 31, 2016
1	$8,754,856	59.8%	$(330,920)	55.8%
2	5,091,437	34.8%	(176,557)	29.8%
3	657,549	4.5%	(60,689)	10.3%
4	119,986	0.8%	(17,786)	3.0%
5	8,744	0.1%	(1,920)	0.3%
6	8,254	—%	(4,905)	0.8%
	$14,640,826	100.0%	$(592,777)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 1,233 and 1,514 securities, respectively) have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016, along with a description of the factors causing the unrealized losses is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in the Item 2.

The amortized cost and fair value of fixed maturity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
March 31, 2017
Fixed maturity securities:
Investment grade:
Less than six months	870	$8,975,466	$8,738,789	$(236,677)
Six months or more and less than twelve months	202	1,901,220	1,790,150	(111,070)
Twelve months or greater	81	835,421	783,434	(51,987)
Total investment grade	1,153	11,712,107	11,312,373	(399,734)
Below investment grade:
Less than six months	21	128,070	124,582	(3,488)
Six months or more and less than twelve months	5	90,771	81,869	(8,902)
Twelve months or greater	54	515,016	460,604	(54,412)
Total below investment grade	80	733,857	667,055	(66,802)
	1,233	$12,445,964	$11,979,428	$(466,536)

December 31, 2016
Fixed maturity securities:
Investment grade:
Less than six months	1,265	$12,767,396	$12,374,177	$(393,219)
Six months or more and less than twelve months	69	669,022	621,784	(47,238)
Twelve months or greater	90	970,424	901,674	(68,750)
Total investment grade	1,424	14,406,842	13,897,635	(509,207)
Below investment grade:
Less than six months	15	132,087	126,236	(5,851)
Six months or more and less than twelve months	10	80,535	72,830	(7,705)
Twelve months or greater	65	606,080	536,066	(70,014)
Total below investment grade	90	818,702	735,132	(83,570)
	1,514	$15,225,544	$14,632,767	$(592,777)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
March 31, 2017
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—
Below investment grade:
Less than six months	1	25,000	19,750	(5,250)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	6	62,849	41,725	(21,124)
Total below investment grade	7	87,849	61,475	(26,374)
	7	$87,849	$61,475	$(26,374)

December 31, 2016
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—
Below investment grade:
Less than six months	1	19,930	15,961	(3,969)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	10	85,831	58,436	(27,395)
Total below investment grade	11	105,761	74,397	(31,364)
	11	$105,761	$74,397	$(31,364)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
March 31, 2017
Due in one year or less	$25,997	$25,903	$—	$—
Due after one year through five years	235,082	228,433	—	—
Due after five years through ten years	3,366,735	3,274,131	—	—
Due after ten years through twenty years	2,380,039	2,278,992	—	—
Due after twenty years	2,768,024	2,614,748	76,878	70,795
	8,775,877	8,422,207	76,878	70,795
Residential mortgage backed securities	93,996	89,833	—	—
Commercial mortgage backed securities	2,821,357	2,733,133	—	—
Other asset backed securities	677,856	663,460	—	—
	$12,369,086	$11,908,633	$76,878	$70,795

December 31, 2016
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	177,550	172,375	—	—
Due after five years through ten years	4,943,504	4,806,216	—	—
Due after ten years through twenty years	2,736,298	2,621,945	—	—
Due after twenty years	3,019,491	2,832,860	76,825	68,766
	10,876,843	10,433,396	76,825	68,766
Residential mortgage backed securities	87,169	83,615	—	—
Commercial mortgage backed securities	3,266,304	3,149,290	—	—
Other asset backed securities	918,403	897,700	—	—
	$15,148,719	$14,564,001	$76,825	$68,766
International Exposure
We hold fixed maturity securities with international exposure. As of March 31, 2017, 18% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	March 31, 2017
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$252,338	$273,074	0.6%
Asia/Pacific	433,775	449,165	1.1%
Non-GIIPS Europe	3,114,335	3,195,414	7.6%
Latin America	282,008	282,275	0.7%
Non-U.S. North America	1,292,561	1,327,794	3.1%
Australia & New Zealand	716,481	723,901	1.7%
Other	1,291,208	1,311,042	3.1%
	$7,382,706	$7,562,665	17.9%

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

All of the securities presented in the table above are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2), except for the following:

	March 31, 2017
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
GIIPS (1)	$28,740	$30,041
Asia/Pacific	11,000	9,238
Non-GIIPS Europe	115,681	110,902
Latin America	55,397	46,261
Non-U.S. North America	122,955	121,532
	$333,773	$317,974
Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our residential and commercial mortgage backed securities as we monitor all of our residential and commercial mortgage backed securities on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At March 31, 2017, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Below investment grade
Corporate securities:
Energy	6	53,592	(6,260)	47,332	0 - 47	0 - 27
Industrials	1	4,983	(3,058)	1,925	29	20
Materials	1	3,990	542	4,532	—	—
Telecommunications	1	2,100	(180)	1,920	33	—
Other asset backed securities:
Financials	2	6,755	(4,043)	2,712	46 - 72	23 - 27
	11	$71,420	$(12,999)	$58,421
We have determined that the unrealized losses of the securities on the watch list are temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost. Our analysis of these securities and their credit performance at March 31, 2017 is as follows:
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
Other Than Temporary Impairments
We have a policy and process to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2016. During the three months ended March 31, 2017, we recognized additional credit losses on residential mortgage backed securities on which we have previously recognized OTTI. During the three months ended March 31, 2016, we recognized an OTTI of $3.9 million in income on a corporate security issued by a Brazilian telecommunications company. Developments in 2016 led us to the conclusion that we will not be able to fully recover our amortized cost basis due to liquidity concerns. The other OTTI that we recognized in income during the three months ended March 31, 2016, on corporate securities and commercial mortgage backed securities were due to our intent to sell the securities, which were in an unrealized loss position at March 31, 2016, after the reporting date. In addition, during the three months ended March 31, 2016, we recognized additional credit losses on residential mortgage backed securities on which we have previously recognized OTTI. Several factors led us to believe that full recovery of amortized cost is not expected on the securities for which we recognized credit losses and reclassified OTTI from accumulated other comprehensive income to net income. A discussion of these factors, our policy and process to identify securities that could potentially have impairment that is other than temporary and a summary of OTTI is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, net of loan loss allowances and deferred prepayment fees. At March 31, 2017 and December 31, 2016, the largest principal amount outstanding for any single mortgage loan was $20.8 million and $20.9 million, respectively, and the average loan size was $3.3 million and $3.2 million, respectively. In addition, the average loan to value ratio for the overall portfolio was 53.5% and 53.7%, at March 31, 2017 and December 31, 2016, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 to our unaudited consolidated financial statements, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At March 31, 2017, we had commitments to fund commercial mortgage loans totaling $56.8 million, with fixed interest rates ranging from 4.29% to 4.73%. During 2017 and 2016, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the three months ended March 31, 2017, we received $49.8 million in cash for loans being paid in full compared to $65.4 million for the three months ended March 31, 2016. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
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

We have a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio (based on most recent information collected) follows:

	March 31, 2017		December 31, 2016
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$1,777,491	70.6%	$1,781,928	71.5%
Greater than or equal to 1.2 and less than 1.5	537,641	21.4%	517,697	20.8%
Greater than or equal to 1.0 and less than 1.2	135,268	5.4%	122,115	4.9%
Less than 1.0	65,970	2.6%	68,879	2.8%
	$2,516,370	100.0%	$2,490,619	100.0%
Approximately 98% of our mortgage loans (based on principal outstanding) that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at March 31, 2017.
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

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Impaired mortgage loans with an allowance	$4,595	$4,640
Impaired mortgage loans with no related allowance	1,554	1,591
Allowance for probable loan losses	(1,327)	(1,327)
Net carrying value of impaired mortgage loans	$4,822	$4,904
At March 31, 2017, we had no commercial mortgage loans that were delinquent (60 days or more past due at the reporting date) in their principal and interest payments.
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
Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $0.4 billion for the three months ended March 31, 2017 compared to $1.1 billion for the three months ended March 31, 2016, with the decrease attributable to a $626.3 million decrease in net annuity deposits after coinsurance and a $94.0 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2017, up to $272.7 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $1.4 billion of statutory earned surplus at March 31, 2017.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best and Standard and Poor's. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of March 31, 2017, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
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
Cash and cash equivalents of the parent holding company at March 31, 2017, were $39.3 million. In addition, we have a $150 million revolving line of credit, with no borrowings outstanding, available through September 2021 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.
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
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate term loan and subordinated debentures. See Note 6 to our unaudited consolidated financial statements, which is incorporated by reference for this Item 3, for information regarding the floating interest rate on our term loan. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at March 31, 2017, of which $85.5 million has been swapped to a fixed rate which began in March 2014 and $79.0 million has been capped for a term of seven years which began in July 2014 (see Note 5 to our unaudited consolidated financial statements). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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
If interest rates were to increase 10% (30 basis points) from levels at March 31, 2017, we estimate that the fair value of our fixed maturity securities would decrease by approximately $1.0 billion. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $301.5 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2016.
At March 31, 2017, 36% of our fixed income securities have call features, of which 1.4% ($584.9 million) were subject to call redemption. Another 1.8% ($744.5 million) will become subject to call redemption during the next twelve months. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At March 31, 2017, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.
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

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Annual index credits to policyholders on their anniversaries	$321,880	$6,531
Proceeds received at expiration of options related to such credits	326,552	6,742
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2017 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 7 - Commitments and Contingencies to the unaudited consolidated financial statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures.
Item 1A. Risk Factors
Our 2016 Annual Report on Form 10-K described our Risk Factors. Other than as set forth below, there have been no material changes to the Risk Factors during the three months ended March 31, 2017.
Changes in federal regulation may affect our annuity sales and profitability
On April 6, 2016, the U.S. Department of Labor (“DOL”) released a final regulation which substantially expands the range of activities that will be considered to be fiduciary advice under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. As released, the final regulation provided for a phased implementation beginning April 10, 2017, with full implementation by January 1, 2018. Lawsuits are pending challenging the regulation and efforts continue to delay, repeal or revise the regulation. The success of efforts to overturn, delay, repeal or revise the regulation cannot be predicted. We believe it could materially impact our business and have an adverse effect on sales of annuity products to individual retirement account (“IRA”) holders, particularly index annuity products sold in the independent insurance agent distribution channel. A significant portion of our annuity sales are to IRAs. The new regulation deems advisors, including independent insurance agents, who sell fixed index annuities to IRAs, IRA rollovers or 401(k) plans fiduciaries and prohibits them from receiving compensation unless they comply with a prohibited transaction exemption.
On February 3, 2017, a presidential memorandum directed the DOL to review the regulation to determine whether it would adversely impact retirement savers ability to access retirement information and financial advice. On April 7, 2017, the DOL issued a final rule delaying the applicability date of the regulation and related exemptions. The new definition of fiduciary and the impartial conduct standards will become effective on June 9, 2017. Compliance with the remaining conditions and related exemptions is not required until January 1, 2018. This rule also changed some requirements of the April 2016 regulation, including permitting insurance agents to rely on Prohibited Transaction Exemption 84-24 until January 1, 2018 for all annuity sales. Additional changes to the regulation’s requirement are possible given the presidential directive to the DOL to review the regulation.
Although the precise impact of the regulation is difficult to assess, compliance with the prohibited transaction exemptions will likely result in increased regulatory burdens, decreases in sales, changes to our compensation practices and product offerings and increased litigation risk, which could negatively impact our business, results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no issuer purchases of equity securities for the quarter ended March 31, 2017.

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

Date:	May 9, 2017	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ John M. Matovina
John M. Matovina, Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Ted M. Johnson
Ted M. Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

		By:	/s/ Scott A. Samuelson
Scott A. Samuelson, Vice President - Controller
(Principal Accounting Officer)