Form 10-Q
period 2017-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2017-08-07
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of August 2, 2017, there were 88,917,403 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2017 - $41,907,744; 2016 - $39,953,955)	$43,893,785	$41,060,494
Held for investment, at amortized cost (fair value: 2017 - $76,702; 2016 - $68,766)	76,931	76,825
Mortgage loans on real estate	2,553,391	2,480,956
Derivative instruments	1,086,624	830,519
Other investments	314,421	308,774
Total investments	47,925,152	44,757,568

Cash and cash equivalents	1,574,913	791,266
Coinsurance deposits	4,710,650	4,639,492
Accrued investment income	416,482	397,773
Deferred policy acquisition costs	2,721,596	2,905,377
Deferred sales inducements	2,042,889	2,208,218
Deferred income taxes	64,074	168,578
Income taxes recoverable	952	11,474
Other assets	178,882	173,726
Total assets	$59,635,590	$56,053,472

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$53,903,497	$51,637,026
Other policy funds and contract claims	287,381	298,347
Notes and loan payable	888,660	493,755
Subordinated debentures	242,045	241,853
Amounts due under repurchase agreements	61,673	—
Other liabilities	1,600,926	1,090,896
Total liabilities	56,984,182	53,761,877

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2017 and 2016 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2017 - 88,741,014 shares (excluding 2,573,000 treasury shares); 2016 - 88,001,130 shares (excluding 2,887,082 treasury shares)	88,741	88,001
Additional paid-in capital	778,376	770,344
Accumulated other comprehensive income	610,122	339,966
Retained earnings	1,174,169	1,093,284
Total stockholders' equity	2,651,408	2,291,595
Total liabilities and stockholders' equity	$59,635,590	$56,053,472
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Premiums and other considerations	$7,720	$11,458	$17,122	$18,803
Annuity product charges	48,603	41,124	92,175	77,629
Net investment income	493,489	459,830	979,086	910,656
Change in fair value of derivatives	266,820	39,099	653,353	(34,966)
Net realized gains on investments, excluding other than temporary impairment ("OTTI") losses	3,873	2,737	6,211	5,424
OTTI losses on investments:
Total OTTI losses	—	(762)	—	(6,780)
Portion of OTTI losses recognized from other comprehensive income	(949)	(3,684)	(1,090)	(3,360)
Net OTTI losses recognized in operations	(949)	(4,446)	(1,090)	(10,140)
Loss on extinguishment of debt	(428)	—	(428)	—
Total revenues	819,128	549,802	1,746,429	967,406

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	9,986	13,393	21,861	22,502
Interest sensitive and index product benefits	472,596	111,121	891,735	208,792
Amortization of deferred sales inducements	33,695	30,672	96,020	58,151
Change in fair value of embedded derivatives	174,973	284,303	399,143	550,160
Interest expense on notes and loan payable	8,678	6,882	16,400	13,762
Interest expense on subordinated debentures	3,422	3,206	6,758	6,374
Amortization of deferred policy acquisition costs	49,547	50,665	139,225	100,378
Other operating costs and expenses	25,964	26,823	53,543	53,653
Total benefits and expenses	778,861	527,065	1,624,685	1,013,772
Income (loss) before income taxes	40,267	22,737	121,744	(46,366)
Income tax expense (benefit)	13,321	8,029	40,859	(16,233)
Net income (loss)	$26,946	$14,708	$80,885	$(30,133)

Earnings (loss) per common share	$0.30	$0.18	$0.91	$(0.37)
Earnings (loss) per common share - assuming dilution	$0.30	$0.18	$0.90	$(0.37)

Weighted average common shares outstanding (in thousands):
Earnings (loss) per common share	88,897	82,517	88,773	82,323
Earnings (loss) per common share - assuming dilution	90,112	83,184	90,045	83,073
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income (loss)	$26,946	$14,708	$80,885	$(30,133)
Other comprehensive income:
Change in net unrealized investment gains/losses (1)	283,345	555,412	412,469	1,060,760
Noncredit component of OTTI losses (1)	450	1,713	515	1,566
Reclassification of unrealized investment gains/losses to net income (loss) (1)	1,711	1,511	2,641	1,627
Other comprehensive income before income tax	285,506	558,636	415,625	1,063,953
Income tax effect related to other comprehensive income	(99,927)	(195,523)	(145,469)	(372,384)
Other comprehensive income	185,579	363,113	270,156	691,569
Comprehensive income	$212,525	$377,821	$351,041	$661,436

(1)	Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2015	$81,354	$630,367	$201,663	$1,031,151	$1,944,535
Net loss for period	—	—	—	(30,133)	(30,133)
Other comprehensive income	—	—	691,569	—	691,569
Share-based compensation, including excess income tax benefits	—	3,889	—	—	3,889
Issuance of 831,694 shares of common stock under compensation plans, including excess income tax benefits	832	2,699	—	—	3,531
Issuance of 92,998 shares of common stock to settle warrants that have reached their expiration	93	(94)	—	—	(1)
Balance at June 30, 2016	$82,279	$636,861	$893,232	$1,001,018	$2,613,390

Balance at December 31, 2016	$88,001	$770,344	$339,966	$1,093,284	$2,291,595
Net income for period	—	—	—	80,885	80,885
Other comprehensive income	—	—	270,156	—	270,156
Share-based compensation	—	4,154	—	—	4,154
Issuance of 739,884 shares of common stock under compensation plans	740	3,878	—	—	4,618
Balance at June 30, 2017	$88,741	$778,376	$610,122	$1,174,169	$2,651,408
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income (loss)	$80,885	$(30,133)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest sensitive and index product benefits	891,735	208,792
Amortization of deferred sales inducements	96,020	58,151
Annuity product charges	(92,175)	(77,629)
Change in fair value of embedded derivatives	399,143	550,160
Change in traditional life and accident and health insurance reserves	122	2,261
Policy acquisition costs deferred	(221,909)	(304,877)
Amortization of deferred policy acquisition costs	139,225	100,378
Provision for depreciation and other amortization	1,961	1,745
Amortization of discounts and premiums on investments	8,644	(5,342)
Realized gains (losses) on investments and net OTTI losses recognized in operations	(5,121)	4,716
Change in fair value of derivatives	(653,939)	34,172
Deferred income taxes	(40,965)	(40,257)
Loss on extinguishment of debt	428	—
Share-based compensation	4,154	3,448
Change in accrued investment income	(18,709)	(15,289)
Change in income taxes recoverable/payable	10,522	(6,078)
Change in other assets	433	706
Change in other policy funds and contract claims	(14,824)	(23,793)
Change in collateral held for derivatives	289,258	10,615
Change in other liabilities	(36,848)	(41,573)
Other	(6,960)	(7,793)
Net cash provided by operating activities	831,080	422,380

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	970,752	1,421,976
Mortgage loans on real estate	185,406	215,904
Derivative instruments	750,345	15,859
Other investments	7,511	11,597
Acquisitions of investments:
Fixed maturity securities - available for sale	(2,680,972)	(2,542,281)
Mortgage loans on real estate	(257,050)	(229,328)
Derivative instruments	(320,583)	(289,412)
Other investments	(6,950)	(6,945)
Purchases of property, furniture and equipment	(2,494)	(506)
Net cash used in investing activities	(1,354,035)	(1,403,136)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$2,243,180	$4,181,709
Coinsurance deposits	30,938	(884,741)
Return of annuity policyholder account balances	(1,401,086)	(1,168,302)
Financing fees incurred and deferred	(5,823)	—
Proceeds from issuance of notes payable	499,650	—
Repayment of debt	(100,000)	—
Net proceeds from amounts due under repurchase agreements	61,673	—
Excess tax benefits realized from share-based compensation plans	—	441
Proceeds from issuance of common stock	4,618	3,779
Change in checks in excess of cash balance	(26,548)	(2,838)
Net cash provided by financing activities	1,306,602	2,130,048
Increase in cash and cash equivalents	783,647	1,149,292
Cash and cash equivalents at beginning of period	791,266	397,749
Cash and cash equivalents at end of period	$1,574,913	$1,547,041

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$22,739	$19,390
Income taxes	71,526	29,961
Non-cash operating activity:
Deferral of sales inducements	128,092	196,207
Non-cash financing activity:
Common stock issued to settle warrants that have expired	—	93
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company (“we”, “us” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") related to the accounting for share-based payment transactions. The aspects of accounting guidance affected by this ASU are income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted this ASU on January 1, 2017. The adoption of this ASU resulted in an income tax benefit of $0.3 million and $1.6 million being recognized in operations during the three and six month periods ended June 30, 2017 due to the requirement under this standard to recognize excess tax benefits related to share-based payment awards in income tax expense.
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

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$43,893,785	$43,893,785	$41,060,494	$41,060,494
Held for investment	76,931	76,702	76,825	68,766
Mortgage loans on real estate	2,553,391	2,554,995	2,480,956	2,522,035
Derivative instruments	1,086,624	1,086,624	830,519	830,519
Other investments	314,421	305,551	308,774	300,918
Cash and cash equivalents	1,574,913	1,574,913	791,266	791,266
Coinsurance deposits	4,710,650	4,213,996	4,639,492	4,150,792
Interest rate caps	468	468	1,082	1,082
Counterparty collateral	144,283	144,283	145,693	145,693

Liabilities
Policy benefit reserves	53,546,680	44,785,605	51,280,331	43,104,183
Single premium immediate annuity (SPIA) benefit reserves	286,856	296,948	297,724	308,028
Notes and loan payable	888,660	929,437	493,755	519,440
Subordinated debentures	242,045	245,190	241,853	225,106
Amounts due under repurchase agreements	61,673	61,673	—	—
Interest rate swap	2,001	2,001	2,113	2,113
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

Our assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2017
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$12,174	$5,807	$6,367	$—
United States Government sponsored agencies	1,340,839	—	1,340,839	—
United States municipalities, states and territories	4,137,714	—	4,137,714	—
Foreign government obligations	238,869	—	238,869	—
Corporate securities	29,287,071	6	29,287,065	—
Residential mortgage backed securities	1,181,850	—	1,181,850	—
Commercial mortgage backed securities	5,540,383	—	5,540,383	—
Other asset backed securities	2,154,885	—	2,154,885	—
Other investments: equity securities, available for sale	7,982	—	7,982	—
Derivative instruments	1,086,624	—	1,086,624	—
Cash and cash equivalents	1,574,913	1,574,913	—	—
Interest rate caps	468	—	468	—
Counterparty collateral	144,283	—	144,283	—
	$46,708,055	$1,580,726	$45,127,329	$—
Liabilities
Interest rate swap	$2,001	$—	$2,001	$—
Fixed index annuities - embedded derivatives	7,552,365	—	—	7,552,365
	$7,554,366	$—	$2,001	$7,552,365

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
The independent pricing services provide quoted market prices when available. Quoted prices are not always available due to market inactivity. When quoted market prices are not available, the third parties use yield data and other factors relating to instruments or securities with similar characteristics to determine fair value for securities that are not actively traded. We generally obtain one value from our primary external pricing service. In situations where a price is not available from this service, we may obtain quotes or prices from additional parties as needed. In addition, for our callable United States Government sponsored agencies, we obtain multiple broker quotes and take the average of the broker prices received. Market indices of similar rated asset class spreads are considered for valuations and broker indications of similar securities are compared. Inputs used by the broker include market information, such as yield data and other factors relating to instruments or securities with similar characteristics. Valuations and quotes obtained from third party commercial pricing services are non-binding and do not represent quotes on which one may execute the disposition of the assets.
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of June 30, 2017 and December 31, 2016.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of June 30, 2017 and December 31, 2016, we utilized an estimate of 3.10% for the expected cost of annual call options, which are based on estimated long-term account value growth and a historical review of our actual option costs.

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

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
1 - 5	1.95%	1.76%	3.31%	3.30%
6 - 10	6.85%	6.58%	3.32%	3.30%
11 - 15	11.28%	11.25%	3.33%	3.32%
16 - 20	11.99%	12.04%	3.19%	3.18%
20+	11.65%	11.68%	3.19%	3.18%
Lapse rates are generally expected to increase as surrender charge percentages decrease. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.
The following table provides a reconciliation of the beginning and ending balances for our Level 3 liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$7,051,000	$6,254,466	$6,563,288	$5,983,622
Premiums less benefits	497,689	44,632	909,191	135,761
Change in fair value, net	3,676	199,917	79,886	379,632
Ending balance	$7,552,365	$6,499,015	$7,552,365	$6,499,015
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at June 30, 2017, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $510.7 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $307.0 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $570.3 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $337.7 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At June 30, 2017 and December 31, 2016, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2017
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$12,114	$228	$(168)	$12,174
United States Government sponsored agencies	1,348,391	30,288	(37,840)	1,340,839
United States municipalities, states and territories	3,777,760	369,526	(9,572)	4,137,714
Foreign government obligations	228,896	12,462	(2,489)	238,869
Corporate securities	27,813,420	1,656,805	(183,154)	29,287,071
Residential mortgage backed securities	1,090,846	93,316	(2,312)	1,181,850
Commercial mortgage backed securities	5,519,767	89,865	(69,249)	5,540,383
Other asset backed securities	2,116,550	51,796	(13,461)	2,154,885
	$41,907,744	$2,304,286	$(318,245)	$43,893,785
Held for investment:
Corporate security	$76,931	$—	$(229)	$76,702

Other investments: equity securities, available for sale:
Finance, insurance, and real estate	$7,525	$457	$—	$7,982

December 31, 2016
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,864	$229	$(288)	$11,805
United States Government sponsored agencies	1,368,340	23,360	(46,913)	1,344,787
United States municipalities, states and territories	3,626,395	322,948	(22,393)	3,926,950
Foreign government obligations	229,589	11,832	(5,080)	236,341
Corporate securities	26,333,213	1,149,978	(368,773)	27,114,418
Residential mortgage backed securities	1,166,944	91,445	(3,554)	1,254,835
Commercial mortgage backed securities	5,422,255	59,994	(117,014)	5,365,235
Other asset backed securities	1,795,355	31,471	(20,703)	1,806,123
	$39,953,955	$1,691,257	$(584,718)	$41,060,494
Held for investment:
Corporate security	$76,825	$—	$(8,059)	$68,766

Other investments: equity securities, available for sale:
Finance, insurance, and real estate	$7,521	$479	$—	$8,000
At June 30, 2017, 37% of our fixed income securities have call features, of which 2.1% ($899.1 million) were subject to call redemption and another 1.0% ($409.5 million) will become subject to call redemption during the next twelve months. Approximately 72% of our fixed income securities that have call features are not callable until within six months of their stated maturities.

The amortized cost and fair value of fixed maturity securities at June 30, 2017, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$287,042	$294,085	$—	$—
Due after one year through five years	3,482,397	3,645,145	—	—
Due after five years through ten years	11,828,053	12,116,887	—	—
Due after ten years through twenty years	8,981,750	9,715,165	—	—
Due after twenty years	8,601,339	9,245,385	76,931	76,702
	33,180,581	35,016,667	76,931	76,702
Residential mortgage backed securities	1,090,846	1,181,850	—	—
Commercial mortgage backed securities	5,519,767	5,540,383	—	—
Other asset backed securities	2,116,550	2,154,885	—	—
	$41,907,744	$43,893,785	$76,931	$76,702
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$1,986,498	$1,107,018
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(1,082,516)	(618,661)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	(316,394)	(170,925)
Net unrealized gains reported as accumulated other comprehensive income	$610,122	$339,966
The National Association of Insurance Commissioners (“NAIC”) assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations (“NRSRO’s”). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered “investment grade” while NAIC Class 3 through 6 designations are considered “non-investment grade.” Based on the NAIC designations, we had 97% of our fixed maturity portfolio rated investment grade at both June 30, 2017 and December 31, 2016, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	June 30, 2017		December 31, 2016
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$26,718,443	$28,144,706	$25,607,268	$26,507,798
2	13,907,192	14,499,548	13,037,592	13,295,648
3	1,229,695	1,207,581	1,201,059	1,155,702
4	97,349	89,144	154,226	137,188
5	19,559	20,698	17,475	24,664
6	12,437	8,810	13,160	8,260
	$41,984,675	$43,970,487	$40,030,780	$41,129,260

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 956 and 1,514 securities, respectively) have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2017
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$6,867	$(168)	$—	$—	$6,867	$(168)
United States Government sponsored agencies	945,126	(35,343)	49,503	(2,497)	994,629	(37,840)
United States municipalities, states and territories	273,302	(9,572)	—	—	273,302	(9,572)
Foreign government obligations	—	—	11,844	(2,489)	11,844	(2,489)
Corporate securities:
Finance, insurance and real estate	1,132,134	(37,599)	86,335	(1,495)	1,218,469	(39,094)
Manufacturing, construction and mining	458,458	(9,156)	200,709	(13,648)	659,167	(22,804)
Utilities and related sectors	523,863	(14,319)	43,553	(2,612)	567,416	(16,931)
Wholesale/retail trade	282,589	(9,583)	42,120	(4,812)	324,709	(14,395)
Services, media and other	1,156,695	(33,573)	619,260	(56,357)	1,775,955	(89,930)
Residential mortgage backed securities	40,684	(1,631)	8,036	(681)	48,720	(2,312)
Commercial mortgage backed securities	1,924,949	(44,461)	439,081	(24,788)	2,364,030	(69,249)
Other asset backed securities	528,570	(6,387)	65,296	(7,074)	593,866	(13,461)
	$7,273,237	$(201,792)	$1,565,737	$(116,453)	$8,838,974	$(318,245)
Held for investment:
Corporate security:
Insurance	$—	$—	$76,702	$(229)	$76,702	$(229)

December 31, 2016
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$7,405	$(288)	$—	$—	$7,405	$(288)
United States Government sponsored agencies	995,548	(46,913)	—	—	995,548	(46,913)
United States municipalities, states and territories	463,409	(22,393)	—	—	463,409	(22,393)
Foreign government obligations	29,158	(913)	20,388	(4,167)	49,546	(5,080)
Corporate securities:
Finance, insurance and real estate	1,940,107	(70,421)	82,907	(7,723)	2,023,014	(78,144)
Manufacturing, construction and mining	1,199,420	(34,304)	311,591	(23,273)	1,511,011	(57,577)
Utilities and related sectors	1,401,650	(45,015)	58,597	(5,820)	1,460,247	(50,835)
Wholesale/retail trade	637,121	(18,880)	29,719	(1,930)	666,840	(20,810)
Services, media and other	2,539,519	(82,196)	716,857	(79,211)	3,256,376	(161,407)
Residential mortgage backed securities	81,762	(3,463)	1,853	(91)	83,615	(3,554)
Commercial mortgage backed securities	3,148,395	(116,938)	895	(76)	3,149,290	(117,014)
Other asset backed securities	751,533	(12,289)	146,167	(8,414)	897,700	(20,703)
	$13,195,027	$(454,013)	$1,368,974	$(130,705)	$14,564,001	$(584,718)
Held for investment:
Corporate security:
Insurance	$—	$—	$68,766	$(8,059)	$68,766	$(8,059)
Based on the results of our process for evaluating available for sale securities in unrealized loss positions for other than temporary impairments, which is discussed in detail later in this footnote, we have determined that the unrealized losses on the securities in the preceding table are temporary. The unrealized losses at June 30, 2017 are principally related to timing of the purchases of these securities, which carry less yield than those available at June 30, 2017.

Approximately 81% and 86% of the unrealized losses on fixed maturity securities shown in the above table for June 30, 2017 and December 31, 2016, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the fixed maturity securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains on investments for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$9,806	$820	$7,830	$3,065
Investments carried at fair value:
Fixed maturity securities, available for sale	$598,408	$1,167,861	$879,502	$2,282,946
Equity securities, available for sale	(9)	(1)	(22)	(18)
	598,399	1,167,860	879,480	2,282,928
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(312,893)	(609,224)	(463,855)	(1,218,975)
Deferred income tax asset/liability	(99,927)	(195,523)	(145,469)	(372,384)
	(412,820)	(804,747)	(609,324)	(1,591,359)
Change in net unrealized gains on investments carried at fair value	$185,579	$363,113	$270,156	$691,569
Proceeds from sales of available for sale securities for the six months ended June 30, 2017 and 2016 were $376.9 million and $186.1 million, respectively. Scheduled principal repayments, calls and tenders for available for sale securities for the six months ended June 30, 2017 and 2016 were $593.8 million and $1.2 billion, respectively.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains on investments, excluding net OTTI losses for the three and six months ended June 30, 2017 and 2016, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$4,479	$4,604	$10,051	$6,091
Gross realized losses	(899)	(1,368)	(4,462)	(2,599)
	3,580	3,236	5,589	3,492
Other investments:
Gain on sale of real estate	15	705	44	836
Loss on sale of real estate	—	(1)	—	(93)
	15	704	44	743
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	278	(2,885)	578	(3,833)
Recovery of specific allowance	—	1,682	—	5,022
	278	(1,203)	578	1,189
	$3,873	$2,737	$6,211	$5,424
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

The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the six months ended June 30, 2017 and 2016, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Six months ended June 30, 2017
Prime	2005	7.5%	7.7%	8%	16%	45%	50%
	2007	6.2%	6.6%	15%	19%	50%	60%

Six months ended June 30, 2016
Prime	2005	7.7%	7.7%	14%	14%	50%	50%
	2006	7.3%	7.3%	13%	13%	50%	50%
	2007	6.2%	6.4%	18%	31%	50%	55%
Alt-A	2005	7.4%	7.4%	11%	11%	60%	60%
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

The following table summarizes other than temporary impairments for the three and six months ended June 30, 2017 and 2016, by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized in (from) Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Three months ended June 30, 2017
Fixed maturity securities, available for sale:
Residential mortgage backed securities	2	$—	$(662)	$(662)
Other asset backed securities	1	—	(287)	(287)
	3	$—	$(949)	$(949)

Three months ended June 30, 2016
Fixed maturity securities, available for sale:
Residential mortgage backed securities	2	$—	$(202)	$(202)
Commercial mortgage backed securities	2	(762)	—	(762)
Other asset backed securities	1	—	(3,482)	(3,482)
	5	$(762)	$(3,684)	$(4,446)

Six months ended June 30, 2017
Fixed maturity securities, available for sale:
Residential mortgage backed securities	5	$—	$(803)	$(803)
Other asset backed securities	1	—	(287)	(287)
	6	$—	$(1,090)	$(1,090)

Six months ended June 30, 2016
Fixed maturity securities, available for sale:
Corporate securities:
Energy	2	$(642)	$—	$(642)
Telecommunications	1	(4,462)	562	(3,900)
Utilities	1	(136)	—	(136)
Residential mortgage backed securities	6	—	(440)	(440)
Commercial mortgage backed securities	5	(1,540)	—	(1,540)
Other asset backed securities	1	—	(3,482)	(3,482)
	16	$(6,780)	$(3,360)	$(10,140)
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(152,577)	$(151,518)	$(166,375)	$(145,824)
Credit losses on securities for which OTTI has not previously been recognized	—	(762)	—	(6,218)
Additional credit losses on securities for which OTTI has previously been recognized	(949)	(3,684)	(1,090)	(3,922)
Accumulated losses on securities that were disposed of during the period	—	1,556	13,939	1,556
Cumulative credit loss at end of period	$(153,526)	$(154,408)	$(153,526)	$(154,408)

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security, for securities that are part of our investment portfolio at June 30, 2017 and December 31, 2016:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
June 30, 2017
Fixed maturity securities, available for sale:
Corporate securities	$10,502	$(4,263)	$9,231	$15,470
Residential mortgage backed securities	327,388	(169,137)	204,438	362,689
Other asset backed securities	4,567	(1,356)	(1,778)	1,433
	$342,457	$(174,756)	$211,891	$379,592
December 31, 2016
Fixed maturity securities, available for sale:
Corporate securities	$17,549	$(5,910)	$13,566	$25,205
Residential mortgage backed securities	368,862	(169,941)	205,854	404,775
Commercial mortgage backed securities	6,596	—	(107)	6,489
Other asset backed securities	6,683	(1,643)	(1,566)	3,474
	$399,690	$(177,494)	$217,747	$439,943
4. Mortgage Loans on Real Estate
Our mortgage loan portfolio is summarized in the following table. There were commitments outstanding of $46.9 million at June 30, 2017.

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Principal outstanding	$2,562,449	$2,490,619
Loan loss allowance	(7,849)	(8,427)
Deferred prepayment fees	(1,209)	(1,236)
Carrying value	$2,553,391	$2,480,956

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

	June 30, 2017		December 31, 2016
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$596,587	23.3%	$635,434	25.5%
Middle Atlantic	155,234	6.1%	151,640	6.1%
Mountain	302,764	11.8%	235,932	9.5%
New England	12,496	0.5%	12,724	0.5%
Pacific	423,086	16.5%	385,683	15.5%
South Atlantic	542,146	21.2%	519,065	20.8%
West North Central	311,126	12.1%	325,447	13.1%
West South Central	219,010	8.5%	224,694	9.0%
	$2,562,449	100.0%	$2,490,619	100.0%
Property type distribution
Office	$291,118	11.4%	$308,578	12.4%
Medical Office	35,248	1.4%	50,780	2.1%
Retail	989,810	38.6%	886,942	35.6%
Industrial/Warehouse	691,630	27.0%	700,644	28.1%
Apartment	377,170	14.7%	375,837	15.1%
Mixed use/other	177,473	6.9%	167,838	6.7%
	$2,562,449	100.0%	$2,490,619	100.0%
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

The following table presents a rollforward of our specific and general valuation allowances for mortgage loans on real estate:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(1,327)	$(6,800)	$(5,750)	$(6,000)
Charge-offs	—	—	2,101	—
Recoveries	—	—	1,682	—
Change in provision for credit losses	(722)	1,000	(2,585)	(300)
Ending allowance balance	$(2,049)	$(5,800)	$(4,552)	$(6,300)

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(1,327)	$(7,100)	$(7,842)	$(6,300)
Charge-offs	—	—	2,101	—
Recoveries	—	—	5,022	—
Change in provision for credit losses	(722)	1,300	(3,833)	—
Ending allowance balance	$(2,049)	$(5,800)	$(4,552)	$(6,300)
The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Individually evaluated for impairment	$6,773	$4,640
Collectively evaluated for impairment	2,555,676	2,485,979
Total loans evaluated for impairment	$2,562,449	$2,490,619
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
We did not own any real estate during the three and six months ended June 30, 2017. The following table summarizes the activity in real estate owned, included in Other investments, which was obtained in satisfaction of mortgage loans on real estate during the three and six months ended June 30, 2016:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
	(Dollars in thousands)
Real estate owned at beginning of period	$5,356	$6,485
Real estate acquired in satisfaction of mortgage loans	—	—
Additions	—	—
Sales	(5,338)	(6,444)
Impairments	—	—
Depreciation	(18)	(41)
Real estate owned at end of period	$—	$—

We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,558,711	$2,489,028
In workout	1,516	1,591
Delinquent	—	—
Collateral dependent	2,222	—
	$2,562,449	$2,490,619
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
Mortgage loans are considered delinquent when they become 60 days or more past due. In general, when loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. Outstanding principal of loans in non-accrual status at June 30, 2017 totaled $2.2 million. There were no loans in non-accrual status at December 31, 2016.
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
Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
June 30, 2017	$—	$—	$—	$—	$2,560,227	$2,222	$2,562,449
December 31, 2016	$2,737	$—	$—	$2,737	$2,487,882	$—	$2,490,619

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
June 30, 2017
Mortgage loans with an allowance	$4,724	$6,773	$(2,049)
Mortgage loans with no related allowance	1,516	1,516	—
	$6,240	$8,289	$(2,049)
December 31, 2016
Mortgage loans with an allowance	$3,313	$4,640	$(1,327)
Mortgage loans with no related allowance	1,591	1,591	—
	$4,904	$6,231	$(1,327)

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Three months ended June 30, 2017
Mortgage loans with an allowance	$5,107	$104
Mortgage loans with no related allowance	1,535	23
	$6,642	$127
Three months ended June 30, 2016
Mortgage loans with an allowance	$6,921	$164
Mortgage loans with no related allowance	4,737	74
	$11,658	$238
Six months ended June 30, 2017
Mortgage loans with an allowance	$5,135	$207
Mortgage loans with no related allowance	1,553	46
	$6,688	$253
Six months ended June 30, 2016
Mortgage loans with an allowance	$7,166	$329
Mortgage loans with no related allowance	4,793	150
	$11,959	$479
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. A summary of mortgage loans on commercial real estate with outstanding principal at June 30, 2017 and December 31, 2016 that we determined to be TDRs are as follows:

Geographic Region	Number of TDRs	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
June 30, 2017
South Atlantic	1	$2,978	$—	$2,978
East North Central	1	1,977	(467)	1,510
	2	$4,955	$(467)	$4,488
December 31, 2016
South Atlantic	1	$3,004	$—	$3,004
East North Central	1	2,020	(467)	1,553
	2	$5,024	$(467)	$4,557
5. Derivative Instruments
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$1,086,624	$830,519
Other assets
Interest rate caps	468	1,082
	$1,087,092	$831,601
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$7,552,365	$6,563,288
Other liabilities
Interest rate swap	2,001	2,113
	$7,554,366	$6,565,401

The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$267,705	$40,394	$654,441	$(30,357)
Interest rate swap	(549)	(982)	(474)	(3,626)
Interest rate caps	(336)	(313)	(614)	(983)
	$266,820	$39,099	$653,353	$(34,966)
Change in fair value of embedded derivatives:
Fixed index annuities—embedded derivatives	$3,676	$199,917	$79,886	$379,632
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	171,297	84,386	319,257	170,528
	$174,973	$284,303	$399,143	$550,160
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

The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			June 30, 2017		December 31, 2016
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	A1	$5,020,592	$179,048	$5,958,884	$178,477
Barclays	A-	A1	3,760,675	103,317	3,441,832	89,721
BNP Paribas	A	A1	1,837,242	48,330	1,199,265	19,598
Citibank, N.A.	A+	A1	3,791,993	155,815	4,038,528	97,094
Credit Suisse	A	A1	3,721,586	92,577	2,130,710	44,242
Deutsche Bank	A-	Baa2	—	—	25,935	892
J.P. Morgan	A+	Aa3	1,622,559	53,359	1,785,583	19,645
Morgan Stanley	A+	A1	2,795,503	104,024	2,543,421	64,425
Royal Bank of Canada	AA-	A1	3,167,888	104,644	3,384,310	103,510
SunTrust	A-	Baa1	3,147,079	101,690	2,375,418	72,990
Wells Fargo	AA-	Aa2	3,986,928	131,676	3,850,842	130,545
Exchange traded			407,302	12,144	313,354	9,380
			$33,259,347	$1,086,624	$31,048,082	$830,519
As of June 30, 2017 and December 31, 2016, we held $1.1 billion and $0.8 billion, respectively, of cash and cash equivalents and other securities from counterparties for derivative collateral, which is included in other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $16.9 million and $55.5 million at June 30, 2017 and December 31, 2016, respectively.
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
Details regarding the interest rate swap are as follows:

	Notional		Pay		June 30, 2017	December 31, 2016
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	LIBOR	2.415%	SunTrust	$(2,001)	$(2,113)
Details regarding the interest rate caps are as follows:

	Notional		Cap		June 30, 2017	December 31, 2016
Maturity Date	Amount	Floating Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	LIBOR	2.50%	SunTrust	$233	$542
July 8, 2021	12,000	LIBOR	2.50%	SunTrust	70	163
July 29, 2021	27,000	LIBOR	2.50%	SunTrust	165	377
	$79,000				$468	$1,082
The interest rate swap converts floating rates to fixed rates for seven years which began in March 2014. The interest rate caps cap our interest rates for seven years which began in July 2014. As of June 30, 2017, we deposited $1.8 million of collateral with the counterparty to the swap.

6. Notes and Loan Payable and Amounts Due Under Repurchase Agreements
Notes and loan payable includes the following:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Senior notes due 2021
Principal	$400,000	$400,000
Unamortized debt issue costs	(5,187)	(5,733)
Senior notes due 2027
Principal	500,000	—
Unamortized debt issue costs	(5,804)	—
Unamortized discount	(349)	—
Term loan due 2019
Principal	—	100,000
Unamortized debt issue costs	—	(512)
	$888,660	$493,755
On June 16, 2017, we issued $500 million aggregate principal amount of senior unsecured notes due 2027 which bear interest at 5.0% per year and will mature on June 15, 2027 (the "2027 Notes"). The 2027 Notes were issued at a $0.3 million discount, which is being amortized over the term of the 2027 Notes using the effective interest method. Contractual interest is payable semi-annually in arrears each June 15th and December 15th. The initial transaction fees and costs totaling $5.8 million were capitalized as deferred financing costs and are being amortized over the term of the 2027 Notes using the effective interest method. We used the net proceeds from the issuance of the 2027 Notes to prepay our $100 million term loan that was scheduled to mature in 2019 on June 16, 2017, and to redeem our $400 million notes due 2021 (the “2021 Notes”) on July 17, 2017. See Note 9 for further details surrounding the early redemption of the 2021 Notes.
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $36.1 million and $69.1 million during the three and six months ended June 30, 2017, respectively, and the maximum amount borrowed was $274.5 million during the six months ended June 30, 2017. We had no borrowings under repurchase agreements during the three and six months ended June 30, 2016. The weighted average interest rate on amounts due under repurchase agreements was 1.02% and 0.74% for the three and six months ended June 30, 2017.
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
In addition to our commitments to fund mortgage loans, we have unfunded commitments at June 30, 2017 to limited partnerships of $58.2 million and to secured bank loans of $9.3 million.

8. Earnings (Loss) Per Share and Stockholders' Equity
Earnings (Loss) Per Share
The following table sets forth the computation of earnings (loss) per common share and earnings (loss) per common share - assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) - numerator for earnings (loss) per common share	$26,946	$14,708	$80,885	$(30,133)

Denominator:
Weighted average common shares outstanding (1)	88,897,203	82,516,927	88,772,831	82,322,919
Effect of dilutive securities:
2015 warrants	—	—	—	30,439
Stock options and deferred compensation agreements	850,870	353,052	899,594	422,809
Restricted stock and restricted stock units	364,211	314,158	372,214	296,649
Denominator for earnings (loss) per common share - assuming dilution	90,112,284	83,184,137	90,044,639	83,072,816

Earnings (loss) per common share	$0.30	$0.18	$0.91	$(0.37)
Earnings (loss) per common share - assuming dilution	$0.30	$0.18	$0.90	$(0.37)

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan.
Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
		Minimum	Maximum
Three months ended June 30, 2017	1,002,391	$24.79	$24.79
Three months ended June 30, 2016	1,061,541	$24.79	$24.79
Six months ended June 30, 2017	1,002,391	$24.79	$24.79
Six months ended June 30, 2016	1,061,541	$24.79	$24.79
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
9. Subsequent Events
As discussed in Note 6, we used a portion of the net proceeds from the issuance of the 2027 Notes to redeem our 2021 Notes on July 17, 2017. We paid $413.3 million to redeem the 2021 Notes which included a redemption premium equal to 3.313% of the $400 million principal amount of the 2021 Notes. We incurred a loss of $18.4 million on the redemption of the 2021 Notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at June 30, 2017, and the unaudited consolidated results of operations for the three and six month periods ended June 30, 2017 and 2016, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 and Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017.
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
Our business model contemplates continued growth in invested assets and non-GAAP operating income while maintaining a high quality investment portfolio that will not experience significant losses from impairments of invested assets. We are committed to maintaining a high quality investment portfolio with limited exposure to below investment grade securities and other riskier assets. Growth in invested assets is predicated on a continuation of our high sales achievements of the last five years while at the same time maintaining a high level of retention of the funds received. The economic and personal investing environments continued to be conducive for high sales levels as retirees and others look to put their money in instruments that will protect their principal and provide them with consistent cash flow sources in their retirement years. However, our sales slowed during the last half of 2016 and first half of 2017 as competition in our distribution channels escalated, rates from several of our competitors were appreciably above prior levels, and there continues to be uncertainty regarding the Department of Labor ("DOL") conflict of interest fiduciary rule.
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

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average yield on invested assets	4.45%	4.54%	4.46%	4.56%
Aggregate cost of money	1.73%	1.92%	1.75%	1.92%
Aggregate investment spread	2.72%	2.62%	2.71%	2.64%

Impact of:
Investment yield - additional prepayment income	0.07%	0.04%	0.07%	0.06%
Cost of money effect of over hedging	0.06%	—%	0.06%	—%
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
We are currently in the midst of an unprecedented period of low interest rates and low yields for investments with the credit quality we prefer which presents a strong headwind to achieving our target rate for investment spread. In response to this persistent low interest rate environment, we have been reducing policyholder crediting rates for new annuities and existing annuities since the fourth quarter of 2011. Spread results for the 2017 and 2016 periods reflect the benefits from these reductions.
Renewal rate adjustments covering $16 - 17 billion of policyholder account values began on September 1, 2016, and should lower the overall cost of money by 8 basis points when fully implemented. In addition, we began applying renewal rate adjustments on $7.4 billion of policyholder account values beginning on December 6, 2016. These adjustments will be implemented over the next 6 to 9 months on policy anniversary dates and are expected to reduce a portion of the 0.46% cost of money differential between existing rates and guaranteed minimum rates we had at June 30, 2017.
Investment yields available to us in the first six months of 2017 increased compared to the last six months of 2016, however they remain below our portfolio rate. Investment yields at these levels will continue to put downward pressure on our investment spread and product returns.
Life insurance companies are subject to the NAIC risk-based capital ("RBC") requirements which are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Rating agencies utilize a form of RBC to partially determine capital strength of insurance companies. Our RBC ratio at December 31, 2016 was 342%, and our estimated RBC ratio at June 30, 2017 was 366%.
Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016
Annuity deposits by product type collected during the three and six months ended June 30, 2017 and 2016, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2017	2016	2017	2016
	(Dollars in thousands)
Fixed index annuities	$1,121,192	$1,525,546	$2,150,031	$3,213,548
Annual reset fixed rate annuities	20,870	15,866	35,713	32,571
Multi-year fixed rate annuities	27,535	550,558	57,436	935,590
Single premium immediate annuities	4,981	8,313	10,532	13,627
Total before coinsurance ceded	1,174,578	2,100,283	2,253,712	4,195,336
Coinsurance ceded	108,959	594,269	180,033	1,055,255
Net after coinsurance ceded	$1,065,619	$1,506,014	$2,073,679	$3,140,081

Annuity deposits before and after coinsurance ceded decreased 44% and 29%, respectively, during the second quarter of 2017 compared to the same period in 2016, and decreased 46% and 34%, respectively, during the six months ended June 30, 2017 compared to the same period in 2016. The decrease in sales for the three and six months ended June 30, 2017 primarily reflects continued competitive pressures within each of our distribution channels along with continued uncertainty regarding the DOL fiduciary rule. The relatively smaller decline in net sales compared to gross sales is due to a decrease in coinsurance ceded premiums as a result of significantly lower sales of multi-year rate guaranteed ("MYGA") fixed annuity product which are substantially coinsured, a reduction in the portion of Eagle Life Insurance Company's ("Eagle Life") fixed index annuity sales that are coinsured and lower sales of Eagle Life's fixed index annuity products.
We coinsure 80% of the annuity deposits received from MYGA fixed annuity products and 50% of the fixed index annuities sold by Eagle Life through broker/dealers and banks. Prior to January 1, 2017, we coinsured 80% of the annuity deposits received from MYGA fixed annuity products and 80% of the fixed index annuities sold by Eagle Life.
Net income (loss), in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 8% to $46.5 billion for the second quarter of 2017 and 8% to $46.0 billion for the six months ended June 30, 2017 compared to $43.1 billion and $42.5 billion for the same periods in 2016. Our investment spread measured in dollars was $286.9 million for the second quarter of 2017 and $565.6 million for the six months ended June 30, 2017 compared to $248.9 million and $492.5 million for the same periods in 2016. As previously mentioned, our investment spread has been negatively impacted by the extended low interest rate environment (see Net investment income).
Net income (loss) is also impacted by the change in fair value of derivatives and embedded derivatives which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income (loss) for the three and six months ended June 30, 2017 and 2016 was negatively impacted by decreases in the discount rates used to estimate the fair value of our embedded derivative liabilities during the period.
We periodically revise the key assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. We review these assumptions quarterly and based on the results of our first and second quarter 2017 reviews, no assumptions were revised. Based on the results of our first quarter 2016 review, we lowered future investment spread assumptions as actual investment spreads being earned showed investment spread and gross profits being less than what we were assuming in our models due to decreases in the average yield earned on invested assets resulting from the continued low interest rate environment.
Net loss for the six months ended June 30, 2016 includes effects from unlocking as follows:

Six Months Ended June 30,
2016
(Dollars in thousands)
Increase in amortization of deferred sales inducements	$17,892
Increase in amortization of deferred policy acquisition costs	26,084
Effect on net income (loss)	(28,365)
Non-GAAP operating income increased 27% to $63.7 million in the second quarter of 2017 and 73% to $123.3 million for the six months ended June 30, 2017 compared to $50.1 million and $71.1 million for the same periods in 2016.
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

The adjustments made to net income (loss) to arrive at non-GAAP operating income for the three and six months ended June 30, 2017 and 2016 are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Reconciliation of net income (loss) to non-GAAP operating income:
Net income (loss)	$26,946	$14,708	$80,885	$(30,133)
Adjustments to arrive at non-GAAP operating income:
Net realized (gains) losses and net OTTI losses on investments, net of offsets	(1,559)	605	(3,501)	1,760
Change in fair value of derivatives and embedded derivatives - index annuities, net of offsets	57,571	53,129	68,548	150,678
Change in fair value of derivatives - debt	465	768	218	3,532
Income taxes	(19,741)	(19,108)	(22,846)	(54,737)
Non-GAAP operating income	$63,682	$50,102	$123,304	$71,100
The amounts disclosed in the reconciliation above are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs where applicable.
Non-GAAP operating income for the six months ended June 30, 2016 includes expense from unlocking which increased amortization of deferred sales inducements by $18.1 million and amortization of deferred policy acquisition costs by $26.3 million and decreased non-GAAP operating income by $28.6 million.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 18% to $48.6 million in the second quarter of 2017 and 19% to $92.2 million for the six months ended June 30, 2017 compared to $41.1 million and $77.6 million for the same periods in 2016. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Surrender charges	$13,896	$11,997	$27,530	$26,562
Lifetime income benefit riders (LIBR) fees	34,707	29,127	64,645	51,067
	$48,603	$41,124	$92,175	$77,629

Withdrawals from annuity policies subject to surrender charges	$114,922	$102,525	$222,141	$217,287
Average surrender charge collected on withdrawals subject to surrender charges	12.1%	11.7%	12.4%	12.2%

Fund values on policies subject to LIBR fees	$5,067,601	$4,464,676	$9,364,039	$7,876,599
Weighted average per policy LIBR fee	0.68%	0.65%	0.69%	0.65%
The increases in annuity product charges were primarily attributable to increases in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee and increases in the average fees being charged as compared to prior periods. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders. Surrender charges increased in the 2017 periods due to increases in withdrawals from annuity policies subject to surrender charges.
Net investment income increased 7% to $493.5 million in the second quarter of 2017 and 8% to $979.1 million for the six months ended June 30, 2017 compared to $459.8 million and $910.7 million for the same periods in 2016. The increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 9% to $44.4 billion for the second quarter of 2017 and 10% to $44.0 billion for the six months ended June 30, 2017 compared to $40.6 billion and $40.0 billion for the same periods in 2016.

The average yield earned on average invested assets was 4.45% for the second quarter of 2017 and 4.46% for the six months ended June 30, 2017 compared to 4.54% and 4.56% for the same periods in 2016. The decreases in yield earned on average invested assets were attributable to the investment of new premiums and portfolio cash flows during the first and second quarter of 2017 and the last two quarters of 2016 at rates below the overall portfolio yield partially offset by lower cash balances. The average yield on fixed income securities purchased and commercial mortgage loans funded in the three and six months ended June 30, 2017 was 3.96% and 4.03%, respectively, compared to 3.95% and 4.03% for the same periods in 2016. The average balance for cash and short-term investments was $203 million and $157 million during the three and six months ended June 30, 2017 compared to $1.1 billion and $950 million for the same periods in 2016. The unfavorable impact from lower new money investment yields was offset by non-trendable investment income items which added eight and nine basis points to the average yield on invested assets for the three and six months ended June 30, 2017 and seven and nine basis points to the average yield on invested assets for the three and six months ended June 30, 2016.
Change in fair value of derivatives consists of call options purchased to fund annual index credits on fixed index annuities, and an interest rate swap and interest rate caps that hedge our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$232,965	$(135,558)	$438,365	$(245,198)
Change in unrealized gains/losses	34,740	175,952	216,076	214,841
Interest rate swap	(549)	(982)	(474)	(3,626)
Interest rate caps	(336)	(313)	(614)	(983)
	$266,820	$39,099	$653,353	$(34,966)
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
S&P 500 Index
Point-to-point strategy	1.0% - 10.5%	0.0% - 1.9%	1.0% - 13.3%	0.0% - 1.9%
Monthly average strategy	0.5% - 9.0%	0.0% - 0.0%	0.1% - 10.6%	0.0% - 2.9%
Monthly point-to-point strategy	0.0% - 13.0%	0.0% - 0.0%	0.0% - 15.2%	0.0% - 0.0%
Fixed income (bond index) strategies	0.0% - 4.5%	0.0% -10.0%	0.0% - 4.5%	0.0% - 10.0%
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
Net realized gains on investments, excluding OTTI losses include gains and losses on the sale of securities and impairment losses on mortgage loans on real estate which fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments, as well as gains (losses) recognized on real estate owned due to any sales and impairments on long-lived assets. See Note 3 to our unaudited consolidated financial statements for a detailed presentation of the types of investments that generated the gains (losses).
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
Net OTTI losses recognized in operations decreased to $0.9 million in the second quarter of 2017 and $1.1 million for the six months ended June 30, 2017 compared to $4.4 million and $10.1 million for the same periods in 2016. See Financial Condition - Other Than Temporary Impairments and Note 3 to our unaudited consolidated financial statements for additional discussion of other than temporary impairments recognized during the periods presented.

Interest sensitive and index product benefits increased 325% to $472.6 million in the second quarter of 2017 and 327% to $891.7 million for the six months ended June 30, 2017 compared to $111.1 million and $208.8 million for the same periods in 2016. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Index credits on index policies	$371,623	$8,900	$693,503	$15,431
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	65,133	68,461	132,139	132,973
Lifetime income benefit riders	35,840	33,760	66,093	60,388
	$472,596	$111,121	$891,735	$208,792
The increases in index credits were attributable to changes in the appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $378.5 million and $705.1 million for the three and six months ended June 30, 2017, compared to $9.3 million and $16.1 million for the same periods in 2016. The decreases in interest credited were primarily due to lower crediting rates on annuity liabilities receiving a fixed rate of interest. The increases in benefits recognized for lifetime income benefit riders were due to increases in the number of policies with lifetime income benefit riders and correlate to the increases in fees discussed in Annuity product charges.
The reserve (net of coinsurance ceded) held for lifetime income benefit riders was $599.5 million and $533.4 million at June 30, 2017 and December 31, 2016, respectively.
Amortization of deferred sales inducements, in general, has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 87% and 88% of our net annuity account values at June 30, 2017 and June 30, 2016, respectively. The increases in amortization from these factors have been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$68,245	$58,699	$136,029	$134,180
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(35,136)	(27,541)	(40,724)	(74,707)
Net realized gains (losses) on investments and net OTTI losses recognized in operations	586	(486)	715	(1,322)
Amortization of deferred sales inducements after gross profit adjustments	$33,695	$30,672	$96,020	$58,151
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

Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives (see Note 5 to our unaudited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)

Fixed index annuities - embedded derivatives	$3,676	$199,917	$79,886	$379,632
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	171,297	84,386	319,257	170,528
	$174,973	$284,303	$399,143	$550,160
The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in discount rates used in estimating our embedded derivative liabilities; and (iii) the growth in the host component of the policy liability. The amounts presented as "Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting" represents the total change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date, less the change in fair value of our fixed index annuities embedded derivative. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2016. The primary reasons for the decreases in the change in fair value of the fixed index annuity embedded derivatives during the three and six months ended June 30, 2017 were smaller decreases in the discount rate used in estimating the fair value of our liability during the three and six months ended June 30, 2017 as compared to the same periods of 2016 combined with a decrease in the expected index credits on the next policy anniversary dates resulting from a smaller increase in the fair value of the call options acquired to fund these index credits during the three and six months ended June 30, 2017 as compared to the same periods of 2016. The discount rates used in estimating our embedded derivative liabilities fluctuate based on changes in the general level of interest rates.
Interest expense on notes and loan payable increased 26% to $8.7 million in the second quarter of 2017 and 19% to $16.4 million for the six months ended June 30, 2017 compared to $6.9 million and $13.8 million for the same periods in 2016. The increases in interest expense were attributable to interest expense on the $100 million variable rate term loan originated on September 30, 2016 and prepaid on June 16, 2017, as well as interest expense on the $500 million senior unsecured notes due 2027 issued on June 16, 2017.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$96,343	$83,354	$191,774	$192,952
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(47,576)	(32,070)	(53,454)	(90,939)
Net realized gains (losses) on investments and net OTTI losses recognized in operations	780	(619)	905	(1,635)
Amortization of deferred policy acquisition costs after gross profit adjustments	$49,547	$50,665	$139,225	$100,378
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

Other operating costs and expenses decreased 3.2% to $26.0 million in the second quarter of 2017 and 0.2% to $53.5 million for the six months ended June 30, 2017 compared to $26.8 million and $53.7 million for the same periods in 2016 and are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
			(Dollars in thousands)
Salary and benefits	$13,282	$12,754	$27,059	$26,828
Risk charges	7,144	7,283	14,199	14,059
Other	5,538	6,786	12,285	12,766
Total other operating costs and expenses	$25,964	$26,823	$53,543	$53,653
The three months ended June 30, 2017 reflect an increase in salary and benefits of $0.8 million due to an increased number of employees related to our growth, an increase of $0.4 million related to a deferred compensation liability that is based upon the value of our common stock and an increase of $0.5 million related to expense recognized under our short-term incentive compensation program and other bonus programs as compared to the same period in 2016. These increases were offset by a decrease of $1.4 million in expenses related to a retirement agreement with our former executive chairman. The six months ended June 30, 2017 reflect an increase in salary and benefits of $1.9 million due to an increased number of employees related to our growth and an increase of $1.3 million related to a deferred compensation liability that is based upon the value of our common stock as compared to the same period in 2016. These increases were offset by a decrease of $3.0 million in expenses related to a retirement agreement with our former executive chairman.
The decrease in reinsurance risk charges expense for the three months ended June 30, 2017 as compared to the same period in 2016 was due to a lower risk charge percentage which was included in an October 1, 2016 amendment to the reinsurance agreement which was partially offset by growth in our policyholder liabilities subject to the reinsurance agreement pursuant to which we cede excess regulatory reserves to an unaffiliated reinsurer. The increase in reinsurance risk charges expense for the six months ended June 30, 2017 as compared to the same period in 2016 was due to the growth in our policyholder liabilities subject to the reinsurance agreement partially offset by the lower risk charge percentage noted above. The regulatory reserves ceded at June 30, 2017 and 2016 were $700.0 million and $570.5 million, respectively.
Other expenses decreased for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 primarily as a result of decreases in general expenses that vary from period to period based on the level of annuity deposits collected. The six months ended June 30, 2016 benefited from the recovery of $1.0 million related to a state tax matter.
Income tax expense (benefit) was $13.3 million in the second quarter of 2017 and $40.9 million for the six months ended June 30, 2017 compared to $8.0 million and $(16.2) million for the same periods in 2016. The changes in income tax expense (benefit) were primarily due to changes in income (loss) before income taxes. The effective income tax rates for the three and six months ended June 30, 2017 were 33.1% and 33.6%, respectively, and 35.3% and 35.0% for the same periods in 2016, respectively.
Income tax expense (benefit) and the resulting effective tax rate are based upon two components of income (loss) before income taxes ("pretax income (loss)") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 35.5% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income (loss) for the parent company and other non-life insurance subsidiaries (the "non-life insurance group") is generally taxed at an effective tax rate of 41.5% reflecting the combined federal / state income tax rates. The effective income tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income (loss) vary from period to period based primarily on the relative size of pretax income (loss) from the two sources.
The effective income tax rate decreased for the three and six month periods ended June 30, 2017 as compared to the same periods in 2016 due to a change in accounting for income taxes related to share-based compensation that reduced income tax expense by approximately $0.3 million and $1.6 million during the three and six month periods ended June 30, 2017. In addition, the rate decreased for the three and six month periods ended June 30, 2017 as compared to the same periods in 2016 due to lower projected income for the non-life insurance group which is primarily due to an $18.4 million loss on extinguishment of debt that will be recognized in the third quarter.

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
The composition of our investment portfolio is summarized as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$12,174	—%	$11,805	—%
United States Government sponsored agencies	1,340,839	2.8%	1,344,787	3.0%
United States municipalities, states and territories	4,137,714	8.6%	3,926,950	8.8%
Foreign government obligations	238,869	0.5%	236,341	0.5%
Corporate securities	29,364,002	61.3%	27,191,243	60.8%
Residential mortgage backed securities	1,181,850	2.5%	1,254,835	2.8%
Commercial mortgage backed securities	5,540,383	11.6%	5,365,235	12.0%
Other asset backed securities	2,154,885	4.5%	1,806,123	4.0%
Total fixed maturity securities	43,970,716	91.8%	41,137,319	91.9%
Mortgage loans on real estate	2,553,391	5.3%	2,480,956	5.5%
Derivative instruments	1,086,624	2.3%	830,519	1.9%
Other investments	314,421	0.6%	308,774	0.7%
	$47,925,152	100.0%	$44,757,568	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	June 30, 2017		December 31, 2016
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$27,599,755	62.8%	$26,431,700	64.3%
Baa	14,852,167	33.8%	13,002,964	31.6%
Total investment grade	42,451,922	96.6%	39,434,664	95.9%
Ba	1,056,659	2.4%	1,048,379	2.5%
B	104,835	0.2%	155,619	0.4%
Caa	264,733	0.6%	79,763	0.2%
Ca and lower	92,567	0.2%	418,894	1.0%
Total below investment grade	1,518,794	3.4%	1,702,655	4.1%
	$43,970,716	100.0%	$41,137,319	100.0%

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
A summary of our fixed maturity securities by NAIC designation is as follows:

	June 30, 2017				December 31, 2016
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$26,718,443	$28,144,706	$28,144,706	64.0%	$25,607,268	$26,507,798	$26,507,798	64.5%
2	13,907,192	14,499,548	14,499,548	33.0%	13,037,592	13,295,648	13,295,648	32.3%
3	1,229,695	1,207,581	1,207,810	2.7%	1,201,059	1,155,702	1,163,761	2.8%
4	97,349	89,144	89,144	0.2%	154,226	137,188	137,188	0.3%
5	19,559	20,698	20,698	0.1%	17,475	24,664	24,664	0.1%
6	12,437	8,810	8,810	—%	13,160	8,260	8,260	—%
	$41,984,675	$43,970,487	$43,970,716	100.0%	$40,030,780	$41,129,260	$41,137,319	100.0%
The amortized cost and fair value of fixed maturity securities at June 30, 2017, by contractual maturity, are presented in Note 3 to our unaudited consolidated financial statements in this form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
June 30, 2017
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$7,035	$(168)	$6,867
United States Government sponsored agencies	17	1,032,469	(37,840)	994,629
United States municipalities, states and territories	60	282,874	(9,572)	273,302
Foreign government obligations	1	14,333	(2,489)	11,844
Corporate securities:
Finance, insurance and real estate	113	1,257,563	(39,094)	1,218,469
Manufacturing, construction and mining	74	681,971	(22,804)	659,167
Utilities and related sectors	67	584,347	(16,931)	567,416
Wholesale/retail trade	33	339,104	(14,395)	324,709
Services, media and other	185	1,865,885	(89,930)	1,775,955
Residential mortgage backed securities	14	51,032	(2,312)	48,720
Commercial mortgage backed securities	303	2,433,279	(69,249)	2,364,030
Other asset backed securities	86	607,327	(13,461)	593,866
	955	$9,157,219	$(318,245)	$8,838,974
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,931	$(229)	$76,702

December 31, 2016
Fixed maturity securities, available for sale:
United States Government full faith and credit	3	$7,693	$(288)	$7,405
United States Government sponsored agencies	18	1,042,461	(46,913)	995,548
United States municipalities, states and territories	113	485,802	(22,393)	463,409
Foreign government obligations	4	54,626	(5,080)	49,546
Corporate securities:
Finance, insurance and real estate	175	2,101,158	(78,144)	2,023,014
Manufacturing, construction and mining	155	1,568,588	(57,577)	1,511,011
Utilities and related sectors	137	1,511,082	(50,835)	1,460,247
Wholesale/retail trade	63	687,650	(20,810)	666,840
Services, media and other	301	3,417,783	(161,407)	3,256,376
Residential mortgage backed securities	25	87,169	(3,554)	83,615
Commercial mortgage backed securities	407	3,266,304	(117,014)	3,149,290
Other asset backed securities	112	918,403	(20,703)	897,700
	1,513	$15,148,719	$(584,718)	$14,564,001
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,825	$(8,059)	$68,766
The decrease in unrealized losses from December 31, 2016 to June 30, 2017 was primarily due to a decrease in interest rates in addition to price improvements due to tighter credit spreads during the six months ended June 30, 2017. The 10-year U.S. Treasury yields at June 30, 2017 and December 31, 2016 were 2.31% and 2.45%, respectively. The 30-year U.S. Treasury yields at June 30, 2017 and December 31, 2016 were 2.84% and 3.06%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
June 30, 2017
1	$5,763,404	64.7%	$(182,013)	57.2%
2	2,482,302	27.8%	(76,724)	24.1%
3	589,388	6.6%	(43,515)	13.7%
4	60,716	0.7%	(8,734)	2.7%
5	11,292	0.1%	(3,854)	1.2%
6	8,803	0.1%	(3,634)	1.1%
	$8,915,905	100.0%	$(318,474)	100.0%
December 31, 2016
1	$8,754,856	59.8%	$(330,920)	55.8%
2	5,091,437	34.8%	(176,557)	29.8%
3	657,549	4.5%	(60,689)	10.3%
4	119,986	0.8%	(17,786)	3.0%
5	8,744	0.1%	(1,920)	0.3%
6	8,254	—%	(4,905)	0.8%
	$14,640,826	100.0%	$(592,777)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 956 and 1,514 securities, respectively) have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016, along with a description of the factors causing the unrealized losses is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

The amortized cost and fair value of fixed maturity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
June 30, 2017
Fixed maturity securities:
Investment grade:
Less than six months	227	$1,711,069	$1,694,645	$(16,424)
Six months or more and less than twelve months	539	5,605,428	5,425,525	(179,903)
Twelve months or greater	114	1,228,182	1,164,181	(64,001)
Total investment grade	880	8,544,679	8,284,351	(260,328)
Below investment grade:
Less than six months	22	87,423	84,595	(2,828)
Six months or more and less than twelve months	5	71,108	68,472	(2,636)
Twelve months or greater	49	530,940	478,258	(52,682)
Total below investment grade	76	689,471	631,325	(58,146)
	956	$9,234,150	$8,915,676	$(318,474)

December 31, 2016
Fixed maturity securities:
Investment grade:
Less than six months	1,265	$12,767,396	$12,374,177	$(393,219)
Six months or more and less than twelve months	69	669,022	621,784	(47,238)
Twelve months or greater	90	970,424	901,674	(68,750)
Total investment grade	1,424	14,406,842	13,897,635	(509,207)
Below investment grade:
Less than six months	15	132,087	126,236	(5,851)
Six months or more and less than twelve months	10	80,535	72,830	(7,705)
Twelve months or greater	65	606,080	536,066	(70,014)
Total below investment grade	90	818,702	735,132	(83,570)
	1,514	$15,225,544	$14,632,767	$(592,777)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
June 30, 2017
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—
Below investment grade:
Less than six months	2	4,747	3,684	(1,063)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	6	62,432	37,470	(24,962)
Total below investment grade	8	67,179	41,154	(26,025)
	8	$67,179	$41,154	$(26,025)

December 31, 2016
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—
Below investment grade:
Less than six months	1	19,930	15,961	(3,969)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	10	85,831	58,436	(27,395)
Total below investment grade	11	105,761	74,397	(31,364)
	11	$105,761	$74,397	$(31,364)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
June 30, 2017
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	258,123	246,519	—	—
Due after five years through ten years	2,368,457	2,306,035	—	—
Due after ten years through twenty years	1,826,206	1,762,754	—	—
Due after twenty years	1,612,795	1,517,050	76,931	76,702
	6,065,581	5,832,358	76,931	76,702
Residential mortgage backed securities	51,032	48,720	—	—
Commercial mortgage backed securities	2,433,279	2,364,030	—	—
Other asset backed securities	607,327	593,866	—	—
	$9,157,219	$8,838,974	$76,931	$76,702

December 31, 2016
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	177,550	172,375	—	—
Due after five years through ten years	4,943,504	4,806,216	—	—
Due after ten years through twenty years	2,736,298	2,621,945	—	—
Due after twenty years	3,019,491	2,832,860	76,825	68,766
	10,876,843	10,433,396	76,825	68,766
Residential mortgage backed securities	87,169	83,615	—	—
Commercial mortgage backed securities	3,266,304	3,149,290	—	—
Other asset backed securities	918,403	897,700	—	—
	$15,148,719	$14,564,001	$76,825	$68,766
International Exposure
We hold fixed maturity securities with international exposure. As of June 30, 2017, 18% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	June 30, 2017
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$252,371	$278,565	0.6%
Asia/Pacific	433,800	453,465	1.0%
Non-GIIPS Europe	3,243,273	3,376,643	7.7%
Latin America	281,708	286,183	0.7%
Non-U.S. North America	1,310,375	1,366,367	3.1%
Australia & New Zealand	781,832	795,288	1.8%
Other	1,524,249	1,554,297	3.5%
	$7,827,608	$8,110,808	18.4%

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

All of the securities presented in the table above are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2), except for the following:

	June 30, 2017
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
GIIPS (1)	$28,733	$31,078
Asia/Pacific	11,000	9,444
Non-GIIPS Europe	148,742	145,376
Latin America	74,260	66,720
Non-U.S. North America	104,928	105,374
	$367,663	$357,992
Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our residential and commercial mortgage backed securities as we monitor all of our residential and commercial mortgage backed securities on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At June 30, 2017, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Below investment grade
Corporate securities:
Energy	4	$29,058	$(6,217)	$22,841	1 - 50	0 - 30
Industrials	1	4,984	(2,640)	2,344	32	23
Materials	1	3,990	(17)	3,973	1	—
Telecommunications	1	2,100	(15)	2,085	36	—
Other asset backed securities:
Financials	2	6,347	(3,601)	2,746	49 - 75	26 - 30
	9	$46,479	$(12,490)	$33,989
We have determined that the unrealized losses of the securities on the watch list are temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost. Our analysis of these securities and their credit performance at June 30, 2017 is as follows:
Corporate securities:
Energy, Industrials and Materials: The decline in the value of these securities relates to ongoing operational issues related to the decline in certain commodity prices specific to their businesses. The decline in these commodity prices creates financial challenges as the companies realign to accommodate the lower prices. These issuers will be stressed greater than the average company due to their price sensitivity and the specific position they hold in the supply chain. We recognized an other than temporary impairment on one security during the third quarter of 2016 due to our evaluation of the operating performance and the credit worthiness of the issuer. While the remaining issuers have seen their financial and profitability profile weakened, we have determined that the remaining securities were not other than temporarily impaired due to our evaluation of the operating performance and the credit worthiness of the issuer.

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
Other asset backed securities:
Financials:  The decline in value of one of the asset backed securities is due to poor performance in the underlying pool of student loans. The investment is backed by a guarantee from the for-profit education services provider. We have determined that this security was not other than temporarily impaired, because the guarantee is in good standing and all required payments have been made, including hyper-amortization payments triggered by the performance of the student loan portfolio. The decline in value of the the other asset backed security is related directly to the decline in oil prices and the financial stability of its operator. The issuer has direct exposure to the oil market as its primary business is deep water drilling. As oil prices have declined the operator of the deep water vessel has experienced financial pressure on its balance sheet. We recognized other than temporary impairments on this security during the second quarter of 2017, the second quarter of 2016 and the third quarter of 2015.
Other Than Temporary Impairments
We have a policy and process to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2016. During the three and six months ended June 30, 2017 and 2016, we recognized additional credit losses on residential mortgage backed securities on which we have previously recognized OTTI. During the three months ended June 30, 2017 and 2016, we recognized additional impairments of $0.3 million and $3.5 million, respectively, on an other asset backed security as sales of similar assets during the second quarters of 2017 and 2016 led us to conclude that the asset backing our security is worth less than our previous estimates. During the six months ended June 30, 2016, we recognized an OTTI of $3.9 million in income on a corporate security issued by a Brazilian telecommunications company. Developments in 2016 led us to the conclusion that we will not be able to fully recover our amortized cost basis due to liquidity concerns. The other OTTI that we recognized in income during the three and six months ended June 30, 2016, on corporate securities and commercial mortgage backed securities were due to our intent to sell the securities, which were in an unrealized loss position at the reporting date. Several factors led us to believe that full recovery of amortized cost is not expected on the securities for which we recognized credit losses and reclassified OTTI from accumulated other comprehensive income to net income. A discussion of these factors, our policy and process to identify securities that could potentially have impairment that is other than temporary and a summary of OTTI is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, net of loan loss allowances and deferred prepayment fees. At June 30, 2017 and December 31, 2016, the largest principal amount outstanding for any single mortgage loan was $20.7 million and $20.9 million, respectively, and the average loan size was $3.4 million and $3.2 million, respectively. In addition, the average loan to value ratio for the overall portfolio was 53.8% and 53.7%, at June 30, 2017 and December 31, 2016, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 to our unaudited consolidated financial statements, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At June 30, 2017, we had commitments to fund commercial mortgage loans totaling $46.9 million, with fixed interest rates ranging from 4.20% to 4.77%. During 2017 and 2016, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the six months ended June 30, 2017, we received $135.8 million in cash for loans being paid in full compared to $174.2 million for the six months ended June 30, 2016. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
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

We have a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio (based on most recent information collected) follows:

	June 30, 2017		December 31, 2016
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$1,753,471	68.4%	$1,781,928	71.5%
Greater than or equal to 1.2 and less than 1.5	600,484	23.4%	517,697	20.8%
Greater than or equal to 1.0 and less than 1.2	134,598	5.3%	122,115	4.9%
Less than 1.0	73,896	2.9%	68,879	2.8%
	$2,562,449	100.0%	$2,490,619	100.0%
Approximately 95% of our mortgage loans (based on principal outstanding) that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at June 30, 2017.
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

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Impaired mortgage loans with an allowance	$6,773	$4,640
Impaired mortgage loans with no related allowance	1,516	1,591
Allowance for probable loan losses	(2,049)	(1,327)
Net carrying value of impaired mortgage loans	$6,240	$4,904
At June 30, 2017, we had no commercial mortgage loans that were delinquent (60 days or more past due at the reporting date) in their principal and interest payments.
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
Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $0.9 billion for the six months ended June 30, 2017 compared to $2.1 billion for the six months ended June 30, 2016, with the decrease attributable to a $1.1 billion decrease in net annuity deposits after coinsurance and a $192.3 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2017, up to $272.7 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $1.5 billion of statutory earned surplus at June 30, 2017.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best and Standard and Poor's. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of June 30, 2017, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
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
Cash and cash equivalents of the parent holding company at June 30, 2017, were $450.2 million, of which $413.3 million was used to redeem the $400 million notes due 2021 (the "2021 Notes") on July 17, 2017. In addition, we have a $150 million revolving line of credit, with no borrowings outstanding, available through September 2021 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.
On June 16, 2017, we issued $500 million aggregate principal amount of senior unsecured notes due 2027 which bear interest at 5.0% per year and will mature on June 15, 2027 (the "2027 Notes"). We used the net proceeds from the issuance of the 2027 Notes to prepay our $100 million term loan that was scheduled to mature in 2019 on June 16, 2017, and to redeem the 2021 Notes on July 17, 2017. We paid $413.3 million to redeem the 2021 Notes which included an early redemption premium equal to 3.313% of the $400 million principal amount of the 2021 Notes.
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

Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate term loan and subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at June 30, 2017, of which $85.5 million has been swapped to a fixed rate which began in March 2014 and $79.0 million has been capped for a term of seven years which began in July 2014 (see Note 5 to our unaudited consolidated financial statements). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (28 basis points) from levels at June 30, 2017, we estimate that the fair value of our fixed maturity securities would decrease by approximately $1.0 billion. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $307.2 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2016.
At June 30, 2017, 37% of our fixed income securities have call features, of which 2.1% ($899.1 million) were subject to call redemption. Another 1.0% ($409.5 million) will become subject to call redemption during the next twelve months. Approximately 72% of our fixed income securities that have call features are not callable until within six months of their stated maturities. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At June 30, 2017, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Annual index credits to policyholders on their anniversaries	$371,623	$8,900	$693,503	$15,431
Proceeds received at expiration of options related to such credits	378,517	9,308	705,069	16,050
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2017 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 7 - Commitments and Contingencies to the unaudited consolidated financial statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures.
Item 1A. Risk Factors
Our 2016 Annual Report on Form 10-K described our Risk Factors. Other than as set forth below, there have been no material changes to the Risk Factors during the six months ended June 30, 2017.
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
On February 3, 2017, a presidential memorandum directed the DOL to review the regulation to determine whether it would adversely impact retirement savers ability to access retirement information and financial advice. On April 7, 2017, the DOL issued a final rule delaying the applicability date of the regulation and related exemptions. The new definition of fiduciary and the impartial conduct standards became effective on June 9, 2017. Compliance with the remaining conditions and related exemptions is not required until January 1, 2018. This rule also changed some requirements of the April 2016 regulation, including permitting insurance agents to rely on Prohibited Transaction Exemption 84-24 until January 1, 2018 for all annuity sales. On May 22, 2017, the DOL issued a temporary enforcement policy covering the transition period between June 9, 2017 and January 1, 2018, during which the DOL will not pursue claims against advisers who are working diligently and in good faith to comply with their fiduciary duties and the conditions of the prohibited transaction exemptions.  On July 6, 2017, DOL issued a request for information seeking comment on whether the January 1, 2018 applicability date should be delayed and on possible revisions to the final regulation including the prohibited transaction exemptions. Additional changes to the regulation’s requirement are possible given the presidential directive to the DOL to review the regulation and the DOL’s recent request for information.
Although the precise impact of the regulation is difficult to assess, compliance with the prohibited transaction exemptions will likely result in increased regulatory burdens, decreases in sales, changes to our compensation practices and product offerings and increased litigation risk, which could negatively impact our business, results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no issuer purchases of equity securities for the quarter ended June 30, 2017.

Item 6. Exhibits

Exhibit No.	Description	Method of Filing
4.2	Third Supplemental Indenture, dated as of June 16, 2017, between American Equity Investment Life Holding Company and U.S. Bank National Association	Incorporated by reference to Exhibit 4.2 to Form 8-K filed on June 16, 2017
12.1	Ratio of Earnings to Fixed Charges	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2017	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ John M. Matovina
John M. Matovina, Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Ted M. Johnson
Ted M. Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

		By:	/s/ Scott A. Samuelson
Scott A. Samuelson, Vice President and Chief Accounting Officer
(Principal Accounting Officer)