Form 10-K
period 2017-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2018-02-23
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,299,993,170 based on the closing price of $26.28 per share, the closing price of the common stock on the New York Stock Exchange on June 30, 2017.
Shares of common stock outstanding as of February 21, 2018: 89,880,222
Documents incorporated by reference: Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held June 7, 2018, which will be filed within 120 days after December 31, 2017, are incorporated by reference into Part III of this report.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

PART I.
Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	16
Item 3.	Legal Proceedings	16
Item 4.	Mine Safety Disclosures	16
PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6.	Selected Consolidated Financial Data	18
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 8.	Consolidated Financial Statements and Supplementary Data	48
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48
Item 9A.	Controls and Procedures	48
Item 9B.	Other Information	48
PART III.
	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2017.	49
PART IV.
Item 15.	Exhibits and Financial Statement Schedules	49
SIGNATURES		52
Index to Consolidated Financial Statements and Schedules		F-1
Exhibit 12.1	Ratio of Earnings to Fixed Charges
Exhibit 21.2	Subsidiaries of American Equity Investment Life Holding Company
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification
Exhibit 31.2	Certification
Exhibit 32.1	Certification
Exhibit 32.2	Certification

PART I

Item 1.    Business
Introduction
We are a leader in the development and sale of fixed index and fixed rate annuity products. We were incorporated in the state of Iowa on December 15, 1995. We issue fixed annuity products through our wholly-owned life insurance subsidiaries, American Equity Investment Life Insurance Company ("American Equity Life"), American Equity Investment Life Insurance Company of New York and Eagle Life Insurance Company ("Eagle Life"). We have one business segment which represents our core business comprised of the sale of fixed index and fixed rate annuities. Our business strategy is focused on growing our policyholder funds and earning predictable returns by managing investment spreads and investment risk. We are licensed to sell our products in 50 states and the District of Columbia. Throughout this report, unless otherwise specified or the context otherwise requires, all references to "American Equity", the "Company", "we", "our" and similar references are to American Equity Investment Life Holding Company and its consolidated subsidiaries.
Investor related information, including periodic reports filed on Forms 10-K, 10-Q and 8-K and any amendments may be found on our website at www.american-equity.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission ("SEC"). In addition, we have available on our website our: (i) code of business conduct and ethics; (ii) audit committee charter; (iii) compensation committee charter; (iv) nominating and corporate governance committee charter and (v) corporate governance guidelines. The information incorporated herein by reference is also electronically accessible from the SEC's website at www.sec.gov.
Annuity Market Overview
Our target market includes the group of individuals ages 45-75 who are seeking to accumulate tax-deferred savings or create guaranteed lifetime income. We believe that significant growth opportunities exist for annuity products because of favorable demographic and economic trends. According to the U.S. Census Bureau, there were approximately 39 million Americans age 65 and older in 2010, representing 13% of the U.S. population and this group has grown to 49.2 million in 2016. By 2030, this sector of the population is expected to increase to 20% of the total population. Our fixed index and fixed rate annuity products are particularly attractive to this group due to their principal protection, competitive rates of credited interest, tax-deferred growth, guaranteed lifetime income and alternative payout options. Our competitive fixed index and fixed rate annuity products have enabled us to enjoy favorable growth in recent years and since our formation.
According to Wink's Sales and Market Report published by Wink, Inc., total industry sales of fixed index annuities decreased 10.0% to $40.4 billion for the first three quarters of 2017 from $44.9 billion for the first three quarters of 2016. Total industry sales of fixed index annuities have increased 71% over the five-year period from 2011 to 2016 (data provided in the following table according to Wink's Sales and Market Report published by Wink, Inc.), which we believe is attributable to more Americans reaching retirement age and seeking products that will provide principal protection and guaranteed lifetime income.

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Total industry sales of fixed index annuities	$58,235,265	$53,069,850	$46,896,350	$38,646,864	$33,975,442
Increase from prior year	5,165,415	6,173,500	8,249,486	4,671,422	1,588,397
Increase from prior year	9.7%	13.2%	21.3%	13.7%	4.9%
Strategy
Key elements of executing our strategy include the following:
Expand and Enhance our Distribution Network.  We currently distribute through several distribution channels, including independent agents, broker/dealers, banks and registered investment advisors. American Equity Life has relationships with 32 national marketing organizations, through which more than 23,000 independent agents are under contract. Eagle Life has relationships with 9 wholesale distribution partners, though which there are 58 selling agreements and nearly 6,000 representatives. Fourteen of these selling agreements are with broker/dealers affiliated with banks. Our objective is to improve the productivity and efficiency of our independent agent distribution channel by focusing our marketing and recruiting efforts on those independent agents capable of selling $1 million or more of annuity premium annually. We will also be alert for opportunities to establish relationships with successful national marketing organizations and agents not presently associated with us. We continue to grow distribution through broker/dealers, banks and registered investment advisors. According to Wink's Sales and Market Report published by Wink, Inc., sales of fixed index annuities through broker/dealers and banks represented almost 35% of industry sales in the third quarter of 2017. Eagle Life is focused solely on the broker/dealer, bank and registered investment advisor channel and is developing a network of broker/dealers, banks and registered investment advisors that have the ability to distribute fixed index and fixed rate annuity products in large volume. We also offer broker/dealer and bank friendly products for those broker/dealers and banks that choose to associate with us through American Equity Life. We continue to strive to provide all of our distribution partners with the highest quality service possible.

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
Take Advantage of the Growing Popularity of Index Products.  We believe that the growing popularity of fixed index annuity products that allow equity market participation without the risk of loss of the premium deposit presents an attractive opportunity to grow our business. The popularity of fixed index annuity products has increased in recent years with the availability of lifetime income benefit riders that provide an attractive alternative for converting accumulated retirement savings into lifetime income. We intend to capitalize on our reputation as a leading provider of fixed index annuities in this expanding segment of the annuity market.
Focus on High Quality Service to Agents and Policyholders.  We have maintained high quality personal service as one of our highest priorities since our inception and continue to strive for an unprecedented level of timely and accurate service to both our agents and policyholders. Examples of our high quality service include a live person answering phone calls and issuing policies within 24 hours of receiving the application if the paperwork is in good order. We believe high quality service is one of our strongest competitive advantages.
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

	Year Ended December 31,
	2017		2016		2015
Product Type	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total
	(Dollars in thousands)
Fixed index annuities	$3,966,839	95%	5,724,758	80%	$6,791,689	96%
Annual reset fixed rate annuities	74,829	2%	64,317	1%	45,182	1%
Multi-year fixed rate annuities	110,596	3%	1,303,273	18%	214,356	3%
Single premium immediate annuities	24,946	—%	35,851	1%	32,752	—%
	$4,177,210	100%	$7,128,199	100%	$7,083,979	100%
Fixed Index Annuities
Fixed index annuities allow policyholders to earn index credits based on the performance of a particular index without the risk of loss of their principal. Most of these products allow policyholders to transfer funds once a year among several different crediting strategies, including one or more index based strategies and a traditional fixed rate strategy. Bonus products represented 87%, 88% and 89% of our net annuity account values at December 31, 2017, 2016 and 2015, respectively. The initial annuity deposit on these policies is increased at issuance by a specified premium bonus ranging from 3% to 10%. Generally, the surrender charge and bonus vesting provisions of our policies are structured such that we have comparable protection from early termination between bonus and non-bonus products.

The annuity contract value is equal to the sum of premiums paid, premium bonuses and interest credited ("index credits" for funds allocated to an index based strategy), which is based upon an overall limit (or "cap") or a percentage (the "participation rate") of the annual appreciation (based in certain situations on monthly averages or monthly point-to-point calculations) in a recognized index or benchmark. Caps and participation rates limit the amount of annual interest the policyholder may earn in any one contract year and may be adjusted by us annually subject to stated minimums. Caps generally range from 1% to 12% and participation rates range from 10% to 100%. In addition, some products have a spread or "asset fee" generally ranging from 0.75% to 4%, which is deducted from annual interest to be credited. For products with asset fees, if the annual appreciation in the index does not exceed the asset fee, the policyholder's index credit is zero. The minimum guaranteed surrender values are equal to no less than 87.5% of the premium collected plus interest credited at an annual rate ranging from 1% to 3%.
The initial caps and participation rates are largely a function of the cost of the call options we purchase to fund the annual index credits, the interest rate we can earn on invested assets acquired with new annuity deposits and the rates offered on similar products by our competitors. For subsequent adjustments to caps and participation rates, we take into account the cost of the call options we purchase to fund the annual index credits, yield on our investment portfolio, annuity surrender and withdrawal assumptions and crediting rate history for particular groups of annuity policies with similar characteristics.
Fixed Rate Annuities
Fixed rate deferred annuities include annual reset and multi-year rate guaranteed products. Our annual reset fixed rate annuities have an annual interest rate (the "crediting rate") that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Our multi-year rate guaranteed annuities are similar to our annual reset products except that the initial crediting rate is guaranteed for up to seven years before it may be changed at our discretion. The minimum guaranteed rate on our annual reset fixed rate deferred annuities ranges from 1% to 4% and the initial guaranteed rate on our multi-year rate guaranteed policies ranges from 1.7% to 3.3%.
The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity deposits and the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender and withdrawal assumptions and crediting rate history for particular groups of annuity policies with similar characteristics. As of December 31, 2017, crediting rates on our outstanding fixed rate deferred annuities generally ranged from 1.0% to 4.0%. The average crediting rates on our outstanding annual reset and multi-year rate guaranteed fixed rate deferred annuities at December 31, 2017 were 1.87% and 2.72%, respectively.
We also sell single premium immediate annuities ("SPIAs"). Our SPIAs provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. The amounts, frequency and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years.
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

	December 31,
	2017	2016	2015
	(Dollars in thousands)
Annuity Surrender Charges:
Average years at issue	13.4	13.5	13.7
Average years remaining	8.1	8.6	9.1
Average surrender charge percentage remaining	13.0%	13.8%	14.3%
Annuity Account Value (net of coinsurance)	$48,400,755	$45,204,015	$41,249,647

Beginning in July 2007, substantially all of our fixed index annuity policies and many of our annual reset fixed rate deferred annuities were issued with a lifetime income benefit rider. This rider provides an additional liquidity option to policyholders. With the lifetime income benefit rider, a policyholder can elect to receive guaranteed payments for life from their contract without requiring them to annuitize their contract value. The amount of the lifetime income benefit available is determined by the growth in the policy's income account value and the policyholder's age at the time the policyholder elects to begin receiving lifetime income benefit payments. The growth in the policy's income account value is based on the growth rate specified in the policy which ranges from 3% to 8% and the time period over which that growth rate is applied which ranges from 5 to 20 years. Generally, the time period consists of an initial period of up to 10 years and the policyholder has the option to elect to continue the time period for an additional period of up to 10 years. We have the option to increase the rider fee at the time the policyholder elects to continue the time period. Lifetime income benefit payments may be stopped and restarted at the election of the policyholder. During 2013, we introduced new versions of our lifetime income benefit rider that had an optional wellbeing benefit or optional death benefit. Policyholders have the choice of selecting a rider with a base level of benefit for no explicit fee or paying a fee for a rider that has a higher level of benefits, and beginning in 2013 we introduced products where the addition of a rider to the policy is completely optional. Rider fees range from 0.30% to 1.00% of the policy's account value. The additional value to the policyholder provided by this rider through the income account value is not transferable to other contracts and we believe will improve the persistency of the contract.
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
Marketing/Distribution
We market our products through a variable cost distribution network, including independent agents through national marketing organizations, broker/dealers, banks and registered investment advisors. We emphasize high quality service to our agents, distribution partners and policyholders along with the prompt payment of commissions to our agents and distribution partners. We believe this has been significant in building excellent relationships with our distribution network.
Our independent agents and agencies range in profile from national sales organizations to personal producing general agents. We actively recruit new agents and terminate those agents who have not produced business for us in recent periods and are unlikely to sell our products in the future. In our recruitment efforts, we emphasize that agents have direct access to our senior leadership, giving us an edge in recruiting over larger and foreign-owned competitors. We also emphasize our products, service and our focused fixed annuity expertise. We also have favorable relationships with our national marketing organizations, which have enabled us to efficiently sell through an expanded number of independent agents.
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
Agents contracted with us through two national marketing organizations accounted for more than 24% of the annuity deposits and insurance premiums collected during 2017 by American Equity Life, and we expect these organizations to continue as marketers for American Equity Life with a focus on selling our products. The states with the largest share of direct premium collected during 2017 were: Florida (7.9%), Texas (7.1%), California (6.1%), Pennsylvania (5.9%) and North Carolina (5.6%).
Eagle Life's fixed index and fixed rate annuities are distributed pursuant to selling agreements with broker/dealers, banks and registered investment advisors. Relationships with these firms are facilitated by wholesalers who promote Eagle Life and are compensated based upon the sales of the firms that they have contracted with Eagle Life. American Equity Life to a lesser extent also sells through broker/dealers and we have introduced products specifically for this distribution channel.

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
The sales agents for our products use the ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's annuity to market. The degree to which ratings adjustments have affected and will affect our sales and persistency is unknown. Following is a summary of American Equity Life's financial strength ratings:

	Financial Strength Rating	Outlook Statement
A.M. Best Company
January 2011 - current	A-	Stable
Standard & Poor's
August 2015 - current	A-	Stable
June 2013 - August 2015	BBB+	Positive
October 2011 - June 2013	BBB+	Stable
Fitch Ratings
May 2013 - Current	BBB+	Stable
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
In December 2017, A.M. Best affirmed its rating outlook on the U.S. life/annuity sector as 'negative', reflecting its view that factors including a flattening yield curve, low treasury yields, declining annuity sales and evolving regulatory issues could negatively impact the U.S. life/annuity sector. In December 2017, Fitch changed its outlook on the U.S. life insurance sector to 'stable' from 'negative', reflecting its view that better than expected operating performance and a benign credit environment are likely to continue into 2018. In January 2018, Standard & Poor affirmed its rating outlook on the U.S. life insurance sector as 'stable', reflecting its view that insurers continue to exhibit strong balance sheet fundamentals and good earnings and liquidity, partially mitigating concerns over evolving issues that could negatively impact the U.S. life insurance sector.
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
Coinsurance
American Equity Life has three coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement ceded 20% of certain of American Equity Life's fixed index annuities issued from January 1, 2009 through March 31, 2010. The business reinsured under this agreement is no longer eligible for recapture. The second agreement ceded 80% of American Equity Life's multi-year rate guaranteed annuities issued from July 1, 2009 through December 31, 2013 and 80% of Eagle Life's multi-year rate guaranteed annuities issued from November 20, 2013 through December 31, 2013. The business reinsured under this agreement may not be recaptured. The third agreement cedes 80% of American Equity Life's and Eagle Life's multi-year rate guaranteed annuities issued on or after January 1, 2014, 80% of Eagle Life's fixed index annuities issued prior to January 1, 2017, 50% of Eagle Life's fixed index annuities issued from January 1, 2017 through December 31, 2018 and 80% of certain of American Equity Life's fixed index annuities issued from August 1, 2016 through December 31, 2016. The reinsurance agreement specifies that the coinsurance percentage for Eagle Life's fixed index annuities decreases to 20% for policies issued on or after January 1, 2019. The business reinsured under this agreement may not be recaptured. American Equity Life is an intermediary for reinsurance of Eagle Life's business ceded to Athene. American Equity Life and Eagle Life remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured. The annuity deposits that have been ceded to Athene are held in trusts and American Equity Life is named as the sole beneficiary of the trusts. The assets in the trusts are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the trust accounts would ever be less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in the trusts for the amount of any shortfall. Athene has received a financial strength rating of "A" (Excellent) with a stable outlook from A.M. Best Company. None of the coinsurance deposits with Athene are deemed by management to be uncollectible.
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
For more information regarding reinsurance, see Note 7 to our audited consolidated financial statements. For risks involving reinsurance see "Item 1A. Risk Factors."
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

Our life subsidiaries are subject to periodic examinations by state regulatory authorities. In 2015, the Iowa Insurance Division completed financial examinations of American Equity Life and Eagle Life for the five-year period ending December 31, 2013. There were no adjustments to American Equity Life's or Eagle Life's statutory financial statements as a result of these examinations. In 2017, the New York Insurance Department completed its financial examination of American Equity Investment Life Insurance Company of New York for the three-year period ending December 31, 2013. There were no adjustments to American Equity Investment Life Insurance Company of New York's statutory financial statements as a result of this examination.
The payment of dividends or the distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's statutory net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory surplus at the preceding December 31. For 2018, up to $377.1 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $1.7 billion of statutory earned surplus at December 31, 2017.
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
Historically, the federal government has not directly regulated the business of insurance. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation can significantly affect the insurance business. Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") generally provides for enhanced federal supervision of financial institutions, including insurance companies in certain circumstances, and financial activities that represent a systemic risk to financial stability or the U.S. economy. Under the Dodd-Frank Act, a Federal Insurance Office has been established within the U.S. Treasury Department to monitor all aspects of the insurance industry and its authority may extend to our business, although the Federal Insurance Office is not empowered with any general regulatory authority over insurers. The director of the Federal Insurance Office serves in an advisory capacity to the Financial Stability Oversight Council ("FSOC").
On April 6, 2016, the U.S. Department of Labor (“DOL”) released a final regulation which substantially expands the range of activities that will be considered to be fiduciary advice under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. As released, the final regulation provided for a phased implementation beginning April 10, 2017, with full implementation by January 1, 2018. On April 7, 2017, the DOL issued a final rule delaying the applicability date of the regulation and related exemptions. The new definition of fiduciary and the impartial conduct standards became effective on June 9, 2017. Following the issuance of an additional final rule on November 29, 2017, compliance with the remaining conditions and related exemptions is not required until July 1, 2019. Insurance agents are permitted to rely on Prohibited Transaction Exemption 84-24 until July 1, 2019 for all annuity sales. Additionally, the DOL issued a temporary enforcement policy covering the transition period between June 9, 2017 and July 1, 2019, during which the DOL will not pursue claims against advisers who are working diligently and in good faith to comply with their fiduciary duties and the conditions of the prohibited transaction exemptions. Additional changes to the regulation’s requirement are possible prior to full implementation on July 1, 2019.
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

•	suitability/best interest standard;

•	the implementation of non-statutory guidelines and the circumstances under which dividends may be paid;

•	principles-based reserving;

•	own risk solvency and enterprise risk management assessment;

•	cybersecurity assessments;

•	product approvals;

•	agent licensing;

•	underwriting and suitability practices; and

•	life insurance and annuity sales practices.

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
The NAIC's RBC requirements provide for four levels of regulatory attention depending on the ratio of a company's total adjusted capital to its RBC. Adjusted capital is defined as the total of statutory capital and surplus, asset valuation reserve and certain other adjustments. Calculations using the NAIC formula at December 31, 2017, indicated that American Equity Life's ratio of total adjusted capital to the highest level at which regulatory action might be initiated was 378%.
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
Employees
As of December 31, 2017, we had 515 full-time employees. We have experienced no work stoppages or strikes and consider our relations with our employees to be excellent. None of our employees are represented by a union.
Item 1A.    Risk Factors
We are exposed to significant financial and capital risk, including changing interest rates and credit spreads which may have an adverse effect on sales of our products, profitability, investment portfolio and reported book value per share.
Future changes in interest rates and credit spreads may result in fluctuations in the income derived from our investments. These and other factors could have an adverse effect on our financial condition, results of operations or cash flows.
Interest rate and credit spread risk. Our interest rate risk is related to market price and changes in cash flow. Substantial and sustained increases and decreases in market interest rates can adversely affect the profitability of our products, our ability to earn predictable returns, the fair value of our investments and the reported value of stockholders' equity. A rise in interest rates, in the absence of other countervailing changes, will decrease the unrealized gain position of our investment portfolio and may result in an unrealized loss position. With respect to our available for sale fixed maturity securities, such declines in value (net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements) reduce our reported stockholders' equity and book value per share.
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
Liquidity risk. We could have difficulty selling certain investments such as privately placed securities and mortgage loans because they are less liquid than our publicly traded securities. If we require significant amounts of cash on short notice, we may have difficulty selling these securities and loans at attractive prices or in a timely manner, or both.
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
Prolonged periods of low interest rates may have a negative impact on our ability to sell our fixed index annuities as consumers look for other financial instruments with potentially higher returns to fund retirement. In times of low interest rates, such as we have been experiencing since 2010 and which we may continue to experience in 2018, it is difficult to offer attractive rates and benefits to customers while maintaining profitability, which may limit sales growth of interest sensitive products.
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
An environment of rising interest rates may adversely affect our liquidity and financial condition.
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

Our valuation of fixed maturity securities may include methodologies, estimates and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may adversely affect our results of operations or financial condition.
Fixed maturity securities are reported at fair value in our consolidated balance sheets. During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. Prices provided by independent pricing services or independent broker quotes that are used in the determination of fair value can vary significantly for a particular security. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to changes in the financial environment. As such, valuations may include inputs and assumptions that are less observable or require greater judgment as well as valuation methods that require greater judgment. Further, rapidly changing and unprecedented credit conditions could negatively impact the valuation of securities as reported in our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have an adverse effect on our results of operations or financial condition.
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
Despite modest economic improvement in 2017, the U.S. government remains accommodative in policy to support the economic expansion, however signs have developed that indicate the Federal Reserve may need to raise short-term rates to maintain inflation within their target range. In addition, the U.S. government remains accommodative in regard to its security purchases program, reinvesting principal payments from its investment portfolio. While these strategies appear to be successful, any future economic downturn or market disruption could negatively impact our ability to invest funds. Specifically, if market conditions deteriorate in 2018 or beyond:

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

The principal sources of our liquidity are annuity deposits, investment income and proceeds from the sale, maturity and call of investments. Sources of additional capital in normal markets include the issuance by us of short and long-term instruments, including equity, debt or other types of securities.
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

While we compete with numerous other companies, we view the following as our most significant competitors:

•	AIG Companies;

•	Allianz Life Insurance Company of North America;

•	Athene USA Corp;

•	Great American Life Insurance Company;

•	Midland National Life Insurance Company;

•	Nationwide; and

•	Security Benefit Life.
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
Our ability to compete also depends on financial strength ratings we receive from rating agencies. A ratings downgrade, or the potential for a ratings downgrade, could have a number of adverse effects on our business. For example, distributors and sales agents for life insurance and annuity products use the ratings as one factor in determining which insurer's annuities to market. A ratings downgrade could cause those distributors and agents to seek alternative carriers.
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
Our life insurance subsidiaries cede certain policies to other insurance companies through reinsurance agreements. American Equity Life has three coinsurance agreements with Athene covering $4.2 billion of policy benefit reserves at December 31, 2017 and two coinsurance agreements with EquiTrust covering $0.6 billion of policy benefit reserves at December 31, 2017. Since Athene is an unauthorized reinsurer, the annuity deposits ceded to Athene are held in trusts and American Equity Life is named as the sole beneficiary of the trusts. The assets in the trusts are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the assets in the trusts would ever be less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in the trusts for the amount of any shortfall. We remain liable with respect to the policy liabilities ceded to EquiTrust and Athene should either fail to meet the obligations assumed by them.
In addition, we have entered into other types of reinsurance contracts including financing arrangements. Should any of these reinsurers fail to meet the obligations assumed under such contracts, we remain liable with respect to the statutory liabilities ceded.
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
Assumptions and estimates are made regarding expenses and interest rates, tax liability, contingent liabilities, investment performance and other factors related to our business and anticipated results. We rely on these assumptions and estimates when determining period end accruals, future earnings and various components of our consolidated balance sheet. All assumptions and estimates utilized incorporate many factors, none of which can be predicted with certainty. Our actual experiences, as well as changes in estimates, are used to prepare our consolidated statement of operations. To the extent our actual experience and changes in estimates differ from original estimates, our results of operations and financial condition could be adversely affected.
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
The expected profitability of our annuity products is based in part upon expected patterns of premiums, expenses and benefits using a number of assumptions, including those related to the probability that a policy or contract will remain in force, or persistency, and mortality. Since no insurer can precisely determine persistency or mortality, actual results could differ significantly from assumptions, and deviations from estimates and assumptions could have an adverse effect on our business, financial condition or results of operations. For example, actual persistency that is lower than our assumptions could have an adverse impact on future profitability, especially in the early years of a policy or contract primarily because we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy.
In addition, we set initial crediting rates for our annuity products based upon expected benefit payments using assumptions for, among other factors, mortality rates of our policyholders. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if mortality rates are lower than our pricing assumptions, we could be required to make more payments under certain annuity contracts in addition to what we had projected.
In determining the liability from period to period of our lifetime income benefit riders, we must make significant assumptions such as expected index credits, the age when a policyholder may begin to utilize the rider and the number of policyholders that may not utilize the rider at all. Changes in these assumptions can be significant. Our experience regarding policyholder activity is limited as we began issuing policies with this rider in 2007. Accordingly, our results of operations could be adversely affected from time to time by actual index credits being different than expected, actual policyholder behavior varying from what we have assumed in determining the liability associated with these riders and by changes in estimates based on this policyholder behavior.
If our estimated gross profits decrease significantly from initial expectations we may be required to expense our deferred policy acquisition costs and deferred sales inducements in an accelerated manner, which would reduce our profitability.
Deferred policy acquisition costs are costs that vary with and primarily relate to the successful acquisition of new business. Deferred sales inducements are contract enhancements such as first-year premium and interest bonuses that are credited to policyholder account balances. These costs are capitalized when incurred and are amortized over the life of the contracts. Current amortization of these costs is generally in proportion to expected gross profits from interest margins and, to a lesser extent, from surrender charges and rider fees. Unfavorable experience with regard to expected expenses, investment returns, mortality or withdrawals may cause acceleration of the amortization of these costs resulting in an increase of expenses and lower profitability.

If we do not manage our growth effectively, our financial performance could be adversely affected; our historical growth rates may not be indicative of our future growth.
We have experienced rapid growth since our formation in December 1995. We intend to continue to grow and further growth will impose significant added responsibilities on our management, including the need to identify, recruit, maintain and integrate additional employees, including management. There can be no assurance that we will be successful in expanding our business or that our systems, procedures and controls will be adequate to support our operations as they expand. In addition, due to our rapid growth and resulting increased size, it may be necessary to expand the scope of our investing activities to asset classes in which we historically have not invested or have not had significant exposure. If we are unable to adequately manage our investments in these classes, our financial condition or operating results in the future could be less favorable than in the past. Further, we have utilized reinsurance in the past to support our growth. The future availability and cost of reinsurance is uncertain. Our failure to manage growth effectively, or our inability to recruit, maintain and integrate additional qualified employees and independent agents, could have an adverse effect on our business, financial condition or results of operations. In addition, our historical growth rates are not likely to accurately reflect our future growth rates or our growth potential. We cannot assure you that our future revenues will increase or that we will continue to be profitable.
Our operations support complex transactions and are highly dependent on the proper functioning of information technology and communication systems. Any failure of our information technology or communications systems may result in an adverse effect on our results of operations and corporate reputation.
While systems and processes are designed to support complex transactions and avoid systems failure, fraud, information security failures, processing errors and breaches of regulation, any failure could have an adverse effect on our business, results of operations and financial condition. In addition, we must commit significant resources to maintain and enhance our existing systems in order to keep pace with industry standards and customer preferences. If we fail to keep up-to-date information systems, we may not be able to rely on information for product pricing, risk management and underwriting decisions. In addition, even though backup and recovery systems and contingency plans are in place, we cannot assure investors that interruptions, failures or breaches in security of these processes and systems will not occur, or if they do occur, that they can be remediated promptly. The occurrence of any of these events could have an adverse effect on our business, results of operations and financial condition.
An information technology failure or security breach may disrupt our business, damage our reputation and adversely affect our results of operations, financial condition and cash flows.
We use information technology ("IT") to store, retrieve, evaluate and utilize customer and company data and information. Our business is highly dependent on our ability to access IT systems to perform necessary business functions such as providing customer support, making changes to existing policies, filing and paying claims, managing our investment portfolios and producing financial statements. While we maintain comprehensive policies, procedures, automation and backup plans, and a broad range of information security technical and human controls designed to prevent or limit the effect of a failure, all IT systems are vulnerable to disruptions or data breaches as the result of natural or man-made disasters, criminal activity, pandemics or other events beyond an organization's control. The failure of our IT for any of these reasons could disrupt our operations, cause reputational harm resulting in the loss of customers, or otherwise negatively impact our business operations and financial condition.
We retain confidential information within our IT, and we rely on sophisticated commercial control technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our IT could access, view, misappropriate, alter, or delete any information contained with the accessed systems, including personally identifiable policyholder information and proprietary business information. The NAIC has adopted the Insurance Data Security Model Law which established the standards for data security and investigation and notification of a breach of data security for insurance companies, and an increasing number of states require that affected persons be notified if a security breach results in the disclosure of their personally identifiable information. Any compromise of the security of our computer systems that results in the inappropriate disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses. While there have been attempts to penetrate our IT security defenses, there is no evidence that any the attacks have been successful or that an IT breach has occurred.
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
The Dodd-Frank Act also created Financial Stability Oversight Council ("FSOC"). The FSOC may designate whether certain insurance companies and insurance holding companies pose a grave threat to the financial stability of the United States, in which case such companies would become subject to prudential regulation by the Board of Governors of the U.S. Federal Reserve. The Dodd-Frank Act also established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry other than certain health insurance, certain long-term care insurance and crop insurance. It is not possible at this time to assess the impact on our business of the establishment of the Federal Insurance Office and the FSOC. However, the regulatory framework at the state and federal level applicable to our insurance products is evolving. The changing regulatory framework could affect the design of such products and our ability to sell certain products. Any changes in these laws and regulations could adversely affect our business, financial condition or results of operations.
On April 6, 2016, the DOL released a final regulation which substantially expands the range of activities that will be considered to be fiduciary advice under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. As released, the final regulation provided for a phased implementation beginning April 10, 2017, with full implementation by January 1, 2018. On April 7, 2017, the DOL issued a final rule delaying the applicability date of the regulation and related exemptions. The new definition of fiduciary and the impartial conduct standards became effective on June 9, 2017. Following the issuance of an additional final rule on November 29, 2017, compliance with the remaining conditions and related exemptions is not required until July 1, 2019. Insurance agents are permitted to rely on Prohibited Transaction Exemption 84-24 until July 1, 2019 for all annuity sales. Additionally, the DOL issued a temporary enforcement policy covering the transition period between June 9, 2017 and July 1, 2019, during which the DOL will not pursue claims against advisers who are working diligently and in good faith to comply with their fiduciary duties and the conditions of the prohibited transaction exemptions.  Additional changes to the regulation’s requirement are possible prior to full implementation on July 1, 2019.

Lawsuits are pending challenging the regulation and efforts continue to delay, repeal or revise the regulation. The success of efforts to overturn, delay, repeal or revise the regulation cannot be predicted. We believe it could negatively impact our business and have an adverse effect on sales of annuity products to individual retirement account (“IRA”) holders, particularly fixed index annuity products sold in the independent insurance agent distribution channel. A significant portion of our annuity sales are to IRAs. The new regulation deems advisors, including independent insurance agents, who sell fixed index annuities to IRAs, IRA rollovers or 401(k) plans fiduciaries and prohibits them from receiving compensation unless they comply with a prohibited transaction exemption.
Although the precise impact of the regulation is difficult to assess, compliance with the prohibited transaction exemptions will likely result in increased regulatory burdens, decreases in sales, changes to our compensation practices and product offerings and increased litigation risk, which could negatively impact our business, financial condition or results of operations.
The regulatory framework at the state and federal level applicable to our insurance products is evolving. The changing regulatory framework could affect the design of such products and our ability or the ability of our agents to sell certain products. Any changes in these laws and regulations could adversely affect our business, financial condition or results of operations.
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
A downgrade in our credit or financial strength ratings may increase our cost of capital, reduce new sales, adversely affect relationships with distributors and increase policy surrenders and withdrawals.
Currently, our senior unsecured indebtedness carries a "BBB-" rating with a stable outlook from Standard & Poor's, a BB+ rating with a stable outlook from Fitch Ratings, and a "bbb-" rating with a stable outlook from A.M. Best Company. Our ability to maintain such ratings is dependent upon the results of operations of our subsidiaries and our financial strength. If we fail to preserve the strength of our balance sheet and to maintain a capital structure that rating agencies deem suitable, it could result in a downgrade of the ratings applicable to our senior unsecured indebtedness. A downgrade would likely reduce the fair value of the common stock and may increase our cost of capital.
Financial strength ratings are important factors in establishing the competitive position of life insurance and annuity companies. In recent years, the market for annuities has been dominated by those insurers with the highest ratings. A ratings downgrade, or the potential for a ratings downgrade, could have a number of adverse effects on our business. For example, distributors and sales agents for life insurance and annuity products use the ratings as one factor in determining which insurer's annuities to market. A ratings downgrade could cause those distributors and agents to seek alternative carriers. In addition, a ratings downgrade could increase the number of policy or contract surrenders we experience, as well as our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We lease commercial office space in two buildings in West Des Moines, Iowa, one for our principal offices under an operating lease that expires on November 30, 2026 and one for our investment operations under a lease that expires on March 15, 2023. We are fully utilizing these facilities and believe these locations to be sufficient to house our operations for the foreseeable future.
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

	High	Low
2017
First Quarter	$28.00	$21.66
Second Quarter	$26.65	$22.23
Third Quarter	$29.43	$25.43
Fourth Quarter	$32.54	$28.06
2016
First Quarter	$23.65	$12.65
Second Quarter	$16.96	$12.77
Third Quarter	$18.32	$13.07
Fourth Quarter	$23.41	$15.39
As of February 14, 2018, there were approximately 25,500 holders of our common stock. In 2017 and 2016, we paid an annual cash dividend of $0.26 and $0.24, respectively, per share on our common stock. We intend to continue to pay an annual cash dividend on such shares so long as we have sufficient capital and/or future earnings to do so. However, we anticipate retaining most of our future earnings, if any, for use in our operations and the expansion of our business. Any further determination as to dividend policy will be made by our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.
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
Issuer Purchases of Equity Securities
The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2017 - January 31, 2017	—	$—
February 1, 2017 - February 28, 2017	—	$—
March 1, 2017 - March 31, 2017 (a)	269	$26.69
April 1, 2017 - April 30, 2017	—	$—
May 1, 2017 - May 31, 2017	—	$—
June 1, 2017 - June 30, 2017	—	$—
July 1, 2017 - July 31, 2017	—	$—
August 1, 2017 - August 31, 2017	—	$—
September 1, 2017 - September 30, 2017	—	$—
October 1, 2017 - October 31, 2017	—	$—
November 1, 2017 - November 30, 2017	—	$—
December 1, 2017 - December 31, 2017 (b)	15,058	$31.00
Total	15,327

(a)	Includes the number of shares of common stock utilized to execute certain stock incentive awards.

(b)	The shares purchased in December 2017 were purchased from American Equity Life, which held the shares to fund a deferred compensation plan no longer in effect.

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

	Year ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues
Premiums and other considerations	$34,228	$43,767	$36,048	$32,623	$45,347
Annuity product charges	200,494	173,579	136,168	118,990	103,591
Net investment income	1,991,997	1,849,872	1,692,192	1,531,667	1,383,927
Change in fair value of derivatives	1,677,871	164,219	(336,146)	504,825	1,076,015
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	10,509	11,524	10,211	(4,003)	40,561
Net OTTI losses recognized in operations	(4,630)	(22,679)	(19,536)	(2,627)	(6,234)
Total revenues	3,891,652	2,220,282	1,518,937	2,168,973	2,610,692
Benefits and expenses
Insurance policy benefits and change in future policy benefits	43,219	52,483	45,458	41,815	53,071
Interest sensitive and index product benefits	2,023,668	725,472	968,053	1,473,700	1,272,867
Change in fair value of embedded derivatives	919,735	543,465	(464,698)	32,321	133,968
Amortization of deferred sales inducements and policy acquisition costs	432,576	625,178	495,504	294,997	618,581
Interest expense on notes and loan payable and subordinated debentures	44,492	41,206	41,088	48,492	50,958
Other operating costs and expenses	111,691	102,231	96,218	81,584	91,915
Total benefits and expenses	3,575,381	2,090,035	1,181,623	1,972,909	2,221,360
Income before income taxes	316,271	130,247	337,314	196,064	389,332
Income tax expense	141,626	47,004	117,484	70,041	136,049
Net income	$174,645	$83,243	$219,830	$126,023	$253,283

Per Share Data:
Earnings per common share	$1.96	$0.98	$2.78	$1.69	$3.86
Earnings per common share - assuming dilution	1.93	0.97	2.72	1.58	3.38
Dividends declared per common share	0.26	0.24	0.22	0.20	0.18

Non-GAAP Financial Measures (a):
Reconciliation from net income to non-GAAP operating income:
Net income	$174,645	$83,243	$219,830	$126,023	$253,283
Net realized investment (gains) losses, including OTTI	(5,093)	7,188	5,737	4,429	(18,170)
Change in fair value of derivatives and embedded derivatives - fixed index annuities	121,846	56,634	(44,055)	79,053	(153,267)
Change in fair value of derivatives and embedded derivatives - debt	(1,224)	(1,265)	1,296	104	(2,038)
Extinguishment of debt	—	—	—	12,503	32,515
Litigation reserve	—	(1,957)	—	(1,418)	30
Income taxes	(5,124)	(21,499)	13,012	(30,048)	51,067
Non-GAAP operating income	$285,050	$122,344	$195,820	$190,646	$163,420
Non-GAAP operating income per common share	$3.20	$1.44	$2.48	$2.56	$2.49
Non-GAAP 0perating income per common share - assuming dilution	3.16	1.43	2.42	2.39	2.18

	As of and for the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Consolidated Balance Sheet Data:
Total investments	$50,300,705	$44,757,568	$39,570,332	$35,981,858	$30,346,654
Total assets	62,030,736	56,053,472	49,029,392	43,976,689	39,605,843
Policy benefit reserves	56,142,673	51,637,026	45,495,431	39,802,861	35,789,655
Notes and loan payable	494,093	493,755	393,227	413,805	539,639
Subordinated debentures	242,565	241,853	241,452	241,072	240,713
Accumulated other comprehensive income ("AOCI")	724,599	339,966	201,663	721,401	46,196
Total stockholders' equity	2,850,157	2,291,595	1,944,535	2,139,876	1,384,687

Other Data:
Life subsidiaries' statutory capital and surplus and asset valuation reserve	3,260,328	2,933,193	2,593,472	2,327,335	1,995,658
Life subsidiaries' statutory net gain from operations before income taxes and realized capital gains (losses)	565,295	144,159	227,865	467,923	305,628
Life subsidiaries' statutory net income	386,274	80,699	132,723	344,666	205,112
Book value per share (b)	31.91	26.04	23.83	27.93	19.40
Book value per share, excluding AOCI (b)	23.79	22.17	21.36	18.52	18.75

(a)
In addition to net income, we have consistently utilized non-GAAP operating income, non-GAAP operating income per common share and non-GAAP operating income per common share—assuming dilution, non-GAAP financial measures commonly used in the life insurance industry, as economic measures to evaluate our financial performance. Non-GAAP operating income equals net income adjusted to eliminate the impact of items that fluctuate from year to year in a manner unrelated to core operations and we believe measures excluding their impact are useful in analyzing operating trends. The most significant adjustments to arrive at non-GAAP operating income eliminate the impact of fair value accounting for our fixed index annuity business and are not economic in nature but rather impact the timing of reported results. In addition, 2017 includes a $35.9 million adjustment to arrive at non-GAAP operating income resulting from the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017 and required a revaluation of our net deferred tax assets from 35% to 21%. We believe the combined presentation and evaluation of non-GAAP operating income together with net income provides information that may enhance an investor's understanding of our underlying results and profitability. The amounts included in the reconciliation of net income to non-GAAP operating income are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our consolidated financial position at December 31, 2017 and 2016, and our consolidated results of operations for the three years in the period ended December 31, 2017, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our audited consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.
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
Executive Summary
Excellent customer service teamed with our ability to offer innovative insurance products that provide principal protection and lifetime income continued to result in significant sales of our annuity products. In 2017, our sales were $4.2 billion which has resulted in cash and investments in excess of $51 billion at December 31, 2017. Our sales for the last five years have ranged from $4.2 billion to $7.1 billion. We have applied a conservative investment strategy to the annuity deposits we continue to manage which has provided reliable returns on our invested assets. Our profitability has also been driven by maintaining an efficient operation.
The economic and personal investing environments continued to be conducive for high sales levels as retirees and others look to put their money in instruments that will protect their principal and provide them with consistent cash flow sources in their retirement years. However, our sales slowed in the last half of 2016 and throughout 2017 due to continued competitive pressures within each of our distribution channels and an industry wide slowdown in fixed index annuity sales. We continue to face headwinds from low interest rates, strong equity markets and the DOL conflict of interest fiduciary rule.
We are currently in the midst of an unprecedented period of low interest rates and low yields for investments with the credit quality we prefer which presents a strong headwind to achieving our target rate for investment spread. In response to this persistent low interest rate environment, we have been reducing policyholder crediting rates for new annuities and existing annuities since the fourth quarter of 2011 and starting in 2017 have begun focusing on investments with less liquidity that provide higher yields and have a track record of positive credit performance over time. Spread results for 2017, 2016 and 2015 reflect the benefit from these actions; however, the reductions in cost of money have been less than and were offset by continued lower yields from investment purchases.
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
Our Business and Profitability
We specialize in the sale of individual annuities (primarily fixed index deferred annuities). Under U.S. generally accepted accounting principles ("GAAP"), premium collections for deferred annuities are reported as deposit liabilities instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liabilities for policyholder account balances and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders, net realized gains (losses) on investments and changes in fair value of derivatives. Components of expenses for products accounted for as deposit liabilities are interest sensitive and index product benefits (primarily interest credited to account balances and changes in lifetime income benefit rider reserves), changes in fair value of embedded derivatives, amortization of deferred sales inducements and deferred policy acquisition costs, other operating costs and expenses and income taxes.

Our business model contemplates continued growth in invested assets and non-GAAP operating income while maintaining a high quality investment portfolio that will not experience significant losses from impairments of invested assets. We are committed to maintaining a high quality investment portfolio with limited exposure to below investment grade securities and other riskier assets. Growth in invested assets is predicated on a continuation of our high sales achievements of the last five years while at the same time maintaining a high level of retention of the funds received. The economic and personal investing environments continued to be conducive for high sales levels as retirees and others look to put their money in instruments that will protect their principal and provide them with consistent cash flow sources in their retirement years. However, our sales have slowed since the first half of 2016 as competition in our distribution channels escalated, rates from several of our competitors were appreciably above prior levels, and there continues to be uncertainty regarding the DOL conflict of interest fiduciary rule.
Our profitability depends in large part upon:

•	the amount of assets under our management,

•	investment spreads we earn on our policyholder account balances,

•	our ability to manage our investment portfolio to maximize returns and minimize risks such as interest rate changes and defaults or impairment of investments,

•	our ability to manage interest rates credited to policyholders and costs of the options purchased to fund the annual index credits on our fixed index annuities,

•	our ability to manage the costs of acquiring new business (principally commissions paid to agents and distribution partners and bonuses credited to policyholders), and

•	our ability to manage our operating expenses and

•	Income taxes.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
Average yield on invested assets	4.46%	4.51%	4.73%
Aggregate cost of money	1.74%	1.90%	1.96%
Aggregate investment spread	2.72%	2.61%	2.77%

Impact of:
Investment yield - additional prepayment income	0.08%	0.06%	0.08%
Cost of money benefit from over-hedging	0.06%	0.01%	0.04%
The cost of money for fixed index annuities and average crediting rates for fixed rate annuities are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements. See Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements. With respect to our fixed index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate strategy, expenses we incur to fund the annual index credits and where applicable, minimum guaranteed interest credited. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities and Financial Condition - Derivative Instruments.
We are currently in the midst of an unprecedented period of low interest rates and low yields for investments with the credit quality we prefer which presents a strong headwind to achieving our target rate for investment spread. In response to this persistent low interest rate environment, we have been reducing policyholder crediting rates for new annuities and existing annuities since the fourth quarter of 2011 and starting in 2017 have begun focusing on investments with less liquidity that provide higher yields and have a track record of positive credit performance over time. Spread results for the 2017 and 2016 periods reflect the benefits from these actions. We continue to have flexibility to reduce our crediting rates if necessary and could decrease our cost of money by approximately 49 basis points if we reduce current rates to guaranteed minimums. Investment yields available to us in 2017 increased compared to 2016, however they remain below our portfolio rate. Investment yields at these levels will continue to put downward pressure on our investment spread and product returns.

Results of Operations for the Three Years Ended December 31, 2017
Annuity deposits by product type collected during 2017, 2016 and 2015, were as follows:

	Year Ended December 31,
Product Type	2017	2016	2015
	(Dollars in thousands)
Fixed index annuities	$3,966,839	$5,724,758	$6,791,689
Annual reset fixed rate annuities	74,829	64,317	45,182
Multi-year fixed rate annuities	110,596	1,303,273	214,356
Single premium immediate annuities	24,946	35,851	32,752
Total before coinsurance ceded	4,177,210	7,128,199	7,083,979
Coinsurance ceded	387,280	1,736,054	471,822
Net after coinsurance ceded	$3,789,930	$5,392,145	$6,612,157
Over these years, we have remained consistently in the top four companies for sales of fixed index annuities according to Wink's Sales and Market Report published by Wink, Inc. We attribute our leading position to our attractive product offerings, our consistent presence in the fixed index annuity market, our continued strong relationships with and excellent service provided to our distribution partners, the increased attractiveness of safe money products in volatile markets and lower interest rates on competing products such as bank certificates of deposit.
Annuity deposits before coinsurance ceded decreased 41% during 2017 compared to 2016 and increased 1% during 2016 compared to 2015. Annuity deposits after coinsurance ceded decreased 30% during 2017 as compared to 2016 and decreased 18% in 2016 as compared to 2015. The decrease in sales in 2017 primarily reflects continued competitive pressures within each of our distribution channels. In addition, low interest rates, strong equity markets and uncertainty surrounding the DOL conflict of interest fiduciary rule continue to be headwinds for sales of guaranteed income products. The relatively smaller decline in net sales compared to gross sales is due to a decrease in coinsurance ceded premiums as a result of significantly lower sales of multi-year rate guaranteed ("MYGA") fixed annuity product which are substantially coinsured, a reduction in the portion of Eagle Life's fixed index annuity sales that are coinsured and lower sales of Eagle Life's fixed index annuity products.
2016 sales levels were supported by sales of MYGA fixed annuity products. These products are often emphasized by banks which are an expanding source of distribution for Eagle Life. Our rates on these products were more competitive during the first half of 2016 and together with the larger number of bank distribution relationships, translated into a significant increase in sales of those products. In 2015, we had robust sales of fixed index annuities by independent agents during the final three quarters of 2015 following the withdrawal in the first quarter of 2015 of a competitor’s guaranteed income product that had been the source of significant competition. This competitor returned to the market in 2016 and in general the market in the independent agent distribution channel was more competitive in 2017 and 2016 than it was in 2015.
We coinsure 80% of the annuity deposits received from MYGA fixed annuity products and 50% of the fixed index annuities sold by Eagle Life through broker/dealers and banks. Prior to January 1, 2017, we coinsured 80% of the annuity deposits received from MYGA fixed annuity products and 80% of the fixed index annuities sold by Eagle Life. The changes in coinsurance ceded premiums are attributable to changes in premiums from these sources.
Net income, in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 8% to $46.8 billion for the year ended December 31, 2017 compared to $43.5 billion in 2016 and 14% for the year ended December 31, 2016 compared to $38.1 billion in 2015. Our investment spread measured in dollars was $1.2 billion, $1.0 billion, and $924.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. As previously mentioned, our investment spread has been negatively impacted by the extended low interest rate environment (see Net investment income).
Net income for the year ended December 31, 2017 was negatively impacted by $35.9 million related to the revaluation of our net deferred tax assets using the newly enacted federal tax rate as a result of the Tax Cuts and Jobs Act of 2017.
Net income for the year ended December 31, 2017 was also negatively impacted by an $18.4 million pretax loss on the extinguishment of our 2021 Notes, which reduced net income by $10.8 million. See Note 9 to our audited consolidated financial statements.
Net income is also impacted by the change in fair value of derivatives and embedded derivatives which fluctuates from year to year based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income for the years ended December 31, 2017 and 2016 was negatively impacted by decreases in the discount rates used to estimate our embedded derivative liabilities, while net income for the year ended December 31, 2015 was positively impacted by increases in the discount rates used to estimate our embedded derivative liabilities.

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
Net income includes effects from unlocking and revisions to assumptions used in determining reserves for lifetime income benefit riders as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Increase (decrease) in amortization of deferred sales inducements	$(34,274)	$35,760	$(5,612)
Increase (decrease) in amortization of deferred policy acquisition costs	(48,198)	48,164	(10,970)
Increase in interest sensitive and index product benefits	21,608	42,002	18,313
Increase (decrease) in net income	39,196	(81,224)	(1,117)
The unlocking adjustments in 2017 decreased amortization of deferred policy acquisition costs by $48.2 million and amortization of deferred sales inducements by $34.3 million. During the third quarter of 2017, the most significant revisions to such assumptions were account balance true-ups which were favorable to us due to stronger index credits than we assumed due to strong equity market performance and adjustments to generally decrease lapse rate assumptions to reflect better persistency experienced than assumed. The favorable impact of the account balance true-ups and lapse rate assumption changes was partially offset by reductions in estimated future gross profits attributable to revisions to assumptions used in determining reserves held for lifetime income benefit riders as well as an increase in estimated expenses associated with a reinsurance agreement with an unaffiliated reinsurer.
The unlocking adjustments in 2016 increased amortization of deferred policy acquisition costs by $48.2 million and amortization of deferred sales inducements by $35.8 million. During the first quarter of 2016, we made adjustments to lower future spread assumptions as actual investment spreads being earned showed investment spread and gross profits being less than what we were assuming in our models due to decreases in the average yield on invested assets resulting from the continued low interest rate environment. We made further adjustments in the third quarter of 2016 to extend the period of time in which we assume investment spread will grade up to our long-term spread targets by an additional two years as yields obtained on investments purchased in the third quarter of 2016 were much lower than we had anticipated as a result of the overall decline in investment yields that followed the Brexit vote. In addition, during the third quarter of 2016, revisions to assumptions used in determining reserves held for living income benefit riders resulted in a decrease in estimated future gross profits.
The unlocking adjustments in 2015 decreased amortization of deferred policy acquisition costs by $11.0 million and amortization of deferred sales inducements by $5.6 million and included the impact of account balance true-ups as of September 30, 2015, which were favorable to us due to stronger equity market performance than we assumed, favorable adjustments to lapse assumptions to reflect better persistency experienced than assumed and unfavorable adjustments to investment spread to reflect lower spreads being earned than assumed. The favorable impact of the account balance true-up and lapse assumption change was largely offset by reductions in estimated future gross profits attributable to revisions to assumptions used in determining reserves held for lifetime income benefit riders.
The 2017, 2016 and 2015 revisions to reserves for lifetime income benefit riders were consistent with unlocking for deferred policy acquisition costs and deferred sales inducements described above. The 2017 revisions were primarily due to the lapse rate assumption changes described above and changes to our account value growth projections. The 2016 revisions were primarily due to actual index credits on policies being lower than projected over the past four quarters. The most significant assumption change generating the 2015 negative impact on net income was an increase to the primary election age to begin receiving lifetime income from 67 to 70 as our experience has shown that age 70 is the most popular age at which policyholders elect to begin receiving lifetime income benefit payments. The lifetime income benefit payments are determined by applying a payout factor to the rider's benefit base. The payout factors vary by the age at the time the lifetime income is elected. In early versions of the rider, the age band for payout factors was 10 years (i.e. 60-69; 70-79). As a result, policyholders have an incentive to defer their lifetime income election until age 70, when the payout factor stepped up. Subsequent versions of the rider reduced the age bands between payout factors to five years and the rider we currently sell has a different payout factor for every age. With these structures, assumption revisions from any further developments in our experience for primary election age should have a smaller impact than what was experienced in 2015.
Non-GAAP operating income, a non-GAAP financial measure (see reconciliation to net income in Item 6. Selected Consolidated Financial Data) increased 133% to $285.1 million in 2017 and decreased 38% to $122.3 million in 2016 from $195.8 million in 2015.
In addition to net income, we have consistently utilized non-GAAP operating income, a non-GAAP financial measure commonly used in the life insurance industry, as an economic measure to evaluate our financial performance. Non-GAAP operating income equals net income adjusted to eliminate the impact of items that fluctuate from year to year in a manner unrelated to core operations, and we believe measures excluding their impact are useful in analyzing operating trends. The most significant adjustments to arrive at non-GAAP operating income eliminate the impact of fair value accounting for our fixed index annuity business and are not economic in nature but rather impact the timing of reported results. In addition, 2017 includes a $35.9 million adjustment to arrive at non-GAAP operating income resulting from the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017 and required a revaluation of our net deferred tax assets from 35% to 21%. We believe the combined presentation and evaluation of non-GAAP operating income together with net income provides information that may enhance an investor's understanding of our underlying results and profitability.

Non-GAAP operating income is not a substitute for net income determined in accordance with GAAP. The adjustments made to derive non-GAAP operating income are important to understanding our overall results from operations and, if evaluated without proper context, non-GAAP operating income possesses material limitations. As an example, we could produce a low level of net income in a given period, despite strong operating performance, if in that period we experience significant net realized losses from our investment portfolio. We could also produce a high level of net income in a given period, despite poor operating performance, if in that period we generate significant net realized gains from our investment portfolio. As an example of another limitation of non-GAAP operating income, it does not include the decrease in cash flows expected to be collected as a result of credit loss OTTI. Therefore, our management reviews net realized investment gains (losses) and analyses of our net investment income, including impacts related to OTTI write-downs, in connection with their review of our investment portfolio. In addition, our management examines net income as part of their review of our overall financial results.
Non-GAAP operating income in 2017, 2016 and 2015 includes effects from unlocking and revisions to assumptions used in determining reserves for living income benefit riders as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Increase (decrease) in amortization of deferred sales inducements	$(31,317)	$36,127	$(478)
Increase (decrease) in amortization of deferred policy acquisition costs	(43,716)	47,765	(4,260)
Increase in interest sensitive and index product benefits	21,608	42,002	18,313
Increase (decrease) in non-GAAP operating income	34,405	(81,202)	(8,756)
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 16% to $200.5 million in 2017 and 27% to $173.6 million in 2016 from $136.2 million in 2015. The components of annuity product charges are set forth in the table that follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Surrender charges	$54,624	$51,577	$46,614
Lifetime income benefit riders (LIBR) fees	145,870	122,002	89,554
	$200,494	$173,579	$136,168

Withdrawals from annuity policies subject to surrender charges	$456,084	$429,090	$373,166
Average surrender charge collected on withdrawals subject to surrender charges	12.0%	12.0%	12.5%

Fund values on policies subject to LIBR fees	$20,440,431	$17,809,659	$14,296,046
Weighted average per policy LIBR fee	0.71%	0.69%	0.63%
The increases in annuity product charges were primarily attributable to increases in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee and an increase in the average fees being charged due to higher fees on new products as compared to prior periods. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders. Surrender charges increased in 2017 and 2016 due to an increase in withdrawals from annuity policies subject to surrender charges as compared to prior years.
Net investment income increased 8% to $2.0 billion in 2017 and 9% to $1.8 billion in 2016 from $1.7 billion in 2015. The increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 9% to $44.8 billion in 2017 and 15% to $41.1 billion in 2016 compared to $35.9 billion in 2015. The average yield earned on average invested assets was 4.46%, 4.51% and 4.73% for 2017, 2016 and 2015, respectively.
The decrease in yield earned on average invested assets in 2017, 2016 and 2015 was attributable to investment of new premiums and portfolio cash flows during those periods at rates below the overall portfolio yield. The average yield on fixed income securities purchased and commercial mortgage loans funded was 4.16%, 3.66% and 3.87% for the years ended December 31, 2017, 2016 and 2015, respectively. The average balance for cash and short-term investments was $0.2 billion, $0.9 billion and $0.3 billion in 2017, 2016 and 2015, respectively. The average yield on our cash and short-term investments was 0.55%, 0.05% and 0.07% in 2017, 2016 in 2015, respectively. The unfavorable impact from these items was offset by non-trendable investment income items which added eight, six and eight basis points to the average yield on invested assets in 2017, 2016 and 2015, respectively.

Change in fair value of derivatives consists of call options purchased to fund annual index credits on fixed index annuities, the 2015 notes hedges related to our 2015 notes and an interest rate swap and interest rate caps that hedge our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$1,062,328	$(282,574)	$(464,027)
Change in unrealized gains/losses	615,955	447,603	136,106
2015 notes hedges	—	—	(4,516)
Interest rate swap	255	(482)	(2,341)
Interest rate caps	(667)	(328)	(1,368)
	$1,677,871	$164,219	$(336,146)
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

Year Ended December 31,
	2017	2016	2015
S&P 500 Index
Point-to-point strategy	1.0 - 13.3%	0.0 - 8.2%	0.0 - 8.9%
Monthly average strategy	0.1 - 10.6%	0.0 - 8.3%	0.0 - 9.0%
Monthly point-to-point strategy	0.0 - 17.0%	0.0 - 5.0%	0.0 - 12.1%
Fixed income (bond index) strategies	0.0 - 5.9%	0.0 - 10.0%	0.0 - 10.0%
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
Losses on available for sale fixed maturity securities were realized primarily due to strategies to reposition the fixed maturity security portfolio that resulted in improved net investment income, risk or duration profiles as they pertain to our asset liability management. Securities were sold at losses in 2017, 2016 and 2015 due to our long-term fundamental concern with the issuers' ability to meet their future financial obligations. See Note 4 to our audited consolidated financial statements for additional discussion of allowance for credit losses recognized on mortgage loans on real estate.
Net OTTI losses recognized in operations decreased to $4.6 million in 2017 and increased to $22.7 million in 2016 from $19.5 million in 2015. The impairments recognized in 2017 were primarily on a corporate security with exposure to the industrial sector in Latin America and additional impairments on previously impaired residential mortgage backed securities. The impairments recognized in 2016 were primarily on three corporate securities with exposure to the telecommunications, materials and energy sectors and two asset-backed securities with exposure to the energy sector. The impairments recognized in 2015 were primarily on two corporate securities with exposure to the metals and mining sector and one asset-backed security with exposure to the energy sector. See Financial Condition - Other Than Temporary Impairments and Note 3 to our audited consolidated financial statements for additional discussion of write downs of securities for other than temporary impairments.

Interest sensitive and index product benefits increased 179% to $2.0 billion in 2017 and decreased 25% to $0.7 billion in 2016 from $1.0 billion in 2015. The components of interest sensitive and index product benefits are summarized as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Index credits on index policies	$1,594,722	$267,995	$587,705
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	257,896	276,032	258,870
Lifetime income benefit riders	171,050	181,445	121,478
	$2,023,668	$725,472	$968,053
The changes in index credits were attributable to changes in the level of appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $1.6 billion, $272.3 million and $602.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in interest credited in 2017 was primarily due to a decrease in the average rate credited to the annuity liabilities outstanding receiving a fixed rate of interest. The increase in interest credited in 2016 was primarily due to an increase in the total account value of annuity liabilities outstanding receiving a fixed rate of interest. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 8% to $46.8 billion in 2017 and 14% to $43.5 billion in 2016 from $38.1 billion in 2015. The decrease in benefits recognized for lifetime income benefit riders in 2017 was due to the impact of revisions to assumptions used in determining reserves held for lifetime income benefit riders being less in 2017 than it was in 2016 which was partially offset by an increase in the number of policies with lifetime income benefit riders which correlates to the increase in fees discussed in Annuity product charges. The 2016 increase in benefits recognized for lifetime income benefit riders was due to increases in the number of policies with lifetime income benefit riders and correlates to the increase in fees discussed in Annuity product charges, and the impact of revisions to assumptions used in determining reserves held for lifetime income benefit riders. See Net income above for discussion of the impact of changes in the assumptions used in determining reserves for lifetime income benefit riders for the years ended December 31, 2017, 2016 and 2015.
Amortization of deferred sales inducements, in general, has been increasing each year due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 87%, 88% and 89% of our net annuity account values at December 31, 2017, 2016 and 2015, respectively. The increases in amortization from these factors have been affected by amortization associated with (1) fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, (2) net realized gains (losses) on investments and net OTTI losses recognized in operations and (3) changes in litigation reserves. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. Amortization of deferred sales inducements is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$240,562	$274,309	$209,051
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(64,219)	(21,678)	1,976
Net realized gains (losses) on investments, net OTTI losses recognized in operations and changes in litigation reserves	269	(1,465)	(1,637)
Amortization of deferred sales inducements after gross profit adjustments	$176,612	$251,166	$209,390
See Net income and Non-GAAP operating income, a non-GAAP financial measure, above for discussion of the impact of unlocking on amortization of deferred sales inducements for the years ended December 31, 2017, 2016 and 2015. See Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements.

Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives and changes in the fair value of the embedded derivative related to the conversion option of our 2015 notes (see Notes 5 and 9 to our audited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Fixed index annuities—embedded derivatives	$174,154	$145,045	$(825,668)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	745,581	398,420	365,486
2015 notes embedded conversion derivative	—	—	(4,516)
	$919,735	$543,465	$(464,698)
The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in discount rates used in estimating our embedded derivative liabilities; and (iii) the growth in the host component of the policy liability. The amounts presented as "Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting" represents the total change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date, less the change in fair value of our fixed index annuities embedded derivative. See Critical Accounting Policies—Policy Liabilities for Fixed Index Annuities. The primary reasons for the increase in the change in fair value of the fixed index annuity embedded derivatives for 2017 were a higher level on index credits during 2017 as compared to 2016 and larger decreases in the discount rates used in estimating the fair value of the liability during 2017 as compared to 2016. The primary reasons for the increase in the change in fair value of the fixed index annuity embedded derivatives for 2016 were decreases in the discount rates used in estimating our embedded derivative liabilities and increases in the expected index credits on the next policy anniversary dates resulting from increases in the fair value of the call options acquired to fund these index credits during 2016 as compared to 2015. The discount rates used in estimating our embedded derivative liabilities fluctuate from year to year based on changes in the general level of interest rates and credit spreads.
As discussed above under Change in fair value of derivatives, the fair value of the 2015 notes embedded conversion derivative changes based upon the same factors effecting the changes in the 2015 notes hedges and, in general, the amount for the change in the fair value of the 2015 notes embedded conversion derivative was equal to the amount for the change in fair value of the 2015 notes hedges.
Interest expense on notes and loan payable increased 8% to $30.4 million in 2017 and decreased 2% to $28.2 million in 2016 from $28.8 million in 2015. Interest expense by debt instrument is as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
2027 Notes	$13,801	$—	$—
2021 Notes	15,024	27,540	27,465
Convertible senior notes due 2015	—	—	1,384
Term loan due 2019	1,543	708	—
	$30,368	$28,248	$28,849
The increase in interest expense in 2017 was attributable to interest expense on the $100 million variable rate term loan originated on September 30, 2016 and prepaid on June 16, 2017 and interest expense on the 2027 Notes issued on June 16, 2017 which were partially offset by a decrease in interest expense as a result of the redemption of the 2021 Notes on July 17, 2017. The decrease in interest expense in 2016 was primarily attributable to the extinguishment of $22 million principal amount of our convertible senior notes in 2015, which was partially offset in 2016 by interest expense on the $100 million variable rate term loan originated on September 30, 2016. See Note 9 to our audited consolidated financial statements.

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

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$340,191	$387,089	$293,676
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(84,744)	(11,447)	(5,611)
Net realized gains (losses) on investments, net OTTI losses recognized in operations and changes in litigation reserves	517	(1,630)	(1,951)
Amortization of deferred policy acquisition costs after gross profit adjustments	$255,964	$374,012	$286,114
See Net income and non-GAAP operating income, a non-GAAP financial measure, above for discussion of the impact of unlocking on amortization of deferred policy acquisition costs for the years ended December 31, 2017, 2016 and 2015. See Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements.
Other operating costs and expenses increased 9% to $111.7 million in 2017 and increased 6% to $102.2 million in 2016 from $96.2 million in 2015 and are summarized as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Salary and benefits	$58,043	$53,479	$48,328
Risk charges	29,104	28,276	21,950
Other	24,544	20,476	25,940
Total other operating costs and expenses	$111,691	$102,231	$96,218
Salary and benefits expense increased in 2017 as compared to 2016 as a result of an increase in salary and benefits of $3.3 million due to an increased number of employees related to our growth, an increase of $3.7 million related to expense recognized under our short-term incentive compensation program and other bonus programs as a result of the short-term incentive compensation program being paid out at a higher percentage of target than in 2016 and an increase of $0.8 million related to a deferred compensation liability that is based on the value of our common stock. These increases were partially offset by a decrease of $3.2 million in expenses related to a retirement agreement with our former executive chairman.
Salary and benefits expense increased in 2016 as compared to 2015 as a result of increase in salary and benefits of $6.6 million due to an increased number of employees related to our growth as well as an expense of $2.6 million related to assumption changes and the execution of an amended and restated retirement agreement with our Executive Chairman. These 2016 increases were partially offset by a decrease of $3.9 million related to expense recognized under our short-term incentive compensation program and other bonus programs during 2016 as compared to 2015 primarily as a result of the short-term incentive compensation program being paid out at a lower percentage of target in 2016 than in 2015.
The increases in reinsurance risk charges expense during 2017 and 2016 were due to the growth in our policyholder liabilities subject to a reinsurance agreement pursuant to which we cede excess regulatory reserves to an unaffiliated reinsurer. The increase in risk charge expense in 2017 due to growth in the policyholder liabilities subject to the reinsurance was partially offset by a lower risk charge percentage which was included in an October 1, 2016 amendment to the reinsurance agreement. The regulatory reserves ceded at December 31, 2017, 2016 and 2015 were $737.3 million, $638.1 million and $480.7 million, respectively.
Other expenses increased in 2017 as compared to 2016 due primarily to 2016 benefiting from the release of a litigation liability of $2.8 million and the release of a guaranty fund assessment liability of $2.3 million. Other expenses adjusted for these nonrecurring items from 2016 decreased in 2017 as compared to 2016 due to decreases in general expenses that vary from period to period based on the level of annuity deposits collected.
Other expenses decreased in 2016 as compared to 2015 as 2016 benefited from the release of a litigation liability of $2.8 million and the release of a guaranty fund assessment liability of $2.3 million.
Income tax expense increased in 2017 due to changes in income before income taxes and the impact of the Tax Cuts and Jobs Act of 2017 ("Tax Reform") and decreased in 2016 primarily due to changes in income before income taxes. The effective income tax rates were 44.8%, 36.1% and 34.8% for 2017, 2016 and 2015, respectively.

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
Tax expense for the year ended December 31, 2017 was increased by $35.9 million related to the revaluation of our net deferred tax assets using the newly enacted federal tax rate as a result of Tax Reform. The effective tax rate for 2017 adjusted to exclude the impact of Tax Reform was 32.3%
The effective tax rate adjusted to exclude the impact of Tax Reform decreased in 2017 as compared to 2016 as the portion of taxable income from the non-life insurance group decreased significantly and the level of permanent tax adjustments, including tax exempt investment income, compared to pretax income increased as compared to 2016. In addition, the effective income tax rate for 2017 was impacted by a change in accounting for income taxes related to share-based compensation that reduced income tax expense by approximately $2.8 million during 2017. The effective income tax rate increased in 2016 because the portion of total taxable income from non-life insurance subsidiaries increased significantly, as well as tax exempt investment income decreasing significantly from the prior year.
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
The composition of our investment portfolio is summarized as follows:

	December 31,
	2017		2016
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$11,876	—%	$11,805	—%
United States Government sponsored agencies	1,305,017	2.6%	1,344,787	3.0%
United States municipalities, states and territories	4,166,812	8.3%	3,926,950	8.8%
Foreign government obligations	239,360	0.5%	236,341	0.5%
Corporate securities	29,956,012	59.6%	27,191,243	60.8%
Residential mortgage backed securities	1,105,567	2.2%	1,254,835	2.8%
Commercial mortgage backed securities	5,544,850	11.0%	5,365,235	12.0%
Other asset backed securities	3,120,536	6.2%	1,806,123	4.0%
Total fixed maturity securities	45,450,030	90.4%	41,137,319	91.9%
Mortgage loans on real estate	2,665,531	5.3%	2,480,956	5.5%
Derivative instruments	1,568,380	3.1%	830,519	1.9%
Other investments	616,764	1.2%	308,774	0.7%
	$50,300,705	100.0%	$44,757,568	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities.

A summary of our fixed maturity securities by NRSRO ratings is as follows:

	December 31,
	2017		2016
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$27,909,879	61.4%	$26,431,700	64.3%
Baa	16,048,610	35.3%	13,002,964	31.6%
Total investment grade	43,958,489	96.7%	39,434,664	95.9%
Ba	1,035,676	2.3%	1,048,379	2.5%
B	130,857	0.3%	155,619	0.4%
Caa	134,586	0.3%	79,763	0.2%
Ca and lower	190,422	0.4%	418,894	1.0%
Total below investment grade	1,491,541	3.3%	1,702,655	4.1%
	$45,450,030	100.0%	$41,137,319	100.0%
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

A summary of our fixed maturity securities by NAIC designation is as follows:

	December 31, 2017				December 31, 2016
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$26,669,427	$28,274,379	$28,274,379	62.2%	$25,607,268	$26,507,798	$26,507,798	64.5%
2	15,198,551	15,869,219	15,869,219	34.9%	13,037,592	13,295,648	13,295,648	32.3%
3	1,161,737	1,157,420	1,158,001	2.5%	1,201,059	1,155,702	1,163,761	2.8%
4	134,838	117,542	117,542	0.3%	154,226	137,188	137,188	0.3%
5	17,015	20,927	20,927	0.1%	17,475	24,664	24,664	0.1%
6	12,232	9,962	9,962	—%	13,160	8,260	8,260	—%
	$43,193,800	$45,449,449	$45,450,030	100.0%	$40,030,780	$41,129,260	$41,137,319	100.0%
The amortized cost and fair value of fixed maturity securities at December 31, 2017, by contractual maturity are presented in Note 3 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2017
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$8,443	$(147)	$8,296
United States Government sponsored agencies	18	1,035,489	(31,730)	1,003,759
United States municipalities, states and territories	48	176,831	(3,596)	173,235
Foreign government obligations	2	64,313	(2,025)	62,288
Corporate securities:
Finance, insurance and real estate	92	1,090,077	(33,178)	1,056,899
Manufacturing, construction and mining	55	468,505	(14,324)	454,181
Utilities and related sectors	63	657,599	(13,000)	644,599
Wholesale/retail trade	31	344,196	(12,620)	331,576
Services, media and other	165	1,693,343	(72,565)	1,620,778
Residential mortgage backed securities	20	75,159	(2,471)	72,688
Commercial mortgage backed securities	310	2,473,034	(69,840)	2,403,194
Other asset backed securities	146	996,531	(13,405)	983,126
	954	$9,083,520	$(268,901)	$8,814,619
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$77,041	$(581)	$76,460

December 31, 2016
Fixed maturity securities, available for sale:
United States Government full faith and credit	3	$7,693	$(288)	$7,405
United States Government sponsored agencies	18	1,042,461	(46,913)	995,548
United States municipalities, states and territories	113	485,802	(22,393)	463,409
Foreign government obligations	4	54,626	(5,080)	49,546
Corporate securities:
Finance, insurance and real estate	175	2,101,158	(78,144)	2,023,014
Manufacturing, construction and mining	155	1,568,588	(57,577)	1,511,011
Utilities and related sectors	137	1,511,082	(50,835)	1,460,247
Wholesale/retail trade	63	687,650	(20,810)	666,840
Services, media and other	301	3,417,783	(161,407)	3,256,376
Residential mortgage backed securities	25	87,169	(3,554)	83,615
Commercial mortgage backed securities	407	3,266,304	(117,014)	3,149,290
Other asset backed securities	112	918,403	(20,703)	897,700
	1,513	$15,148,719	$(584,718)	$14,564,001
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$76,825	$(8,059)	$68,766
The decrease in unrealized losses from December 31, 2016 to 2017 was primarily due to a decrease in interest rates in addition to price improvements due to tighter credit spreads during the year ended December 31, 2017. The 10-year U.S. Treasury yield rates at December 31, 2017 and 2016 were 2.40% and 2.45%, respectively. The 30-year U.S. Treasury yields at December 31, 2017 and 2016 were 2.74% and 3.06%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
December 31, 2017
1	$5,433,608	61.1%	$(158,991)	59.0%
2	2,809,981	31.6%	(64,369)	23.9%
3	540,320	6.1%	(23,166)	8.6%
4	94,004	1.1%	(17,972)	6.7%
5	11,130	0.1%	(1,460)	0.5%
6	2,617	—%	(3,524)	1.3%
	$8,891,660	100.0%	$(269,482)	100.0%

December 31, 2016
1	$8,754,856	59.8%	$(330,920)	55.8%
2	5,091,437	34.8%	(176,557)	29.8%
3	657,549	4.5%	(60,689)	10.3%
4	119,986	0.8%	(17,786)	3.0%
5	8,744	0.1%	(1,920)	0.3%
6	8,254	—%	(4,905)	0.8%
	$14,640,826	100.0%	$(592,777)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 955 and 1,514 securities, respectively) have been in a continuous unrealized loss position at December 31, 2017 and 2016, along with a description of the factors causing the unrealized losses is presented in Note 3 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.

The amortized cost and fair value of fixed maturity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
December 31, 2017
Fixed maturity securities:
Investment grade:
Less than six months	409	$3,550,774	$3,520,164	$(30,610)
Six months or more and less than twelve months	27	257,924	249,690	(8,234)
Twelve months or greater	430	4,668,838	4,486,239	(182,599)
Total investment grade	866	8,477,536	8,256,093	(221,443)
Below investment grade:
Less than six months	32	201,885	194,821	(7,064)
Six months or more and less than twelve months	12	36,595	34,619	(1,976)
Twelve months or greater	45	444,545	405,546	(38,999)
Total below investment grade	89	683,025	634,986	(48,039)
	955	$9,160,561	$8,891,079	$(269,482)
December 31, 2016
Fixed maturity securities
Investment grade:
Less than six months	1,265	$12,767,396	$12,374,177	$(393,219)
Six months or more and less than twelve months	69	669,022	621,784	(47,238)
Twelve months or greater	90	970,424	901,674	(68,750)
Total investment grade	1,424	14,406,842	13,897,635	(509,207)
Below investment grade:
Less than six months	15	132,087	126,236	(5,851)
Six months or more and less than twelve months	10	80,535	72,830	(7,705)
Twelve months or greater	65	606,080	536,066	(70,014)
Total below investment grade	90	818,702	735,132	(83,570)
	1,514	$15,225,544	$14,632,767	$(592,777)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
December 31, 2017
Investment grade:
Less than six months	3	$8,597	$6,931	$(1,666)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	3	8,597	6,931	(1,666)
Below investment grade:
Less than six months	1	11,021	8,275	(2,746)
Six months or more and less than twelve months	1	3,523	2,674	(849)
Twelve months or greater	4	55,647	37,591	(18,056)
Total below investment grade	6	70,191	48,540	(21,651)
	9	$78,788	$55,471	$(23,317)
December 31, 2016
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—
Below investment grade:
Less than six months	1	19,930	15,961	(3,969)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	10	85,831	58,436	(27,395)
Total below investment grade	11	105,761	74,397	(31,364)
	11	$105,761	$74,397	$(31,364)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
December 31, 2017
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	463,667	454,062	—	—
Due after five years through ten years	1,996,166	1,945,474	—	—
Due after ten years through twenty years	1,937,009	1,881,162	—	—
Due after twenty years	1,141,954	1,074,913	77,041	76,460
	5,538,796	5,355,611	77,041	76,460
Residential mortgage backed securities	75,159	72,688	—	—
Commercial mortgage backed securities	2,473,034	2,403,194	—	—
Other asset backed securities	996,531	983,126	—	—
	$9,083,520	$8,814,619	$77,041	$76,460
December 31, 2016
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	177,550	172,375	—	—
Due after five years through ten years	4,943,504	4,806,216	—	—
Due after ten years through twenty years	2,736,298	2,621,945	—	—
Due after twenty years	3,019,491	2,832,860	76,825	68,766
	10,876,843	10,433,396	76,825	68,766
Residential mortgage backed securities	87,169	83,615	—	—
Commercial mortgage backed securities	3,266,304	3,149,290	—	—
Other asset backed securities	918,403	897,700	—	—
	$15,148,719	$14,564,001	$76,825	$68,766
International Exposure
We hold fixed maturity securities with international exposure. As of December 31, 2017, 20% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	December 31, 2017
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$265,641	$291,464	0.6%
Asia/Pacific	433,851	455,671	1.0%
Non-GIIPS Europe	3,146,233	3,298,662	7.3%
Latin America	294,041	310,952	0.7%
Non-U.S. North America	1,348,686	1,428,786	3.2%
Australia & New Zealand	767,307	780,403	1.7%
Other	2,526,985	2,560,051	5.6%
	$8,782,744	$9,125,989	20.1%

(1)
Greece, Ireland, Italy, Portugal and Spain ("GIIPS"). All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

All of the securities presented in the table above are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2), except for the following:

	December 31, 2017
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
GIIPS	$19,512	$22,072
Asia/Pacific	11,000	9,663
Non-GIIPS Europe	157,501	157,259
Latin America	61,594	58,855
Non-U.S. North America	89,770	93,825
	$339,377	$341,674
Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our residential and commercial mortgage backed securities as we monitor all of our residential and commercial mortgage backed securities on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At December 31, 2017, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Below investment grade
Corporate securities:
Energy	4	$29,055	$(4,966)	$24,089	7 - 56	0 - 36
Industrials	1	2,500	(150)	2,350	38	—
Materials	1	3,990	770	4,760	—	—
Telecommunications	1	2,100	480	2,580	—	—
Other asset backed securities:
Financials	2	6,141	(3,524)	2,617	55 - 81	0 - 36
	9	$43,786	$(7,390)	$36,396
We have determined that the unrealized losses of the securities on the watch list are temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost. Our analysis of these securities and their credit performance at December 31, 2017 is as follows:
Corporate securities:
Energy, Industrials and Materials: The decline in the value of these securities relates to continued operational pressure due to a decline in certain commodity prices specific to their businesses. The decline in these commodity prices creates financial challenges as the companies realign to accommodate the lower prices. These issuers will be stressed greater than the average company due to their price sensitivity and the specific position they hold in the supply chain. While values have declined, improving commodity prices have provided better financial performance for these companies. We recognized an other than temporary impairment on one security during the fourth quarter of 2017 and one security during the third quarter of 2016 due to our evaluation of the operating performance and the credit worthiness of the issuers. While the remaining issuers have seen their financial and profitability profile weakened, we have determined that the remaining securities were not other than temporarily impaired due to our evaluation of the operating performance and the credit worthiness of the issuer.

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
Other asset backed securities:
Financials:  The decline in value of one of the asset backed securities is due to poor performance in the underlying pool of student loans. The investment is backed by a guarantee from the for-profit education services provider. We have determined that this security was not other than temporarily impaired, because the guarantee is in good standing and all required payments have been made, including hyper-amortization payments triggered by the performance of the student loan portfolio. The decline in value of the other asset backed security is related directly to the decline in oil prices and the financial stability of its operator. The issuer has direct exposure to the oil market as its primary business is deep water drilling. As oil prices have declined the operator of the deep water vessel has experienced financial pressure on its balance sheet. We recognized other than temporary impairments on this security during the second quarter of 2017, the second quarter of 2016 and the third quarter of 2015.
Other Than Temporary Impairments
We have a policy and process to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments. During the years ended December 31, 2017, 2016 and 2015, we recognized other than temporary impairment on corporate securities, residential mortgage backed securities, commercial mortgage backed securities and other asset backed securities, all of which are available for sale fixed maturity securities. In addition, in all periods presented we recognized credit losses on residential mortgage backed securities, and on one other asset backed security in 2016, that resulted in a reclassification of OTTI loss from accumulated other comprehensive income to net income.
In 2017, we recognized a $2.5 million OTTI loss in operations due to our concern regarding a corporate security issued by a Latin America engineering and construction company as developments in 2017 led us to the conclusion that we will not be able to recover our amortized cost basis. We recognized an OTTI of $0.3 million on a residential mortgage backed security that had not been previously impaired and we recognized additional credit losses on previously impaired residential mortgage backed securities during 2017 as several factors led us to believe the full recovery of amortized cost is not expected on the residential mortgage backed securities. Also in 2017, we recognized an additional impairment of $0.3 million on an asset backed security as sales of similar assets during 2017 led us to conclude that the asset backing our security was worth less than our previous estimates.
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
Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, net of loan loss allowances and deferred prepayment fees. At December 31, 2017 and 2016, the largest principal amount outstanding for any single mortgage loan was $21.2 million and $20.9 million, respectively, and the average loan size was $3.5 million and $3.2 million, respectively. In addition, the average loan to value ratio for the overall portfolio was 53.6% and 53.7%, at December 31, 2017 and 2016, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 of our audited consolidated financial statements of this Form 10-K, which is incorporated by reference in this Item 7.

In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At December 31, 2017, we had commitments to fund commercial mortgage loans totaling $62.0 million, with fixed interest rates ranging from 4.00% to 6.09%. During 2017 and 2016, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the year ended December 31, 2017, we received $230.4 million in cash for loans being paid in full compared to $301.7 million for the year ended December 31, 2016. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
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
We have a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio (based on most recent information collected) follows:

	December 31, 2017		December 31, 2016
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)		(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$1,826,596	68.3%	$1,781,928	71.5%
Greater than or equal to 1.2 and less than 1.5	638,299	23.9%	517,697	20.8%
Greater than or equal to 1.0 and less than 1.2	148,881	5.6%	122,115	4.9%
Less than 1.0	60,539	2.2%	68,879	2.8%
	$2,674,315	100.0%	$2,490,619	100.0%
Approximately 94% of our mortgage loans (based on principal outstanding) that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at December 31, 2017.
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

	December 31,
	2017	2016
	(Dollars in thousands)
Impaired mortgage loans with an allowance	$5,445	$4,640
Impaired mortgage loans with no related allowance	1,436	1,591
Allowance for probable loan losses	(1,418)	(1,327)
Net carrying value of impaired mortgage loans	$5,463	$4,904
At December 31, 2017, we had no commercial mortgage loans that were delinquent (60 days or more past due at the reporting date) in their principal and interest payments.
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

Liabilities
Our liability for policy benefit reserves increased to $56.1 billion at December 31, 2017 compared to $51.6 billion at December 31, 2016, primarily due to additional annuity sales as discussed above and interest and index credits credited to policyholders during 2017. Substantially all of our annuity products have a surrender charge feature designed to reduce the risk of early withdrawal or surrender of the policies and to compensate us for our costs if policies are withdrawn early. Our lifetime income benefit rider also reduces the risk of early withdrawal or surrender of the policies as it provides an additional liquidity option to policyholders as the policyholder can elect to receive guaranteed payments for life from their contract without requiring them to annuitize their contract value and the rider is not transferable to other contracts. Notwithstanding these policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates and other factors.
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
Liquidity requirements are met primarily by funds provided from operations. Our life subsidiaries generally receive adequate cash flow from annuity deposits and investment income to meet their obligations. Annuity liabilities are generally long-term in nature. However, a primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and bonus vesting, which help limit and discourage early withdrawals. Our lifetime income benefit rider also limits the risk of early withdrawals as it provides an additional liquidity option to policyholders as the policyholder can elect to receive guaranteed payments for life from their contract without requiring them to annuitize their contract value and the rider is not transferable to other contracts. At December 31, 2017, approximately 94% of our annuity liabilities were subject to penalty upon surrender, with a weighted average remaining surrender charge period of 8.1 years and a weighted average surrender charge percentage of 13.0%.
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $1.3 billion for the year ended December 31, 2017 compared to $3.2 billion for the year ended December 31, 2016 with the decrease attributable to a $1.6 billion decrease in net annuity deposits after coinsurance and a $311.6 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.
Liquidity of Parent Company
We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt (senior notes and subordinated debentures issued to subsidiary trusts), pay operating expenses and pay dividends to stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. Payments under our investment advisory agreements and tax allocation agreement with our subsidiaries provide adequate cash flow for us to meet our current and reasonably foreseeable future obligations and we expect they will be adequate to fund our parent company cash flow requirements in 2018.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2018, up to $377.1 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $1.7 billion of statutory earned surplus at December 31, 2017.

The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from A.M. Best and Standard and Poor's. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of December 31, 2017, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
The transfer of funds by American Equity Life is also restricted by a covenant in our line of credit agreement which requires American Equity Life to maintain a minimum risk-based capital ratio of 275% and a minimum level of statutory surplus equal to the sum of 1) 80% of statutory surplus at June 30, 2016, 2) 50% of the statutory net income for each fiscal quarter ending after June 30, 2016, and 3) 50% of all capital contributed to American Equity Life after June 30, 2016. American Equity Life's risk-based capital ratio was 378% at December 31, 2017. Under this agreement, we are also required to maintain a maximum ratio of adjusted debt to total adjusted capital of 0.35.
Cash and cash equivalents of the parent holding company at December 31, 2017, were $21.0 million. In addition, as discussed in Note 9 to our audited consolidated financial statements we have a $150 million revolving line of credit agreement, with no borrowings outstanding at December 31, 2017. This revolving line of credit terminates on September 30, 2021, and borrowings are available for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.
As discussed above under Executive Summary, we issued the 2027 Notes on June 16, 2017. We used the net proceeds from the issuance of the 2027 Notes to prepay our $100 million term loan that was scheduled to mature in 2019 on June 16, 2017, and to redeem the 2021 Notes on July 17, 2017. We paid $413.3 million to redeem the 2021 Notes which included an early redemption premium equal to 3.313% of the $400 million principal amount of the 2021 Notes.
Statutory accounting practices prescribed or permitted for our life subsidiaries differ in many respects from those governing the preparation of financial statements under GAAP. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. Information as to statutory capital and surplus and statutory net income for our life subsidiaries as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 is included in Note 12 to our audited consolidated financial statements.
In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2017.

	Payments Due by Period
	Total	Less Than 1 year	1–3 Years	4–5 Years	After 5 Years
	(Dollars in thousands)
Annuity and single premium universal life products (1)	$59,219,810	$3,683,218	$12,071,486	$8,221,285	$35,243,821
Notes and loan payable, including interest payments (2)	739,197	25,463	50,925	50,309	612,500
Subordinated debentures, including interest payments (3)	558,297	13,721	27,443	27,443	489,690
Operating leases	15,374	1,998	4,014	3,517	5,845
Mortgage loan funding and other investments	121,038	73,177	47,861	—	—
Total	$60,653,716	$3,797,577	$12,201,729	$8,302,554	$36,351,856

(1)
Amounts shown in this table are projected payments through the year 2037 which we are contractually obligated to pay to our annuity policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on our historical experience.

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
Valuation of Investments
Our fixed maturity securities and equity securities classified as available for sale are reported at fair value. Unrealized gains and losses, if any, on these securities are included directly in stockholders' equity as a component of accumulated other comprehensive income (loss), net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements. Unrealized gains and losses represent the difference between the amortized cost or cost basis and the fair value of these investments. We use significant judgment within the process used to determine fair value of these investments.
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

The following table presents the fair value of fixed maturity and equity securities, available for sale, by pricing source and hierarchy level as of December 31, 2017 and 2016, respectively:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
December 31, 2017
Priced via third party pricing services	$290,645	$45,150,229	$—	$45,440,874
Priced via independent broker quotations	—	34,750	—	34,750
Priced via other methods	—	189,794	—	189,794
	$290,645	$45,374,773	$—	$45,665,418
% of Total	0.6%	99.4%	—%	100.0%

December 31, 2016
Priced via third party pricing services	$5,387	$41,016,054	$—	$41,021,441
Priced via independent broker quotations	—	36,436	—	36,436
Priced via other methods	—	10,617	—	10,617
	$5,387	$41,063,107	$—	$41,068,494
% of Total	—%	100.0%	—%	100.0%
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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of December 31, 2017 and 2016.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at December 31, 2017 were to increase by 100 basis points, our reserves for fixed index annuities would decrease by $579.5 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $339.4 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase our reserves for fixed index annuities by $645.8 million recorded through operations as an increase in the change in fair value of embedded derivatives and increase our combined balance for deferred policy acquisition costs and deferred sales inducements by $374.8 million recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.
Liability for Lifetime Income Benefit Riders
Beginning in July 2007, substantially all of our fixed index annuity policies and many of our annual reset fixed rate deferred annuities were issued with a lifetime income benefit rider.
The liability for lifetime income benefit riders is based on estimates of the value of benefit payments expected to be paid in excess of projected policy values recognizing the excess over the expected lives of the underlying policies based on actual and expected assessments including spreads and product charges and fees. The inputs used in the calculation of the liability for lifetime income benefit riders include actual policy values, actual income account values, actual payout factors, actual roll-up rates and our best estimate assumptions for future policy growth, future policy decrements, the ages at which policyholders are expected to elect to begin to receive lifetime income benefit payments, the percentage of policyholders who elect to receive lifetime income benefit payments and the type of income benefit payments selected upon election. The assumptions are reviewed quarterly and revisions to the assumptions are made based on historical results and our best estimates of future experience. The liability for lifetime income benefit riders is included in policy benefit reserves in the consolidated balance sheets and the change in the liability is included in interest sensitive and index product benefits in the consolidated statements of operations. See Results of Operations for the Three Years Ended December 31, 2017 in this Item 7. for a discussion and presentation of the actual effects of assumption revisions.
A key assumption in the calculation of the liability for lifetime income benefit riders is the percentage of policyholders who elect to receive lifetime income benefit payments. If the percentage of policyholders who elect to receive lifetime income benefit payments under our fee based rider was increased by an additional 10% at December 31, 2017, our liability for lifetime income benefit riders would increase by $94 million recorded through operations as an increase in interest sensitive and index product benefits. A decrease by an additional 10% in the percentage of policyholders who elect to receive lifetime income benefit payments under our fee based rider would decrease our liability for lifetime income benefit riders by $92 million recorded through operations as a decrease in interest sensitive and index product benefits.

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
For annuity products, these costs are being amortized generally in proportion to expected gross profits from investment spreads, including the cost of hedging the fixed indexed annuity obligations, and, to a lesser extent, from product charges net of expected excess payments for lifetime income benefit riders, and mortality and expense margins. Current and future period gross profits/margins for fixed index annuities also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. Current period amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. Our estimates of future gross profits/margins are based on actuarial assumptions related to the underlying policies terms, lives of the policies, yield on investments supporting the liabilities and level of expenses necessary to maintain the polices over their entire lives. Revisions are made based on historical results and our best estimates of future experience. See Results of Operations for the Three Years Ended December 31, 2017 in this Item 7. for a discussion and presentation of the actual effects of unlocking.
Estimated future gross profits vary based on a number of sources including investment spread margins, lifetime income benefit rider fees and benefits, surrender charge income, policy persistency, policy administrative expenses and realized gains and losses on investments including credit related other than temporary impairment losses. Estimated future gross profits are most sensitive to changes in investment spread margins which are the most significant component of gross profits. If estimated gross profits for all future years on business in force at December 31, 2017 were to increase by 10%, our combined balance for deferred policy acquisition costs and deferred sales inducements at December 31, 2017 would increase by $194.1 million recorded through operations as a decrease to amortization of deferred policy acquisition costs and deferred sales inducements. Correspondingly, a 10% decrease in estimated gross profits for all future years would result in a $215.1 million decrease in the combined December 31, 2017 balances recorded through operations as an increase to amortization of deferred policy acquisition costs and deferred sales inducements.
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
The realization of deferred income tax assets is primarily based upon management's estimates of future taxable income. Valuation allowances are established when management estimates, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

•	future taxable income of the necessary character exclusive of reversing temporary differences and carryforwards;

•	future reversals of existing taxable temporary differences;

•	taxable capital income in prior carryback years; and

•	tax planning strategies.
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
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at December 31, 2017, of which $85.5 million has been swapped to a fixed rate for seven years which began in March 2014 and $79.0 million has been capped for seven years which began in July 2014 (See Note 5 to our consolidated financial statements in this Form 10-K). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for fixed index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (27 basis points) from levels at December 31, 2017, we estimate that the fair value of our fixed maturity securities would decrease by approximately $1.0 billion. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $306.8 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition—Liquidity for Insurance Operations for a further discussion of the liquidity risk.
At December 31, 2017, 37% of our fixed income securities have call features, of which 2.7% ($1.2 billion) were subject to call redemption. Another 0.2% ($90.1 million) will become subject to call redemption during 2018. Approximately 73% of our fixed income securities that have call features are not callable until within six months of their stated maturities. During the years ended December 31, 2017 and 2016, we received $0.6 billion and $1.2 billion, respectively, in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At December 31, 2017, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies. At December 31, 2017, approximately 5% of our annuity liabilities were at minimum guaranteed crediting rates.
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

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Annual index credits to policyholders on their anniversaries	$1,594,722	$267,995	$587,705
Proceeds received at expiration of options related to such credits	1,623,346	272,277	602,436
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
Item 8.    Consolidated Financial Statements and Supplementary Data
The audited consolidated financial statements are included as a part of this report on Form 10-K on pages F-1 through F-52.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2017 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 based upon criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has determined that we maintained effective internal control over financial reporting as of December 31, 2017.
The Company's independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of management's internal control over financial reporting as of December 31, 2017. This report appears on page F-2 of this annual report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2017 which has not been previously reported.

PART III
The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 7, 2018 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2017.
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

Exhibit No.	Description
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

4.22
First Supplemental Indenture, dated July 17, 2013, among American Equity Investment Life Holding Company, U.S. Bank National Association, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on July 17, 2013)

4.23
Second Supplemental Indenture, dated as of July 17, 2013, between American Equity Investment Life Holding Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 to Form 8-K filed on July 17, 2013)

4.24
Third Supplemental Indenture, dated as of June 16, 2017, between American Equity Investment Life Holding Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on June 16, 2017)

10.1 *
Deferred Compensation Agreement between American Equity Investment Life Holding Company and David S. Mulcahy dated December 31, 1997 (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 filed on May 6, 1999)

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
10.5 *
Form of Change in Control Agreement between American Equity Investment Life Holding Company and John M. Matovina (Incorporated by reference to the Registration Statement on Form S-1, File No. 333-108794, including all pre-effective amendments thereto)

10.6 *
Form of Amendment to Change in Control Agreement between American Equity Investment Life Holding Company and John M. Matovina (Incorporated by reference to Exhibit 10.11-A to Form 10-K for the year ended December 31, 2012 filed on March 7, 2013)

10.7
American Equity Investment Life Holding Company Independent Insurance Agent Stock Option Plan (Incorporated by reference to Exhibit 10.26 to Form 10-Q for the period ended September 30, 2007 filed on November 2, 2007)

10.8 *
Amended and Restated Retirement Benefit Agreement by and between American Equity Investment Life Holding Company and David J. Noble (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended March 31, 2016 filed on May 10, 2016)

10.9	2010 Independent Insurance Agent Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-3 filed on December 15, 2010)
10.10 *	American Equity Investment Life Holding Company 2011 Director Stock Option Plan (Incorporated by reference to the Appendix A to the Company's proxy statement on Form DEF 14A filed on April 25, 2011)
10.11	2012 Independent Insurance Agent Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 filed on August 23, 2012)
10.12 *
Form of Change in Control Agreement between American Equity Investment Life Holding Company and each of Ted M. Johnson, Ronald J. Grensteiner, Jeffrey D. Lorenzen and Renee D. Montz (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 14, 2012)

10.13 *
American Equity Investment Life Holding Company Short-Term Performance Incentive Plan adopted April 15, 2013, as amended and restated (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 18, 2013)

10.14 *
Form of Restricted Stock Award Agreement with respect to Common Stock of American Equity Investment Life Holding Company-Nonperformance Based (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended March 31, 2013 filed on May 8, 2013)

10.15 *	Form of Performance Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended March 31, 2013 filed on May 8, 2013)
10.16 *	Form of First Amendment to the Performance Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended March 31, 2016 filed on May 10, 2016)
10.17 *
Form of Change in Control Agreement between American Equity Investment Life Holding Company and each of Jennifer L. Bryant and Scott A. Samuelson (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended June 30, 2013 filed on August 8, 2013)

10.18 *	2013 Director Equity and Incentive Plan (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the period ended June 30, 2013 filed on August 8, 2013)
10.19
Credit Agreement dated September 30, 2016 among American Equity Life Investment Holding Company, JP Morgan Chase Bank, National Association, SunTrust Bank, and Citibank, National Association and Royal Bank of Canada (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 3, 2016)

10.20
Amended and Restated American Equity Investment Life Holding Company 2014 Independent Insurance Agent Restricted Stock and Restricted Stock Unit Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 filed on December 17, 2014)

Exhibit No.	Description
10.21
Amended and Restated American Equity Investment Life Holding Company 2014 Independent Insurance Agent Restricted Stock and Restricted Stock Unit Plan, as amended (Incorporated by reference to the Appendix B to the Company's proxy statement on Form DEF 14A filed on April 18, 2016)

10.22 *	American Equity Investment Life Holding Company 2016 Employee Incentive Plan (Incorporated by reference to the Appendix A to the Company's proxy statement on Form DEF 14A filed on April 18, 2016)
10.23 *	First Amendment to American Equity Investment Life Holding Company 2016 Employee Incentive Plan (Incorporated by reference to Exhibit 99.2 to Form S-8 filed on September 8, 2016)
10.24 *	Form of Restricted Stock Award Agreement with Respect to Common Stock of American Equity Investment Life Holding Company (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 8, 2016)
10.25 *	Form of Performance Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 8, 2016)
10.26 *
Form of First Amendment to Employee Stock Option Agreements between American Equity Investment Life Holding Company and each of David J. Noble and Debra J. Richardson (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended June 30, 2016 filed on August 9, 2016)

10.27 *	American Equity Marketing Officers Deferred Compensation Agreement, dated as of January 1, 1998, between American Equity Investment Life Insurance Company and Ronald J. Grensteiner
12.1	Ratio of Earnings to Fixed Charges
21.2	Subsidiaries of American Equity Investment Life Holding Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of February 2018.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
By:	/s/ JOHN M. MATOVINA
John M. Matovina, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date

/s/ JOHN M. MATOVINA	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 23, 2018
John M. Matovina

/s/ TED M. JOHNSON	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 23, 2018
Ted M. Johnson

/s/ SCOTT A. SAMUELSON	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2018
Scott A. Samuelson

/s/ JOYCE A. CHAPMAN	Director	February 23, 2018
Joyce A. Chapman

/s/ ALEXANDER M. CLARK	Director	February 23, 2018
Alexander M. Clark

/s/ BRENDA J. CUSHING	Director	February 23, 2018
Brenda J. Cushing

/s/ JAMES M. GERLACH	Director	February 23, 2018
James M. Gerlach

/s/ ROBERT L. HOWE	Director	February 23, 2018
Robert L. Howe

/s/ WILLIAM R. KUNKEL	Director	February 23, 2018
William R. Kunkel

/s/ ALAN D. MATULA	Director	February 23, 2018
Alan D. Matula

/s/ DAVID S. MULCAHY	Director	February 23, 2018
David S. Mulcahy

/s/ GERARD D. NEUGENT	Director	February 23, 2018
Gerard D. Neugent

/s/ DEBRA J. RICHARDSON	Director	February 23, 2018
Debra J. Richardson

/s/ A.J. STRICKLAND, III	Director	February 23, 2018
A.J. Strickland, III

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
American Equity Investment Life Holding Company:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of American Equity Investment Life Holding Company and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index on page F-1 (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Company’s auditor since 2005.
Des Moines, Iowa
February 23, 2018

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2017 - $43,116,759; 2016 - $39,953,955)	$45,372,989	$41,060,494
Held for investment, at amortized cost (fair value: 2017 - $76,460; 2016 - $68,766)	77,041	76,825
Mortgage loans on real estate	2,665,531	2,480,956
Derivative instruments	1,568,380	830,519
Other investments	616,764	308,774
Total investments	50,300,705	44,757,568

Cash and cash equivalents	1,434,045	791,266
Coinsurance deposits	4,858,289	4,639,492
Accrued investment income	429,008	397,773
Deferred policy acquisition costs	2,714,523	2,905,377
Deferred sales inducements	2,001,892	2,208,218
Deferred income taxes	38,147	168,578
Income taxes recoverable	—	11,474
Other assets	254,127	173,726
Total assets	$62,030,736	$56,053,472

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$56,142,673	$51,637,026
Other policy funds and contract claims	282,884	298,347
Notes and loan payable	494,093	493,755
Subordinated debentures	242,565	241,853
Income taxes payable	34,285	—
Other liabilities	1,984,079	1,090,896
Total liabilities	59,180,579	53,761,877

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2017 and 2016 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2017 - 89,331,087 shares (excluding 2,064,727 treasury shares); 2016 - 88,001,130 shares (excluding 2,887,082 treasury shares)	89,331	88,001
Additional paid-in capital	791,446	770,344
Accumulated other comprehensive income	724,599	339,966
Retained earnings	1,244,781	1,093,284
Total stockholders' equity	2,850,157	2,291,595
Total liabilities and stockholders' equity	$62,030,736	$56,053,472
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Premiums and other considerations	$34,228	$43,767	$36,048
Annuity product charges	200,494	173,579	136,168
Net investment income	1,991,997	1,849,872	1,692,192
Change in fair value of derivatives	1,677,871	164,219	(336,146)
Net realized gains on investments, excluding other than temporary impairment ("OTTI") losses	10,509	11,524	10,211
OTTI losses on investments:
Total OTTI losses	(2,758)	(21,349)	(25,547)
Portion of OTTI losses recognized in (from) other comprehensive income	(1,872)	(1,330)	6,011
Net OTTI losses recognized in operations	(4,630)	(22,679)	(19,536)
Loss on extinguishment of debt	(18,817)	—	—
Total revenues	3,891,652	2,220,282	1,518,937

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	43,219	52,483	45,458
Interest sensitive and index product benefits	2,023,668	725,472	968,053
Amortization of deferred sales inducements	176,612	251,166	209,390
Change in fair value of embedded derivatives	919,735	543,465	(464,698)
Interest expense on notes and loan payable	30,368	28,248	28,849
Interest expense on subordinated debentures	14,124	12,958	12,239
Amortization of deferred policy acquisition costs	255,964	374,012	286,114
Other operating costs and expenses	111,691	102,231	96,218
Total benefits and expenses	3,575,381	2,090,035	1,181,623
Income before income taxes	316,271	130,247	337,314
Income tax expense	141,626	47,004	117,484
Net income	$174,645	$83,243	$219,830

Earnings per common share	$1.96	$0.98	$2.78
Earnings per common share - assuming dilution	$1.93	$0.97	$2.72

Weighted average common shares outstanding (in thousands):
Earnings per common share	88,982	84,793	78,937
Earnings per common share - assuming dilution	90,311	85,605	80,961
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$174,645	$83,243	$219,830
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	556,384	207,994	(797,374)
Noncredit component of OTTI losses (1)	915	556	(2,927)
Reclassification of unrealized investment gains/losses to net income (1)	4,496	4,224	703
Other comprehensive income (loss) before income tax	561,795	212,774	(799,598)
Income tax effect related to other comprehensive income (loss)	(177,162)	(74,471)	279,860
Other comprehensive income (loss)	384,633	138,303	(519,738)
Comprehensive income (loss)	$559,278	$221,546	$(299,908)

(1)	Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2014	$76,062	$513,218	$721,401	$829,195	$2,139,876
Net income for the year	—	—	—	219,830	219,830
Other comprehensive loss	—	—	(519,738)	—	(519,738)
Share-based compensation, including excess income tax benefits	—	9,976	—	—	9,976
Issuance of common stock via public offering	4,300	100,179	—	—	104,479
Issuance of 944,504 shares of common stock under compensation plans, including excess income tax benefits	944	7,042	—	—	7,986
Issuance of 47,868 shares of common stock to settle warrants that have reached their expiration	48	(48)	—	—	—
Dividends on common stock ($0.22 per share)	—	—	—	(17,874)	(17,874)
Balance at December 31, 2015	81,354	630,367	201,663	1,031,151	1,944,535
Net income for the year	—	—	—	83,243	83,243
Other comprehensive income	—	—	138,303	—	138,303
Share-based compensation, including excess income tax benefits	—	7,218	—	—	7,218
Issuance of common stock via settlement of forward sale agreements	5,590	129,072	—	—	134,662
Issuance of 964,053 shares of common stock under compensation plans, including excess income tax benefits	964	3,781	—	—	4,745
Issuance of 92,998 shares of common stock to settle warrants that have reached their expiration	93	(94)	—	—	(1)
Dividends on common stock ($0.24 per share)	—	—	—	(21,110)	(21,110)
Balance at December 31, 2016	88,001	770,344	339,966	1,093,284	2,291,595
Net income for the year	—	—	—	174,645	174,645
Other comprehensive income	—	—	384,633	—	384,633
Share-based compensation	—	6,464	—	—	6,464
Issuance of 1,329,957 shares of common stock under compensation plans	1,330	14,638	—	—	15,968
Dividends on common stock ($0.26 per share)	—	—	—	(23,148)	(23,148)
Balance at December 31, 2017	$89,331	$791,446	$724,599	$1,244,781	$2,850,157
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$174,645	$83,243	$219,830
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	2,023,668	725,472	968,053
Amortization of deferred sales inducements	176,612	251,166	209,390
Annuity product charges	(200,494)	(173,579)	(136,168)
Change in fair value of embedded derivatives	919,735	543,465	(464,698)
Increase in traditional life and accident and health insurance reserves	(33)	12,724	5,097
Policy acquisition costs deferred	(406,641)	(543,325)	(657,639)
Amortization of deferred policy acquisition costs	255,964	374,012	286,114
Provision for depreciation and other amortization	3,948	3,879	4,610
Amortization of discounts and premiums on investments	15,431	1,070	(8,464)
Loss on extinguishment of debt	18,817	—	—
Realized gains (losses) on investments and net OTTI losses recognized in operations	(5,879)	11,155	9,325
Change in fair value of derivatives	(1,678,956)	(165,727)	334,300
Deferred income taxes (benefits)	(46,730)	(10,408)	41,916
Share-based compensation	6,464	6,692	7,373
Change in accrued investment income	(31,235)	(35,669)	(35,545)
Change in income taxes recoverable/payable	45,759	18,125	(20,027)
Change in other assets	448	1,812	71
Change in other policy funds and contract claims	(23,101)	(34,411)	(49,092)
Change in collateral held for derivatives	772,181	414,655	(269,474)
Change in other liabilities	(84,416)	(55,940)	75,794
Other	(13,794)	(14,089)	(15,962)
Net cash provided by operating activities	1,922,393	1,414,322	504,804

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	1,911,991	2,746,510	1,612,121
Mortgage loans on real estate	351,255	383,763	468,102
Derivative instruments	1,697,948	284,470	640,467
Other investments	10,571	14,045	16,792
Acquisitions of investments:
Fixed maturity securities - available for sale	(5,026,640)	(6,883,895)	(7,256,137)
Mortgage loans on real estate	(535,249)	(428,833)	(455,286)
Derivative instruments	(691,428)	(602,349)	(588,859)
Other investments	(305,575)	(11,559)	(13,092)
Purchases of property, furniture and equipment	(4,809)	(1,197)	(1,313)
Net cash used in investing activities	(2,591,936)	(4,499,045)	(5,577,205)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Financing activities
Receipts credited to annuity policyholder account balances	$4,152,264	$7,092,348	$7,051,227
Coinsurance deposits	(6,597)	(1,317,555)	(80,777)
Return of annuity policyholder account balances	(2,809,486)	(2,535,669)	(2,271,950)
Financing fees incurred and deferred	(5,817)	(1,456)	—
Proceeds from issuance of notes payable	499,650	—	—
Repayment of notes payable	(413,252)	—	(48,152)
Repayment of loan payable	(100,000)	—	—
Proceeds from issuance of loan payable	—	100,000	—
Net proceeds from settlement of notes hedges and warrants	—	—	25,775
Acquisition of common stock	—	—	(16)
Excess tax benefits realized from share-based compensation plans	—	527	3,649
Proceeds from issuance of common stock	14,028	139,654	112,481
Change in checks in excess of cash balance	4,680	21,501	(5,727)
Dividends paid	(23,148)	(21,110)	(17,874)
Net cash provided by financing activities	1,312,322	3,478,240	4,768,636
Increase (decrease) in cash and cash equivalents	642,779	393,517	(303,765)
Cash and cash equivalents at beginning of year	791,266	397,749	701,514
Cash and cash equivalents at end of year	$1,434,045	$791,266	$397,749

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$55,445	$39,647	$39,118
Income taxes	142,627	39,066	91,887
Non-cash operating activity:
Deferral of sales inducements	216,172	353,966	486,924
Non-cash investing activity:
Mortgage loan on real estate sold	—	—	4,879
Non-cash financing activity:
Common stock issued to settle warrants that have expired	—	93	48
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Significant Accounting Policies
Nature of Operations
American Equity Investment Life Holding Company ("we", "us", "our" or "parent company"), through its wholly-owned subsidiaries, American Equity Investment Life Insurance Company ("American Equity Life"), American Equity Investment Life Insurance Company of New York ("American Equity Life of New York") and Eagle Life Insurance Company ("Eagle Life"), is licensed to sell insurance products in 50 states and the District of Columbia at December 31, 2017. We operate solely in the insurance business.
We primarily market fixed index and fixed rate annuities. Annuity deposits (net of coinsurance) collected in 2017, 2016 and 2015, by product type were as follows:

	Year Ended December 31,
Product Type	2017	2016	2015
	(Dollars in thousands)
Fixed index annuities	$3,668,121	$5,035,818	$6,491,981
Annual reset fixed rate annuities	74,572	63,582	44,715
Multi-year fixed rate annuities	22,291	256,894	42,709
Single premium immediate annuities (SPIA)	24,946	35,851	32,752
	$3,789,930	$5,392,145	$6,612,157
Agents contracted with us through two national marketing organizations accounted for more than 10% of annuity deposits we collected during 2017 representing 14% and 10%, individually, of the annuity deposits collected. Agents contracted with us through one national marketing organization accounted for more than 10% of annuity deposits we collected during 2016 representing 15% of the annuity deposits collected. Agents contracted with us through one national marketing organization accounted for more than 10% of annuity deposits we collected during 2015 representing 22% of the annuity deposits collected.
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
Investments
Fixed maturity securities (bonds maturing more than one year after issuance) that may be sold prior to maturity are classified as available for sale. Available for sale securities are reported at fair value and unrealized gains and losses, if any, on these securities are included directly in a separate component of stockholders' equity, net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements. Fair values, as reported herein, of fixed maturity and equity securities are based on quoted market prices in active markets when available, or for those fixed maturity securities not actively traded, yield data and other factors relating to instruments or securities with similar characteristics are used. See Note 2 for more information on the determination of fair value. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on residential and commercial mortgage backed securities incorporate prepayment assumptions to estimate the securities' expected lives. Interest income is recognized as earned.
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
Deterioration in credit quality of the companies or assets backing our investment securities, imbalances in liquidity recurring in the marketplace or declines in real estate values may further affect the fair value of these investment securities and increase the potential that certain unrealized losses will be recognized as other than temporary impairments in the future.
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
Policy Benefit Reserves
Policy benefit reserves for fixed index annuities with returns linked to the performance of a specified market index are equal to the sum of the fair value of the embedded derivatives and the host (or guaranteed) component of the contracts. The host value is established at inception of the contract and accreted over the policy's life at a constant rate of interest. Future policy benefit reserves for fixed index annuities earning a fixed rate of interest and other deferred annuity products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. For the years ended December 31, 2017, 2016 and 2015, interest crediting rates for these products ranged from 1.00% to 3.30%.
The liability for lifetime income benefit riders is based on estimates of the value of benefit payments expected to be paid in excess of projected policy values recognizing the excess over the expected lives of the underlying policies based on actual and expected assessments including spreads and product charges and fees. The inputs used in the calculation of the liability for lifetime income benefit riders include actual policy values, actual income account values, actual payout factors, actual roll-up rates and our best estimate assumptions for future policy growth, future policy decrements, the ages at which policyholders are expected to elect to begin to receive lifetime income benefit payments, the percentage of policyholders who elect to receive lifetime income benefit payments and the type of income benefit payments selected upon election. See Note 6 for more information on lifetime income benefit rider reserves.
Policy benefit reserves are not reduced for amounts ceded under coinsurance agreements which are reported as coinsurance deposits on our consolidated balance sheets. See Note 7 for more information on reinsurance.
Deferred Income Taxes
Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The effect on deferred income tax assets and liabilities resulting from a change in the enacted marginal tax rate is recognized in income in the period that includes the enactment date. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. Deferred income tax assets are subject to ongoing evaluation of whether such assets will more likely than not be realized. The realization of deferred income tax assets primarily depends on generating future taxable income during the periods in which temporary differences become deductible. Deferred income tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In making such a determination, all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations, is considered. The realization of deferred income tax assets related to unrealized losses on available for sale fixed maturity securities is also based upon our intent and ability to hold those securities for a period of time sufficient to allow for a recovery in fair value and not realize the unrealized loss.
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
Considerations from immediate annuities and supplemental contract annuities with life contingencies are recognized as revenue when the policy is issued.
All insurance-related revenues, including the change in the fair value of derivatives for call options related to the business ceded under coinsurance agreements (see Note 7), benefits, losses and expenses are reported net of reinsurance ceded.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Income (Loss)
Other comprehensive income (loss) includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. Other comprehensive income (loss) excludes net realized investment gains (losses) included in net income which merely represents transfers from unrealized to realized gains and losses.
Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") related to the accounting for share-based payment transactions. The aspects of accounting guidance affected by this ASU are income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted this ASU on January 1, 2017. The adoption of this ASU resulted in an income tax benefit of $2.8 million being recognized in operations during the year ended December 31, 2017 due to the requirement under this standard to recognize excess tax benefits related to share-based payment awards in income tax expense.
New Accounting Pronouncements
In May 2014, the FASB issued an ASU related to revenue arising from contracts with customers. This ASU, which replaces most current revenue recognition guidance, including industry specific guidance, prescribes that an entity should recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU will be effective for us on January 1, 2018 and may be adopted using either a full retrospective or a modified retrospective approach. This ASU will not have any immediate impact on our consolidated financial statements as revenues related to our insurance and investment contracts are excluded from its scope.
In January 2016, the FASB issued an ASU that, among other aspects of recognition, measurement, presentation and disclosure of financial instruments, primarily requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Additionally, it changes the accounting for financial liabilities measured at fair value under the fair value option and eliminates some disclosures regarding fair value of financial assets and liabilities measured at amortized cost. This ASU will be effective for us on January 1, 2018. This ASU will not have any immediate impact on our consolidated financial statements or related financial statement disclosures.
In February 2016, the FASB issued an ASU that will require recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU affects accounting and disclosure more dramatically for lessees as accounting for lessors is mainly unchanged. This ASU will be effective for us on January 1, 2019, with early adoption permitted. We are in the process of evaluating the impact this guidance may have on our consolidated financial statements.
In June 2016, the FASB issued an ASU that significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model that requires these assets be presented at the net amount expected to be collected. In addition, credit losses on available for sale debt securities should be recorded through an allowance account.  This ASU will be effective for us on January 1, 2020, with early adoption permitted. While we are still in the process of evaluating the full impact this guidance will have on our consolidated financial statements, we believe the new impairment model will lead to earlier recognition of credit losses for our commercial mortgage loans.
In August 2016, the FASB issued an ASU that clarifies how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. This ASU will be effective for us on January 1, 2018 and requires a retrospective transition method. We expect the immediate impact to our consolidated financial statements to be insignificant and limited to reclassification of certain cash flows from investing activities to operating activities within our consolidated statements of cash flows.
In March 2017, the FASB issued an ASU that applies to certain callable debt securities where the amortized cost basis is at a premium to the price repayable by the issuer at the earliest call date. Under this guidance, the premium will be amortized to the first call date. This ASU will be effective for us on January 1, 2019, with early adoption permitted. We are in the process of evaluating the impact this guidance may have on our consolidated financial statements.
In February 2018, the FASB issued an ASU that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 ("Tax Reform"). This ASU will be effective for us on January 1, 2019, with early adoption permitted. We plan to early adopt this ASU during the first quarter of 2018 and expect to reclassify $128 million between accumulated other comprehensive income and retained earnings within our consolidated balance sheet.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$45,372,989	$45,372,989	$41,060,494	$41,060,494
Held for investment	77,041	76,460	76,825	68,766
Mortgage loans on real estate	2,665,531	2,670,037	2,480,956	2,522,035
Derivative instruments	1,568,380	1,568,380	830,519	830,519
Other investments	616,764	605,894	308,774	300,918
Cash and cash equivalents	1,434,045	1,434,045	791,266	791,266
Coinsurance deposits	4,858,289	4,347,990	4,639,492	4,150,792
Interest rate caps	415	415	1,082	1,082
Counterparty collateral	186,108	186,108	145,693	145,693

Liabilities
Policy benefit reserves	55,786,011	46,344,931	51,280,331	43,104,183
Single premium immediate annuity (SPIA) benefit reserves	282,563	292,153	297,724	308,028
Notes and loan payable	494,093	521,800	493,755	519,440
Subordinated debentures	242,565	244,117	241,853	225,106
Interest rate swap	789	789	2,113	2,113
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2017 and 2016 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2017
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,876	$5,640	$6,236	$—
United States Government sponsored agencies	1,305,017	—	1,305,017	—
United States municipalities, states and territories	4,166,812	—	4,166,812	—
Foreign government obligations	239,360	—	239,360	—
Corporate securities	29,878,971	5	29,878,966	—
Residential mortgage backed securities	1,105,567	—	1,105,567	—
Commercial mortgage backed securities	5,544,850	—	5,544,850	—
Other asset backed securities	3,120,536	—	3,120,536	—
Other investments: equity securities, available for sale	292,429	285,000	7,429	—
Derivative instruments	1,568,380	—	1,568,380	—
Cash and cash equivalents	1,434,045	1,434,045	—	—
Interest rate caps	415	—	415	—
Counterparty collateral	186,108	—	186,108	—
	$48,854,366	$1,724,690	$47,129,676	$—
Liabilities
Interest rate swap	$789	$—	$789	$—
Fixed index annuities - embedded derivatives, net	8,790,427	—	—	8,790,427
	$8,791,216	$—	$789	$8,790,427
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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of December 31, 2017 and 2016.
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
Other investments
Available for sale equity securities are the only financial instruments included in other investments that are measured at fair value on a recurring basis (see determination of fair value above). Financial instruments included in other investments that are not measured at fair value on a recurring basis are policy loans, equity method investments and company owned life insurance (COLI). We have not attempted to determine the fair values associated with our policy loans, as we believe any differences between carrying value and the fair values afforded these instruments are immaterial to our consolidated financial position and, accordingly, the cost to provide such disclosure does not justify the benefit to be derived. The fair values of our equity method investments are obtained from third parties and are determined by calculating the present value of future cash flows discounted by a risk free rate, a risk spread and a liquidity discount. As the risk spread and liquidity discount are unobservable market inputs, the fair value of our equity method investments falls within Level 3 of the fair value hierarchy. The fair value of our COLI approximates the cash surrender value of the policies and falls within Level 2 of the fair value hierarchy.

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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of December 31, 2017 and 2016, we utilized an estimate of 3.10% for the expected cost of annual call options, which are based on estimated long-term account value growth and a historical review of our actual option costs.

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

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
1 - 5	1.83%	1.76%	3.32%	3.30%
6 - 10	7.01%	6.58%	3.32%	3.30%
11 - 15	11.31%	11.25%	3.34%	3.32%
16 - 20	11.96%	12.04%	3.20%	3.18%
20+	11.62%	11.68%	3.20%	3.18%
Lapse rates are generally expected to increase as surrender charge percentages decrease. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.
The following table provides a reconciliation of the beginning and ending balances for our Level 3 liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$6,563,288	$5,983,622
Premiums less benefits	2,052,985	434,621
Change in fair value, net	174,154	145,045
Ending balance	$8,790,427	$6,563,288
The fair value of our fixed index annuities embedded derivatives is net of coinsurance ceded of $539.7 million and $398.1 million as of December 31, 2017 and 2016, respectively. Change in fair value, net for each period in our embedded derivatives are included in change in fair value of embedded derivatives in the consolidated statements of operations.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at December 31, 2017, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $579.5 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $339.4 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $645.8 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $374.8 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Investments
At December 31, 2017 and 2016, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2017
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,861	$162	$(147)	$11,876
United States Government sponsored agencies	1,308,290	28,457	(31,730)	1,305,017
United States municipalities, states and territories	3,804,360	366,048	(3,596)	4,166,812
Foreign government obligations	228,214	13,171	(2,025)	239,360
Corporate securities	28,127,653	1,897,005	(145,687)	29,878,971
Residential mortgage backed securities	1,028,484	79,554	(2,471)	1,105,567
Commercial mortgage backed securities	5,531,922	82,768	(69,840)	5,544,850
Other asset backed securities	3,075,975	57,966	(13,405)	3,120,536
	$43,116,759	$2,525,131	$(268,901)	$45,372,989
Held for investment:
Corporate security	$77,041	$—	$(581)	$76,460

Other investments: equity securities, available for sale	$292,429	$—	$—	$292,429

December 31, 2016
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,864	$229	$(288)	$11,805
United States Government sponsored agencies	1,368,340	23,360	(46,913)	1,344,787
United States municipalities, states and territories	3,626,395	322,948	(22,393)	3,926,950
Foreign government obligations	229,589	11,832	(5,080)	236,341
Corporate securities	26,333,213	1,149,978	(368,773)	27,114,418
Residential mortgage backed securities	1,166,944	91,445	(3,554)	1,254,835
Commercial mortgage backed securities	5,422,255	59,994	(117,014)	5,365,235
Other asset backed securities	1,795,355	31,471	(20,703)	1,806,123
	$39,953,955	$1,691,257	$(584,718)	$41,060,494
Held for investment:
Corporate security	$76,825	$—	$(8,059)	$68,766

Other investments: equity securities, available for sale	$7,521	$479	$—	$8,000
At December 31, 2017, 37% of our fixed income securities have call features, of which 2.7% ($1.2 billion) were subject to call redemption and another 0.2% ($90.1 million) will become subject to call redemption during 2018. Approximately 73% of our fixed income securities that have call features are not callable until within six months of their stated maturities.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and fair value of fixed maturity securities at December 31, 2017, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$197,449	$201,079	$—	$—
Due after one year through five years	4,958,029	5,114,727	—	—
Due after five years through ten years	10,556,868	10,827,764	—	—
Due after ten years through twenty years	9,214,395	10,080,377	—	—
Due after twenty years	8,553,637	9,378,089	77,041	76,460
	33,480,378	35,602,036	77,041	76,460
Residential mortgage backed securities	1,028,484	1,105,567	—	—
Commercial mortgage backed securities	5,531,922	5,544,850	—	—
Other asset backed securities	3,075,975	3,120,536	—	—
	$43,116,759	$45,372,989	$77,041	$76,460
Net unrealized gains on available for sale fixed maturity securities and equity securities reported as a separate component of stockholders' equity were comprised of the following:

	December 31,
	2017	2016
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities and equity securities	$2,256,230	$1,107,018
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(1,206,078)	(618,661)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense (a)	(348,087)	(170,925)
Net unrealized gains reported as accumulated other comprehensive income	$724,599	$339,966

(a)
Includes $128 million related to the impact of Tax Reform that we expect to reclassify between accumulated other comprehensive income and retained earnings within our consolidated balance sheet during the first quarter of 2018. For more information regarding the timing of reclassification, see Note 1 to our audited consolidated financial statements.

The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO's"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 97% of our fixed maturity portfolio rated investment grade at both December 31, 2017 and 2016, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	December 31,
	2017		2016
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$26,669,427	$28,274,379	$25,607,268	$26,507,798
2	15,198,551	15,869,219	13,037,592	13,295,648
3	1,161,737	1,157,420	1,201,059	1,155,702
4	134,838	117,542	154,226	137,188
5	17,015	20,927	17,475	24,664
6	12,232	9,962	13,160	8,260
	$43,193,800	$45,449,449	$40,030,780	$41,129,260

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 955 and 1,514 securities, respectively) have been in a continuous unrealized loss position, at December 31, 2017 and 2016:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2017
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$1,565	$(10)	$6,731	$(137)	$8,296	$(147)
United States Government sponsored agencies	44,794	(180)	958,965	(31,550)	1,003,759	(31,730)
United States municipalities, states and territories	44,736	(128)	128,499	(3,468)	173,235	(3,596)
Foreign government obligations	49,663	(337)	12,625	(1,688)	62,288	(2,025)
Corporate securities:
Finance, insurance and real estate	456,244	(5,135)	600,655	(28,043)	1,056,899	(33,178)
Manufacturing, construction and mining	222,985	(3,475)	231,196	(10,849)	454,181	(14,324)
Utilities and related sectors	395,183	(4,099)	249,416	(8,901)	644,599	(13,000)
Wholesale/retail trade	152,941	(1,249)	178,635	(11,371)	331,576	(12,620)
Services, media and other	729,124	(19,000)	891,654	(53,565)	1,620,778	(72,565)
Residential mortgage backed securities	39,771	(387)	32,917	(2,084)	72,688	(2,471)
Commercial mortgage backed securities	1,096,757	(10,385)	1,306,437	(59,455)	2,403,194	(69,840)
Other asset backed securities	765,531	(3,499)	217,595	(9,906)	983,126	(13,405)
	$3,999,294	$(47,884)	$4,815,325	$(221,017)	$8,814,619	$(268,901)
Held for investment:
Corporate security:
Insurance	$—	$—	$76,460	$(581)	$76,460	$(581)

December 31, 2016
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$7,405	$(288)	$—	$—	$7,405	$(288)
United States Government sponsored agencies	995,548	(46,913)	—	—	995,548	(46,913)
United States municipalities, states and territories	463,409	(22,393)	—	—	463,409	(22,393)
Foreign government obligations	29,158	(913)	20,388	(4,167)	49,546	(5,080)
Corporate securities:
Finance, insurance and real estate	1,940,107	(70,421)	82,907	(7,723)	2,023,014	(78,144)
Manufacturing, construction and mining	1,199,420	(34,304)	311,591	(23,273)	1,511,011	(57,577)
Utilities and related sectors	1,401,650	(45,015)	58,597	(5,820)	1,460,247	(50,835)
Wholesale/retail trade	637,121	(18,880)	29,719	(1,930)	666,840	(20,810)
Services, media and other	2,539,519	(82,196)	716,857	(79,211)	3,256,376	(161,407)
Residential mortgage backed securities	81,762	(3,463)	1,853	(91)	83,615	(3,554)
Commercial mortgage backed securities	3,148,395	(116,938)	895	(76)	3,149,290	(117,014)
Other asset backed securities	751,533	(12,289)	146,167	(8,414)	897,700	(20,703)
	$13,195,027	$(454,013)	$1,368,974	$(130,705)	$14,564,001	$(584,718)
Held for investment:
Corporate security:
Insurance	$—	$—	$68,766	$(8,059)	$68,766	$(8,059)
Based on the results of our process for evaluating available for sale securities in unrealized loss positions for other-than-temporary-impairments, which is discussed in detail later in this footnote, we have determined that the unrealized losses on the securities in the preceding table are temporary. The unrealized losses at December 31, 2017 are principally related to timing of the purchases of these securities, which carry less yield than those available at December 31, 2017.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Approximately 83% and 86% of the unrealized losses on fixed maturity securities shown in the above table for December 31, 2017 and 2016, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the fixed maturity securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains on investments for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$7,478	$3,186	$(10,651)
Investments carried at fair value:
Fixed maturity securities, available for sale	$1,149,691	$508,410	$(1,642,027)
Equity securities, available for sale	(479)	166	17
	1,149,212	508,576	(1,642,010)
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(587,417)	(295,802)	842,412
Deferred income tax asset/liability	(177,162)	(74,471)	279,860
	(764,579)	(370,273)	1,122,272
Change in net unrealized gains on investments carried at fair value	$384,633	$138,303	$(519,738)
Components of net investment income are as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Fixed maturity securities	$1,876,542	$1,729,176	$1,566,409
Equity securities	764	531	441
Mortgage loans on real estate	122,680	122,985	131,892
Cash and cash equivalents	2,562	3,201	601
Other	4,073	5,499	4,858
	2,006,621	1,861,392	1,704,201
Less investment expenses	(14,624)	(11,520)	(12,009)
Net investment income	$1,991,997	$1,849,872	$1,692,192
Proceeds from sales of available for sale securities for the years ended December 31, 2017, 2016 and 2015 were $0.7 billion, $1.0 billion and $0.4 billion, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the years ended December 31, 2017, 2016 and 2015 were $1.2 billion, $1.7 billion and $1.2 billion, respectively.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains (losses) on investments, excluding net OTTI losses are as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$18,254	$14,132	$7,230
Gross realized losses	(9,058)	(4,036)	(5,787)
	9,196	10,096	1,443
Available for sale equity securities:
Gross realized gains	348	—	—

Other investments:
Gain on sale of real estate	56	884	4,194
Loss on sale of real estate	—	(93)	(575)
Impairment losses on real estate	—	—	(1,297)
	56	791	2,322
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	278	(4,846)	1,018
Recovery of specific allowance	631	5,483	5,428
	909	637	6,446
	$10,509	$11,524	$10,211
Losses on available for sale fixed maturity securities in 2017, 2016 and 2015 were realized primarily due to strategies to reposition the fixed maturity security portfolio that result in improved net investment income, credit risk or duration profiles as they pertain to our asset liability management. Securities were sold at losses in 2017, 2016, and 2015 due to our long-term fundamental concern with the issuers' ability to meet their future financial obligations.
The following table summarizes the carrying value of our investments that have been non-income producing for 12 consecutive months:

	December 31,
	2017	2016
	(Dollars in thousands)
Fixed maturity securities, available for sale	$8,680	$1,651
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
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the years ended December 31, 2017 and 2016, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
Sector	Vintage	Min	Max	Min	Max	Min	Max
Year ended December 31, 2017
Prime	2005	7.0%	7.7%	8%	22%	40%	50%
	2006	7.3%	7.3%	14%	14%	40%	40%
	2007	6.2%	6.7%	15%	27%	50%	60%

Year ended December 31, 2016
Prime	2005	7.7%	7.7%	8%	14%	50%	50%
	2006	6.5%	7.3%	12%	13%	40%	50%
	2007	6.2%	6.4%	18%	31%	50%	55%
Alt-A	2005	7.4%	7.4%	11%	11%	60%	60%

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
		(Dollars in thousands)
Year ended December 31, 2017
Fixed maturity securities, available for sale:
Corporate securities:
Industrial	1	$(2,485)	$—	$(2,485)
Residential mortgage backed securities	8	(273)	(1,585)	(1,858)
Other asset backed securities	1	—	(287)	(287)
	10	$(2,758)	$(1,872)	$(4,630)

Year ended December 31, 2016
Fixed maturity securities, available for sale:
Corporate securities:
Energy	2	$(642)	$—	$(642)
Materials	1	(4,554)	1,575	(2,979)
Telecommunications	1	(4,462)	562	(3,900)
Utilities	2	(6,961)	798	(6,163)
Residential mortgage backed securities	9	—	(783)	(783)
Commercial mortgage backed securities	5	(1,540)	—	(1,540)
Other asset backed securities	2	(3,190)	(3,482)	(6,672)
	22	$(21,349)	$(1,330)	$(22,679)

Year ended December 31, 2015
Fixed maturity securities, available for sale:
Corporate securities:
Industrial	2	$(15,414)	$2,975	$(12,439)
Residential mortgage backed securities	11	(133)	(2,089)	(2,222)
Other asset backed securities	1	(10,000)	5,125	(4,875)
	14	$(25,547)	$6,011	$(19,536)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Cumulative credit loss at beginning of year	$(166,375)	$(145,824)
Credit losses on securities for which OTTI has not previously been recognized	(2,758)	(18,414)
Additional credit losses on securities for which OTTI has previously been recognized	(1,872)	(4,265)
Accumulated losses on securities that were disposed of during the period	13,939	2,128
Cumulative credit loss at end of year	$(157,066)	$(166,375)
The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security, for securities that are part of our investment portfolio at December 31, 2017 and 2016:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
December 31, 2017
Fixed maturity securities, available for sale:
Corporate securities	$13,015	$(4,263)	$10,739	$19,491
Residential mortgage backed securities	297,582	(168,355)	201,620	330,847
Other asset backed securities	4,567	(1,356)	(1,875)	1,336
	$315,164	$(173,974)	$210,484	$351,674
December 31, 2016
Fixed maturity securities, available for sale:
Corporate securities	$17,549	$(5,910)	$13,566	$25,205
Residential mortgage backed securities	368,862	(169,941)	205,854	404,775
Commercial mortgage backed securities	6,596	—	(107)	6,489
Other asset backed securities	6,683	(1,643)	(1,566)	3,474
	$399,690	$(177,494)	$217,747	$439,943
At December 31, 2017 and 2016, fixed maturity securities and short-term investments with an amortized cost of $47.5 billion and $43.5 billion, respectively, were on deposit with state agencies to meet regulatory requirements. There are no restrictions on these assets.
At December 31, 2017 and 2016, we had no investment in any person or its affiliates (other than bonds issued by agencies of the United States Government) that exceeded 10% of stockholders' equity.
4.     Mortgage Loans on Real Estate
Our mortgage loan portfolio is summarized in the following table. There were commitments outstanding of $62.0 million at December 31, 2017.

	December 31,
	2017	2016
	(Dollars in thousands)
Principal outstanding	$2,674,315	$2,490,619
Loan loss allowance	(7,518)	(8,427)
Deferred prepayment fees	(1,266)	(1,236)
Carrying value	$2,665,531	$2,480,956

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

	December 31,
	2017		2016
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$548,067	20.5%	$635,434	25.5%
Middle Atlantic	163,485	6.1%	151,640	6.1%
Mountain	308,486	11.5%	235,932	9.5%
New England	12,265	0.5%	12,724	0.5%
Pacific	466,030	17.4%	385,683	15.5%
South Atlantic	609,736	22.8%	519,065	20.8%
West North Central	324,808	12.2%	325,447	13.1%
West South Central	241,438	9.0%	224,694	9.0%
	$2,674,315	100.0%	$2,490,619	100.0%
Property type distribution
Office	$283,926	10.6%	$308,578	12.4%
Medical Office	34,338	1.3%	50,780	2.1%
Retail	1,040,028	38.9%	886,942	35.6%
Industrial/Warehouse	677,770	25.3%	700,644	28.1%
Apartment	462,897	17.3%	375,837	15.1%
Mixed use/other	175,356	6.6%	167,838	6.7%
	$2,674,315	100.0%	$2,490,619	100.0%
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a rollforward of our specific and general valuation allowances for mortgage loans on real estate:

	Year Ended December 31,
	2017		2016		2015
	Specific Allowance	General Allowance	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(1,327)	$(7,100)	$(7,842)	$(6,300)	$(12,333)	$(10,300)
Charge-offs	—	—	5,078	—	2,045	—
Recoveries	631	—	5,483	—	5,428	—
Change in provision for credit losses	(722)	1,000	(4,046)	(800)	(2,982)	4,000
Ending allowance balance	$(1,418)	$(6,100)	$(1,327)	$(7,100)	$(7,842)	$(6,300)
The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	December 31,
	2017	2016	2015
	(Dollars in thousands)
Individually evaluated for impairment	$5,445	$4,640	$21,277
Collectively evaluated for impairment	2,668,870	2,485,979	2,428,632
Total loans evaluated for impairment	$2,674,315	$2,490,619	$2,449,909
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
We did not own any real estate during the year ended December 31, 2017. The following table summarizes the activity in the real estate owned, included in Other investments, which was obtained in satisfaction of mortgage loans on real estate:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Real estate owned at beginning of period	$6,485	$20,238
Additions	—	121
Sales	(6,444)	(12,322)
Impairments	—	(1,297)
Depreciation	(41)	(255)
Real estate owned at end of period	$—	$6,485
We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	December 31,
	2017	2016
	(Dollars in thousands)
Credit Exposure - By Payment Activity
Performing	$2,670,657	$2,489,028
In workout	1,436	1,591
Collateral dependent	2,222	—
	$2,674,315	$2,490,619

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
Mortgage loans are considered delinquent when they become 60 days or more past due. In general, when loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If the payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. Outstanding principal of loans in non-accrual status at December 31, 2017 totaled $2.2 million. There were no loans in non-accrual status at December 31, 2016.
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
Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
December 31, 2017	$—	$—	$—	$—	$2,672,093	$2,222	$2,674,315
December 31, 2016	$2,737	$—	$—	$2,737	$2,487,882	$—	$2,490,619
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

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
December 31, 2017
Mortgage loans with an allowance	$4,027	$5,445	$(1,418)
Mortgage loans with no related allowance	1,436	1,436	—
	$5,463	$6,881	$(1,418)
December 31, 2016
Mortgage loans with an allowance	$3,313	$4,640	$(1,327)
Mortgage loans with no related allowance	1,591	1,591	—
	$4,904	$6,231	$(1,327)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2017
Mortgage loans with an allowance	$4,464	$221
Mortgage loans with no related allowance	1,513	91
	$5,977	$312
December 31, 2016
Mortgage loans with an allowance	$3,398	$301
Mortgage loans with no related allowance	1,665	73
	$5,063	$374
December 31, 2015
Mortgage loans with an allowance	$13,893	$1,117
Mortgage loans with no related allowance	8,930	584
	$22,823	$1,701
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. A summary of mortgage loans on commercial real estate with outstanding principal at December 31, 2017 and 2016 that we determined to be TDRs are as follows:

Geographic Region	Number of TDRs	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
Year ended December 31, 2017
South Atlantic	1	$2,947	$—	$2,947
East North Central	1	1,933	(467)	1,466
	2	$4,880	$(467)	$4,413

Year ended December 31, 2016
South Atlantic	1	$3,004	$—	$3,004
East North Central	1	2,020	(467)	1,553
	2	$5,024	$(467)	$4,557

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Derivative Instruments
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$1,568,380	$830,519
Other assets
Interest rate caps	415	1,082
	$1,568,795	$831,601
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives, net	$8,790,427	$6,563,288
Other liabilities
Interest rate swap	789	2,113
	$8,791,216	$6,565,401
The changes in fair value of derivatives included in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$1,678,283	$165,029	$(327,921)
2015 notes hedges	—	—	(4,516)
Interest rate swap	255	(482)	(2,341)
Interest rate caps	(667)	(328)	(1,368)
	$1,677,871	$164,219	$(336,146)
Change in fair value of embedded derivatives:
Fixed index annuities - embedded derivatives (see Note 2)	$174,154	$145,045	$(825,668)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	745,581	398,420	365,486
2015 notes embedded conversion derivative (see Note 9)	—	—	(4,516)
	$919,735	$543,465	$(464,698)
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
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			December 31,
			2017		2016
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa3	$4,645,366	$237,955	$5,958,884	$178,477
Barclays	A	A1	4,135,537	154,127	3,441,832	89,721
BNP Paribas	A	Aa3	1,411,989	73,650	1,199,265	19,598
Canadian Imperial Bank of Commerce	A+	A1	2,808,030	84,268	—	—
Citibank, N.A.	A+	A1	4,104,666	219,900	4,038,528	97,094
Credit Suisse	A	A1	3,538,855	137,384	2,130,710	44,242
Deutsche Bank	A-	Baa2	—	—	25,935	892
J.P. Morgan	A+	Aa3	1,753,649	109,689	1,785,583	19,645
Morgan Stanley	A+	A1	3,408,179	184,323	2,543,421	64,425
Royal Bank of Canada	AA-	A1	3,027,469	104,141	3,384,310	103,510
SunTrust	A-	Baa1	2,331,168	90,399	2,375,418	72,990
Wells Fargo	AA-	Aa2	4,036,255	162,781	3,850,842	130,545
Exchange traded			296,840	9,763	313,354	9,380
			$35,498,003	$1,568,380	$31,048,082	$830,519
As of December 31, 2017 and 2016, we held $1.6 billion and $827.8 million, respectively, of cash and cash equivalents and other securities from counterparties for derivative collateral, which is included in Other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $11.9 million and $55.5 million at December 31, 2017 and 2016, respectively.
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
Details regarding the interest rate swap are as follows:

					December 31,
					2017	2016
Maturity Date	Notional Amount	Receive Rate	Pay Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	LIBOR	2.415%	SunTrust	$(789)	$(2,113)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Details regarding the interest rate caps are as follows:

					December 31,
					2017	2016
Maturity Date	Notional Amount	Floating Rate	Cap Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	LIBOR	2.50%	SunTrust	$207	$542
July 8, 2021	12,000	LIBOR	2.50%	SunTrust	62	163
July 29, 2021	27,000	LIBOR	2.50%	SunTrust	146	377
	$79,000				$415	$1,082
The interest rate swap converts floating rates to fixed rates for seven years which began in March 2014. The interest rate caps cap our interest rates for seven years which began in July 2014. As of December 31, 2017, we deposited $0.5 million of collateral with the counterparty to the swap.
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
In separate transactions, we sold warrants (the "2015 warrants") to the 2015 notes hedges counterparties for the purchase of up to 16.0 million shares of our common stock at a price of $16.00 per share. We received $15.6 million in cash proceeds from the sale of the 2015 warrants, which was recorded as an increase in additional paid-in capital. The number of shares and strike price of the warrants were subject to adjustment based on dividends we paid subsequent to selling the warrants. The warrants expired on various dates from December 2015 through June 2016. Changes in the fair value of these warrants were not recognized in our consolidated financial statements as the instruments remain classified as equity.
In December 2015, we began settling the 2015 warrants in net shares on a weekly basis, and completed the settlement of all warrants by June 30, 2016. 140,866 shares of our common stock were delivered to holders of the expiring warrants, of which 92,998 shares were issued during 2016. 2015 warrants remained outstanding on 1.6 million shares of our common stock at a strike price of $15.59 per share at December 31, 2015. As the average price of our common stock exceeded the strike price of the 2015 warrants while they were outstanding the dilutive effect of the 2015 warrants has been included in diluted earnings per share for the years ended December 31, 2016 and 2015.
6.     Deferred Policy Acquisition Costs, Deferred Sales Inducements and Lifetime Income Benefit Rider Reserves
Policy acquisition costs deferred and amortized are as follows:

	December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of year	$2,905,377	$2,905,136	$2,058,556
Costs deferred during the year:
Commissions	401,124	538,863	651,094
Policy issue costs	5,517	4,462	6,545
Amortization	(255,964)	(374,012)	(286,114)
Effect of net unrealized gains/losses	(341,531)	(169,072)	475,055
Balance at end of year	$2,714,523	$2,905,377	$2,905,136

Sales inducements deferred and amortized are as follows:

	December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of year	$2,208,218	$2,232,148	$1,587,257
Costs deferred during the year	216,172	353,966	486,924
Amortization	(176,612)	(251,166)	(209,390)
Effect of net unrealized gains/losses	(245,886)	(126,730)	367,357
Balance at end of year	$2,001,892	$2,208,218	$2,232,148
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
The unlocking adjustments in 2017 decreased amortization of deferred policy acquisition costs by $48.2 million and amortization of deferred sales inducements by $34.3 million. During the third quarter of 2017, the most significant revisions to such assumptions were account balance true-ups which were favorable to us due to stronger index credits than we assumed due to strong equity market performance and adjustments to generally decrease lapse rate assumptions to reflect better persistency experienced than assumed. The favorable impact of the account balance true-ups and lapse rate assumption changes was partially offset by reductions in estimated future gross profits attributable to revisions to assumptions used in determining reserves held for lifetime income benefit riders as well as an increase in estimated expenses associated with a reinsurance agreement with an unaffiliated reinsurer.
The unlocking adjustments in 2016 increased amortization of deferred policy acquisition costs by $48.2 million and amortization of deferred sales inducements by $35.8 million. During the first quarter of 2016, we made adjustments to lower future spread assumptions as actual investment spreads being earned showed investment spread and gross profits being less than what we were assuming in our models due to decreases in the average yield on invested assets resulting from the continued low interest rate environment. We made further adjustments in the third quarter of 2016 to extend the period of time in which we assume investment spread will grade up to our long-term spread targets by an additional two years as yields obtained on investments purchased in the third quarter of 2016 were much lower than we had anticipated as a result of the overall decline in investment yields that followed the Brexit vote. In addition, during the third quarter of 2016, revisions to assumptions used in determining reserves held for living income benefit riders resulted in a decrease in estimated future gross profits.
The unlocking adjustments in 2015 decreased amortization of deferred policy acquisition costs by $11.0 million and amortization of deferred sales inducements by $5.6 million and included the impact of account balance true-ups as of September 30, 2015, which were favorable to us due to stronger equity market performance than we assumed, favorable adjustments to lapse assumptions to reflect better persistency experienced than assumed and unfavorable adjustments to investment spread to reflect lower spreads being earned than assumed. The favorable impact of the account balance true-up and lapse assumption change was largely offset by reductions in estimated future gross profits attributable to revisions to assumptions used in determining reserves held for lifetime income benefit riders.
The 2017, 2016 and 2015 revisions to reserves for lifetime income benefit riders were consistent with unlocking for deferred policy acquisition costs and deferred sales inducements described above. The 2017 revisions increased interest sensitive and index product benefits by $21.6 million and were primarily due to the lapse rate assumption changes described above and changes to our account value growth projections. The 2016 revisions increased interest sensitive and index product benefits by $42.0 million and were primarily due to actual index credits on policies being lower than projected over the past four quarters. The 2015 revisions increased interest sensitive and index product benefits by $18.3 million and were primarily due to an increase to the primary election age to begin receiving lifetime income from 67 to 70 as our experience had shown that age 70 is the most popular age at which policyholders elect to begin receiving lifetime income benefit payments. The lifetime income benefit payments are determined by applying a payout factor to the rider's benefit base. The reserve (net of coinsurance ceded) held for lifetime income benefit riders was $704.4 million and $533.4 million at December 31, 2017 and 2016, respectively.
7.     Reinsurance and Policy Provisions
Coinsurance
We have two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), covering 70% of certain of American Equity Life's fixed index and fixed rate annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003, and 20% of those contracts issued from January 1, 2004 to July 31, 2004. The business reinsured under these agreements may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) were $0.6 billion and $0.7 billion at December 31, 2017 and 2016, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible. The balance due under these agreements to EquiTrust was $11.0 million and $9.7 million at December 31, 2017 and 2016, respectively, and represents the fair value of call options held by us to fund index credits related to the ceded business net of cash due to or from EquiTrust related to monthly settlements of policy activity and other expenses.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have three coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement ceded 20% of certain of American Equity Life's fixed index annuities issued from January 1, 2009 through March 31, 2010. The business reinsured under this agreement is no longer eligible for recapture. The second agreement ceded 80% of American Equity Life's multi-year rate guaranteed annuities issued from July 1, 2009 through December 31, 2013 and 80% of Eagle Life's multi-year rate guaranteed annuities issued from November 20, 2013 through December 31, 2013. The business reinsured under this agreement may not be recaptured. The third agreement cedes 80% of American Equity Life's and Eagle Life's multi-year rate guaranteed annuities issued on or after January 1, 2014, 80% of Eagle Life's fixed index annuities issued prior to January 1, 2017, 50% of Eagle Life's fixed index annuities issued from January 1, 2017 through December 31, 2018 and 80% of certain of American Equity Life's fixed index annuities issued from August 1, 2016 through December 31, 2016. The reinsurance agreement specifies that the coinsurance percentage for Eagle Life's fixed index annuities decreases to 20% for policies issued on or after January 1, 2019. The business reinsured under this agreement may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to Athene under these agreements) were $4.2 billion and $3.9 billion at December 31, 2017 and 2016, respectively. American Equity Life is an intermediary for reinsurance of Eagle Life's business ceded to Athene. American Equity Life and Eagle Life remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured. The annuity deposits that have been ceded to Athene are held in trusts and American Equity Life is named as the sole beneficiary of the trusts. The assets in the trusts are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the trust accounts would ever be less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in the trusts for the amount of any shortfall. None of the coinsurance deposits with Athene are deemed by management to be uncollectible. The balance due under these agreements to Athene was $79.9 million and $45.8 million at December 31, 2017 and 2016, respectively, and represents the fair value of call options held by us to fund index credits related to the ceded business net of cash due from Athene related to monthly settlements of policy activity.
Amounts ceded to EquiTrust and Athene under these agreements are as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Consolidated Statements of Operations
Annuity product charges	$6,458	$5,366	$5,427
Change in fair value of derivatives	94,382	18,446	(14,360)
	$100,840	$23,812	$(8,933)

Interest sensitive and index product benefits	$177,332	$93,487	$88,923
Change in fair value of embedded derivatives	35,561	23,848	(22,616)
Other operating costs and expenses	19,877	24,039	9,922
	$232,770	$141,374	$76,229
Consolidated Statements of Cash Flows
Annuity deposits	$(387,280)	$(1,736,054)	$(471,822)
Cash payments to policyholders	380,683	418,499	391,045
	$(6,597)	$(1,317,555)	$(80,777)
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
The 2013 Hannover Transaction, which was amended effective October 1, 2016, is a yearly renewable term reinsurance agreement for statutory purposes covering 45.6% of waived surrender charges related to penalty free withdrawals, deaths and lifetime income benefit rider payments as well as lifetime income benefit rider payments in excess of policy fund values on certain business. We may recapture the risks reinsured under this agreement as of the end of any quarter after December 31, 2020 and the agreement, as amended, makes it punitive to us if we do not recapture the business ceded no later than the first quarter of 2021. The reserve credit recorded on a statutory basis by American Equity Life was $737.3 million and $638.1 million at December 31, 2017 and 2016, respectively. We pay quarterly reinsurance premiums under this agreement with an experience refund calculated on a quarterly basis and a risk charge based on the pretax statutory benefit as of the end of each calendar quarter. Risk charges attributable to the 2013 Hannover Transaction were $28.5 million, $27.7 million, and $21.0 million during 2017, 2016 and 2015, respectively.

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
8.     Income Taxes
We file consolidated federal income tax returns that include all of our wholly-owned subsidiaries. Our income tax expense as presented in the consolidated financial statements is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Consolidated statements of operations:
Current income taxes	$188,356	$57,412	$75,568
Deferred income taxes (benefits)	(46,730)	(10,408)	41,916
Total income tax expense included in consolidated statements of operations	141,626	47,004	117,484
Stockholders' equity:
Expense (benefit) relating to:
Change in net unrealized investment losses	177,162	74,471	(279,860)
Share-based compensation	—	(527)	(3,649)
Total income tax expense (benefit) included in consolidated financial statements	$318,788	$120,948	$(166,025)
Income tax expense in the consolidated statements of operations differed from the amount computed at the applicable statutory federal income tax rate of 35% as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Income before income taxes	$316,271	$130,247	$337,314

Income tax expense on income before income taxes	$110,695	$45,586	$118,060
Tax effect of:
State income taxes	1,961	2,559	2,924
Tax exempt net investment income	(4,288)	(2,167)	(3,834)
Impact of Tax Reform	35,932	—	—
Other	(2,674)	1,026	334
Income tax expense	$141,626	$47,004	$117,484
Effective tax rate	44.8%	36.1%	34.8%
Tax Reform was enacted on December 22, 2017, reducing the statutory federal income tax rate from 35% to 21% effective January 1, 2018. The primary impact on our 2017 financial results is the reduction in the U.S. statutory tax rate from 35% to 21% on our deferred tax balances as of December 31, 2017.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income tax assets or liabilities are established for temporary differences between the financial reporting amounts and tax bases of assets and liabilities that will result in deductible or taxable amounts, respectively, in future years. The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2017 and 2016, are as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Deferred income tax assets:
Policy benefit reserves	$1,842,049	$2,354,786
Other than temporary impairments	11,262	15,681
Amounts due reinsurer	6,852	1,321
Other policyholder funds	3,724	6,474
Deferred compensation	3,827	7,963
Share-based compensation	3,383	5,407
State net operating loss carryforwards	3,196	3,745
Other	10,253	11,367
Gross deferred tax assets	1,884,546	2,406,744
Deferred income tax liabilities:
Deferred policy acquisition costs and deferred sales inducements	(1,212,509)	(1,951,333)
Net unrealized gains on available for sale fixed maturity and equity securities	(220,533)	(170,925)
Derivative instruments	(179,776)	(75,405)
Policy benefit reserves	(197,233)	—
Investment income items	(34,849)	(39,118)
Other	(1,499)	(1,385)
Gross deferred tax liabilities	(1,846,399)	(2,238,166)
Net deferred income tax asset	$38,147	$168,578
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
Realization of our deferred income tax assets is more likely than not based on expectations as to our future taxable income and considering all other available evidence, both positive and negative. Therefore, no valuation allowance against deferred income tax assets has been established as of December 31, 2017 and 2016.
There were no material income tax contingencies requiring recognition in our consolidated financial statements as of December 31, 2017. We are no longer subject to income tax examinations by tax authorities for years prior to 2013.
At December 31, 2017, we have no non-life net operating loss carryforwards remaining for federal income tax purposes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Notes and Loan Payable and Amounts Due Under Repurchase Agreements
Notes and loan payable includes the following:

	December 31,
	2017	2016
	(Dollars in thousands)
Senior notes due 2027
Principal	$500,000	$—
Unamortized debt issue costs	(5,572)	—
Unamortized discount	(335)	—
Senior notes due 2021
Principal	—	400,000
Unamortized debt issue costs	—	(5,733)
Term loan due 2019
Principal	—	100,000
Unamortized debt issue costs	—	(512)
	$494,093	$493,755
On June 16, 2017, we issued $500 million aggregate principal amount of senior unsecured notes due 2027 which bear interest at 5.0% per year and will mature on June 15, 2027 (the “2027 Notes”). The 2027 Notes were issued at a $0.3 million discount, which is being amortized over the term of the 2027 Notes using the effective interest method. Contractual interest is payable semi-annually in arrears each June 15th and December 15th. The initial transaction fees and costs totaling $5.8 million were capitalized as deferred financing costs and are being amortized over the term of the 2027 Notes using the effective interest method. We used the net proceeds from the issuance of the 2027 Notes to prepay our $100 million term loan (the "Term Loan") that was scheduled to mature in 2019 on June 16, 2017, and to redeem our $400 million notes that were scheduled to mature in 2021 (the "2021 Notes") on July 17, 2017. We paid $413.3 million to redeem the 2021 Notes which included a redemption premium equal to 3.313% of the $400 million principal amount of the 2021 Notes. We incurred a loss of $18.4 million on the redemption of the 2021 Notes.
On September 30, 2016, we entered into a credit agreement with six banks that provided for a $150 million unsecured revolving line of credit (the "Revolving Facility") that terminates on September 30, 2021 and a $100 million term loan that was scheduled to terminate on September 30, 2019 but was repaid on June 16, 2017 without penalty. We utilized the proceeds from the Term Loan to make a contribution to the capital and surplus of our subsidiary, American Equity Life. Any proceeds from the Revolving Facility will be used to finance our general corporate purposes. Interest was payable quarterly on the Term Loan. The interest rate for all borrowings under the credit agreement is floating at a rate based on our election that will be equal to the alternate base rate (as defined in the credit agreement) plus the applicable margin or the adjusted LIBOR rate (as defined in the credit agreement) plus the applicable margin. We also pay a commitment fee based on the available unused portion of the Revolving Facility. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the borrowings. Based upon our current credit rating, the applicable margin is 0.75% for alternate base rate borrowings and 1.75% for adjusted LIBOR rate borrowings, and the commitment fee is 0.275%. The interest rate in effect on the Term Loan was 3.125% and 2.625% in 2017 and 2016, respectively. Under this agreement, we are required to maintain a minimum risk-based capital ratio at our subsidiary, American Equity Life, of 275%, a maximum ratio of adjusted debt to total adjusted capital of 0.35, and a minimum level of statutory surplus at American Equity Life equal to the sum of 1) 80% of statutory surplus at June 30, 2016, 2) 50% of the statutory net income for each fiscal quarter ending after June 30, 2016, and 3) 50% of all capital contributed to American Equity Life after June 30, 2016. The Revolving Facility contains an accordion feature that allows us, on up to three occasions and subject to credit availability, to increase the credit facility by an additional $50 million in the aggregate. We also have the ability to extend the maturity date of the Revolving Facility by an additional one year past the initial maturity date of September 30, 2021 with the consent of the extending banks. There are currently no guarantors of the Revolving Facility, but certain of our subsidiaries must guarantee our obligations under the credit agreement if such subsidiaries guarantee other material amounts of our debt.  No amounts were outstanding under the Revolving Facility at December 31, 2017. As of December 31, 2017, $723.2 million is unrestricted and could be distributed to shareholders and still be in compliance with all covenants under this credit agreement.
The preceding replaced a $140 million unsecured revolving line of credit agreement with five banks dated November 22, 2013 that was scheduled to terminate on November 22, 2017.
On July 17, 2013, we issued $400 million aggregate principal amount of senior unsecured notes due 2021 which bore interest at 6.625% per year and would have matured on July 15, 2021 had we not redeemed them in 2017. Contractual interest was payable semi-annually in arrears each January 15th and July 15th. The initial transaction fees and expenses totaling $9.0 million were capitalized as deferred financing costs and were being amortized over the term of the 2021 Notes using the effective interest method.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2010, we issued $200.0 million principal amount of 2015 notes (the "2015 Notes"). The 2015 Notes had a coupon interest rate of 3.5% per year, matured on September 15, 2015, and were settled in cash on the maturity date. Contractual interest was payable semi-annually in arrears each March 15th and September 15th. The initial transaction fees and expenses totaling $6.8 million were capitalized as deferred financing costs and were amortized over the term of the 2015 Notes using the effective interest method.
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
The 2015 Notes, that had not previously been extinguished, matured and were extinguished on September 15, 2015. Total consideration paid to holders of the 2015 Notes at maturity was $48.2 million in cash, which included $22.4 million principal amount and $25.8 million conversion premium. See Note 5 for a discussion of the settlement of the 2015 notes embedded derivative liability.
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). The maximum amount borrowed during 2017, 2016 and 2015 was $274.5 million, $113.0 million and $40.6 million, respectively. When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $40.0 million, $4.5 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The weighted average interest rate on amounts due under repurchase agreements was 0.84%, 0.66% and 0.39% for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Following is a summary of subordinated debt obligations to the trusts at December 31, 2017 and 2016:

	December 31,
	2017	2016	Interest Rate		Due Date
	(Dollars in thousands)
American Equity Capital Trust II	$77,298	$77,061	5%		June 1, 2047
American Equity Capital Trust III	27,840	27,840	*LIBOR +	3.90%	April 29, 2034
American Equity Capital Trust IV	12,372	12,372	*LIBOR +	4.00%	January 8, 2034
American Equity Capital Trust VII	10,830	10,830	*LIBOR +	3.75%	December 14, 2034
American Equity Capital Trust VIII	20,620	20,620	*LIBOR +	3.75%	December 15, 2034
American Equity Capital Trust IX	15,470	15,470	*LIBOR +	3.65%	June 15, 2035
American Equity Capital Trust X	20,620	20,620	*LIBOR +	3.65%	September 15, 2035
American Equity Capital Trust XI	20,620	20,620	*LIBOR +	3.65%	December 15, 2035
American Equity Capital Trust XII	41,238	41,238	*LIBOR +	3.50%	April 7, 2036
	246,908	246,671
Unamortized debt issue costs	(4,343)	(4,818)
	$242,565	$241,853
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Retirement and Share-based Compensation Plans
We have adopted a contributory defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all of our full-time employees subject to minimum eligibility requirements. Employees can contribute a percentage of their annual salary (up to a maximum annual contribution of $18,000 in 2017, 2016 and 2015) to the plan. We contribute an additional amount, subject to limitations, based on the voluntary contribution of the employee. Further, the plan provides for additional employer contributions based on the discretion of the Board of Directors. Plan contributions charged to expense were $1.4 million, $1.3 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The following table summarizes compensation expense recognized for employees and directors as a result of share-based compensation:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
ESOP	$1,474	$2,522	$2,604
Employee Incentive Plans	2,155	1,207	1,911
Director Equity and Incentive Plan and Stock Option Plan	812	685	613
	$4,441	$4,414	$5,128
The principal purpose of the American Equity Investment Employee Stock Ownership Plan ("ESOP") is to provide each eligible employee with an equity interest in us. Employees become eligible once they have completed a minimum of six months of service. Employees become 100% vested after two years of service. Our contribution to the ESOP is determined by the Board of Directors.
In 2016, we adopted the 2016 Employee Incentive Plan which authorized the issuance of up to 2,500,000 shares of our Common stock in the form of grants of options, stock appreciation rights, restricted stock awards and restricted stock units. At December 31, 2017, we had 2,101,954 shares of common stock available for future grant under the 2016 Employee Incentive Plan. The 2009 Employee Incentive Plan, which expired in June 2014, authorized the issuance of up to 2,500,000 shares of our common stock in the form of grants of options, stock appreciation rights, restricted stock awards and restricted stock units. All options granted under this plan had six or ten year terms and a three year vesting period after which they become fully exercisable immediately.
We have a long-term performance incentive plan under which certain members of our senior management team are granted restricted stock units pursuant to the 2016 Employee Incentive Plan or the 2009 Employee Incentive Plan. During 2017, 2016 and 2015, we granted 84,476, 208,565 and 60,947 restricted stock units under these plans, respectively. For the 2017 grant, vesting is tied to threshold, target and maximum performance goals for the three year period ending December 31, 2019. Fifty percent of the restricted stock units will vest if we meet threshold goals, 100% of the restricted stock units will vest if we meet target performance goals and 150% of the restricted stock units will vest if we meet maximum performance goals. For the 2016 and 2015 grants, vesting is tied to threshold and target performance goals for the three year periods ending December 31, 2018 and December 31, 2017, respectively. Fifty percent of the restricted stock units will vest if we meet threshold goals and 100% of the restricted stock units will vest if we meet target performance goals. Compensation expense is recognized over the three year vesting period based on the likelihood of meeting threshold and target goals. Restricted stock units that ultimately vest are payable in an equal number of shares of our common stock. Restricted stock units are accounted for as equity awards and the estimated fair value of restricted stock units is based upon the closing price of our common stock on the date of grant. During 2016, the 2015 restricted stock unit award agreements were amended and the restricted stock units granted during 2015 will be settled in cash. This amendment was due to an administrative issue related to the grant, which was made under an expired equity plan.
During 2017, 2016 and 2015, we issued 39,826, 43,373 and 25,784, respectively, shares of restricted common stock under the 2016 Employee Incentive Plan or the 2009 Employee Incentive Plan to certain employees. These shares will generally vest on the date three years following the grant date provided the participant remains employed with us. The 2017 grant includes 6,727 shares that will vest on the date one year following the grant date provided the participant remains employed with us. Compensation expense is recognized over the one year or three year vesting period. Shares vest immediately for participants over 65 years of age with 10 years of service with us, and compensation expense under this plan for these participants was recognized upon approval of the incentive award by the compensation committee. During 2016, the shares of restricted stock granted during 2015 were canceled due to an administrative issue related to the grant, which was made under an expired equity plan. During 2016, we issued 21,806 shares of common stock to the employees impacted by the cancellation taking into consideration the canceled 2015 grants.
The 2013 Director Equity and Incentive Plan authorizes the grant of options, stock appreciation rights, restricted stock awards and restricted stock units convertible into or based upon our common stock of up to 250,000 shares to our Directors. During 2017, 2016 and 2015, we issued 33,000, 47,500 and 22,000 shares of common stock, respectively, all of which are restricted stock, and which vest the earlier of the next annual meeting date or one year from the grant date provided the individual remains a Director during that time period. At 2017, we had 83,500 shares of common stock available for future grant under the 2013 Director and Equity Incentive Plan.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our 1996 Stock Option Plan, 2000 Employee Stock Option Plan, 2000 Directors Stock Option Plan and 2011 Director Stock Option Plan authorized grants of options to officers, directors and employees for an aggregate of up to 3,475,000 shares of our common stock. All options granted under these plans have ten year terms and a six month or three year vesting period after which they become fully exercisable immediately. At December 31, 2017, we had 18,000 shares of common stock available for future grant under the 2011 Director Stock Option Plan.
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
In January 2017, American Equity Life's agents were granted 363,624 restricted stock units based on their production during 2016, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $2.6 million in 2016. In January 2018, agents vested in 138,820 restricted stock units granted in January 2017 based on their continued service as an independent agent and their 2017 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $1.3 million in 2017.
In January 2016, American Equity Life's agents were granted 650,683 restricted stock units based on their production during 2015, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $3.5 million in 2015. In January 2017, agents vested in 246,532 restricted stock units granted in January 2016 based on their continued service as an independent agent and their 2016 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $1.7 million in 2016. In January 2018, agents vested in 100,586 restricted stock units granted in January 2016 based on their continued service as an independent agent and their 2017 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $2.2 million in 2017. 20% of the restricted stock units will vest one year from the grant date if the agent is in good standing with American Equity Life at that date. The remaining 80% of the restricted stock units granted to retirement eligible individuals will vest over a three year period if the agent remains in good standing with American Equity Life. The remaining 80% of the restricted stock units granted to non-retirement eligible individuals will vest based on the agent's individual sales and continued service as an independent agent over a period of time not to exceed five years.
In January 2015, American Equity Life's agents were granted 27,985 shares of restricted stock and 221,489 restricted stock units based on their production during 2014, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $1.9 million in 2014. In January 2016, agents vested in 85,104 restricted stock units granted in January of 2015 based on their continued service as an independent agent and their 2015 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $1.3 million in 2015. In January 2017, agents vested in 36,609 restricted stock units granted in January 2015 based on their continued service as an independent agent and their 2016 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $0.6 million in 2016. In January 2018, agents vested in 32,815 restricted stock units granted in January 2015 based on their continued service as an independent agent and their 2017 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $0.8 million in 2017. The restricted stock was granted to retirement eligible individuals and vested immediately upon grant. 20% of the restricted stock units vested one year from the grant date if the agent was in good standing with American Equity Life at that date. The remaining 80% of the restricted stock units granted will vest based on the agent's individual sales and continued service as an independent agent over a period of time not to exceed five years.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the number of stock options outstanding during the years ended December 31, 2017, 2016 and 2015 are as follows:

	Number of Shares	Weighted-Average Exercise Price per Share	Total Exercise Price
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2015	4,044,175	$15.02	$60,760
Granted	—	—	—
Canceled	(47,300)	10.54	(499)
Exercised	(552,884)	14.51	(8,021)
Outstanding at December 31, 2015	3,443,991	15.17	52,240
Granted	—	—	—
Canceled	(24,700)	14.83	(366)
Exercised	(500,345)	9.97	(4,989)
Outstanding at December 31, 2016	2,918,946	16.06	46,885
Granted	—	—	—
Canceled	(57,200)	13.66	(781)
Exercised	(881,481)	15.90	(14,020)
Outstanding at December 31, 2017	1,980,265	16.20	$32,084
The following table summarizes information about stock options outstanding at December 31, 2017:

	Stock Options Outstanding and Vested
Range of Exercise Prices	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share
$5.07 - $8.02	182,500	1.36	$6.85
$9.27 - $11.35	575,055	1.75	10.15
$12.04 - $24.79	1,222,710	2.53	20.44
$5.07 - $24.79	1,980,265	2.20	16.20
The aggregate intrinsic value for stock options outstanding and vested awards was $28.8 million at December 31, 2017. For the years ended December 31, 2017, 2016 and 2015, the total intrinsic value of options exercised by officers, directors and employees was $1.5 million, $4.0 million and $1.4 million, respectively. Intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the price of our common stock as of the reporting date. Cash received from stock options exercised for the years ended December 31, 2017, 2016 and 2015 was $14.0 million, $5.0 million and $8.1 million, respectively.
We have deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals agreed to take our common stock at a future date in lieu of cash payments at the time of service. The common stock is to be issued in conjunction with a "trigger event," as that term is defined in the individual agreements. At both December 31, 2017 and 2016, these individuals have earned, and we have reserved for future issuance, 364,000 shares of common stock, respectively, pursuant to these arrangements. No deferred compensation arrangements were in effect during 2017 or 2016. We incurred expense of $102,000 for the year ended December 31, 2015, under one of these arrangements.
We have deferred compensation agreements with certain officers whereby these individuals have deferred certain salary and bonus compensation which is deposited into the American Equity Officer Rabbi Trust (Officer Rabbi Trust). The amounts deferred for certain employees are invested in assets at the direction of the employee. The assets of the Officer Rabbi Trust are included in our assets and a corresponding deferred compensation liability is recorded. The deferred compensation liability is recorded at the fair market value of the assets in the Officer Rabbi Trust with the change in fair value included as a component of compensation expense. The deferred compensation liability related to these agreements was $2.0 million and $3.5 million at December 31, 2017 and 2016, respectively. The Officer Rabbi Trust held 34,539 shares and 102,932 shares of our common stock at December 31, 2017 and 2016, respectively, which are treated as treasury shares.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Statutory Financial Information and Dividend Restrictions
Statutory accounting practices prescribed or permitted by regulatory authorities for our life insurance subsidiaries differ from GAAP. Net income for our primary life insurance subsidiary as determined in accordance with statutory accounting practices was as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
American Equity Life	$375,900	$75,035	$131,452
Statutory capital and surplus for our primary life insurance subsidiary was as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
American Equity Life	$3,005,654	$2,726,664
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

	December 31,
	2017	2016
	(Dollars in thousands)
Total adjusted capital	$3,260,328	$2,933,193
Company Action Level RBC	861,419	857,321
Ratio of adjusted capital to Company Action Level RBC	378%	342%
Prior approval of regulatory authorities is required for the payment of dividends to the parent company by American Equity Life which exceed an annual limitation. American Equity Life may pay dividends without prior approval, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) net gain from operations before net realized capital gains/losses for the preceding calendar year or, (2) 10% of the American Equity Life's surplus at the preceding year-end. The amount of dividends permitted to be paid by American Equity Life to its parent company without prior approval of regulatory authorities is $377.1 million as of December 31, 2017. No dividends were paid by any of our insurance subsidiaries for any of the years presented in these financial statements.
The Parent Company relies on its subsidiaries for cash flow, which has primarily been in the form of investment management fees. Retained earnings in our consolidated financial statements primarily represent undistributed earnings of American Equity Life. As such, our ability to pay dividends is limited by the regulatory restriction placed upon insurance companies as described above. In addition, American Equity Life retains funds to allow for sufficient capital for growth.
13.   Commitments and Contingencies
We lease our home office space and certain equipment under various operating leases. Rent expense for the years ended December 31, 2017, 2016 and 2015 totaled $2.9 million, $2.8 million and $2.7 million, respectively. At December 31, 2017, the aggregate future minimum lease payments are $15.4 million. The following represents payments due by period for operating lease obligations as of December 31, 2017 (dollars in thousands):

Year Ending December 31:
2018	$1,998
2019	1,981
2020	2,033
2021	1,837
2022	1,680
2023 and thereafter	5,845

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
In addition to our commitments to fund mortgage loans, we have unfunded commitments at December 31, 2017 to limited partnerships of $47.9 million and to secured bank loans of $11.2 million.
14.   Earnings Per Share and Stockholders' Equity
Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share data)
Numerator:
Net income—numerator for earnings per common share	$174,645	$83,243	$219,830

Denominator:
Weighted average common shares outstanding (1)	88,982,442	84,793,151	78,936,828
Effect of dilutive securities:
Equity forward sale agreements	—	—	67,575
2015 warrants	—	15,136	759,723
Stock options and deferred compensation agreements	945,612	456,236	1,040,922
Restricted stock and restricted stock units	382,954	340,646	155,520
Denominator for earnings per common share—assuming dilution	90,311,008	85,605,169	80,960,568

Earnings per common share	$1.96	$0.98	$2.78
Earnings per common share - assuming dilution	$1.93	$0.97	$2.72

(1)	Weighted average common shares outstanding include shares vested under the NMO Deferred Compensation Plan.
Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
		Minimum	Maximum
Year ended December 31, 2017	—	$—	$—
Year ended December 31, 2016	1,054,091	$24.79	$24.79
Year ended December 31, 2015	1,061,541	$24.79	$24.79

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
15.   Quarterly Financial Information (Unaudited)
Unaudited quarterly results of operations are summarized below.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
2017
Premiums and product charges	$52,974	$56,323	$60,500	$64,925
Net investment income	485,597	493,489	500,202	512,709
Change in fair value of derivatives	386,533	266,820	362,525	661,993
Net realized gains on investments, excluding OTTI losses	2,338	3,873	1,579	2,719
Net OTTI losses recognized in operations	(141)	(949)	(464)	(3,076)
Loss on extinguishment of debt	—	(428)	(18,389)	—
Total revenues	927,301	819,128	905,953	1,239,270
Net income	53,939	26,946	56,957	36,803
Earnings per common share	0.61	0.30	0.64	0.41
Earnings per common share - assuming dilution	0.60	0.30	0.63	0.41

2016
Premiums and product charges	$43,850	$52,582	$60,406	$60,508
Net investment income	450,826	459,830	463,583	475,633
Change in fair value of derivatives	(74,065)	39,099	103,794	95,391
Net realized gains on investments, excluding OTTI losses	2,687	2,737	5,256	844
Net OTTI losses recognized in operations	(5,694)	(4,446)	(2,979)	(9,560)
Total revenues	417,604	549,802	630,060	622,816
Net income (loss)	(44,841)	14,708	(7,420)	120,796
Earnings (loss) per common share	(0.55)	0.18	(0.09)	1.37
Earnings (loss) per common share - assuming dilution	(0.55)	0.18	(0.09)	1.35
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
The differences between the change in fair value of derivatives for each quarter primarily correspond to the performance of the indices upon which our call options are based. The comparability of net income (loss) is impacted by the application of fair value accounting to our fixed index annuity business as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)
2017	$7,069	$37,075	$30,806	$3,518
2016	62,822	34,215	6,054	(66,618)

Schedule I—Summary of Investments—
Other Than Investments in Related Parties

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

December 31, 2017

Column A	Column B	Column C	Column D
Type of Investment	Amortized Cost (1)	Fair Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,861	$11,876	$11,876
United States Government sponsored agencies	1,308,290	1,305,017	1,305,017
United States municipalities, states and territories	3,804,360	4,166,812	4,166,812
Foreign government obligations	228,214	239,360	239,360
Corporate securities	28,127,653	29,878,971	29,878,971
Residential mortgage backed securities	1,028,484	1,105,567	1,105,567
Commercial mortgage backed securities	5,531,922	5,544,850	5,544,850
Other asset backed securities	3,075,975	3,120,536	3,120,536
	43,116,759	45,372,989	45,372,989
Held for investment:
Corporate security	77,041	76,460	77,041
Total fixed maturity securities	43,193,800	45,449,449	45,450,030
Mortgage loans on real estate	2,665,531	2,670,037	2,665,531
Derivative instruments	373,244	1,568,380	1,568,380
Other investments	616,764		616,764
Total investments	$46,849,339		$50,300,705

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

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$22,486	$36,394
Equity securities of subsidiary trusts	7,429	7,422
Receivable from subsidiaries	166	182
Deferred income taxes	7,945	9,528
Federal income tax recoverable, including amount from subsidiaries	1,059	—
Other assets	1,566	2,540
	40,651	56,066
Investment in and advances to subsidiaries	3,550,405	2,992,217
Total assets	$3,591,056	$3,048,283

Liabilities and Stockholders' Equity
Liabilities:
Notes and loan payable	$494,093	$493,755
Subordinated debentures payable to subsidiary trusts	242,565	241,853
Federal income tax payable	—	3,614
Other liabilities	4,241	17,466
Total liabilities	740,899	756,688
Stockholders' equity:
Common stock	89,331	88,001
Additional paid-in capital	791,446	770,344
Accumulated other comprehensive income	724,599	339,966
Retained earnings	1,244,781	1,093,284
Total stockholders' equity	2,850,157	2,291,595
Total liabilities and stockholders' equity	$3,591,056	$3,048,283

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Net investment income	$492	$78	$62
Dividends from subsidiary trusts	410	384	363
Investment advisory fees	83,941	75,706	65,957
Surplus note interest from subsidiary	4,080	4,080	4,080
Change in fair value of derivatives	(412)	(810)	(8,225)
Loss on extinguishment of debt	(18,817)	—	—
Total revenues	69,694	79,438	62,237

Expenses:
Change in fair value of embedded derivatives	—	—	(4,516)
Interest expense on notes and loan payable	30,368	28,248	28,849
Interest expense on subordinated debentures issued to subsidiary trusts	14,124	12,958	12,239
Other operating costs and expenses	9,234	8,551	8,195
Total expenses	53,726	49,757	44,767
Income before income taxes and equity in undistributed income of subsidiaries	15,968	29,681	17,470
Income tax expense	6,895	12,073	7,338
Income before equity in undistributed income of subsidiaries	9,073	17,608	10,132
Equity in undistributed income of subsidiaries	165,572	65,635	209,698
Net income	$174,645	$83,243	$219,830

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$174,645	$83,243	$219,830
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of 2015 notes embedded conversion derivative	—	—	(4,516)
Provision for depreciation and amortization	1,610	1,946	1,613
Accrual of discount on equity security	(7)	(7)	(6)
Equity in undistributed income of subsidiaries	(165,572)	(65,635)	(209,698)
Accrual of discount on contingent convertible notes	—	—	698
Change in fair value of derivatives	(657)	(698)	6,377
Loss on extinguishment of debt	18,817	—	—
Accrual of discount on debenture issued to subsidiary trust	236	221	207
Share-based compensation	951	818	1,026
Deferred income taxes	1,583	2,117	8,967
Changes in operating assets and liabilities:
Receivable from subsidiaries	16	(125)	93
Federal income tax recoverable/payable	(4,673)	11,361	2,683
Other assets	158	(326)	(4)
Other liabilities	(12,427)	2,546	(1,664)
Net cash provided by operating activities	14,680	35,461	25,606

Investing activities
Capital contributions to subsidiaries	$—	$(255,000)	$(120,000)
Purchases of property, plant and equipment	(45)	(54)	—
Net cash used in investing activities	(45)	(255,054)	(120,000)

Financing activities
Financing fees incurred and deferred	$(5,817)	$(1,456)	$—
Repayment of notes payable	(413,252)	—	(48,152)
Repayment of loan payable	(100,000)	—	—
Proceeds from issuance of notes payable	499,650	—	—
Proceeds from issuance of loan payable	—	100,000	—
Proceeds from issuance of common stock	14,028	139,654	112,481
Net proceeds from settlement of notes hedges and warrants	—	—	25,775
Dividends paid	(23,152)	(21,114)	(17,946)
Net cash provided by (used in) financing activities	(28,543)	217,084	72,158
Decrease in cash and cash equivalents	(13,908)	(2,509)	(22,236)
Cash and cash equivalents at beginning of year	36,394	38,903	61,139
Cash and cash equivalents at end of year	$22,486	$36,394	$38,903

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest on notes and loan payable	$40,537	$27,164	$27,283
Interest on subordinated debentures	14,573	12,454	11,833
Non-cash financing activity:
Common stock issued to settle warrants that have expired	—	93	48
See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Note to Condensed Financial Statements
December 31, 2017

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

Schedule III—Supplementary Insurance Information

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable
	(Dollars in thousands)
As of December 31, 2017: Life insurance	$2,714,523	$56,142,673	$—	$282,884
As of December 31, 2016: Life insurance	$2,905,377	$51,637,026	$—	$298,347
As of December 31, 2015: Life insurance	$2,905,136	$45,495,431	$—	$324,850

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses
	(Dollars in thousands)
For the year ended December 31, 2017: Life insurance	$234,722	$1,991,997	$3,163,234	$255,964	$156,183
For the year ended December 31, 2016: Life insurance	$217,346	$1,849,872	$1,572,586	$374,012	$143,437
For the year ended December 31, 2015: Life insurance	$172,216	$1,692,192	$758,203	$286,114	$137,306
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV—Reinsurance

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2017
Life insurance in force, at end of year	$1,942,129	$9,378	$57,965	$1,990,716	2.91%
Insurance premiums and other considerations:
Annuity product charges	$206,952	$6,458	$—	$200,494	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	33,938	215	505	34,228	1.48%
	$240,890	$6,673	$505	$234,722	0.22%
Year ended December 31, 2016
Life insurance in force, at end of year	$1,996,446	$10,045	$57,849	$2,044,250	2.83%
Insurance premiums and other considerations:
Annuity product charges	$178,945	$5,366	$—	$173,579	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	43,521	251	497	43,767	1.14%
	$222,466	$5,617	$497	$217,346	0.23%
Year ended December 31, 2015
Life insurance in force, at end of year	$2,036,690	$10,677	$56,882	$2,082,895	2.73%
Insurance premiums and other considerations:
Annuity product charges	$141,595	$5,427	$—	$136,168	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	35,715	256	589	36,048	1.63%
	$177,310	$5,683	$589	$172,216	0.34%

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule V—Valuation and Qualifying Accounts

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

	Balance January 1,	Charged to Costs and Expenses	Translation Adjustment	Write-offs/ Payments/Other	Balance December 31,
	(Dollars in thousands
Year ended December 31, 2017
Valuation allowance on mortgage loans	$(8,427)	$278	$—	$631	$(7,518)

Year ended December 31, 2016
Valuation allowance on mortgage loans	$(14,142)	$(4,846)	$—	$10,561	$(8,427)

Year ended December 31, 2015
Valuation allowance on mortgage loans	$(22,633)	$1,018	$—	$7,473	$(14,142)

See accompanying Report of Independent Registered Public Accounting Firm.