Form 10-Q
period 2018-03-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2018-05-08
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of May 2, 2018, there were 90,095,990 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2018 - $44,510,813; 2017 - $43,116,759)	$45,551,348	$45,372,989
Held for investment, at amortized cost (fair value: 2018 - $69,441; 2017 - $76,460)	77,043	77,041
Mortgage loans on real estate	2,699,637	2,665,531
Derivative instruments	847,741	1,568,380
Other investments	481,825	616,764
Total investments	49,657,594	50,300,705

Cash and cash equivalents	723,784	1,434,045
Coinsurance deposits	4,871,912	4,858,289
Accrued investment income	454,519	429,008
Deferred policy acquisition costs	3,039,311	2,714,523
Deferred sales inducements	2,219,597	2,001,892
Deferred income taxes	159,601	38,147
Other assets	175,006	254,127
Total assets	$61,301,324	$62,030,736

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$56,072,140	$56,142,673
Other policy funds and contract claims	280,072	282,884
Notes payable	494,215	494,093
Subordinated debentures	242,667	242,565
Amounts due under repurchase agreements	137,223	—
Income taxes payable	72,191	34,285
Other liabilities	1,455,826	1,984,079
Total liabilities	58,754,334	59,180,579

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2018 and 2017 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2018 - 89,983,823 shares (excluding 1,814,460 treasury shares); 2017 - 89,331,087 shares (excluding 2,064,727 treasury shares)	89,984	89,331
Additional paid-in capital	798,835	791,446
Accumulated other comprehensive income	399,982	724,599
Retained earnings	1,258,189	1,244,781
Total stockholders' equity	2,546,990	2,850,157
Total liabilities and stockholders' equity	$61,301,324	$62,030,736
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Premiums and other considerations	$9,053	$9,402
Annuity product charges	50,723	43,572
Net investment income	510,784	485,597
Change in fair value of derivatives	(451,083)	386,533
Net realized gains on investments, excluding other than temporary impairment ("OTTI") losses	302	2,338
OTTI losses on investments:
Total OTTI losses	(907)	—
Portion of OTTI losses recognized in (from) other comprehensive income	—	(141)
Net OTTI losses recognized in operations	(907)	(141)
Total revenues	118,872	927,301

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	12,094	11,875
Interest sensitive and index product benefits	514,095	419,139
Amortization of deferred sales inducements	100,423	62,325
Change in fair value of embedded derivatives	(867,232)	224,170
Interest expense on notes and loan payable	6,372	7,722
Interest expense on subordinated debentures	3,630	3,336
Amortization of deferred policy acquisition costs	140,639	89,678
Other operating costs and expenses	31,240	27,579
Total benefits and expenses	(58,739)	845,824
Income before income taxes	177,611	81,477
Income tax expense	36,649	27,538
Net income	$140,962	$53,939

Earnings per common share	$1.57	$0.61
Earnings per common share - assuming dilution	$1.55	$0.60

Weighted average common shares outstanding (in thousands):
Earnings per common share	90,017	88,647
Earnings per common share - assuming dilution	91,139	89,976
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net income	$140,962	$53,939
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	(572,033)	129,124
Noncredit component of OTTI losses (1)	—	65
Reclassification of unrealized investment gains/losses to net income (1)	(339)	930
Other comprehensive income (loss) before income tax	(572,372)	130,119
Income tax effect related to other comprehensive income (loss)	120,201	(45,542)
Other comprehensive income (loss)	(452,171)	84,577
Comprehensive income (loss)	$(311,209)	$138,516

(1)	Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2016	$88,001	$770,344	$339,966	$1,093,284	$2,291,595
Net income for period	—	—	—	53,939	53,939
Other comprehensive income	—	—	84,577	—	84,577
Share-based compensation	—	2,403	—	—	2,403
Issuance of 629,553 shares of common stock under compensation plans	630	3,087	—	—	3,717
Balance at March 31, 2017	$88,631	$775,834	$424,543	$1,147,223	$2,436,231

Balance at December 31, 2017	$89,331	$791,446	$724,599	$1,244,781	$2,850,157
Net income for period	—	—	—	140,962	140,962
Other comprehensive loss	—	—	(452,171)	—	(452,171)
Implementation of accounting standard related to the reclassification of certain tax effects	—	—	127,554	(127,554)	—
Share-based compensation	—	3,526	—	—	3,526
Issuance of 652,736 shares of common stock under compensation plans	653	3,863	—	—	4,516
Balance at March 31, 2018	$89,984	$798,835	$399,982	$1,258,189	$2,546,990
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income	$140,962	$53,939
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest sensitive and index product benefits	514,095	419,139
Amortization of deferred sales inducements	100,423	62,325
Annuity product charges	(50,723)	(43,572)
Change in fair value of embedded derivatives	(867,232)	224,170
Change in traditional life and accident and health insurance reserves	2,049	726
Policy acquisition costs deferred	(96,562)	(110,574)
Amortization of deferred policy acquisition costs	140,639	89,678
Provision for depreciation and other amortization	900	957
Amortization of discounts and premiums on investments	6,002	2,800
Realized gains (losses) on investments and net OTTI losses recognized in operations	605	(2,197)
Distributions from equity method investments	66	122
Change in fair value of derivatives	450,906	(386,842)
Deferred income taxes	(1,253)	(3,670)
Share-based compensation	3,526	2,403
Change in accrued investment income	(25,511)	(26,371)
Change in income taxes recoverable/payable	37,906	31,161
Change in other assets	(470)	33
Change in other policy funds and contract claims	(4,343)	(6,985)
Change in collateral held for derivatives	(784,932)	233,992
Change in other liabilities	(6,472)	(38,754)
Other	(3,757)	(4,431)
Net cash provided by (used in) operating activities	(443,176)	498,049

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	265,837	517,301
Mortgage loans on real estate	68,017	75,110
Derivative instruments	479,675	349,732
Other investments	153,936	4,868
Acquisitions of investments:
Fixed maturity securities - available for sale	(1,310,985)	(1,216,014)
Mortgage loans on real estate	(101,037)	(100,797)
Derivative instruments	(200,542)	(147,283)
Other investments	(15,131)	(1,550)
Purchases of property, furniture and equipment	(1,099)	(1,402)
Net cash used in investing activities	(661,329)	(520,035)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$1,020,429	$1,073,583
Coinsurance deposits	(6,867)	63,746
Return of annuity policyholder account balances	(738,219)	(727,494)
Net proceeds from amounts due under repurchase agreements	137,223	—
Proceeds from issuance of common stock	4,516	3,717
Change in checks in excess of cash balance	(22,838)	(10,084)
Net cash provided by financing activities	394,244	403,468
Increase (decrease) in cash and cash equivalents	(710,261)	381,482
Cash and cash equivalents at beginning of period	1,434,045	791,266
Cash and cash equivalents at end of period	$723,784	$1,172,748

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$3,488	$18,682
Income taxes	—	47
Non-cash operating activity:
Deferral of sales inducements	43,670	65,245
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company ("we", "us" or "our") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") related to revenue arising from contracts with customers. This ASU, which replaces most current revenue recognition guidance, including industry specific guidance, prescribes that an entity should recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this ASU on January 1, 2018. The adoption of this ASU had no impact on our consolidated financial statements as revenues related to insurance contracts and investment contracts are excluded from its scope.
In January 2016, the FASB issued an ASU that, among other aspects of recognition, measurement, presentation and disclosure of financial instruments, primarily requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Additionally, it changes the accounting for financial liabilities measured at fair value under the fair value option and eliminates some disclosures regarding fair value of financial assets and liabilities measured at amortized cost. We adopted this ASU on January 1, 2018. The adoption of this ASU had no impact on our consolidated financial statements.
In August 2016, the FASB issued an ASU that clarifies how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. We adopted this ASU on January 1, 2018. The adoption of this ASU resulted in a reclassification of certain cash flows related to equity method investment distributions from investing activities to operating activities within our consolidated statements of cash flows.
In February 2018, the FASB issued an ASU that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 ("Tax Reform"). We adopted this ASU on January 1, 2018. The adoption of this ASU resulted in a reclassification of $128 million between accumulated other comprehensive income and retained earnings within our consolidated balance sheet.
New Accounting Pronouncements
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
In June 2016, the FASB issued an ASU that significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model that requires these assets be presented at the net amount expected to be collected. In addition, credit losses on available for sale debt securities should be recorded through an allowance account.  This ASU will be effective for us on January 1, 2020, with early adoption permitted. While we are still in the process of evaluating the impact this guidance will have on our consolidated financial statements, we believe the new impairment model will lead to earlier recognition of credit losses for our commercial mortgage loans.

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
Income Tax Reform
As a result of Tax Reform, the federal corporate tax rate was reduced from 35% to 21% effective January 1, 2018.

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$45,551,348	$45,551,348	$45,372,989	$45,372,989
Held for investment	77,043	69,441	77,041	76,460
Mortgage loans on real estate	2,699,637	2,684,976	2,665,531	2,670,037
Derivative instruments	847,741	847,741	1,568,380	1,568,380
Other investments	481,825	472,642	616,764	605,894
Cash and cash equivalents	723,784	723,784	1,434,045	1,434,045
Coinsurance deposits	4,871,912	4,402,849	4,858,289	4,347,990
Interest rate caps	890	890	415	415
Interest rate swap	427	427	—	—
Counterparty collateral	124,778	124,778	186,108	186,108

Liabilities
Policy benefit reserves	55,713,429	47,137,678	55,786,011	46,344,931
Single premium immediate annuity (SPIA) benefit reserves	279,678	288,991	282,563	292,153
Notes payable	494,215	506,345	494,093	521,800
Subordinated debentures	242,667	229,588	242,565	244,117
Amounts due under repurchase agreements	137,223	137,223	—	—
Interest rate swap	—	—	789	789
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

Our assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2018
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,433	$5,541	$5,892	$—
United States Government sponsored agencies	1,270,106	—	1,270,106	—
United States municipalities, states and territories	4,137,005	—	4,137,005	—
Foreign government obligations	231,671	—	231,671	—
Corporate securities	29,584,128	375	29,583,753	—
Residential mortgage backed securities	1,102,609	—	1,102,609	—
Commercial mortgage backed securities	5,596,882	—	5,596,882	—
Other asset backed securities	3,617,514	—	3,617,514	—
Other investments: equity securities	157,431	150,000	7,431	—
Derivative instruments	847,741	—	847,741	—
Cash and cash equivalents	723,784	723,784	—	—
Interest rate caps	890	—	890	—
Interest rate swap	427	—	427	—
Counterparty collateral	124,778	—	124,778	—
	$47,406,399	$879,700	$46,526,699	$—
Liabilities
Fixed index annuities - embedded derivatives	$8,233,557	$—	$—	$8,233,557
	$8,233,557	$—	$—	$8,233,557

December 31, 2017
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,876	$5,640	$6,236	$—
United States Government sponsored agencies	1,305,017	—	1,305,017	—
United States municipalities, states and territories	4,166,812	—	4,166,812	—
Foreign government obligations	239,360	—	239,360	—
Corporate securities	29,878,971	5	29,878,966	—
Residential mortgage backed securities	1,105,567	—	1,105,567	—
Commercial mortgage backed securities	5,544,850	—	5,544,850	—
Other asset backed securities	3,120,536	—	3,120,536	—
Other investments: equity securities, available for sale	292,429	285,000	7,429	—
Derivative instruments	1,568,380	—	1,568,380	—
Cash and cash equivalents	1,434,045	1,434,045	—	—
Interest rate caps	415	—	415	—
Counterparty collateral	186,108	—	186,108	—
	$48,854,366	$1,724,690	$47,129,676	$—
Liabilities
Interest rate swap	$789	$—	$789	$—
Fixed index annuities - embedded derivatives	8,790,427	—	—	8,790,427
	$8,791,216	$—	$789	$8,790,427

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of March 31, 2018 and December 31, 2017.
Mortgage loans on real estate
Mortgage loans on real estate are not measured at fair value on a recurring basis. The fair values of mortgage loans on real estate are calculated using discounted expected cash flows using competitive market interest rates currently being offered for similar loans. The fair values of impaired mortgage loans on real estate that we have considered to be collateral dependent are based on the fair value of the real estate collateral (based on appraised values) less estimated costs to sell. The inputs utilized to determine fair value of all mortgage loans are unobservable market data (competitive market interest rates); therefore, fair value of mortgage loans falls into Level 3 in the fair value hierarchy.
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
Other investments
Equity securities are the only financial instruments included in other investments that are measured at fair value on a recurring basis (see determination of fair value above). Financial instruments included in other investments that are not measured at fair value on a recurring basis are policy loans, equity method investments and company owned life insurance ("COLI"). We have not attempted to determine the fair values associated with our policy loans, as we believe any differences between carrying values and the fair values afforded these instruments are immaterial to our consolidated financial position and, accordingly, the cost to provide such disclosure does not justify the benefit to be derived. The fair values of our equity method investments are obtained from third parties and determined by calculating the present value of future cash flows discounted by a risk free rate, a risk spread and a liquidity discount. As the risk spread and liquidity discount are unobservable market inputs, the fair value of our equity method investments falls within Level 3 of the fair value hierarchy. The fair value of our COLI approximates the cash surrender value of the policies and falls within Level 2 of the fair value hierarchy.

Cash and cash equivalents
Amounts reported in the consolidated balance sheets for these instruments are reported at their historical cost which approximates fair value due to the nature of the assets assigned to this category.
Interest rate swap and caps
The fair values of our pay fixed/receive variable interest rate swap and our interest rate caps are obtained from third parties and are determined by discounting expected future cash flows using a projected London Interbank Offered Rate ("LIBOR") for the term of the swap and caps.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of March 31, 2018 and December 31, 2017, we utilized an estimate of 3.10% for the expected cost of annual call options, which is based on estimated long-term account value growth and a historical review of our actual option costs.

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

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
1 - 5	2.11%	1.83%	3.33%	3.32%
6 - 10	7.30%	7.01%	3.33%	3.32%
11 - 15	11.33%	11.31%	3.34%	3.34%
16 - 20	11.91%	11.96%	3.24%	3.20%
20+	11.58%	11.62%	3.21%	3.20%
Lapse rates are generally expected to increase as surrender charge percentages decrease. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.
The following table provides a reconciliation of the beginning and ending balances for our Level 3 liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$8,790,427	$6,563,288
Premiums less benefits	549,153	411,502
Change in fair value, net	(1,106,023)	76,210
Ending balance	$8,233,557	$7,051,000
The fair value of our fixed index annuities embedded derivatives is net of coinsurance ceded of $529.6 million and $539.7 million as of March 31, 2018 and December 31, 2017, respectively. Change in fair value, net for each period in our embedded derivatives is included in change in fair value of embedded derivatives in the unaudited consolidated statements of operations.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at March 31, 2018, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $529.0 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $321.0 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $588.5 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $340.9 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At March 31, 2018 and December 31, 2017, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2018
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,696	$110	$(373)	$11,433
United States Government sponsored agencies	1,308,312	21,134	(59,340)	1,270,106
United States municipalities, states and territories	3,853,098	296,762	(12,855)	4,137,005
Foreign government obligations	227,617	8,502	(4,448)	231,671
Corporate securities	28,801,351	1,186,607	(403,830)	29,584,128
Residential mortgage backed securities	1,044,032	65,581	(7,004)	1,102,609
Commercial mortgage backed securities	5,685,290	33,098	(121,506)	5,596,882
Other asset backed securities	3,579,417	52,730	(14,633)	3,617,514
	$44,510,813	$1,664,524	$(623,989)	$45,551,348
Held for investment:
Corporate security	$77,043	$—	$(7,602)	$69,441

December 31, 2017
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,861	$162	$(147)	$11,876
United States Government sponsored agencies	1,308,290	28,457	(31,730)	1,305,017
United States municipalities, states and territories	3,804,360	366,048	(3,596)	4,166,812
Foreign government obligations	228,214	13,171	(2,025)	239,360
Corporate securities	28,127,653	1,897,005	(145,687)	29,878,971
Residential mortgage backed securities	1,028,484	79,554	(2,471)	1,105,567
Commercial mortgage backed securities	5,531,922	82,768	(69,840)	5,544,850
Other asset backed securities	3,075,975	57,966	(13,405)	3,120,536
	$43,116,759	$2,525,131	$(268,901)	$45,372,989
Held for investment:
Corporate security	$77,041	$—	$(581)	$76,460

Other investments: equity securities, available for sale:
Finance, insurance, and real estate	$292,429	$—	$—	$292,429
At March 31, 2018, 37% of our fixed income securities have call features, of which 2.7% ($1.2 billion) were subject to call redemption and another 0.2% ($111.2 million) will become subject to call redemption during the next twelve months. Approximately 74% of our fixed income securities that have call features are not callable until within six months of their stated maturities.

The amortized cost and fair value of fixed maturity securities at March 31, 2018, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$218,825	$223,487	$—	$—
Due after one year through five years	5,615,360	5,673,765	—	—
Due after five years through ten years	10,439,109	10,428,466	—	—
Due after ten years through twenty years	9,188,746	9,774,966	—	—
Due after twenty years	8,740,034	9,133,659	77,043	69,441
	34,202,074	35,234,343	77,043	69,441
Residential mortgage backed securities	1,044,032	1,102,609	—	—
Commercial mortgage backed securities	5,685,290	5,596,882	—	—
Other asset backed securities	3,579,417	3,617,514	—	—
	$44,510,813	$45,551,348	$77,043	$69,441
Net unrealized gains on available for sale fixed maturity securities reported as a separate component of stockholders' equity were comprised of the following:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities	$1,040,535	$2,256,230
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(562,755)	(1,206,078)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense (a)	(100,332)	(348,087)
Net unrealized gains reported as accumulated other comprehensive income	$399,982	$724,599

(a)
December 31, 2017 includes $128 million related to the impact of Tax Reform that was reclassified between accumulated other comprehensive income and retained earnings within our consolidated balance sheet during the first quarter of 2018. For more information regarding the reclassification, see Note 1 to our unaudited consolidated financial statements.

The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO’s"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 97% of our fixed maturity portfolio rated investment grade at both March 31, 2018 and December 31, 2017, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	March 31, 2018		December 31, 2017
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$27,142,276	$27,984,297	$26,669,427	$28,274,379
2	15,897,296	16,147,267	15,198,551	15,869,219
3	1,350,395	1,316,146	1,161,737	1,157,420
4	170,754	145,085	134,838	117,542
5	17,108	19,926	17,015	20,927
6	10,027	8,068	12,232	9,962
	$44,587,856	$45,620,789	$43,193,800	$45,449,449

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 1,902 and 955 securities, respectively) have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2018
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$3,193	$(50)	$6,380	$(323)	$9,573	$(373)
United States Government sponsored agencies	74,632	(1,513)	932,691	(57,827)	1,007,323	(59,340)
United States municipalities, states and territories	224,928	(5,000)	124,097	(7,855)	349,025	(12,855)
Foreign government obligations	127,620	(2,442)	12,297	(2,006)	139,917	(4,448)
Corporate securities:
Finance, insurance and real estate	1,980,979	(46,008)	599,683	(48,915)	2,580,662	(94,923)
Manufacturing, construction and mining	1,378,585	(29,518)	229,805	(17,840)	1,608,390	(47,358)
Utilities and related sectors	1,830,012	(41,549)	239,209	(18,121)	2,069,221	(59,670)
Wholesale/retail trade	755,307	(16,446)	173,229	(16,809)	928,536	(33,255)
Services, media and other	3,498,221	(85,932)	855,680	(82,692)	4,353,901	(168,624)
Residential mortgage backed securities	286,561	(4,535)	24,870	(2,469)	311,431	(7,004)
Commercial mortgage backed securities	2,495,283	(43,167)	1,310,142	(78,339)	3,805,425	(121,506)
Other asset backed securities	797,174	(6,376)	187,857	(8,257)	985,031	(14,633)
	$13,452,495	$(282,536)	$4,695,940	$(341,453)	$18,148,435	$(623,989)
Held for investment:
Corporate security:
Insurance	$—	$—	$69,441	$(7,602)	$69,441	$(7,602)

December 31, 2017
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$1,565	$(10)	$6,731	$(137)	$8,296	$(147)
United States Government sponsored agencies	44,794	(180)	958,965	(31,550)	1,003,759	(31,730)
United States municipalities, states and territories	44,736	(128)	128,499	(3,468)	173,235	(3,596)
Foreign government obligations	49,663	(337)	12,625	(1,688)	62,288	(2,025)
Corporate securities:
Finance, insurance and real estate	456,244	(5,135)	600,655	(28,043)	1,056,899	(33,178)
Manufacturing, construction and mining	222,985	(3,475)	231,196	(10,849)	454,181	(14,324)
Utilities and related sectors	395,183	(4,099)	249,416	(8,901)	644,599	(13,000)
Wholesale/retail trade	152,941	(1,249)	178,635	(11,371)	331,576	(12,620)
Services, media and other	729,124	(19,000)	891,654	(53,565)	1,620,778	(72,565)
Residential mortgage backed securities	39,771	(387)	32,917	(2,084)	72,688	(2,471)
Commercial mortgage backed securities	1,096,757	(10,385)	1,306,437	(59,455)	2,403,194	(69,840)
Other asset backed securities	765,531	(3,499)	217,595	(9,906)	983,126	(13,405)
	$3,999,294	$(47,884)	$4,815,325	$(221,017)	$8,814,619	$(268,901)
Held for investment:
Corporate security:
Insurance	$—	$—	$76,460	$(581)	$76,460	$(581)
Based on the results of our process for evaluating available for sale securities in unrealized loss positions for other than temporary impairments, which is discussed in detail later in this footnote, we have determined that the unrealized losses on the securities in the preceding table are temporary. The unrealized losses at March 31, 2018 are principally related to timing of the purchases of these securities, which carry less yield than those available at March 31, 2018.

Approximately 88% and 83% of the unrealized losses on fixed maturity securities shown in the above table for March 31, 2018 and December 31, 2017, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the fixed maturity securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains on investments for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$(7,021)	$(1,976)
Investments carried at fair value:
Fixed maturity securities, available for sale	$(1,215,695)	$281,094
Equity securities, available for sale	—	(13)
	(1,215,695)	281,081
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	643,323	(150,962)
Deferred income tax asset/liability	120,201	(45,542)
	763,524	(196,504)
Change in net unrealized gains on investments carried at fair value	$(452,171)	$84,577
Proceeds from sales of available for sale securities for the three months ended March 31, 2018 and 2017 were $85.5 million and $186.5 million, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the three months ended March 31, 2018 and 2017 were $180.4 million and $330.8 million, respectively.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains on investments, excluding net OTTI losses for the three months ended March 31, 2018 and 2017, are as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$1,382	$5,572
Gross realized losses	(2,102)	(3,563)
	(720)	2,009

Other investments:
Gain on sale of real estate	—	29

Mortgage loans on real estate:
Decrease in allowance for credit losses	300	300
Recovery of specific allowance	722	—
	1,022	300
	$302	$2,338
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
We determine whether other than temporary impairment losses should be recognized for debt securities by assessing all facts and circumstances surrounding each security. Where the decline in fair value of debt securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and we anticipate recovery of all contractual or expected cash flows, we do not consider these investments to be other than temporarily impaired because we do not intend to sell these investments and it is not more likely than not we will be required to sell these investments before a recovery of amortized cost, which may be maturity.
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
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the three months ended March 31, 2017, which are all senior level tranches within the structure of the securities:

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
The following table summarizes other than temporary impairments for the three months ended March 31, 2018 and 2017, by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized in (from) Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Three months ended March 31, 2018
Fixed maturity securities, available for sale:
Corporate securities:
Consumer discretionary	1	$(907)	$—	$(907)

Three months ended March 31, 2017
Fixed maturity securities, available for sale:
Residential mortgage backed securities	3	$—	$(141)	$(141)
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(157,066)	$(166,375)
Credit losses on securities for which OTTI has not previously been recognized	(907)	—
Additional credit losses on securities for which OTTI has previously been recognized	—	(141)
Accumulated losses on securities that were disposed of during the period	3,900	13,939
Cumulative credit loss at end of period	$(154,073)	$(152,577)
The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security, for securities that are part of our investment portfolio at March 31, 2018 and December 31, 2017:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
March 31, 2018
Fixed maturity securities, available for sale:
Corporate securities	$17,947	$(3,700)	$10,012	$24,259
Residential mortgage backed securities	282,835	(168,355)	198,719	313,199
Other asset backed securities	4,567	(1,356)	(1,631)	1,580
	$305,349	$(173,411)	$207,100	$339,038
December 31, 2017
Fixed maturity securities, available for sale:
Corporate securities	$13,015	$(4,263)	$10,739	$19,491
Residential mortgage backed securities	297,582	(168,355)	201,620	330,847
Other asset backed securities	4,567	(1,356)	(1,875)	1,336
	$315,164	$(173,974)	$210,484	$351,674

4. Mortgage Loans on Real Estate
Our mortgage loan portfolio is summarized in the following table. There were commitments outstanding of $51.7 million at March 31, 2018.

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Principal outstanding	$2,707,352	$2,674,315
Loan loss allowance	(6,496)	(7,518)
Deferred prepayment fees	(1,219)	(1,266)
Carrying value	$2,699,637	$2,665,531
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

	March 31, 2018		December 31, 2017
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$563,593	20.8%	$548,067	20.5%
Middle Atlantic	166,782	6.2%	163,485	6.1%
Mountain	317,872	11.7%	308,486	11.5%
New England	12,146	0.5%	12,265	0.5%
Pacific	482,593	17.8%	466,030	17.4%
South Atlantic	613,999	22.7%	609,736	22.8%
West North Central	315,339	11.6%	324,808	12.2%
West South Central	235,028	8.7%	241,438	9.0%
	$2,707,352	100.0%	$2,674,315	100.0%
Property type distribution
Office	$270,066	10.0%	$283,926	10.6%
Medical Office	32,902	1.2%	34,338	1.3%
Retail	1,051,749	38.8%	1,040,028	38.9%
Industrial/Warehouse	703,892	26.0%	677,770	25.3%
Apartment	471,097	17.4%	462,897	17.3%
Mixed use/other	177,646	6.6%	175,356	6.6%
	$2,707,352	100.0%	$2,674,315	100.0%
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

The following table presents a rollforward of our specific and general valuation allowances for mortgage loans on real estate:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(1,418)	$(6,100)	$(1,327)	$(7,100)
Charge-offs	—	—	—	—
Recoveries	722	—	—	—
Change in provision for credit losses	—	300	—	300
Ending allowance balance	$(696)	$(5,800)	$(1,327)	$(6,800)
The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Individually evaluated for impairment	$3,186	$5,445
Collectively evaluated for impairment	2,704,166	2,668,870
Total loans evaluated for impairment	$2,707,352	$2,674,315
Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the mortgage loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of Other investments and the mortgage loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. Recoveries are situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance). We did not own any real estate during the three months ended March 31, 2018 and 2017.
We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Credit Exposure--By Payment Activity
Performing	$2,705,957	$2,670,657
In workout	1,395	1,436
Collateral dependent	—	2,222
	$2,707,352	$2,674,315
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
Mortgage loans are considered delinquent when they become 60 days or more past due. In general, when loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. There were no loans in non-accrual status at March 31, 2018. There were $2.2 million loans in non-accrual status at December 31, 2017.
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
Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
March 31, 2018	$—	$—	$—	$—	$2,707,352	$—	$2,707,352
December 31, 2017	$—	$—	$—	$—	$2,672,093	$2,222	$2,674,315
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

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
March 31, 2018
Mortgage loans with an allowance	$2,490	$3,186	$(696)
Mortgage loans with no related allowance	1,395	1,395	—
	$3,885	$4,581	$(696)
December 31, 2017
Mortgage loans with an allowance	$4,027	$5,445	$(1,418)
Mortgage loans with no related allowance	1,436	1,436	—
	$5,463	$6,881	$(1,418)

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Three months ended March 31, 2018
Mortgage loans with an allowance	$2,509	$50
Mortgage loans with no related allowance	1,415	21
	$3,924	$71
Three months ended March 31, 2017
Mortgage loans with an allowance	$3,291	$72
Mortgage loans with no related allowance	1,572	23
	$4,863	$95

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
If the borrower is determined to be in financial difficulty, we consider the following conditions to determine if the borrower is granted a concession:

•	assets used to satisfy debt are less than our recorded investment,

•	interest rate is modified,

•	maturity date extension at an interest rate less than market rate,

•	capitalization of interest,

•	delaying principal and/or interest for a period of three months or more, and

•	partial forgiveness of the balance or charge-off.
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. A summary of mortgage loans on commercial real estate with outstanding principal at March 31, 2018 and December 31, 2017 that we determined to be TDRs are as follows:

Geographic Region	Number of TDRs	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
March 31, 2018
South Atlantic	1	$2,930	$—	$2,930
East North Central	1	1,910	(467)	1,443
	2	$4,840	$(467)	$4,373
December 31, 2017
South Atlantic	1	$2,947	$—	$2,947
East North Central	1	1,933	(467)	1,466
	2	$4,880	$(467)	$4,413

5. Derivative Instruments
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$847,741	$1,568,380
Other assets
Interest rate caps	890	415
Interest rate swap	427	—
	$849,058	$1,568,795
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$8,233,557	$8,790,427
Other liabilities
Interest rate swap	—	789
	$8,233,557	$8,791,216
The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$(452,598)	$386,736
Interest rate swap	1,040	75
Interest rate caps	475	(278)
	$(451,083)	$386,533
Change in fair value of embedded derivatives:
Fixed index annuities—embedded derivatives	$(1,106,023)	$76,210
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	238,791	147,960
	$(867,232)	$224,170
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
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			March 31, 2018		December 31, 2017
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa3	$5,522,691	$91,549	$4,645,366	$237,955
Barclays	A	A1	3,784,024	89,471	4,135,537	154,127
BNP Paribas	A	Aa3	935,091	21,769	1,411,989	73,650
Canadian Imperial Bank of Commerce	A+	A1	4,179,179	101,280	2,808,030	84,268
Citibank, N.A.	A+	A1	4,422,448	77,256	4,104,666	219,900
Credit Suisse	A	A1	3,020,434	52,130	3,538,855	137,384
J.P. Morgan	A+	Aa3	2,118,331	85,080	1,753,649	109,689
Morgan Stanley	A+	A1	3,244,428	40,096	3,408,179	184,323
Royal Bank of Canada	AA-	A1	3,158,242	96,854	3,027,469	104,141
Societe Generale	A	A2	71,401	1,689	—	—
SunTrust	A-	Baa1	2,080,242	65,445	2,331,168	90,399
Wells Fargo	A+	Aa2	4,065,628	118,295	4,036,255	162,781
Exchange traded			260,283	6,827	296,840	9,763
			$36,862,422	$847,741	$35,498,003	$1,568,380
As of March 31, 2018 and December 31, 2017, we held $0.8 billion and $1.6 billion, respectively, of cash and cash equivalents and other securities from counterparties for derivative collateral, which is included in Other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $60.2 million and $11.9 million at March 31, 2018 and December 31, 2017, respectively.
The future annual index credits on our fixed index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. We must value both the call options and the related forward embedded options in the policies at fair value.
We entered into an interest rate swap and interest rate caps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures. See Note 10 in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information on our subordinated debentures. The terms of the interest rate swap provide that we pay a fixed rate of interest and receive a floating rate of interest. The terms of the interest rate caps limit the three month LIBOR to 2.50%. The interest rate swap and caps are not effective hedges under accounting guidance for derivative instruments and hedging activities. Therefore, we record the interest rate swap and caps at fair value and any net cash payments received or paid are included in the change in fair value of derivatives in the unaudited consolidated statements of operations.
Details regarding the interest rate swap are as follows:

	Notional		Pay		March 31, 2018	December 31, 2017
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	LIBOR	2.415%	SunTrust	$427	$(789)

Details regarding the interest rate caps are as follows:

	Notional		Cap		March 31, 2018	December 31, 2017
Maturity Date	Amount	Floating Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	LIBOR	2.50%	SunTrust	$445	$207
July 8, 2021	12,000	LIBOR	2.50%	SunTrust	134	62
July 29, 2021	27,000	LIBOR	2.50%	SunTrust	311	146
	$79,000				$890	$415
The interest rate swap converts floating rates to fixed rates for seven years which began in March 2014. The interest rate caps cap our interest rates for seven years which began in July 2014.
6. Notes Payable and Amounts Due Under Repurchase Agreements
Notes payable includes the following:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Senior notes due 2027
Principal	$500,000	$500,000
Unamortized debt issue costs	(5,457)	(5,572)
Unamortized discount	(328)	(335)
	$494,215	$494,093
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
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $7.6 million and $102.8 million and the maximum amount borrowed was $137.3 million and $274.5 million during the three months ended March 31, 2018 and March 31, 2017, respectively. The weighted average interest rate on amounts due under repurchase agreements was 1.63% and 0.64% for the three months ended March 31, 2018 and March 31, 2017, respectively.
7. Commitments and Contingencies
We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the Securities and Exchange Commission ("SEC"), Financial Industry Regulatory Authority, the Department of Labor ("DOL"), and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended, and laws governing the activities of broker/dealers.
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
In addition to our commitments to fund mortgage loans, we have unfunded commitments at March 31, 2018 to limited partnerships of $48.4 million and to secured bank loans of $6.2 million.

8. Earnings Per Share
Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per share data)
Numerator:
Net income - numerator for earnings per common share	$140,962	$53,939

Denominator:
Weighted average common shares outstanding	90,017,166	88,647,078
Effect of dilutive securities:
Stock options and deferred compensation agreements	850,292	948,317
Restricted stock and restricted stock units	271,890	380,217
Denominator for earnings per common share - assuming dilution	91,139,348	89,975,612

Earnings per common share	$1.57	$0.61
Earnings per common share - assuming dilution	$1.55	$0.60
There were no options to purchase shares of our common stock outstanding excluded from the computation of diluted earnings per share during the three months ended March 31, 2018 or 2017, as the exercise price of all options outstanding was less than the average market price of our common shares for those periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at March 31, 2018, and the unaudited consolidated results of operations for the three month periods ended March 31, 2018 and 2017, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Our business model contemplates continued growth in invested assets and non-GAAP operating income while maintaining a high quality investment portfolio that will not experience significant losses from impairments of invested assets. We are committed to maintaining a high quality investment portfolio with limited exposure to below investment grade securities and other riskier assets. Growth in invested assets is predicated on a continuation of our high sales achievements of the last five years while at the same time maintaining a high level of retention of the funds received. The economic and personal investing environments continued to be conducive for high sales levels as retirees and others look to put their money in instruments that will protect their principal and provide them with consistent cash flow sources in their retirement years. However, our sales have slowed since the first half of 2016 as competition in our distribution channels escalated, rates from several of our competitors were appreciably above prior levels, and uncertainty regarding the DOL conflict of interest fiduciary rule persisted. The uncertainty regarding the DOL conflict of interest fiduciary rule was abated in the second half of 2017 following the delay of the final applicability date of the regulation and the related exemptions.
On April 6, 2016, the DOL released a final regulation which substantially expands the range of activities that will be considered to be fiduciary advice under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. On June 9, 2017 certain provisions of the fiduciary regulation became applicable with the remainder to become effective July 1, 2019. On March 15, 2018, the United States Fifth Circuit Court of Appeals ("Fifth Circuit") issued a decision vacating the DOL fiduciary regulation. Subject to certain appeal rights, the Fifth Circuit's decision is expected to become effective on or about May 8, 2018. At that time the law regarding fiduciary status will revert back to the law in effect prior to the issuance of the DOL fiduciary regulation.

Our profitability depends in large part upon:

•	the amount of assets under our management,

•	investment spreads we earn on our policyholder account balances,

•	our ability to manage our investment portfolio to maximize returns and minimize risks such as interest rate changes and defaults or impairment of investments,

•	our ability to manage interest rates credited to policyholders and costs of the options purchased to fund the annual index credits on our fixed index annuities,

•	our ability to manage the costs of acquiring new business (principally commissions paid to agents and distribution partners and bonuses credited to policyholders),

•	our ability to manage our operating expenses, and

•	income taxes.

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended March 31,
	2018	2017
Average yield on invested assets	4.36%	4.48%
Aggregate cost of money	1.82%	1.77%
Aggregate investment spread	2.54%	2.71%

Impact of:
Investment yield - additional prepayment income	0.03%	0.07%
Cost of money benefit of over hedging	0.02%	0.05%
The cost of money for fixed index annuities and average crediting rates for fixed rate annuities are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2017. With respect to our fixed index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate strategy, expenses we incur to fund the annual index credits and where applicable, minimum guaranteed interest credited. Proceeds received upon expiration of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities and Financial Condition - Derivative Instruments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2017.
We continue to be in the midst of an unprecedented period of low interest rates and low yields for investments with the credit quality we prefer which presents a strong headwind to achieving our target rate for investment spread. In response to this, we have been reducing policyholder crediting rates for new annuities and existing annuities since the fourth quarter of 2011. We continue to have flexibility to reduce our crediting rates if necessary and could decrease our cost of money by approximately 54 basis points if we reduce current rates to guaranteed minimums. In addition, starting in 2017 we began to invest in asset classes that were not traditionally in our portfolio, focusing on investments with less liquidity that provide higher yields and have a track record of positive credit performance over time. Investment yields available to us in the first quarter of 2018 increased compared to 2017 due to an increase in interest rates on the asset classes we targeted for purchase and investment in new asset classes as noted above.
Life insurance companies are subject to the NAIC risk-based capital ("RBC") requirements which are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Rating agencies utilize a form of RBC to partially determine capital strength of insurance companies. Our RBC ratio at December 31, 2017 was 378%, and our estimated RBC ratio at March 31, 2018 was 383%.

Results of Operations for the Three Months Ended March 31, 2018 and 2017
Annuity deposits by product type collected during the three months ended March 31, 2018 and 2017, were as follows:

	Three Months Ended March 31,
Product Type	2018	2017
	(Dollars in thousands)
Fixed index annuities	$993,914	$1,028,839
Annual reset fixed rate annuities	16,490	14,843
Multi-year fixed rate annuities	10,025	29,901
Single premium immediate annuities	10,630	5,551
Total before coinsurance ceded	1,031,059	1,079,134
Coinsurance ceded	89,695	71,074
Net after coinsurance ceded	$941,364	$1,008,060
Annuity deposits before and after coinsurance ceded decreased 4% and 7%, respectively, during the first quarter of 2018 compared to the same period in 2017. The decrease in sales for the three months ended March 31, 2018 as compared to the same period in 2017 primarily reflects continued competitive pressures within each of our distribution channels. In addition, we continued to face a challenging environment for sales of fixed index annuities during the first quarter of 2018 due to low interest rates and strong equity markets. The relatively larger decline in net sales compared to gross sales is due to an increase in coinsurance ceded premiums as a result of an increase in Eagle Life Insurance Company's ("Eagle Life") fixed index annuity sales during the first quarter of 2018 as compared to the same period in 2017.
We coinsure 80% of the annuity deposits received from MYGA fixed annuity products and 50% of the fixed index annuities sold by Eagle Life through broker/dealers and banks. The changes in coinsurance ceded premiums are attributable to changes in premiums from these sources.
Net income increased to $141.0 million in the first quarter of 2018 compared to $53.9 million for the same period in 2017.
Net income, in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 7% to $48.8 billion for the first quarter of 2018 compared to $45.6 billion for the same period in 2017. Our investment spread measured in dollars was $283.6 million for the first quarter of 2018 compared to $278.6 million for the same period in 2017. As previously mentioned, our investment spread has been negatively impacted by the extended low interest rate environment (see Net investment income).
Net income is also impacted by the change in fair value of derivatives and embedded derivatives which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income for the three months ended March 31, 2018 was positively impacted by increases in the discount rates used to estimate the fair value of our embedded derivative liability while net income for the three months ended March 31, 2017 was negatively impacted by decreases in those same discount rates (see Change in fair value of derivatives and Change in fair value of embedded derivatives).
Net income for the three months ended March 31, 2018 was also positively impacted by a decrease in the tax rate as a result of Tax Reform (see Income taxes).
Non-GAAP operating income, a non-GAAP financial measure, increased to $77.7 million in the first quarter of 2018 compared to $59.6 million for the same period in 2017.
In addition to net income, we have consistently utilized non-GAAP operating income, a non-GAAP financial measure commonly used in the life insurance industry, as an economic measure to evaluate our financial performance. Non-GAAP operating income equals net income adjusted to eliminate the impact of items that fluctuate from quarter to quarter in a manner unrelated to core operations, and we believe measures excluding their impact are useful in analyzing operating trends. The most significant adjustments to arrive at non-GAAP operating income eliminate the impact of fair value accounting for our fixed index annuity business and are not economic in nature but rather impact the timing of reported results. We believe the combined presentation and evaluation of non-GAAP operating income together with net income provides information that may enhance an investor's understanding of our underlying results and profitability.
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

The adjustments made to net income to arrive at non-GAAP operating income for the three months ended March 31, 2018 and 2017 are set forth in the table that follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Reconciliation from net income to non-GAAP operating income:
Net income	$140,962	$53,939
Adjustments to arrive at non-GAAP operating income:
Net realized investment (gains) losses, including OTTI	23	(1,942)
Change in fair value of derivatives and embedded derivatives - fixed index annuities	(78,818)	10,977
Change in fair value of derivatives - debt	(1,832)	(247)
Income taxes	17,359	(3,105)
Non-GAAP operating income	$77,694	$59,622
The amounts disclosed in the reconciliation above are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs where applicable.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 16% to $50.7 million in the first quarter of 2018 compared to $43.6 million for the same period in 2017. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Surrender charges	$16,282	$13,634
Lifetime income benefit riders (LIBR) fees	34,441	29,938
	$50,723	$43,572

Withdrawals from annuity policies subject to surrender charges	$129,996	$107,219
Average surrender charge collected on withdrawals subject to surrender charges	12.5%	12.7%

Fund values on policies subject to LIBR fees	$4,782,117	$4,296,670
Weighted average per policy LIBR fee	0.72%	0.70%
The increase in annuity product charges was primarily attributable to an increase in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee and an increase in the average fees being charged due to higher fees on new products as compared to prior periods. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders. Surrender charges increased in the first quarter of 2018 as compared to the same period in 2017 due to an increase in withdrawals from annuity policies subject to surrender charges during the first quarter of 2018 as compared to the same period in 2017.
Net investment income increased 5% to $510.8 million in the first quarter of 2018 compared to $485.6 million for the same period in 2017. The increase was principally attributable to the growth in our annuity business and corresponding increases in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 8% to $46.9 billion for the first quarter of 2018 compared to $43.6 billion for the same period in 2017.
The average yield earned on average invested assets was 4.36% for the first quarter of 2018 compared to 4.48% for the same period in 2017. The decrease in yield earned on average invested assets was attributable to investment of new premiums and portfolio cash flows during 2017 at rates below the overall portfolio yield. The average yield on fixed income securities purchased and commercial mortgage loans funded during the three months ended March 31, 2018 was 4.43%, compared to 4.13% for the same period in 2017. The unfavorable impact from lower new money investment yields was offset by non-trendable investment income items which added three and seven basis points to the average yield on invested assets for the first quarter of 2018 and 2017.

Change in fair value of derivatives consists of call options purchased to fund annual index credits on fixed index annuities, and an interest rate swap and interest rate caps that hedge our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$291,976	$205,400
Change in unrealized gains/losses	(744,574)	181,336
Interest rate swap	1,040	75
Interest rate caps	475	(278)
	$(451,083)	$386,533
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based which impacts the market values and changes in the market values of those call options between periods. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three months ended March 31, 2018 and 2017 is as follows:

Three Months Ended March 31,
	2018	2017
S&P 500 Index
Point-to-point strategy	1.0% - 12.6%	1.0% - 13.3%
Monthly average strategy	0.6% - 8.0%	0.1% - 10.6%
Monthly point-to-point strategy	0.0% - 17.5%	0.0% - 15.2%
Fixed income (bond index) strategies	0.0% - 2.5%	0.0% - 4.1%
The change in fair value of derivatives is also influenced by the aggregate cost of options purchased. The aggregate cost of options has increased primarily due to an increased amount of fixed index annuities in force as well as an increase in the cost of options for certain index strategies which began during the second half of 2017. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Net OTTI losses recognized in operations increased to $0.9 million in the first quarter of 2018 compared to $0.1 million for the same period in 2017. See Financial Condition - Other Than Temporary Impairments for additional discussion of other than temporary impairments recognized during the periods presented.
Interest sensitive and index product benefits increased 23% to $514.1 million in the first quarter of 2018 compared to $419.1 million for the same period in 2017. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Index credits on index policies	$423,940	$321,880
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	56,770	67,006
Lifetime income benefit riders	33,385	30,253
	$514,095	$419,139

The increase in index credits was attributable to changes in the level of appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $425.6 million for the three months ended March 31, 2018, compared to $326.6 million for the same period in 2017. The decrease in interest credited was due to decreases in the average rate credited to the annuity liabilities outstanding receiving a fixed rate of interest and the amount of annuity liabilities outstanding receiving a fixed rate of interest. The increase in benefits recognized for lifetime income benefit riders was due to an increase in the number of policies with lifetime income benefit riders which correlates to the increase in fees discussed in Annuity product charges.
The reserve (net of coinsurance ceded) held for lifetime income benefit riders was $737.8 million and $704.4 million at March 31, 2018 and December 31, 2017, respectively.
Amortization of deferred sales inducements, in general, has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 86% and 88% of our net annuity account values at March 31, 2018 and March 31, 2017, respectively. The increases in amortization from these factors have been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$67,211	$67,784
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	33,456	(5,588)
Net realized gains (losses) on investments and net OTTI losses recognized in operations	(244)	129
Amortization of deferred sales inducements after gross profit adjustments	$100,423	$62,325
Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives (see Note 5 to our unaudited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)

Fixed index annuities - embedded derivatives	$(1,106,023)	$76,210
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	238,791	147,960
	$(867,232)	$224,170
The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in discount rates used in estimating our embedded derivative liabilities; and (iii) the growth in the host component of the policy liability. The amounts presented as "Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting" represents the total change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date, less the change in fair value of our fixed index annuities embedded derivative. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2017. The primary reasons for the decrease in the change in fair value of the fixed index annuity embedded derivatives during the three months ended March 31, 2018 were decreases in the expected index credits on the next policy anniversary dates resulting from decreases in the fair value of the call options acquired to fund these index credits during the three months ended March 31, 2018 as compared to the increases in the expected index credits due to increases in the fair value of the call options for the same period of 2017 and increases in the discount rates used in estimating the fair value of our embedded derivative liabilities during the three months ended March 31, 2018 as compared to decreases in those same discount rates for the same period of 2017. The discount rates used in estimating our embedded derivative liabilities fluctuate based on changes in the general level of interest rates and credit spreads both of which increased during the three months ended March 31, 2018.
Interest expense on notes and loan payable decreased 17% to $6.4 million in the first quarter of 2018 compared to $7.7 million for the same period in 2017. Interest expense by debt instrument is as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
2027 Notes	$6,372	$—
2021 Notes	—	6,896
Term loan due 2019	—	826
	$6,372	$7,722
The decrease in interest expense for the three months ended March 31, 2018 was due to the repayment of our outstanding $100 million term loan and the refinancing of our $400 million 6.625% notes due 2021 with the issuance of the 2027 Notes. This lowered our senior notes costs to 5% from 6.625%.
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

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$95,440	$95,431
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	45,537	(5,878)
Net realized gains (losses) on investments and net OTTI losses recognized in operations	(338)	125
Amortization of deferred policy acquisition costs after gross profit adjustments	$140,639	$89,678
Other operating costs and expenses increased 13.3% to $31.2 million in the first quarter of 2018 compared to $27.6 million for the same period in 2017 and are summarized as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Salary and benefits	$16,387	$13,777
Risk charges	7,679	7,055
Other	7,174	6,747
Total other operating costs and expenses	$31,240	$27,579
The three months ended March 31, 2018 reflect an increase in salary and benefits of $0.9 million due to an increased number of employees related to our growth and an increase of $1.9 million related to expense recognized under our incentive compensation program and other bonus programs as compared to the same period in 2017. The increase in expenses related to our incentive compensation program and other bonus programs during the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to an increase in the percentage of restricted stock units granted that were earned or are expected to be earned and an increase in expected payouts under various company bonus plans due to an increased number of employees participating in certain plans and a higher potential payout for certain employees participating in certain plans.
The increase in reinsurance risk charges expense for the three months ended March 31, 2018 as compared to the same period in 2017 was due to growth in our policyholder liabilities subject to the reinsurance agreement pursuant to which we cede excess regulatory reserves to an unaffiliated reinsurer. The regulatory reserves ceded at March 31, 2018 and 2017 were $754.0 million and $690.9 million, respectively.
Income tax expense was $36.6 million in the first quarter of 2018 compared to $27.5 million for the same period in 2017. The change in income tax expense was primarily due to changes in income before income taxes as well as changes in the tax rate as a result of Tax Reform. The effective income tax rates were 20.6% and 33.8% for the three months ended March 31, 2018 and 2017, respectively.

Income tax expense and the resulting effective tax rate are based upon two components of income before income taxes ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 21.6% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income for the parent company and other non-life insurance subsidiaries (the "non-life insurance group") is generally taxed at an effective tax rate of 29.5% reflecting the combined federal / state income tax rates. Prior to Tax Reform, life insurance income was generally taxed at an effective rate of approximately 35.6% while income for the non-life insurance group was generally taxed at an effective tax rate of 41.5% reflecting the combined federal / state income tax rates. The effective income tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income vary from period to period based primarily on the relative size of pretax income from the two sources.
The effective income tax rate was impacted by a discrete tax item related to share-based compensation that reduced income tax expense for the three months ended March 31, 2018 and 2017 by approximately $1.6 million and $1.3 million, respectively.

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
Insurance statutes regulate the type of investments that our life subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and our business and investment strategy, we generally seek to invest in United States government and government-sponsored agency securities, corporate securities, residential and commercial mortgage backed securities, other asset backed securities and United States municipalities, states and territories securities rated investment grade by established NRSRO's or in securities of comparable investment quality, if not rated, and commercial mortgage loans on real estate.
The composition of our investment portfolio is summarized as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$11,433	—%	$11,876	—%
United States Government sponsored agencies	1,270,106	2.6%	1,305,017	2.6%
United States municipalities, states and territories	4,137,005	8.3%	4,166,812	8.3%
Foreign government obligations	231,671	0.5%	239,360	0.5%
Corporate securities	29,661,171	59.7%	29,956,012	59.6%
Residential mortgage backed securities	1,102,609	2.2%	1,105,567	2.2%
Commercial mortgage backed securities	5,596,882	11.3%	5,544,850	11.0%
Other asset backed securities	3,617,514	7.3%	3,120,536	6.2%
Total fixed maturity securities	45,628,391	91.9%	45,450,030	90.4%
Mortgage loans on real estate	2,699,637	5.4%	2,665,531	5.3%
Derivative instruments	847,741	1.7%	1,568,380	3.1%
Other investments	481,825	1.0%	616,764	1.2%
	$49,657,594	100.0%	$50,300,705	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	March 31, 2018		December 31, 2017
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$27,823,308	61.0%	$27,909,879	61.4%
Baa	16,267,301	35.7%	16,048,610	35.3%
Total investment grade	44,090,609	96.7%	43,958,489	96.7%
Ba	1,097,231	2.4%	1,035,676	2.3%
B	156,922	0.3%	130,857	0.3%
Caa	152,903	0.3%	134,586	0.3%
Ca and lower	130,726	0.3%	190,422	0.4%
Total below investment grade	1,537,782	3.3%	1,491,541	3.3%
	$45,628,391	100.0%	$45,450,030	100.0%

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
A summary of our fixed maturity securities by NAIC designation is as follows:

	March 31, 2018				December 31, 2017
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$27,142,276	$27,984,297	$27,984,297	61.3%	$26,669,427	$28,274,379	$28,274,379	62.2%
2	15,897,296	16,147,267	16,147,267	35.4%	15,198,551	15,869,219	15,869,219	34.9%
3	1,350,395	1,316,146	1,323,748	2.9%	1,161,737	1,157,420	1,158,001	2.5%
4	170,754	145,085	145,085	0.3%	134,838	117,542	117,542	0.3%
5	17,108	19,926	19,926	0.1%	17,015	20,927	20,927	0.1%
6	10,027	8,068	8,068	—%	12,232	9,962	9,962	—%
	$44,587,856	$45,620,789	$45,628,391	100.0%	$43,193,800	$45,449,449	$45,450,030	100.0%
The amortized cost and fair value of fixed maturity securities at March 31, 2018, by contractual maturity, are presented in Note 3 to our unaudited consolidated financial statements in this form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
March 31, 2018
Fixed maturity securities, available for sale:
United States Government full faith and credit	7	$9,946	$(373)	$9,573
United States Government sponsored agencies	23	1,066,663	(59,340)	1,007,323
United States municipalities, states and territories	109	361,880	(12,855)	349,025
Foreign government obligations	5	144,365	(4,448)	139,917
Corporate securities:
Finance, insurance and real estate	233	2,675,585	(94,923)	2,580,662
Manufacturing, construction and mining	160	1,655,748	(47,358)	1,608,390
Utilities and related sectors	201	2,128,891	(59,670)	2,069,221
Wholesale/retail trade	85	961,791	(33,255)	928,536
Services, media and other	420	4,522,525	(168,624)	4,353,901
Residential mortgage backed securities	44	318,435	(7,004)	311,431
Commercial mortgage backed securities	470	3,926,931	(121,506)	3,805,425
Other asset backed securities	144	999,664	(14,633)	985,031
	1,901	$18,772,424	$(623,989)	$18,148,435
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$77,043	$(7,602)	$69,441

December 31, 2017
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$8,443	$(147)	$8,296
United States Government sponsored agencies	18	1,035,489	(31,730)	1,003,759
United States municipalities, states and territories	48	176,831	(3,596)	173,235
Foreign government obligations	2	64,313	(2,025)	62,288
Corporate securities:
Finance, insurance and real estate	92	1,090,077	(33,178)	1,056,899
Manufacturing, construction and mining	55	468,505	(14,324)	454,181
Utilities and related sectors	63	657,599	(13,000)	644,599
Wholesale/retail trade	31	344,196	(12,620)	331,576
Services, media and other	165	1,693,343	(72,565)	1,620,778
Residential mortgage backed securities	20	75,159	(2,471)	72,688
Commercial mortgage backed securities	310	2,473,034	(69,840)	2,403,194
Other asset backed securities	146	996,531	(13,405)	983,126
	954	$9,083,520	$(268,901)	$8,814,619
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$77,041	$(581)	$76,460
The increase in unrealized losses from December 31, 2017 to March 31, 2018 was primarily due to an increase in interest rates in addition to price deterioration due to wider credit spreads as of March 31, 2018. The 10-year U.S. Treasury yields at March 31, 2018 and December 31, 2017 were 2.74% and 2.40%, respectively. The 30-year U.S. Treasury yields at March 31, 2018 and December 31, 2017 were 2.97% and 2.74%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
March 31, 2018
1	$10,959,521	60.1%	$(366,296)	58.0%
2	6,387,958	35.1%	(188,558)	29.8%
3	737,227	4.0%	(44,604)	7.1%
4	128,328	0.7%	(25,864)	4.1%
5	9,551	0.1%	(3,126)	0.5%
6	2,893	—%	(3,143)	0.5%
	$18,225,478	100.0%	$(631,591)	100.0%
December 31, 2017
1	$5,433,608	61.1%	$(158,991)	59.0%
2	2,809,981	31.6%	(64,369)	23.9%
3	540,320	6.1%	(23,166)	8.6%
4	94,004	1.1%	(17,972)	6.7%
5	11,130	0.1%	(1,460)	0.5%
6	2,617	—%	(3,524)	1.3%
	$8,891,660	100.0%	$(269,482)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 1,902 and 955 securities, respectively) have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017, along with a description of the factors causing the unrealized losses is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

The amortized cost and fair value of fixed maturity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
March 31, 2018
Fixed maturity securities:
Investment grade:
Less than six months	1,215	$11,893,032	$11,684,032	$(209,000)
Six months or more and less than twelve months	165	1,484,739	1,425,452	(59,287)
Twelve months or greater	427	4,646,882	4,354,841	(292,041)
Total investment grade	1,807	18,024,653	17,464,325	(560,328)
Below investment grade:
Less than six months	35	284,001	277,609	(6,392)
Six months or more and less than twelve months	15	73,259	65,402	(7,857)
Twelve months or greater	45	467,554	410,540	(57,014)
Total below investment grade	95	824,814	753,551	(71,263)
	1,902	$18,849,467	$18,217,876	$(631,591)

December 31, 2017
Fixed maturity securities:
Investment grade:
Less than six months	409	$3,550,774	$3,520,164	$(30,610)
Six months or more and less than twelve months	27	257,924	249,690	(8,234)
Twelve months or greater	430	4,668,838	4,486,239	(182,599)
Total investment grade	866	8,477,536	8,256,093	(221,443)
Below investment grade:
Less than six months	32	201,885	194,821	(7,064)
Six months or more and less than twelve months	12	36,595	34,619	(1,976)
Twelve months or greater	45	444,545	405,546	(38,999)
Total below investment grade	89	683,025	634,986	(48,039)
	955	$9,160,561	$8,891,079	$(269,482)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
March 31, 2018
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—
Below investment grade:
Less than six months	3	50,156	39,169	(10,987)
Six months or more and less than twelve months	1	3,521	2,297	(1,224)
Twelve months or greater	3	39,191	24,477	(14,714)
Total below investment grade	7	92,868	65,943	(26,925)
	7	$92,868	$65,943	$(26,925)

December 31, 2017
Investment grade:
Less than six months	3	$8,597	$6,931	$(1,666)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	3	8,597	6,931	(1,666)
Below investment grade:
Less than six months	1	11,021	8,275	(2,746)
Six months or more and less than twelve months	1	3,523	2,674	(849)
Twelve months or greater	4	55,647	37,591	(18,056)
Total below investment grade	6	70,191	48,540	(21,651)
	9	$78,788	$55,471	$(23,317)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
March 31, 2018
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	2,167,775	2,130,293	—	—
Due after five years through ten years	6,063,714	5,891,646	—	—
Due after ten years through twenty years	2,490,238	2,369,431	—	—
Due after twenty years	2,805,667	2,655,178	77,043	69,441
	13,527,394	13,046,548	77,043	69,441
Residential mortgage backed securities	318,435	311,431	—	—
Commercial mortgage backed securities	3,926,931	3,805,425	—	—
Other asset backed securities	999,664	985,031	—	—
	$18,772,424	$18,148,435	$77,043	$69,441

December 31, 2017
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	463,667	454,062	—	—
Due after five years through ten years	1,996,166	1,945,474	—	—
Due after ten years through twenty years	1,937,009	1,881,162	—	—
Due after twenty years	1,141,954	1,074,913	77,041	76,460
	5,538,796	5,355,611	77,041	76,460
Residential mortgage backed securities	75,159	72,688	—	—
Commercial mortgage backed securities	2,473,034	2,403,194	—	—
Other asset backed securities	996,531	983,126	—	—
	$9,083,520	$8,814,619	$77,041	$76,460
International Exposure
We hold fixed maturity securities with international exposure. As of March 31, 2018, 19% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	March 31, 2018
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$265,668	$280,715	0.6%
Asia/Pacific	433,877	441,770	1.0%
Non-GIIPS Europe	3,100,441	3,157,021	6.9%
Latin America	291,117	298,767	0.7%
Non-U.S. North America	1,346,732	1,387,196	3.0%
Australia & New Zealand	767,242	757,598	1.7%
Other	2,475,918	2,488,042	5.4%
	$8,680,995	$8,811,109	19.3%

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

All of the securities presented in the table above are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2), except for the following:

	March 31, 2018
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
GIIPS	$19,515	$21,013
Asia/Pacific	11,000	9,500
Non-GIIPS Europe	194,558	191,198
Latin America	59,577	55,507
Non-U.S. North America	76,725	76,584
	$361,375	$353,802
Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our residential and commercial mortgage backed securities as we monitor all of our residential and commercial mortgage backed securities on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At March 31, 2018, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Below investment grade
Corporate securities:
Consumer discretionary	2	$25,974	$(5,061)	$20,913	4 - 38	0 - 1
Energy	4	29,054	(6,538)	22,516	2 - 43	0 - 8
Industrials	1	2,585	(785)	1,800	41	1
Materials	1	3,990	1,172	5,162	—	—
Other asset backed securities:
Financials	2	6,036	(3,143)	2,893	58 - 84	0 - 39
	10	$67,639	$(14,355)	$53,284

We have determined that the unrealized losses of the securities on the watch list are temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost. Our analysis of these securities and their credit performance at March 31, 2018 is as follows:
Corporate securities:
Consumer discretionary: The decline in the value of these securities, issued by a United States based toy manufacturer, relates to weak operating performance and sales trends and downgrades from all three main rating agencies. A portion of the decrease in sales is attributable to the liquidation of a major toy retailer during the fourth quarter of 2017. While the issuer has seen a decrease in operating performance, it has implemented a plan to reduce costs and stabilize its revenue and is in the early phase of executing on that plan. We have determined that these securities were not other than temporarily impaired due to our evaluation of the operating performance and the creditworthiness of the issuer and the fact that all required payments have been made.
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
Other asset backed securities:
Financials:  The decline in value of one of the asset backed securities is due to poor performance in the underlying pool of student loans. The investment is backed by a guarantee from the for-profit education services provider. We have determined that this security was not other than temporarily impaired, because all required payments have been made. The decline in value of the other asset backed security is related directly to the decline in oil prices and the financial stability of its operator. The issuer has direct exposure to the oil market as its primary business is deep water drilling. As oil prices have remained low, the operator of the deep water vessel has experienced financial pressure on its balance sheet. We recognized other than temporary impairments on this security during the second quarter of 2017, the second quarter of 2016 and the third quarter of 2015.
Other Than Temporary Impairments
We have a policy and process to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2017. During the three months ended March 31, 2018, we recognized an OTTI of $0.9 million on a corporate security issued by a Brazilian food company due to our intent to sell the security, which was in an unrealized loss position at the reporting date. During the three months ended March 31, 2017, we recognized additional credit losses on residential mortgage backed securities on which we have previously recognized OTTI.
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
Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, net of loan loss allowances and deferred prepayment fees. At March 31, 2018 and December 31, 2017, the largest principal amount outstanding for any single mortgage loan was $23.9 million and $21.2 million, respectively, and the average loan size was $3.6 million and $3.5 million, respectively. In addition, the average loan to value ratio for the overall portfolio was 53.6% at both March 31, 2018 and December 31, 2017, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 to our unaudited consolidated financial statements in this Form 10-Q, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At March 31, 2018, we had commitments to fund commercial mortgage loans totaling $51.7 million, with interest rates ranging from 4.41% to 6.64%. During 2018 and 2017, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the three months ended March 31, 2018, we received $42.4 million in cash for loans being paid in full compared to $49.8 million for the three months ended March 31, 2017. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.

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
We have a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio (based on most recent information collected) follows:

	March 31, 2018		December 31, 2017
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$1,854,662	68.5%	$1,826,596	68.3%
Greater than or equal to 1.2 and less than 1.5	647,165	23.9%	638,299	23.9%
Greater than or equal to 1.0 and less than 1.2	155,268	5.7%	148,881	5.6%
Less than 1.0	50,257	1.9%	60,539	2.2%
	$2,707,352	100.0%	$2,674,315	100.0%
Approximately 97% of our mortgage loans (based on principal outstanding) that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at March 31, 2018.
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

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Impaired mortgage loans with an allowance	$3,186	$5,445
Impaired mortgage loans with no related allowance	1,395	1,436
Allowance for probable loan losses	(696)	(1,418)
Net carrying value of impaired mortgage loans	$3,885	$5,463
At March 31, 2018, we had no commercial mortgage loans that were delinquent (60 days or more past due at the reporting date) in their principal and interest payments.
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
Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $275.3 million for the three months ended March 31, 2018 compared to $409.8 million for the three months ended March 31, 2017, with the decrease attributable to a $71.8 million decrease in net annuity deposits after coinsurance and a $62.7 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2018, up to $377.1 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $1.8 billion of statutory earned surplus at March 31, 2018.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of March 31, 2018, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to maintain this rating objective. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
The transfer of funds by American Equity Life is also restricted by a covenant in our line of credit agreement which requires American Equity Life to maintain a minimum RBC ratio of 275% and a minimum level of statutory surplus equal to the sum of 1) 80% of statutory surplus at June 30, 2016, 2) 50% of the statutory net income for each fiscal quarter ending after June 30, 2016, and 3) 50% of all capital contributed to American Equity Life after June 30, 2016. American Equity Life's RBC ratio was 378% at December 31, 2017. Under this agreement, we are also required to maintain a maximum ratio of adjusted debt to total adjusted capital of 0.35.
Cash and cash equivalents of the parent holding company at March 31, 2018, were $22.9 million. In addition, we have a $150 million revolving line of credit, with no borrowings outstanding, available through September 2021 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.
New Accounting Pronouncements
See Note 1 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We seek to invest our available funds in a manner that will maximize shareholder value and fund future obligations to policyholders and debtors, subject to appropriate risk considerations. We seek to meet this objective through investments that: (i) consist substantially of investment grade fixed maturity securities, (ii) have projected returns which satisfy our spread targets, and (iii) have characteristics which support the underlying liabilities. Many of our products incorporate surrender charges, market interest rate adjustments or other features to encourage persistency.
We seek to maximize the total return on our available for sale investments through active investment management. Accordingly, we have determined that our available for sale portfolio of fixed maturity securities is available to be sold in response to: (i) changes in market interest rates, (ii) changes in relative values of individual securities and asset sectors, (iii) changes in prepayment risks, (iv) changes in credit quality outlook for certain securities, (v) liquidity needs, and (vi) other factors.
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at March 31, 2018, of which $85.5 million has been swapped to a fixed rate for seven years which began in March 2014 and $79.0 million has been capped for seven years which began in July 2014 (see Note 5 to our unaudited consolidated financial statements in this Form 10-Q). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for fixed index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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
If interest rates were to increase 10% (30 basis points) from levels at March 31, 2018, we estimate that the fair value of our fixed maturity securities would decrease by approximately $1.1 billion. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $380.3 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2017 for a further discussion of liquidity risk.
At March 31, 2018, 37% of our fixed income securities have call features, of which 2.7% ($1.2 billion) were subject to call redemption. Another 0.2% ($111.2 million) will become subject to call redemption during the next twelve months. Approximately 74% of our fixed income securities that have call features are not callable until within six months of their stated maturities. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At March 31, 2018, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies. At March 31, 2018, approximately 13% of our annuity liabilities were at minimum guaranteed crediting rates.
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

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Annual index credits to policyholders on their anniversaries	$423,940	$321,880
Proceeds received at expiration of options related to such credits	425,557	326,552
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2018 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 7 - Commitments and Contingencies to the unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures.
Item 1A. Risk Factors
Our 2017 Annual Report on Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the three months ended March 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Securities
The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share
January 1, 2018 - January 31, 2018	—	$—
February 1, 2018 - February 28, 2018	913	$31.92
March 1, 2018 - March 31, 2018	8,759	$31.82
Total	9,672

(a)	Includes the number of shares of common stock utilized to execute certain stock incentive awards.

Item 6. Exhibits

Exhibit No.	Description	Method of Filing
10.1	Form of Restricted Stock Unit Award Agreement	Filed herewith
10.2	Form of Director Stock Option Agreement	Filed herewith
10.3	Form of Employee Stock Option Agreement	Filed herewith
10.4	Form of Employee Stock Option Agreement	Filed herewith
10.5	Form of Change in Control Agreement between American Equity Investment Life Holding Company and Jennifer L. Bryant	Filed herewith
12.1	Ratio of Earnings to Fixed Charges	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 8, 2018	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ John M. Matovina
John M. Matovina, Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Ted M. Johnson
Ted M. Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

		By:	/s/ Scott A. Samuelson
Scott A. Samuelson, Vice President and Chief Accounting Officer
(Principal Accounting Officer)