Form 10-Q
period 2018-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2018-08-08
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of August 3, 2018, there were 90,280,043 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2018 - $44,353,741; 2017 - $43,116,759)	$44,799,370	$45,372,989
Held for investment, at amortized cost (fair value: 2018 - $68,108; 2017 - $76,460)	77,155	77,041
Mortgage loans on real estate	2,794,382	2,665,531
Derivative instruments	847,243	1,568,380
Other investments	508,932	616,764
Total investments	49,027,082	50,300,705

Cash and cash equivalents	1,259,722	1,434,045
Coinsurance deposits	4,936,037	4,858,289
Accrued investment income	447,550	429,008
Deferred policy acquisition costs	3,210,749	2,714,523
Deferred sales inducements	2,324,912	2,001,892
Deferred income taxes	221,632	38,147
Income taxes recoverable	31,313	—
Other assets	168,506	254,127
Total assets	$61,627,503	$62,030,736

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$56,859,540	$56,142,673
Other policy funds and contract claims	276,768	282,884
Notes payable	494,339	494,093
Subordinated debentures	242,770	242,565
Income taxes payable	—	34,285
Other liabilities	1,327,261	1,984,079
Total liabilities	59,200,678	59,180,579

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2018 and 2017 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2018 - 90,233,346 shares (excluding 1,648,190 treasury shares); 2017 - 89,331,087 shares (excluding 2,064,727 treasury shares)	90,233	89,331
Additional paid-in capital	804,094	791,446
Accumulated other comprehensive income	180,406	724,599
Retained earnings	1,352,092	1,244,781
Total stockholders' equity	2,426,825	2,850,157
Total liabilities and stockholders' equity	$61,627,503	$62,030,736
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Premiums and other considerations	$5,757	$7,720	$14,810	$17,122
Annuity product charges	55,006	48,603	105,729	92,175
Net investment income	533,282	493,489	1,044,066	979,086
Change in fair value of derivatives	132,205	266,820	(318,878)	653,353
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	(38,381)	3,873	(38,079)	6,211
OTTI losses on investments:
Total OTTI losses	(745)	—	(1,652)	—
Portion of OTTI losses recognized in (from) other comprehensive income	(1,651)	(949)	(1,651)	(1,090)
Net OTTI losses recognized in operations	(2,396)	(949)	(3,303)	(1,090)
Loss on extinguishment of debt	—	(428)	—	(428)
Total revenues	685,473	819,128	804,345	1,746,429

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	9,276	9,986	21,370	21,861
Interest sensitive and index product benefits	427,951	472,596	942,046	891,735
Amortization of deferred sales inducements	78,112	33,695	178,535	96,020
Change in fair value of embedded derivatives	(101,949)	174,973	(969,181)	399,143
Interest expense on notes and loan payable	6,374	8,678	12,746	16,400
Interest expense on subordinated debentures	3,878	3,422	7,508	6,758
Amortization of deferred policy acquisition costs	115,049	49,547	255,688	139,225
Other operating costs and expenses	32,540	25,964	63,780	53,543
Total benefits and expenses	571,231	778,861	512,492	1,624,685
Income before income taxes	114,242	40,267	291,853	121,744
Income tax expense	20,339	13,321	56,988	40,859
Net income	$93,903	$26,946	$234,865	$80,885

Earnings per common share	$1.04	$0.30	$2.60	$0.91
Earnings per common share - assuming dilution	$1.03	$0.30	$2.58	$0.90

Weighted average common shares outstanding (in thousands):
Earnings per common share	90,327	88,897	90,173	88,773
Earnings per common share - assuming dilution	91,271	90,112	91,206	90,045
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$93,903	$26,946	$234,865	$80,885
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	(260,555)	283,345	(832,588)	412,469
Noncredit component of OTTI losses (1)	775	450	775	515
Reclassification of unrealized investment gains/losses to net income (1)	(18,162)	1,711	(18,501)	2,641
Other comprehensive income (loss) before income tax	(277,942)	285,506	(850,314)	415,625
Income tax effect related to other comprehensive income (loss)	58,366	(99,927)	178,567	(145,469)
Other comprehensive income (loss)	(219,576)	185,579	(671,747)	270,156
Comprehensive income (loss)	$(125,673)	$212,525	$(436,882)	$351,041

(1)	Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2016	$88,001	$770,344	$339,966	$1,093,284	$2,291,595
Net income for period	—	—	—	80,885	80,885
Other comprehensive income	—	—	270,156	—	270,156
Share-based compensation	—	4,154	—	—	4,154
Issuance of 739,884 shares of common stock under compensation plans	740	3,878	—	—	4,618
Balance at June 30, 2017	$88,741	$778,376	$610,122	$1,174,169	$2,651,408

Balance at December 31, 2017	$89,331	$791,446	$724,599	$1,244,781	$2,850,157
Net income for period	—	—	—	234,865	234,865
Other comprehensive loss	—	—	(671,747)	—	(671,747)
Implementation of accounting standard related to the reclassification of certain tax effects	—	—	127,554	(127,554)	—
Share-based compensation	—	6,046	—	—	6,046
Issuance of 902,259 shares of common stock under compensation plans	902	6,602	—	—	7,504
Balance at June 30, 2018	$90,233	$804,094	$180,406	$1,352,092	$2,426,825
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income	$234,865	$80,885
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest sensitive and index product benefits	942,046	891,735
Amortization of deferred sales inducements	178,535	96,020
Annuity product charges	(105,729)	(92,175)
Change in fair value of embedded derivatives	(969,181)	399,143
Change in traditional life and accident and health insurance reserves	1,455	122
Policy acquisition costs deferred	(200,044)	(221,909)
Amortization of deferred policy acquisition costs	255,688	139,225
Provision for depreciation and other amortization	1,704	1,961
Amortization of discounts and premiums on investments	9,332	8,644
Realized (gains) losses on investments and net OTTI losses recognized in operations	41,382	(5,121)
Distributions from equity method investments	126	328
Change in fair value of derivatives	318,639	(653,939)
Deferred income taxes	(4,918)	(40,965)
Loss on extinguishment of debt	—	428
Share-based compensation	6,046	4,154
Change in accrued investment income	(18,542)	(18,709)
Change in income taxes recoverable/payable	(65,598)	10,522
Change in other assets	(1,362)	433
Change in other policy funds and contract claims	(9,167)	(14,824)
Change in collateral held for derivatives	(729,744)	289,258
Change in other liabilities	(23,097)	(36,848)
Other	(6,023)	(6,960)
Net cash provided by (used in) operating activities	(143,587)	831,408

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	2,375,054	970,752
Mortgage loans on real estate	139,144	185,406
Derivative instruments	849,096	750,345
Other investments	155,662	7,183
Acquisitions of investments:
Fixed maturity securities - available for sale	(3,478,355)	(2,680,972)
Mortgage loans on real estate	(266,352)	(257,050)
Derivative instruments	(427,166)	(320,583)
Other investments	(41,696)	(6,950)
Purchases of property, furniture and equipment	(2,774)	(2,494)
Net cash used in investing activities	(697,387)	(1,354,363)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$2,216,333	$2,243,180
Coinsurance deposits	(36,715)	30,938
Return of annuity policyholder account balances	(1,499,286)	(1,401,086)
Financing fees incurred and deferred	—	(5,823)
Proceeds from issuance of notes payable	—	499,650
Repayment of loan payable	—	(100,000)
Net proceeds from amounts due under repurchase agreements	—	61,673
Proceeds from issuance of common stock	7,504	4,618
Change in checks in excess of cash balance	(21,185)	(26,548)
Net cash provided by financing activities	666,651	1,306,602
Increase (decrease) in cash and cash equivalents	(174,323)	783,647
Cash and cash equivalents at beginning of period	1,434,045	791,266
Cash and cash equivalents at end of period	$1,259,722	$1,574,913

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$20,149	$22,739
Income taxes	127,566	71,526
Non-cash operating activity:
Deferral of sales inducements	93,138	128,092
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company ("we", "us" or "our") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
In June 2018, the FASB issued an ASU that expands the scope of Accounting Standards Codification 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services to nonemployees and eliminates the existing accounting model for nonemployee share-based payment awards. This ASU will be effective for us on January 1, 2019, with early adoption permitted. We are in the process of evaluating the impact this guidance may have on our consolidated financial statements.
Income Tax Reform
As a result of Tax Reform, the federal corporate tax rate was reduced from 35% to 21% effective January 1, 2018.

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$44,799,370	$44,799,370	$45,372,989	$45,372,989
Held for investment	77,155	68,108	77,041	76,460
Mortgage loans on real estate	2,794,382	2,769,163	2,665,531	2,670,037
Derivative instruments	847,243	847,243	1,568,380	1,568,380
Other investments	508,932	499,644	616,764	605,894
Cash and cash equivalents	1,259,722	1,259,722	1,434,045	1,434,045
Coinsurance deposits	4,936,037	4,478,159	4,858,289	4,347,990
Interest rate caps	1,063	1,063	415	415
Interest rate swap	850	850	—	—
Counterparty collateral	123,055	123,055	186,108	186,108

Liabilities
Policy benefit reserves	56,501,423	48,016,495	55,786,011	46,344,931
Single premium immediate annuity (SPIA) benefit reserves	276,214	285,302	282,563	292,153
Notes payable	494,339	489,495	494,093	521,800
Subordinated debentures	242,770	226,192	242,565	244,117
Interest rate swap	—	—	789	789
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

Our assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2018
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,355	$5,502	$5,853	$—
United States Government sponsored agencies	1,249,440	—	1,249,440	—
United States municipalities, states and territories	4,174,182	—	4,174,182	—
Foreign government obligations	228,613	—	228,613	—
Corporate securities	28,272,532	10	28,272,522	—
Residential mortgage backed securities	1,207,606	—	1,207,606	—
Commercial mortgage backed securities	5,331,174	—	5,331,174	—
Other asset backed securities	4,324,468	—	4,324,468	—
Other investments: equity securities	182,433	175,000	7,433	—
Derivative instruments	847,243	—	847,243	—
Cash and cash equivalents	1,259,722	1,259,722	—	—
Interest rate caps	1,063	—	1,063	—
Interest rate swap	850	—	850	—
Counterparty collateral	123,055	—	123,055	—
	$47,213,736	$1,440,234	$45,773,502	$—
Liabilities
Fixed index annuities - embedded derivatives	$8,351,151	$—	$—	$8,351,151

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of June 30, 2018 and December 31, 2017.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of June 30, 2018 and December 31, 2017, we utilized an estimate of 3.10% for the expected cost of annual call options, which is based on estimated long-term account value growth and a historical review of our actual option costs.

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

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
1 - 5	2.10%	1.83%	3.33%	3.32%
6 - 10	7.29%	7.01%	3.33%	3.32%
11 - 15	11.34%	11.31%	3.35%	3.34%
16 - 20	11.91%	11.96%	3.21%	3.20%
20+	11.58%	11.62%	3.21%	3.20%
Lapse rates are generally expected to increase as surrender charge percentages decrease. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.
The following table provides a reconciliation of the beginning and ending balances for our Level 3 liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$8,233,557	$7,051,000	$8,790,427	$6,563,288
Premiums less benefits	406,494	497,689	955,647	909,191
Change in fair value, net	(288,900)	3,676	(1,394,923)	79,886
Ending balance	$8,351,151	$7,552,365	$8,351,151	$7,552,365
The fair value of our fixed index annuities embedded derivatives is net of coinsurance ceded of $547.4 million and $539.7 million as of June 30, 2018 and December 31, 2017, respectively. Change in fair value, net for each period in our embedded derivatives is included in change in fair value of embedded derivatives in the unaudited consolidated statements of operations.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at June 30, 2018, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $523.0 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $324.1 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $581.0 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $336.7 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At June 30, 2018 and December 31, 2017, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2018
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,693	$96	$(434)	$11,355
United States Government sponsored agencies	1,308,334	16,776	(75,670)	1,249,440
United States municipalities, states and territories	3,914,553	274,464	(14,835)	4,174,182
Foreign government obligations	227,542	6,742	(5,671)	228,613
Corporate securities	28,015,515	868,904	(611,887)	28,272,532
Residential mortgage backed securities	1,147,738	67,642	(7,774)	1,207,606
Commercial mortgage backed securities	5,426,483	26,015	(121,324)	5,331,174
Other asset backed securities	4,301,883	43,452	(20,867)	4,324,468
	$44,353,741	$1,304,091	$(858,462)	$44,799,370
Held for investment:
Corporate security	$77,155	$—	$(9,047)	$68,108

December 31, 2017
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,861	$162	$(147)	$11,876
United States Government sponsored agencies	1,308,290	28,457	(31,730)	1,305,017
United States municipalities, states and territories	3,804,360	366,048	(3,596)	4,166,812
Foreign government obligations	228,214	13,171	(2,025)	239,360
Corporate securities	28,127,653	1,897,005	(145,687)	29,878,971
Residential mortgage backed securities	1,028,484	79,554	(2,471)	1,105,567
Commercial mortgage backed securities	5,531,922	82,768	(69,840)	5,544,850
Other asset backed securities	3,075,975	57,966	(13,405)	3,120,536
	$43,116,759	$2,525,131	$(268,901)	$45,372,989
Held for investment:
Corporate security	$77,041	$—	$(581)	$76,460

Other investments: equity securities, available for sale:
Finance, insurance, and real estate	$292,429	$—	$—	$292,429
At June 30, 2018, 36% of our fixed income securities have call features, of which 2.7% ($1.2 billion) were subject to call redemption and another 0.4% ($168.9 million) will become subject to call redemption during the next twelve months. Approximately 73% of our fixed income securities that have call features are not callable until within six months of their stated maturities.

The amortized cost and fair value of fixed maturity securities at June 30, 2018, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$257,926	$263,997	$—	$—
Due after one year through five years	5,319,752	5,332,148	—	—
Due after five years through ten years	9,837,190	9,714,831	—	—
Due after ten years through twenty years	9,443,966	9,881,974	—	—
Due after twenty years	8,618,803	8,743,172	77,155	68,108
	33,477,637	33,936,122	77,155	68,108
Residential mortgage backed securities	1,147,738	1,207,606	—	—
Commercial mortgage backed securities	5,426,483	5,331,174	—	—
Other asset backed securities	4,301,883	4,324,468	—	—
	$44,353,741	$44,799,370	$77,155	$68,108
Net unrealized gains on available for sale fixed maturity securities reported as a separate component of stockholders' equity were comprised of the following:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities	$445,629	$2,256,230
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(245,791)	(1,206,078)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense (a)	(41,966)	(348,087)
Net unrealized gains reported as accumulated other comprehensive income	$180,406	$724,599

(a)
December 31, 2017 includes $128 million related to the impact of Tax Reform that was reclassified between accumulated other comprehensive income and retained earnings within our consolidated balance sheet during the first quarter of 2018. For more information regarding the reclassification, see Note 1 to our unaudited consolidated financial statements.

The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by Nationally Recognized Statistical Rating Organizations ("NRSRO’s"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 97% of our fixed maturity portfolio rated investment grade at both June 30, 2018 and December 31, 2017, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	June 30, 2018		December 31, 2017
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$26,684,401	$27,202,339	$26,669,427	$28,274,379
2	16,234,429	16,224,126	15,198,551	15,869,219
3	1,315,549	1,264,462	1,161,737	1,157,420
4	176,033	150,805	134,838	117,542
5	12,566	17,592	17,015	20,927
6	7,918	8,154	12,232	9,962
	$44,430,896	$44,867,478	$43,193,800	$45,449,449

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 2,380 and 955 securities, respectively) have been in a continuous unrealized loss position, at June 30, 2018 and December 31, 2017:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2018
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$3,207	$(71)	$6,337	$(363)	$9,544	$(434)
United States Government sponsored agencies	73,252	(2,849)	917,701	(72,821)	990,953	(75,670)
United States municipalities, states and territories	331,888	(7,141)	124,246	(7,694)	456,134	(14,835)
Foreign government obligations	137,543	(2,723)	11,344	(2,948)	148,887	(5,671)
Corporate securities:
Finance, insurance and real estate	2,614,016	(79,329)	619,550	(58,977)	3,233,566	(138,306)
Manufacturing, construction and mining	1,879,373	(64,814)	232,902	(19,930)	2,112,275	(84,744)
Utilities and related sectors	2,349,475	(76,830)	236,132	(20,938)	2,585,607	(97,768)
Wholesale/retail trade	1,061,264	(34,731)	155,842	(19,254)	1,217,106	(53,985)
Services, media and other	4,406,410	(146,027)	787,105	(91,057)	5,193,515	(237,084)
Residential mortgage backed securities	343,560	(6,925)	26,164	(849)	369,724	(7,774)
Commercial mortgage backed securities	2,666,425	(48,665)	1,234,488	(72,659)	3,900,913	(121,324)
Other asset backed securities	1,963,790	(16,240)	119,503	(4,627)	2,083,293	(20,867)
	$17,830,203	$(486,345)	$4,471,314	$(372,117)	$22,301,517	$(858,462)
Held for investment:
Corporate security:
Insurance	$—	$—	$68,108	$(9,047)	$68,108	$(9,047)

December 31, 2017
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$1,565	$(10)	$6,731	$(137)	$8,296	$(147)
United States Government sponsored agencies	44,794	(180)	958,965	(31,550)	1,003,759	(31,730)
United States municipalities, states and territories	44,736	(128)	128,499	(3,468)	173,235	(3,596)
Foreign government obligations	49,663	(337)	12,625	(1,688)	62,288	(2,025)
Corporate securities:
Finance, insurance and real estate	456,244	(5,135)	600,655	(28,043)	1,056,899	(33,178)
Manufacturing, construction and mining	222,985	(3,475)	231,196	(10,849)	454,181	(14,324)
Utilities and related sectors	395,183	(4,099)	249,416	(8,901)	644,599	(13,000)
Wholesale/retail trade	152,941	(1,249)	178,635	(11,371)	331,576	(12,620)
Services, media and other	729,124	(19,000)	891,654	(53,565)	1,620,778	(72,565)
Residential mortgage backed securities	39,771	(387)	32,917	(2,084)	72,688	(2,471)
Commercial mortgage backed securities	1,096,757	(10,385)	1,306,437	(59,455)	2,403,194	(69,840)
Other asset backed securities	765,531	(3,499)	217,595	(9,906)	983,126	(13,405)
	$3,999,294	$(47,884)	$4,815,325	$(221,017)	$8,814,619	$(268,901)
Held for investment:
Corporate security:
Insurance	$—	$—	$76,460	$(581)	$76,460	$(581)
Based on the results of our process for evaluating available for sale securities in unrealized loss positions for other than temporary impairments, which is discussed in detail later in this footnote, we have determined that the unrealized losses on the securities in the preceding table are temporary. The unrealized losses at June 30, 2018 are principally related to timing of the purchases of these securities, which carry less yield than those available at June 30, 2018.

Approximately 91% and 83% of the unrealized losses on fixed maturity securities shown in the above table for June 30, 2018 and December 31, 2017, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the fixed maturity securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains on investments for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$(1,445)	$9,806	$(8,466)	$7,830
Investments carried at fair value:
Fixed maturity securities, available for sale	$(594,906)	$598,408	$(1,810,601)	$879,502
Equity securities, available for sale	—	(9)	—	(22)
	(594,906)	598,399	(1,810,601)	879,480
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	316,964	(312,893)	960,287	(463,855)
Deferred income tax asset/liability	58,366	(99,927)	178,567	(145,469)
	375,330	(412,820)	1,138,854	(609,324)
Change in net unrealized gains on investments carried at fair value	$(219,576)	$185,579	$(671,747)	$270,156
Proceeds from sales of available for sale securities for the six months ended June 30, 2018 and 2017 were $1.7 billion and $376.9 million, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the six months ended June 30, 2018 and 2017 were $635.2 million and $593.8 million, respectively.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains on investments, excluding net OTTI losses for the three and six months ended June 30, 2018 and 2017, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$958	$4,479	$2,340	$10,051
Gross realized losses	(39,633)	(899)	(41,735)	(4,462)
	(38,675)	3,580	(39,395)	5,589

Other investments:
Gain on sale of real estate	—	15	—	44

Mortgage loans on real estate:
Decrease in allowance for credit losses	170	278	470	578
Recovery of specific allowance	—	—	722	—
Gain on sale of mortgage loans	124	—	124	—
	294	278	1,316	578
	$(38,381)	$3,873	$(38,079)	$6,211
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
The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the six months ended June 30, 2018 and 2017, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
	Vintage	Min	Max	Min	Max	Min	Max
Six months ended June 30, 2018
Prime	2005	7.0%	7.7%	14%	23%	40%	50%
	2007	6.6%	6.6%	17%	17%	60%	60%

Six months ended June 30, 2017
Prime	2005	7.5%	7.7%	8%	16%	45%	50%
	2007	6.2%	6.6%	15%	19%	50%	60%

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
The following table summarizes other than temporary impairments for the three and six months ended June 30, 2018 and 2017, by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized in (from) Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Three months ended June 30, 2018
Fixed maturity securities, available for sale:
Residential mortgage backed securities	3	$(63)	$(295)	$(358)
Other asset backed securities	1	(682)	(1,356)	(2,038)
	4	$(745)	$(1,651)	$(2,396)

Three months ended June 30, 2017
Fixed maturity securities, available for sale:
Residential mortgage backed securities	2	$—	$(662)	$(662)
Other asset backed securities	1	—	(287)	(287)
	3	$—	$(949)	$(949)

Six months ended June 30, 2018
Fixed maturity securities, available for sale:
Corporate securities:
Consumer discretionary	1	$(907)	$—	$(907)
Residential mortgage backed securities	3	(63)	(295)	(358)
Other asset backed securities	1	(682)	(1,356)	(2,038)
	5	$(1,652)	$(1,651)	$(3,303)

Six months ended June 30, 2017
Fixed maturity securities, available for sale:
Residential mortgage backed securities	5	$—	$(803)	$(803)
Other asset backed securities	1	—	(287)	(287)
	6	$—	$(1,090)	$(1,090)

The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(154,073)	$(152,577)	$(157,066)	$(166,375)
Additions for the amount related to credit losses for which OTTI has not previously been recognized	(745)	—	(1,652)	—
Additional credit losses on securities for which OTTI has previously been recognized	(1,651)	(949)	(1,651)	(1,090)
Accumulated losses on securities that were disposed of during the period	—	—	3,900	13,939
Cumulative credit loss at end of period	$(156,469)	$(153,526)	$(156,469)	$(153,526)
The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security, for securities that are part of our investment portfolio at June 30, 2018 and December 31, 2017:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
June 30, 2018
Fixed maturity securities, available for sale:
Corporate securities	$18,064	$(3,700)	$9,565	$23,929
Residential mortgage backed securities	268,848	(168,060)	204,914	305,702
Other asset backed securities	2,529	—	(835)	1,694
	$289,441	$(171,760)	$213,644	$331,325
December 31, 2017
Fixed maturity securities, available for sale:
Corporate securities	$13,015	$(4,263)	$10,739	$19,491
Residential mortgage backed securities	297,582	(168,355)	201,620	330,847
Other asset backed securities	4,567	(1,356)	(1,875)	1,336
	$315,164	$(173,974)	$210,484	$351,674
4. Mortgage Loans on Real Estate
Our mortgage loan portfolio is summarized in the following table. There were commitments outstanding of $81.7 million at June 30, 2018.

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Principal outstanding	$2,801,880	$2,674,315
Loan loss allowance	(6,326)	(7,518)
Deferred prepayment fees	(1,172)	(1,266)
Carrying value	$2,794,382	$2,665,531

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

	June 30, 2018		December 31, 2017
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$593,073	21.2%	$548,067	20.5%
Middle Atlantic	165,172	5.9%	163,485	6.1%
Mountain	329,565	11.8%	308,486	11.5%
New England	12,026	0.4%	12,265	0.5%
Pacific	489,126	17.5%	466,030	17.4%
South Atlantic	645,864	23.0%	609,736	22.8%
West North Central	315,264	11.2%	324,808	12.2%
West South Central	251,790	9.0%	241,438	9.0%
	$2,801,880	100.0%	$2,674,315	100.0%
Property type distribution
Office	$275,078	9.8%	$283,926	10.6%
Medical Office	32,461	1.2%	34,338	1.3%
Retail	1,047,901	37.4%	1,040,028	38.9%
Industrial/Warehouse	720,769	25.7%	677,770	25.3%
Apartment	544,328	19.4%	462,897	17.3%
Mixed use/other	181,343	6.5%	175,356	6.6%
	$2,801,880	100.0%	$2,674,315	100.0%
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

The following table presents a rollforward of our specific and general valuation allowances for mortgage loans on real estate:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(696)	$(5,800)	$(1,327)	$(6,800)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Change in provision for credit losses	—	170	(722)	1,000
Ending allowance balance	$(696)	$(5,630)	$(2,049)	$(5,800)

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(1,418)	$(6,100)	$(1,327)	$(7,100)
Charge-offs	—	—	—	—
Recoveries	722	—	—	—
Change in provision for credit losses	—	470	(722)	1,300
Ending allowance balance	$(696)	$(5,630)	$(2,049)	$(5,800)
The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Individually evaluated for impairment	$3,152	$5,445
Collectively evaluated for impairment	2,798,728	2,668,870
Total loans evaluated for impairment	$2,801,880	$2,674,315
Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the mortgage loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of Other investments and the mortgage loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. Recoveries are situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance). We did not own any real estate during the three and six months ended June 30, 2018 and 2017.
We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Credit Exposure - By Payment Activity
Performing	$2,800,526	$2,670,657
In workout	1,354	1,436
Collateral dependent	—	2,222
	$2,801,880	$2,674,315

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
Mortgage loans are considered delinquent when they become 60 days or more past due. In general, when loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. There were no loans in non-accrual status at June 30, 2018. There were $2.2 million loans in non-accrual status at December 31, 2017.
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
Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
June 30, 2018	$—	$—	$—	$—	$2,801,880	$—	$2,801,880
December 31, 2017	$—	$—	$—	$—	$2,672,093	$2,222	$2,674,315
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

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
June 30, 2018
Mortgage loans with an allowance	$2,456	$3,152	$(696)
Mortgage loans with no related allowance	1,354	1,354	—
	$3,810	$4,506	$(696)
December 31, 2017
Mortgage loans with an allowance	$4,027	$5,445	$(1,418)
Mortgage loans with no related allowance	1,436	1,436	—
	$5,463	$6,881	$(1,418)

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Three months ended June 30, 2018
Mortgage loans with an allowance	$2,473	$49
Mortgage loans with no related allowance	1,374	20
	$3,847	$69
Three months ended June 30, 2017
Mortgage loans with an allowance	$5,107	$104
Mortgage loans with no related allowance	1,535	23
	$6,642	$127
Six months ended June 30, 2018
Mortgage loans with an allowance	$2,491	$99
Mortgage loans with no related allowance	1,395	41
	$3,886	$140
Six months ended June 30, 2017
Mortgage loans with an allowance	$5,135	$207
Mortgage loans with no related allowance	1,553	46
	$6,688	$253
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. A summary of mortgage loans on commercial real estate with outstanding principal at June 30, 2018 and December 31, 2017 that we determined to be TDRs are as follows:

Geographic Region	Number of TDRs	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
June 30, 2018
East North Central	1	$1,888	$(467)	$1,421
December 31, 2017
South Atlantic	1	$2,947	$—	$2,947
East North Central	1	1,933	(467)	1,466
	2	$4,880	$(467)	$4,413

5. Derivative Instruments
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$847,243	$1,568,380
Other assets
Interest rate caps	1,063	415
Interest rate swap	850	—
	$849,156	$1,568,795
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$8,351,151	$8,790,427
Other liabilities
Interest rate swap	—	789
	$8,351,151	$8,791,216
The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$131,672	$267,705	$(320,926)	$654,441
Interest rate swap	360	(549)	1,400	(474)
Interest rate caps	173	(336)	648	(614)
	$132,205	$266,820	$(318,878)	$653,353
Change in fair value of embedded derivatives:
Fixed index annuities - embedded derivatives	$(288,900)	$3,676	$(1,394,923)	$79,886
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	186,951	171,297	425,742	319,257
	$(101,949)	$174,973	$(969,181)	$399,143
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
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			June 30, 2018		December 31, 2017
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa3	$5,761,669	$97,612	$4,645,366	$237,955
Barclays	A	A2	3,349,719	80,644	4,135,537	154,127
BNP Paribas	A	Aa3	362,737	9,716	1,411,989	73,650
Canadian Imperial Bank of Commerce	A+	A1	5,200,796	137,773	2,808,030	84,268
Citibank, N.A.	A+	A1	5,315,570	106,135	4,104,666	219,900
Credit Suisse	A	A1	2,490,747	33,531	3,538,855	137,384
J.P. Morgan	A+	Aa3	2,581,684	67,932	1,753,649	109,689
Morgan Stanley	A+	A1	3,823,069	63,045	3,408,179	184,323
Royal Bank of Canada	AA-	A1	2,663,350	79,509	3,027,469	104,141
Societe Generale	A	A1	560,437	13,521	—	—
SunTrust	A-	Baa1	1,586,315	42,732	2,331,168	90,399
Wells Fargo	A+	Aa2	3,997,795	109,827	4,036,255	162,781
Exchange traded			245,057	5,266	296,840	9,763
			$37,938,945	$847,243	$35,498,003	$1,568,380
As of June 30, 2018 and December 31, 2017, we held $0.8 billion and $1.6 billion, respectively, of cash and cash equivalents and other securities from counterparties for derivative collateral, which is included in Other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $20.8 million and $11.9 million at June 30, 2018 and December 31, 2017, respectively.
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
Details regarding the interest rate swap are as follows:

	Notional		Pay		June 30, 2018	December 31, 2017
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	LIBOR	2.415%	SunTrust	$850	$(789)

Details regarding the interest rate caps are as follows:

	Notional		Cap		June 30, 2018	December 31, 2017
Maturity Date	Amount	Floating Rate	Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	LIBOR	2.50%	SunTrust	$533	$207
July 8, 2021	12,000	LIBOR	2.50%	SunTrust	160	62
July 29, 2021	27,000	LIBOR	2.50%	SunTrust	370	146
	$79,000				$1,063	$415
The interest rate swap converts floating rates to fixed rates for seven years which began in March 2014. The interest rate caps cap our interest rates for seven years which began in July 2014.
6. Notes Payable and Amounts Due Under Repurchase Agreements
Notes payable includes the following:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Senior notes due 2027
Principal	$500,000	$500,000
Unamortized debt issue costs	(5,340)	(5,572)
Unamortized discount	(321)	(335)
	$494,339	$494,093
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
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $111.4 million and $59.8 million during the three and six months ended June 30, 2018, respectively, compared to $36.1 million and $69.1 million for the same periods in 2017. The maximum amount borrowed was $544.1 million and $274.5 million during the six months ended June 30, 2018 and June 30, 2017, respectively. The weighted average interest rate on amounts due under repurchase agreements was 1.74% for both the three and six months ended June 30, 2018, respectively, compared to 1.02% and 0.74% for the same periods in 2017.
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
In addition to our commitments to fund mortgage loans, we have unfunded commitments at June 30, 2018 to limited partnerships of $48.3 million and to secured bank loans of $3.8 million.

8. Earnings Per Share
Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except share and per share data)
Numerator:
Net income - numerator for earnings per common share	$93,903	$26,946	$234,865	$80,885

Denominator:
Weighted average common shares outstanding	90,326,747	88,897,203	90,172,812	88,772,831
Effect of dilutive securities:
Stock options and deferred compensation agreements	696,007	850,870	773,149	899,594
Restricted stock and restricted stock units	248,094	364,211	259,992	372,214
Denominator for earnings per common share - assuming dilution	91,270,848	90,112,284	91,205,953	90,044,639

Earnings per common share	$1.04	$0.30	$2.60	$0.91
Earnings per common share - assuming dilution	$1.03	$0.30	$2.58	$0.90
There were no options to purchase shares of our common stock outstanding excluded from the computation of diluted earnings per share during the three and six months ended June 30, 2018, as the exercise price of all options outstanding was less than the average market price of our common shares for those periods. During the three and six months ended June 30, 2017, there were 1,002,391 options to purchase shares of our common stock outstanding, with an exercise price of $24.79, excluded from the computation of diluted earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at June 30, 2018, and the unaudited consolidated results of operations for the three and six month periods ended June 30, 2018 and 2017, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.
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
Our business model contemplates continued growth in invested assets and non-GAAP operating income while maintaining a high quality investment portfolio that will not experience significant losses from impairments of invested assets. We are committed to maintaining a high quality investment portfolio with limited exposure to below investment grade securities and other riskier assets. Growth in invested assets is predicated on a continuation of our high sales achievements of the last five years while at the same time maintaining a high level of retention of the funds received. The economic and personal investing environments continued to be conducive for high sales levels as retirees and others look to put their money in instruments that will protect their principal and provide them with consistent cash flow sources in their retirement years. However, our sales have slowed since the first half of 2016 as competition in our distribution channels escalated, rates from several of our competitors were appreciably above prior levels, and uncertainty regarding the DOL conflict of interest fiduciary rule persisted. The uncertainty regarding the DOL conflict of interest fiduciary rule was abated in the second half of 2017 following the delay of the final applicability date of the regulation and the related exemptions and in June of 2018 the United States Fifth Circuit Court of Appeals decision vacating the DOL fiduciary regulation became effective.
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

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average yield on invested assets	4.47%	4.45%	4.42%	4.46%
Aggregate cost of money	1.83%	1.73%	1.82%	1.75%
Aggregate investment spread	2.64%	2.72%	2.60%	2.71%

Impact of:
Investment yield - additional prepayment income	0.07%	0.07%	0.06%	0.07%
Cost of money benefit of over hedging	0.06%	0.06%	0.04%	0.06%
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
We continue to be in the midst of an unprecedented period of low interest rates and low yields for investments with the credit quality we prefer which presents a strong headwind to achieving our target rate for investment spread. In response, we have been reducing policyholder crediting rates for new annuities and existing annuities since the fourth quarter of 2011. In addition, options costs for certain index strategies have been increasing in the last several quarters which has caused an increase in our aggregate cost of money. We continue to have flexibility to reduce our crediting rates if necessary and could decrease our cost of money by approximately 59 basis points if we reduce current rates to guaranteed minimums. In addition, starting in 2017 we began to invest in asset classes that were not traditionally in our portfolio, focusing on investments with less liquidity that provide higher yields and have a track record of positive credit performance over time. Investment yields available to us in 2018 increased compared to 2017 due to an increase in interest rates on the asset classes we targeted for purchase and investment in new asset classes as noted above. We are looking to improve our investment yield through the opportunistic replacement of lower yielding securities with higher yielding securities. During the three and six months ended June 30, 2018, we sold $1.6 billion in book value of securities with an average yield of 3.12% as part of our efforts to improve our investment yield. As book yields on the securities sold were less than market yields, we incurred losses of approximately $38 million on these sales. This loss should be recovered from the higher yields on the securities acquired with the proceeds from the sales in less than two years.
Life insurance companies are subject to the NAIC risk-based capital ("RBC") requirements which are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Rating agencies utilize a form of RBC to partially determine capital strength of insurance companies. Our RBC ratio at December 31, 2017 was 378%, and our estimated RBC ratio at June 30, 2018 was 384%.
Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017
Annuity deposits by product type collected during the three and six months ended June 30, 2018 and 2017, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Type	2018	2017	2018	2017
	(Dollars in thousands)
Fixed index annuities	$1,125,794	$1,121,192	$2,119,708	$2,150,031
Annual reset fixed rate annuities	15,803	20,870	32,293	35,713
Multi-year fixed rate annuities	54,307	27,535	64,332	57,436
Single premium immediate annuities	5,313	4,981	15,943	10,532
Total before coinsurance ceded	1,201,217	1,174,578	2,232,276	2,253,712
Coinsurance ceded	129,047	108,959	218,742	180,033
Net after coinsurance ceded	$1,072,170	$1,065,619	$2,013,534	$2,073,679

Annuity deposits before and after coinsurance ceded increased 2% and 1%, respectively, during the second quarter of 2018 compared to the same period in 2017, and decreased 1% and 3%, respectively, during the six months ended June 30, 2018 compared to the same period in 2017. The increase in sales for the three months ended June 30, 2018 compared to the same period in 2017 was primarily attributable to the launch of new products during 2018 to improve our competitive position in the guaranteed lifetime income market and the continued competitiveness of our accumulation products. The decrease in sales for the six months ended June 30, 2018 compared to the same period in 2017 primarily reflects continued competitive pressures within each of our distribution channels. In addition, we continued to face a challenging environment for sales of fixed index annuities during 2018 due to low interest rates and strong equity markets.
We coinsure 80% of the annuity deposits received from multi-year rate guaranteed annuities and 50% of the fixed index annuities sold by Eagle Life through broker/dealers and banks. The changes in coinsurance ceded premiums are attributable to changes in premiums from these sources.
Net income increased to $93.9 million in the second quarter of 2018 and to $234.9 million for the six months ended June 30, 2018 compared to $26.9 million and $80.9 million for the same periods in 2017.
Net income, in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 7% to $49.5 billion for the second quarter of 2018 and 7% to $49.2 billion for the six months ended June 30, 2018, compared to $46.5 billion and $46.0 billion for the same periods in 2017. Our investment spread measured in dollars was $301.3 million for the second quarter of 2018 and $584.9 million for the six months ended June 30, 2018 compared to $286.9 million and $565.6 million for the same periods in 2017. As previously mentioned, our investment spread has been negatively impacted by the extended low interest rate environment (see Net investment income).
Net income is also impacted by the change in fair value of derivatives and embedded derivatives which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income for the three and six months ended June 30, 2018 was positively impacted by increases in the discount rates used to estimate the fair value of our embedded derivative liability while net income for the three and six months ended June 30, 2017 was negatively impacted by decreases in those same discount rates (see Change in fair value of derivatives and Change in fair value of embedded derivatives).
Net income has been negatively impacted by realized losses on the sale of fixed maturity securities due to strategies to reposition the fixed maturity security portfolio. Net realized losses on investments for the three and six months ended June 30, 2018 were $38.4 million and $38.1 million, compared to net realized gains on investments of $3.8 million and $6.2 million for the same periods in 2017 (See Net realized gains on investments, excluding OTTI losses).
Net income for the three and six months ended June 30, 2018 was also positively impacted by a decrease in the statutory federal income tax rate as a result of Tax Reform (see Income taxes).
Non-GAAP operating income, a non-GAAP financial measure, increased to $86.6 million in the second quarter of 2018 and to $164.3 million for the six months ended June 30, 2018 compared to $63.7 million and $123.3 million for the same periods in 2017. Non-GAAP operating income for the three and six months ended June 30, 2018 was positively impacted by a decrease in the statutory federal income tax rate as a result of Tax Reform (See Income Taxes).
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

The adjustments made to net income to arrive at non-GAAP operating income for the three and six months ended June 30, 2018 and 2017 are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Reconciliation from net income to non-GAAP operating income:
Net income	$93,903	$26,946	$234,865	$80,885
Adjustments to arrive at non-GAAP operating income:
Net realized investment (gains) losses, including OTTI	25,624	(1,559)	25,647	(3,501)
Change in fair value of derivatives and embedded derivatives - fixed index annuities	(30,094)	57,571	(108,912)	68,548
Change in fair value of derivatives - debt	(739)	465	(2,571)	218
Income taxes	(2,046)	(19,741)	15,313	(22,846)
Non-GAAP operating income	$86,648	$63,682	$164,342	$123,304
The amounts disclosed in the reconciliation above are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs where applicable.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 13% to $55.0 million in the second quarter of 2018 and 15% to $105.7 million for the six months ended June 30, 2018 compared to $48.6 million and $92.2 million for the same periods in 2017. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Surrender charges	$16,520	$13,896	$32,802	$27,530
Lifetime income benefit riders (LIBR) fees	38,486	34,707	72,927	64,645
	$55,006	$48,603	$105,729	$92,175

Withdrawals from annuity policies subject to surrender charges	$136,599	$114,922	$266,595	$222,141
Average surrender charge collected on withdrawals subject to surrender charges	12.1%	12.1%	12.3%	12.4%

Fund values on policies subject to LIBR fees	$5,485,450	$5,067,601	$10,267,249	$9,364,039
Weighted average per policy LIBR fee	0.70%	0.68%	0.71%	0.69%
The increase in annuity product charges was primarily attributable to an increase in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee and an increase in the average fees being charged due to higher fees on new products as compared to prior periods. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders. Surrender charges increased in the 2018 periods due to increases in withdrawals from annuity policies subject to surrender charges.
Net investment income increased 8% to $533.3 million in the second quarter of 2018 and 7% to $1.0 billion for the six months ended June 30, 2018 compared to $493.5 million and $979.1 million for the same periods in 2017. The increase was principally attributable to the growth in our annuity business and corresponding increases in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 8% to $47.8 billion for the second quarter of 2018 and 8% to $47.3 billion for the six months ended June 30, 2018 compared to $44.4 billion and $44.0 billion for the same periods in 2017.
The average yield earned on average invested assets was 4.47% for the second quarter of 2018 and 4.42% for the six months ended June 30, 2018 compared to 4.45% and 4.46% for the same periods in 2017. The increase in average yield earned for the three months ended June 30, 2018 compared to the same period in 2017 was attributable to the impact of non-trendable investment income items items which added ten basis points to the average yield for the three months ended June 30, 2018 compared to eight basis points for the three months ended June 30, 2017. The decrease in average yield for the six months ended June 30, 2018 compared to the same period in 2018 was attributable to the impact of non-trendable investment income items items which added thirteen basis points to the average yield for the six months ended June 30, 2018 compared to eighteen basis points for the six months ended June 30, 2017. The average yield for the three and six months ended June 30, 2018 benefited from investment of new premiums and portfolio cash flows at rates above the overall portfolio yield and higher yields being earned on our floating rate investments. The average yield on fixed income securities purchased and commercial mortgage loans funded during the three and six months ended June 30, 2018 was 4.77% and 4.61%, respectively, compared to 3.96% and 4.03% for the same periods in 2017.

Change in fair value of derivatives consists of call options purchased to fund annual index credits on fixed index annuities, and an interest rate swap and interest rate caps that hedge our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Call options:
Gain on option expiration	$178,530	$232,965	$470,506	$438,365
Change in unrealized gains/losses	(46,858)	34,740	(791,432)	216,076
Interest rate swap	360	(549)	1,400	(474)
Interest rate caps	173	(336)	648	(614)
	$132,205	$266,820	$(318,878)	$653,353
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based which impacts the market values and changes in the market values of those call options between periods. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
S&P 500 Index
Point-to-point strategy	1.0% - 7.8%	1.0% - 10.5%	1.0% - 12.6%	1.0% - 13.3%
Monthly average strategy	0.8% - 8.0%	0.5% - 9.0%	0.6% - 8.0%	0.1% - 10.6%
Monthly point-to-point strategy	0.0% - 10.3%	0.0% - 13.0%	0.0% - 17.5%	0.0% - 15.2%
Fixed income (bond index) strategies	0.0% - 5.1%	0.0% - 4.5%	0.0% - 5.1%	0.0% - 4.5%
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
Losses on available for sale fixed maturity securities were realized primarily due to strategies to reposition the fixed maturity security portfolio that resulted in improved net investment income, risk or duration profiles as they pertain to our asset liability management. During the three and six months ended June 30, 2018, we sold $1.6 billion in book value of securities with an average yield of 3.12% as a part of our efforts to opportunistically replace lower yielding securities with higher yielding securities. As book yields on the securities sold were less than market yields, we incurred losses of approximately $38 million on these sales.
See Financial Condition - Investments and Note 4 to our unaudited consolidated financial statements for additional discussion of allowance for credit losses recognized on mortgage loans on real estate.
Net OTTI losses recognized in operations increased to $2.4 million in the second quarter of 2018 and $3.3 million for the six months ended June 30, 2018 compared to $0.9 million and $1.1 million for the same periods in 2017. See Financial Condition - Other Than Temporary Impairments for additional discussion of other than temporary impairments recognized during the periods presented.

Interest sensitive and index product benefits decreased 9% to $428.0 million in the second quarter of 2018 and increased 6% to $942.0 million for the six months ended June 30, 2018 compared to $472.6 million and $891.7 million for the same periods in 2017. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Index credits on index policies	$334,605	$371,623	$758,545	$693,503
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	54,508	65,133	111,278	132,139
Lifetime income benefit riders	38,838	35,840	72,223	66,093
	$427,951	$472,596	$942,046	$891,735
The decrease in index credits for the three months ended June 30, 2018 and increase in index credits for the six months ended June 30, 2018 were attributable to changes in the level of appreciation of the underlying indices during each period (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $341.6 million and $767.2 million for the three and six months ended June 30, 2018, compared to $378.5 million and $705.1 million for the same periods in 2017. The decrease in interest credited was due to decreases in the average rate credited to the annuity liabilities outstanding receiving a fixed rate of interest and the amount of annuity liabilities outstanding receiving a fixed rate of interest. The increase in benefits recognized for lifetime income benefit riders was due to an increase in the number of policies with lifetime income benefit riders which correlates to the increase in fees discussed in Annuity product charges.
The reserve (net of coinsurance ceded) held for lifetime income benefit riders was $776.7 million and $704.4 million at June 30, 2018 and December 31, 2017, respectively.
Amortization of deferred sales inducements, in general, has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 82% and 87% of our net annuity account values at June 30, 2018 and June 30, 2017, respectively. The increases in amortization from these factors have been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$68,224	$68,245	$135,435	$136,029
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	16,395	(35,136)	49,851	(40,724)
Net realized gains (losses) on investments and net OTTI losses recognized in operations	(6,507)	586	(6,751)	715
Amortization of deferred sales inducements after gross profit adjustments	$78,112	$33,695	$178,535	$96,020
Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives (see Note 5 to our unaudited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)

Fixed index annuities - embedded derivatives	$(288,900)	$3,676	$(1,394,923)	$79,886
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	186,951	171,297	425,742	319,257
	$(101,949)	$174,973	$(969,181)	$399,143

The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in discount rates used in estimating our embedded derivative liabilities; and (iii) the growth in the host component of the policy liability. The amounts presented as "Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting" represents the total change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date, less the change in fair value of our fixed index annuities embedded derivative. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2017. The primary reasons for the decrease in the change in fair value of the fixed index annuity embedded derivatives during the three and six months ended June 30, 2018 were decreases in the expected index credits on the next policy anniversary dates resulting from decreases in the fair value of the call options acquired to fund these index credits during the three and six months ended June 30, 2018 compared to the increases in the expected index credits due to increases in the fair value of the call options for the same periods of 2017 and increases in the discount rates used in estimating the fair value of our embedded derivative liabilities during the three and six months ended June 30, 2018 compared to decreases in those same discount rates for the same periods of 2017. The discount rates used in estimating our embedded derivative liabilities fluctuate based on changes in the general level of interest rates and credit spreads both of which increased during the three and six months ended June 30, 2018.
Interest expense on notes and loan payable decreased 27% to $6.4 million in the second quarter of 2018 and 22% to $12.7 million for the six months ended June 30, 2018 compared to $8.7 million and $16.4 million for the same periods in 2017. Interest expense by debt instrument is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
2027 Notes	$6,374	$1,062	$12,746	$1,062
2021 Notes	—	6,900	—	13,796
Term loan due 2019	—	716	—	1,542
	$6,374	$8,678	$12,746	$16,400
The decrease in interest expense for the three and six months ended June 30, 2018 was due to the repayment of our outstanding $100 million term loan and the refinancing of our $400 million 6.625% notes due 2021 with the issuance of the 2027 Notes. This lowered our senior notes costs to 5% from 6.625%.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$97,715	$96,343	$193,155	$191,774
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	25,980	(47,576)	71,517	(53,454)
Net realized gains (losses) on investments and net OTTI losses recognized in operations	(8,646)	780	(8,984)	905
Amortization of deferred policy acquisition costs after gross profit adjustments	$115,049	$49,547	$255,688	$139,225

Other operating costs and expenses increased 25% to $32.5 million in the second quarter of 2018 and 19% to $63.8 million for the six months ended June 30, 2018 compared to $26.0 million and $53.5 million for the same periods in 2017 and are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
			(Dollars in thousands)
Salary and benefits	$17,547	$13,282	$33,934	$27,059
Risk charges	7,857	7,144	15,536	14,199
Other	7,136	5,538	14,310	12,285
Total other operating costs and expenses	$32,540	$25,964	$63,780	$53,543
Salary and benefits for the three and six months ended June 30, 2017 reflect a benefit of $1.3 million related to the retirement agreement with our former executive chairman. In addition, salary and benefits for the three and six months ended June 30, 2018 reflect increases of $2.3 million and $3.3 million, respectively, due to an increased number of employees related to our growth, and increases of $0.8 million and $2.7 million, respectively, for expense recognized under our equity and cash incentive compensation programs ("incentive compensation programs"). The increases in expense for our incentive compensation programs were primarily due to increases in the actual and expected payouts due to a larger number of employees participating in the programs, higher potential payouts for certain employees participating in the programs and, for the six months period, an increase in the percentage of restricted stock units that were earned or expected to be earned.
The increase in reinsurance risk charges expense for the three and six months ended June 30, 2018 compared to the same periods in 2017 was due to growth in our policyholder liabilities subject to the reinsurance agreement pursuant to which we cede excess regulatory reserves to an unaffiliated reinsurer. The regulatory reserves ceded at June 30, 2018 and 2017 were $772.0 million and $700.0 million, respectively.
Other expenses increased for the three and six month ended June 30, 2018 as compared to the three and six months ended June 30, 2017 primarily as a result of an increase in legal expenses.
Income tax expense was $20.3 million in the second quarter of 2018 and $57.0 million for the six months ended June 30, 2018 compared to $13.3 million and $40.9 million for the same periods in 2017. The change in income tax expense was primarily due to changes in income before income taxes as well as changes in the statutory federal income tax rate as a result of Tax Reform. The effective income tax rates for the three and six months ended June 30, 2018 were 17.8% and 19.5%, respectively, and 33.1% and 33.6% for the same periods in 2017, respectively.
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
The effective income tax rate was impacted by a discrete tax item related to share-based compensation that reduced income tax expense for the three and six months ended June 30, 2018 by approximately $0.8 million and $2.4 million, respectively and $0.3 million and $1.6 million for the same periods in 2017, respectively. The effective income tax rate also benefited from the impact of capital losses being carried back to periods in which a 35% statutory tax rate was in effect. The impact of utilizing a 35% statutory tax rate compared to the current statutory tax rate reduced income tax expense by approximately $3.2 million for the three and six months ended June 30, 2018.

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
The composition of our investment portfolio is summarized as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$11,355	—%	$11,876	—%
United States Government sponsored agencies	1,249,440	2.6%	1,305,017	2.6%
United States municipalities, states and territories	4,174,182	8.5%	4,166,812	8.3%
Foreign government obligations	228,613	0.5%	239,360	0.5%
Corporate securities	28,349,687	57.8%	29,956,012	59.6%
Residential mortgage backed securities	1,207,606	2.5%	1,105,567	2.2%
Commercial mortgage backed securities	5,331,174	10.9%	5,544,850	11.0%
Other asset backed securities	4,324,468	8.8%	3,120,536	6.2%
Total fixed maturity securities	44,876,525	91.6%	45,450,030	90.4%
Mortgage loans on real estate	2,794,382	5.7%	2,665,531	5.3%
Derivative instruments	847,243	1.7%	1,568,380	3.1%
Other investments	508,932	1.0%	616,764	1.2%
	$49,027,082	100.0%	$50,300,705	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	June 30, 2018		December 31, 2017
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$26,966,881	60.1%	$27,909,879	61.4%
Baa	16,301,175	36.3%	16,048,610	35.3%
Total investment grade	43,268,056	96.4%	43,958,489	96.7%
Ba	1,173,399	2.6%	1,035,676	2.3%
B	162,138	0.4%	130,857	0.3%
Caa	146,213	0.3%	134,586	0.3%
Ca and lower	126,719	0.3%	190,422	0.4%
Total below investment grade	1,608,469	3.6%	1,491,541	3.3%
	$44,876,525	100.0%	$45,450,030	100.0%

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
A summary of our fixed maturity securities by NAIC designation is as follows:

	June 30, 2018				December 31, 2017
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$26,684,401	$27,202,339	$27,202,339	60.6%	$26,669,427	$28,274,379	$28,274,379	62.2%
2	16,234,429	16,224,126	16,224,126	36.2%	15,198,551	15,869,219	15,869,219	34.9%
3	1,315,549	1,264,462	1,273,509	2.8%	1,161,737	1,157,420	1,158,001	2.5%
4	176,033	150,805	150,805	0.3%	134,838	117,542	117,542	0.3%
5	12,566	17,592	17,592	0.1%	17,015	20,927	20,927	0.1%
6	7,918	8,154	8,154	—%	12,232	9,962	9,962	—%
	$44,430,896	$44,867,478	$44,876,525	100.0%	$43,193,800	$45,449,449	$45,450,030	100.0%
The amortized cost and fair value of fixed maturity securities at June 30, 2018, by contractual maturity, are presented in Note 3 to our unaudited consolidated financial statements in this form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
June 30, 2018
Fixed maturity securities, available for sale:
United States Government full faith and credit	5	$9,978	$(434)	$9,544
United States Government sponsored agencies	23	1,066,623	(75,670)	990,953
United States municipalities, states and territories	135	470,969	(14,835)	456,134
Foreign government obligations	6	154,558	(5,671)	148,887
Corporate securities:
Finance, insurance and real estate	287	3,371,872	(138,306)	3,233,566
Manufacturing, construction and mining	216	2,197,019	(84,744)	2,112,275
Utilities and related sectors	249	2,683,375	(97,768)	2,585,607
Wholesale/retail trade	104	1,271,091	(53,985)	1,217,106
Services, media and other	504	5,430,599	(237,084)	5,193,515
Residential mortgage backed securities	47	377,498	(7,774)	369,724
Commercial mortgage backed securities	472	4,022,237	(121,324)	3,900,913
Other asset backed securities	331	2,104,160	(20,867)	2,083,293
	2,379	$23,159,979	$(858,462)	$22,301,517
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$77,155	$(9,047)	$68,108

December 31, 2017
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$8,443	$(147)	$8,296
United States Government sponsored agencies	18	1,035,489	(31,730)	1,003,759
United States municipalities, states and territories	48	176,831	(3,596)	173,235
Foreign government obligations	2	64,313	(2,025)	62,288
Corporate securities:
Finance, insurance and real estate	92	1,090,077	(33,178)	1,056,899
Manufacturing, construction and mining	55	468,505	(14,324)	454,181
Utilities and related sectors	63	657,599	(13,000)	644,599
Wholesale/retail trade	31	344,196	(12,620)	331,576
Services, media and other	165	1,693,343	(72,565)	1,620,778
Residential mortgage backed securities	20	75,159	(2,471)	72,688
Commercial mortgage backed securities	310	2,473,034	(69,840)	2,403,194
Other asset backed securities	146	996,531	(13,405)	983,126
	954	$9,083,520	$(268,901)	$8,814,619
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$77,041	$(581)	$76,460
The increase in unrealized losses from December 31, 2017 to June 30, 2018 was primarily due to an increase in interest rates in addition to price deterioration due to wider credit spreads as of June 30, 2018. The 10-year U.S. Treasury yields at June 30, 2018 and December 31, 2017 were 2.85% and 2.40%, respectively. The 30-year U.S. Treasury yields at June 30, 2018 and December 31, 2017 were 2.98% and 2.74%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
June 30, 2018
1	$12,493,153	55.8%	$(471,160)	54.3%
2	8,756,320	39.2%	(314,880)	36.3%
3	981,651	4.4%	(54,503)	6.3%
4	138,505	0.6%	(25,424)	2.9%
5	6,035	—%	(623)	0.1%
6	3,008	—%	(919)	0.1%
	$22,378,672	100.0%	$(867,509)	100.0%
December 31, 2017
1	$5,433,608	61.1%	$(158,991)	59.0%
2	2,809,981	31.6%	(64,369)	23.9%
3	540,320	6.1%	(23,166)	8.6%
4	94,004	1.1%	(17,972)	6.7%
5	11,130	0.1%	(1,460)	0.5%
6	2,617	—%	(3,524)	1.3%
	$8,891,660	100.0%	$(269,482)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 2,380 and 955 securities, respectively) have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017, along with a description of the factors causing the unrealized losses is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

The amortized cost and fair value of fixed maturity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
June 30, 2018
Fixed maturity securities:
Investment grade:
Less than six months	1,588	$15,084,171	$14,728,237	$(355,934)
Six months or more and less than twelve months	276	2,587,793	2,476,246	(111,547)
Twelve months or greater	401	4,439,329	4,116,890	(322,439)
Total investment grade	2,265	22,111,293	21,321,373	(789,920)
Below investment grade:
Less than six months	57	538,546	528,431	(10,115)
Six months or more and less than twelve months	11	106,038	97,289	(8,749)
Twelve months or greater	47	481,257	422,532	(58,725)
Total below investment grade	115	1,125,841	1,048,252	(77,589)
	2,380	$23,237,134	$22,369,625	$(867,509)

December 31, 2017
Fixed maturity securities:
Investment grade:
Less than six months	409	$3,550,774	$3,520,164	$(30,610)
Six months or more and less than twelve months	27	257,924	249,690	(8,234)
Twelve months or greater	430	4,668,838	4,486,239	(182,599)
Total investment grade	866	8,477,536	8,256,093	(221,443)
Below investment grade:
Less than six months	32	201,885	194,821	(7,064)
Six months or more and less than twelve months	12	36,595	34,619	(1,976)
Twelve months or greater	45	444,545	405,546	(38,999)
Total below investment grade	89	683,025	634,986	(48,039)
	955	$9,160,561	$8,891,079	$(269,482)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
June 30, 2018
Investment grade:
Less than six months	5	$94,958	$76,484	$(18,474)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	5	94,958	76,484	(18,474)
Below investment grade:
Less than six months	3	55,734	44,098	(11,636)
Six months or more and less than twelve months	1	11,009	8,075	(2,934)
Twelve months or greater	3	38,136	26,364	(11,772)
Total below investment grade	7	104,879	78,537	(26,342)
	12	$199,837	$155,021	$(44,816)

December 31, 2017
Investment grade:
Less than six months	3	$8,597	$6,931	$(1,666)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	3	8,597	6,931	(1,666)
Below investment grade:
Less than six months	1	11,021	8,275	(2,746)
Six months or more and less than twelve months	1	3,523	2,674	(849)
Twelve months or greater	4	55,647	37,591	(18,056)
Total below investment grade	6	70,191	48,540	(21,651)
	9	$78,788	$55,471	$(23,317)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
June 30, 2018
Due in one year or less	$10,626	$10,612	$—	$—
Due after one year through five years	2,414,294	2,362,614	—	—
Due after five years through ten years	6,978,577	6,735,087	—	—
Due after ten years through twenty years	2,958,920	2,800,285	—	—
Due after twenty years	4,293,667	4,038,989	77,155	68,108
	16,656,084	15,947,587	77,155	68,108
Residential mortgage backed securities	377,498	369,724	—	—
Commercial mortgage backed securities	4,022,237	3,900,913	—	—
Other asset backed securities	2,104,160	2,083,293	—	—
	$23,159,979	$22,301,517	$77,155	$68,108

December 31, 2017
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	463,667	454,062	—	—
Due after five years through ten years	1,996,166	1,945,474	—	—
Due after ten years through twenty years	1,937,009	1,881,162	—	—
Due after twenty years	1,141,954	1,074,913	77,041	76,460
	5,538,796	5,355,611	77,041	76,460
Residential mortgage backed securities	75,159	72,688	—	—
Commercial mortgage backed securities	2,473,034	2,403,194	—	—
Other asset backed securities	996,531	983,126	—	—
	$9,083,520	$8,814,619	$77,041	$76,460
International Exposure
We hold fixed maturity securities with international exposure. As of June 30, 2018, 22% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	June 30, 2018
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$264,696	$273,962	0.6%
Asia/Pacific	431,651	434,673	1.0%
Non-GIIPS Europe	2,965,115	2,969,324	6.6%
Latin America	289,182	291,341	0.7%
Non-U.S. North America	1,367,930	1,383,710	3.1%
Australia & New Zealand	773,715	754,485	1.7%
Other	3,894,080	3,878,362	8.6%
	$9,986,369	$9,985,857	22.3%

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

All of the securities presented in the table above are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2), except for the following:

	June 30, 2018
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
GIIPS	$19,518	$19,414
Asia/Pacific	11,000	9,423
Non-GIIPS Europe	156,512	149,949
Latin America	71,556	67,776
Non-U.S. North America	66,274	64,541
Other	274,248	268,713
	$599,108	$579,816
Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our residential and commercial mortgage backed securities as we monitor all of our residential and commercial mortgage backed securities on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At June 30, 2018, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Below investment grade
Corporate securities:
Consumer discretionary	2	$25,967	$(5,105)	$20,862	7 - 41	0 - 4
Energy	4	29,052	(4,990)	24,062	5 - 46	0 - 11
Industrials	1	2,671	(596)	2,075	44	4
Materials	1	3,990	1,146	5,136	—	—
Other asset backed securities:
Financials	2	3,928	(919)	3,009	61 - 87	0 - 42
	10	$65,608	$(10,464)	$55,144

We have determined that the unrealized losses of the securities on the watch list are temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost. Our analysis of these securities and their credit performance at June 30, 2018 is as follows:
Corporate securities:
Consumer discretionary: The decline in the value of these securities, issued by a United States based toy manufacturer, relates to weak operating performance and sales trends and downgrade pressure from all three main rating agencies. A portion of the decrease in sales is attributable to the liquidation of a major toy retailer during the fourth quarter of 2017. While the issuer has seen a decrease in operating performance, it has implemented a plan to reduce costs and stabilize its revenue and is in the early phase of executing on that plan. We have determined that these securities were not other than temporarily impaired due to our evaluation of the operating performance and the creditworthiness of the issuer and the fact that all required payments have been made.
Energy, Industrials and Materials: The decline in the value of these securities relates to continued operational pressure due to past declines in certain commodity prices specific to their businesses. The decline in these commodity prices creates financial challenges as the companies had to realign operations to accommodate the new environment. These issuers will be stressed greater than the average company due to their price sensitivity and the specific position they hold in the supply chain. While values have declined, improving commodity prices should continue to provide better financial performance for these companies. We recognized an other than temporary impairment on one security during the fourth quarter of 2017 due to our evaluation of the operating performance and the credit worthiness of the issuer. While the remaining issuers have seen their financial and profitability profile weakened, we have determined that the remaining securities were not other than temporarily impaired due to our evaluation of the operating performance and the credit worthiness of the issuer.
Other asset backed securities:
Financials:  The decline in value of one of the asset backed securities is due to poor performance in the underlying pool of student loans. The investment is backed by a guarantee from the for-profit education services provider. We have determined that this security was not other than temporarily impaired, because all required payments have been made. The decline in value of the other asset backed security is related directly to the decline in oil prices and the financial stability of its operator. The issuer has direct exposure to the oil market as its primary business is deep water drilling. As oil prices have remained low, the operator of the deep water vessel has experienced financial pressure on its balance sheet and similar vessel sales have been at softer valuations. We recognized other than temporary impairments on this security during the second quarter of 2018 and the second quarter of 2017.
Other Than Temporary Impairments
We have a policy and process to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2017.
During the three and six months ended June 30, 2018, we recognized additional credit losses on residential mortgage backed securities on which we have previously recognized OTTI. In addition, during the three and six months ended June 30, 2018, we recognized an additional credit loss of $2.0 million on an other asset backed security as potential sales activity related to the asset backing our security led us to conclude that the asset is worth less than our previous estimates. During the six months ended June 30, 2018 we recognized an OTTI of $0.9 million on a corporate security issued by a Brazilian food company due to our intent to sell the security, which was in an unrealized loss position..
During the three and six months ended June 30, 2017, we recognized additional credit losses on residential mortgage backed securities on which we have previously recognized OTTI. During the three months ended June 30, 2017, we recognized an additional impairment of $0.3 million on an other asset backed security as sales of similar assets during the second quarter of 2017 led us to conclude that the asset backing our security is worth less than our previous estimates.
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

Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, net of loan loss allowances and deferred prepayment fees. At June 30, 2018 and December 31, 2017, the largest principal amount outstanding for any single mortgage loan was $23.8 million and $21.2 million, respectively, and the average loan size was $3.6 million and $3.5 million, respectively. In addition, the average loan to value ratio for the overall portfolio was 53.4% and 53.6% at June 30, 2018 and December 31, 2017, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 to our unaudited consolidated financial statements in this Form 10-Q, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At June 30, 2018, we had commitments to fund commercial mortgage loans totaling $81.7 million, with interest rates ranging from 4.40% to 6.84%. During 2018 and 2017, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the six months ended June 30, 2018, we received $88.2 million in cash for loans being paid in full compared to $135.8 million for the six months ended June 30, 2017. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
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
We have a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio (based on most recent information collected) follows:

	June 30, 2018		December 31, 2017
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$1,949,718	69.6%	$1,826,596	68.3%
Greater than or equal to 1.2 and less than 1.5	654,434	23.3%	638,299	23.9%
Greater than or equal to 1.0 and less than 1.2	134,081	4.8%	148,881	5.6%
Less than 1.0	63,647	2.3%	60,539	2.2%
	$2,801,880	100.0%	$2,674,315	100.0%
All of our mortgage loans (based on principal outstanding) that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at June 30, 2018.
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

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Impaired mortgage loans with an allowance	$3,152	$5,445
Impaired mortgage loans with no related allowance	1,354	1,436
Allowance for probable loan losses	(696)	(1,418)
Net carrying value of impaired mortgage loans	$3,810	$5,463
At June 30, 2018, we had no commercial mortgage loans that were delinquent (60 days or more past due at the reporting date) in their principal and interest payments.

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
Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $680.4 million for the six months ended June 30, 2018 compared to $873.0 million for the six months ended June 30, 2017, with the decrease attributable to a $65.5 million decrease in net annuity deposits after coinsurance and a $127.1 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2018, up to $377.1 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $1.8 billion of statutory earned surplus at June 30, 2018.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of June 30, 2018, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to maintain this rating objective. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
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
Cash and cash equivalents of the parent holding company at June 30, 2018, were $51.4 million. In addition, we have a $150 million revolving line of credit, with no borrowings outstanding, available through September 2021 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.

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
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at June 30, 2018, of which $85.5 million has been swapped to a fixed rate for seven years which began in March 2014 and $79.0 million has been capped for seven years which began in July 2014 (see Note 5 to our unaudited consolidated financial statements in this Form 10-Q). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for fixed index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (30 basis points) from levels at June 30, 2018, we estimate that the fair value of our fixed maturity securities would decrease by approximately $1.0 billion. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $356.6 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2017 for a further discussion of liquidity risk.
At June 30, 2018, 36% of our fixed income securities have call features, of which 2.7% ($1.2 billion) were subject to call redemption. Another 0.4% ($168.9 million) will become subject to call redemption during the next twelve months. Approximately 73% of our fixed income securities that have call features are not callable until within six months of their stated maturities. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At June 30, 2018, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies. At June 30, 2018, approximately 14% of our annuity liabilities were at minimum guaranteed crediting rates.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Annual index credits to policyholders on their anniversaries	$334,605	$371,623	$758,545	$693,503
Proceeds received at expiration of options related to such credits	341,616	378,517	767,173	705,069
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of June 30, 2018 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 7 - Commitments and Contingencies to the unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures.
Item 1A. Risk Factors
Our 2017 Annual Report on Form 10-K described our Risk Factors. Other than as set forth below, there have been no material changes to the Risk Factors during the six months ended June 30, 2018.
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

Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including financial services regulation, securities regulation, federal taxation and employment matters, can significantly affect the insurance business. We may be subject to regulation by the DOL when providing a variety of products and services to employee benefit plans governed by ERISA. Heightened standards of conduct as a result of a fiduciary or best interest standard or other similar rules or regulations could also increase the compliance and regulatory burdens on our representatives. In addition, legislation has been enacted which could result in the federal government assuming some role in the regulation of the insurance industry.
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
The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share
January 1, 2018 - January 31, 2018	—	$—
February 1, 2018 - February 28, 2018	913	$31.92
March 1, 2018 - March 31, 2018	8,759	$31.82
April 1, 2018 - April 30, 2018	—	$—
May 1, 2018 - May 31, 2018	—	$—
June 1, 2018 - June 30, 2018	2,018	$35.70
Total	11,690

(a)	Includes the number of shares of common stock utilized to execute certain stock incentive awards.

Item 6. Exhibits

Exhibit No.	Description	Method of Filing
10.1	Form of Restricted Stock Unit Award Agreement	Filed herewith
12.1	Ratio of Earnings to Fixed Charges	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2018	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ John M. Matovina
John M. Matovina, Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Ted M. Johnson
Ted M. Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

		By:	/s/ Scott A. Samuelson
Scott A. Samuelson, Vice President and Chief Accounting Officer
(Principal Accounting Officer)