Form 10-Q
period 2018-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2018-11-06
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of November 1, 2018, there were 90,343,123 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2018 - $45,688,342; 2017 - $43,116,759)	$45,822,017	$45,372,989
Held for investment, at amortized cost (fair value: 2018 - $71,113; 2017 - $76,460)	77,213	77,041
Mortgage loans on real estate	2,892,155	2,665,531
Derivative instruments	1,290,387	1,568,380
Other investments	536,594	616,764
Total investments	50,618,366	50,300,705

Cash and cash equivalents	1,129,242	1,434,045
Coinsurance deposits	5,017,255	4,858,289
Accrued investment income	481,999	429,008
Deferred policy acquisition costs	3,318,733	2,714,523
Deferred sales inducements	2,384,161	2,001,892
Deferred income taxes	250,734	38,147
Income taxes recoverable	13,712	—
Other assets	234,796	254,127
Total assets	$63,448,998	$62,030,736

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$57,992,164	$56,142,673
Other policy funds and contract claims	271,765	282,884
Notes payable	494,464	494,093
Subordinated debentures	242,875	242,565
Amounts due under repurchase agreements	116,399	—
Income taxes payable	—	34,285
Other liabilities	1,842,035	1,984,079
Total liabilities	60,959,702	59,180,579

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2018 and 2017 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2018 - 90,277,626 shares (excluding 1,598,190 treasury shares); 2017 - 89,331,087 shares (excluding 2,064,727 treasury shares)	90,278	89,331
Additional paid-in capital	807,310	791,446
Accumulated other comprehensive income	70,288	724,599
Retained earnings	1,521,420	1,244,781
Total stockholders' equity	2,489,296	2,850,157
Total liabilities and stockholders' equity	$63,448,998	$62,030,736
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Premiums and other considerations	$7,240	$8,569	$22,050	$25,691
Annuity product charges	58,365	51,931	164,094	144,106
Net investment income	549,391	500,202	1,593,457	1,479,288
Change in fair value of derivatives	595,311	362,525	276,433	1,015,878
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	(2,196)	1,579	(40,275)	7,790
OTTI losses on investments:
Total OTTI losses	(14,373)	(273)	(16,025)	(273)
Portion of OTTI losses recognized in (from) other comprehensive income	—	(191)	(1,651)	(1,281)
Net OTTI losses recognized in operations	(14,373)	(464)	(17,676)	(1,554)
Loss on extinguishment of debt	—	(18,389)	—	(18,817)
Total revenues	1,193,738	905,953	1,998,083	2,652,382

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	10,721	10,823	32,091	32,684
Interest sensitive and index product benefits	413,089	501,028	1,355,135	1,392,763
Amortization of deferred sales inducements	55,244	14,707	233,779	110,727
Change in fair value of embedded derivatives	383,716	229,702	(585,465)	628,845
Interest expense on notes and loan payable	6,376	7,597	19,122	23,997
Interest expense on subordinated debentures	3,942	3,502	11,450	10,260
Amortization of deferred policy acquisition costs	81,053	23,023	336,741	162,248
Other operating costs and expenses	31,924	28,782	95,704	82,325
Total benefits and expenses	986,065	819,164	1,498,557	2,443,849
Income before income taxes	207,673	86,789	499,526	208,533
Income tax expense	38,345	29,832	95,333	70,691
Net income	$169,328	$56,957	$404,193	$137,842

Earnings per common share	$1.87	$0.64	$4.48	$1.55
Earnings per common share - assuming dilution	$1.85	$0.63	$4.42	$1.53

Weighted average common shares outstanding (in thousands):
Earnings per common share	90,486	89,069	90,278	88,873
Earnings per common share - assuming dilution	91,651	90,421	91,355	90,171
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$169,328	$56,957	$404,193	$137,842
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	(138,863)	75,017	(971,451)	487,486
Noncredit component of OTTI losses (1)	—	110	775	625
Reclassification of unrealized investment gains/losses to net income (1)	(525)	825	(19,026)	3,466
Other comprehensive income (loss) before income tax	(139,388)	75,952	(989,702)	491,577
Income tax effect related to other comprehensive income (loss)	29,270	(26,583)	207,837	(172,052)
Other comprehensive income (loss)	(110,118)	49,369	(781,865)	319,525
Comprehensive income (loss)	$59,210	$106,326	$(377,672)	$457,367

(1)	Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2016	$88,001	$770,344	$339,966	$1,093,284	$2,291,595
Net income for period	—	—	—	137,842	137,842
Other comprehensive income	—	—	319,525	—	319,525
Share-based compensation	—	5,414	—	—	5,414
Issuance of 932,798 shares of common stock under compensation plans	933	7,358	—	—	8,291
Balance at September 30, 2017	$88,934	$783,116	$659,491	$1,231,126	$2,762,667

Balance at December 31, 2017	$89,331	$791,446	$724,599	$1,244,781	$2,850,157
Net income for period	—	—	—	404,193	404,193
Other comprehensive loss	—	—	(781,865)	—	(781,865)
Implementation of accounting standard related to the reclassification of certain tax effects	—	—	127,554	(127,554)	—
Share-based compensation	—	8,444	—	—	8,444
Issuance of 946,539 shares of common stock under compensation plans	947	7,420	—	—	8,367
Balance at September 30, 2018	$90,278	$807,310	$70,288	$1,521,420	$2,489,296
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income	$404,193	$137,842
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	1,355,135	1,392,763
Amortization of deferred sales inducements	233,779	110,727
Annuity product charges	(164,094)	(144,106)
Change in fair value of embedded derivatives	(585,465)	628,845
Change in traditional life and accident and health insurance reserves	2,241	170
Policy acquisition costs deferred	(289,131)	(312,355)
Amortization of deferred policy acquisition costs	336,741	162,248
Provision for depreciation and other amortization	2,584	2,793
Amortization of discounts and premiums on investments	15,315	11,079
Realized (gains) losses on investments and net OTTI losses recognized in operations	57,951	(6,236)
Distributions from equity method investments	1,043	1,191
Change in fair value of derivatives	(276,688)	(1,016,714)
Deferred income taxes	(4,750)	(38,998)
Loss on extinguishment of debt	—	18,817
Share-based compensation	8,444	5,414
Change in accrued investment income	(52,991)	(41,409)
Change in income taxes recoverable/payable	(47,997)	407
Change in other assets	(469)	31
Change in other policy funds and contract claims	(16,203)	(19,941)
Change in collateral held for derivatives	(335,548)	446,920
Change in other liabilities	(48,663)	(62,487)
Other	(9,188)	(11,016)
Net cash provided by operating activities	586,239	1,265,985

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	2,797,834	1,333,829
Mortgage loans on real estate	239,135	240,245
Derivative instruments	1,252,754	1,150,793
Other investments	156,536	8,182
Acquisitions of investments:
Fixed maturity securities - available for sale	(5,215,295)	(3,755,011)
Mortgage loans on real estate	(465,473)	(370,229)
Derivative instruments	(642,849)	(494,226)
Other investments	(67,646)	(18,654)
Purchases of property, furniture and equipment	(3,510)	(3,894)
Net cash used in investing activities	(1,948,514)	(1,908,965)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$3,255,014	$3,151,516
Coinsurance deposits	(53,806)	30,892
Return of annuity policyholder account balances	(2,248,876)	(2,048,967)
Financing fees incurred and deferred	—	(5,609)
Proceeds from issuance of notes payable	—	499,650
Repayment of notes payable	—	(413,252)
Repayment of loan payable	—	(100,000)
Net proceeds from amounts due under repurchase agreements	116,399	23,542
Proceeds from issuance of common stock	8,367	8,291
Change in checks in excess of cash balance	(19,626)	(8,687)
Net cash provided by financing activities	1,057,472	1,137,376
Increase (decrease) in cash and cash equivalents	(304,803)	494,396
Cash and cash equivalents at beginning of period	1,434,045	791,266
Cash and cash equivalents at end of period	$1,129,242	$1,285,662

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$24,009	$39,583
Income taxes	148,157	109,581
Non-cash operating activity:
Deferral of sales inducements	135,015	175,076
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company ("we", "us" or "our") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
New Accounting Pronouncements
In February 2016, the FASB issued an ASU that will require recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU affects accounting and disclosure more dramatically for lessees as accounting for lessors is mainly unchanged. This ASU will be effective for us on January 1, 2019, with early adoption permitted. While this guidance will lead to us establishing a lease asset and liability for our operating leases, we do not expect the impact to be significant to our consolidated financial statements.
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
In June 2018, the FASB issued an ASU that expands the scope of Accounting Standards Codification 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services to nonemployees and eliminates the existing accounting model for nonemployee share-based payment awards. This ASU will be effective for us on January 1, 2019, with early adoption permitted. While this guidance will lead to an earlier measurement date for our nonemployee restricted stock units that have not vested as of January 1, 2019, we do not expect it to have an impact on our consolidated financial statements upon adoption.
In August 2018, the FASB issued an ASU that revises certain aspects of the measurement models and disclosure requirements for long duration insurance and investment contracts. The FASB’s objective in issuing this ASU is to improve, simplify, and enhance the accounting for long-duration contracts. The revisions include updating cash flow assumptions in the calculation of the liability for traditional life products, introducing the term ‘market risk benefit’ ("MRB") and requiring all contract features meeting the definition of an MRB to be measured at fair value, simplifying the method used to amortize deferred policy acquisition costs and deferred sales inducements to a constant basis over the expected term of the related contracts rather than based on gross profits and enhancing disclosure requirements. While this ASU is effective for us on January 1, 2021, the transition date (the remeasurement date) is January 1, 2019. Early adoption of this ASU is permitted. We are in process of evaluating the impact this guidance will have on our consolidated financial statements.
Income Tax Reform
As a result of Tax Reform, the federal corporate tax rate was reduced from 35% to 21% effective January 1, 2018.

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$45,822,017	$45,822,017	$45,372,989	$45,372,989
Held for investment	77,213	71,113	77,041	76,460
Mortgage loans on real estate	2,892,155	2,835,345	2,665,531	2,670,037
Derivative instruments	1,290,387	1,290,387	1,568,380	1,568,380
Other investments	536,594	528,867	616,764	605,894
Cash and cash equivalents	1,129,242	1,129,242	1,434,045	1,434,045
Coinsurance deposits	5,017,255	4,547,180	4,858,289	4,347,990
Interest rate caps	1,244	1,244	415	415
Interest rate swap	1,125	1,125	—	—
Counterparty collateral	179,512	179,512	186,108	186,108

Liabilities
Policy benefit reserves	57,633,261	48,792,935	55,786,011	46,344,931
Single premium immediate annuity (SPIA) benefit reserves	271,275	279,993	282,563	292,153
Notes payable	494,464	500,000	494,093	521,800
Subordinated debentures	242,875	238,703	242,565	244,117
Amounts due under repurchase agreements	116,399	116,399	—	—
Interest rate swap	—	—	789	789
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

Our assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2018
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$10,962	$5,454	$5,508	$—
United States Government sponsored agencies	1,224,587	—	1,224,587	—
United States municipalities, states and territories	4,142,257	—	4,142,257	—
Foreign government obligations	226,500	—	226,500	—
Corporate securities	28,479,603	7	28,479,596	—
Residential mortgage backed securities	1,181,682	—	1,181,682	—
Commercial mortgage backed securities	5,337,368	—	5,337,368	—
Other asset backed securities	5,219,058	—	5,219,058	—
Other investments: equity securities	207,434	200,000	7,434	—
Derivative instruments	1,290,387	—	1,290,387	—
Cash and cash equivalents	1,129,242	1,129,242	—	—
Interest rate caps	1,244	—	1,244	—
Interest rate swap	1,125	—	1,125	—
Counterparty collateral	179,512	—	179,512	—
	$48,630,961	$1,334,703	$47,296,258	$—
Liabilities
Fixed index annuities - embedded derivatives	$8,947,193	$—	$—	$8,947,193

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of September 30, 2018 and December 31, 2017.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of September 30, 2018 and December 31, 2017, we utilized an estimate of 3.10% for the expected cost of annual call options, which is based on estimated long-term account value growth and a historical review of our actual option costs.

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

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
1 - 5	2.05%	1.83%	3.33%	3.32%
6 - 10	7.28%	7.01%	3.33%	3.32%
11 - 15	11.35%	11.31%	3.35%	3.34%
16 - 20	11.91%	11.96%	3.21%	3.20%
20+	11.58%	11.62%	3.21%	3.20%
Lapse rates are generally expected to increase as surrender charge percentages decrease. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.
The following table provides a reconciliation of the beginning and ending balances for our Level 3 liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$8,351,151	$7,552,365	$8,790,427	$6,563,288
Premiums less benefits	399,234	475,600	1,354,881	1,384,791
Change in fair value, net	196,808	41,140	(1,198,115)	121,026
Ending balance	$8,947,193	$8,069,105	$8,947,193	$8,069,105
The fair value of our fixed index annuities embedded derivatives is net of coinsurance ceded of $592.6 million and $539.7 million as of September 30, 2018 and December 31, 2017, respectively. Change in fair value, net for each period in our embedded derivatives is included in change in fair value of embedded derivatives in the unaudited consolidated statements of operations.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at September 30, 2018, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $553.9 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $330.2 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $614.7 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $352.1 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At September 30, 2018 and December 31, 2017, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2018
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,528	$79	$(645)	$10,962
United States Government sponsored agencies	1,308,358	11,824	(95,595)	1,224,587
United States municipalities, states and territories	3,949,293	224,586	(31,622)	4,142,257
Foreign government obligations	226,931	7,240	(7,671)	226,500
Corporate securities	28,406,182	746,913	(673,492)	28,479,603
Residential mortgage backed securities	1,129,176	64,183	(11,677)	1,181,682
Commercial mortgage backed securities	5,434,044	22,684	(119,360)	5,337,368
Other asset backed securities	5,222,830	35,553	(39,325)	5,219,058
	$45,688,342	$1,113,062	$(979,387)	$45,822,017
Held for investment:
Corporate security	$77,213	$—	$(6,100)	$71,113

December 31, 2017
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,861	$162	$(147)	$11,876
United States Government sponsored agencies	1,308,290	28,457	(31,730)	1,305,017
United States municipalities, states and territories	3,804,360	366,048	(3,596)	4,166,812
Foreign government obligations	228,214	13,171	(2,025)	239,360
Corporate securities	28,127,653	1,897,005	(145,687)	29,878,971
Residential mortgage backed securities	1,028,484	79,554	(2,471)	1,105,567
Commercial mortgage backed securities	5,531,922	82,768	(69,840)	5,544,850
Other asset backed securities	3,075,975	57,966	(13,405)	3,120,536
	$43,116,759	$2,525,131	$(268,901)	$45,372,989
Held for investment:
Corporate security	$77,041	$—	$(581)	$76,460

Other investments: equity securities, available for sale:
Finance, insurance, and real estate	$292,429	$—	$—	$292,429

The amortized cost and fair value of fixed maturity securities at September 30, 2018, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$283,309	$287,677	$—	$—
Due after one year through five years	5,564,840	5,561,473	—	—
Due after five years through ten years	9,893,201	9,753,983	—	—
Due after ten years through twenty years	9,562,224	9,883,734	—	—
Due after twenty years	8,598,718	8,597,042	77,213	71,113
	33,902,292	34,083,909	77,213	71,113
Residential mortgage backed securities	1,129,176	1,181,682	—	—
Commercial mortgage backed securities	5,434,044	5,337,368	—	—
Other asset backed securities	5,222,830	5,219,058	—	—
	$45,688,342	$45,822,017	$77,213	$71,113
Net unrealized gains on available for sale fixed maturity securities reported as a separate component of stockholders' equity were comprised of the following:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities	$133,675	$2,256,230
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(73,225)	(1,206,078)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense (a)	(12,696)	(348,087)
Net unrealized gains reported as accumulated other comprehensive income	$70,288	$724,599

(a)
December 31, 2017 includes $128 million related to the impact of Tax Reform that was reclassified between accumulated other comprehensive income and retained earnings within our consolidated balance sheet during the first quarter of 2018. For more information regarding the reclassification, see Note 1 to our unaudited consolidated financial statements.

The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by Nationally Recognized Statistical Rating Organizations ("NRSRO’s"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 97% of our fixed maturity portfolio rated investment grade at both September 30, 2018 and December 31, 2017, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	September 30, 2018		December 31, 2017
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$27,186,979	$27,478,961	$26,669,427	$28,274,379
2	16,972,448	16,868,800	15,198,551	15,869,219
3	1,406,867	1,365,147	1,161,737	1,157,420
4	180,233	156,449	134,838	117,542
5	11,200	16,898	17,015	20,927
6	7,828	6,875	12,232	9,962
	$45,765,555	$45,893,130	$43,193,800	$45,449,449

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 2,630 and 955 securities, respectively) have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2018
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$3,178	$(98)	$5,989	$(547)	$9,167	$(645)
United States Government sponsored agencies	43,310	(2,770)	927,678	(92,825)	970,988	(95,595)
United States municipalities, states and territories	684,699	(21,142)	123,625	(10,480)	808,324	(31,622)
Foreign government obligations	106,283	(4,031)	60,641	(3,640)	166,924	(7,671)
Corporate securities:
Finance, insurance and real estate	2,825,957	(83,452)	783,568	(75,867)	3,609,525	(159,319)
Manufacturing, construction and mining	2,145,542	(70,140)	294,755	(26,064)	2,440,297	(96,204)
Utilities and related sectors	2,569,490	(87,914)	383,587	(34,057)	2,953,077	(121,971)
Wholesale/retail trade	1,026,417	(36,525)	143,605	(18,263)	1,170,022	(54,788)
Services, media and other	4,472,035	(135,921)	950,004	(105,289)	5,422,039	(241,210)
Residential mortgage backed securities	396,096	(9,620)	41,760	(2,057)	437,856	(11,677)
Commercial mortgage backed securities	2,423,197	(40,541)	1,610,912	(78,819)	4,034,109	(119,360)
Other asset backed securities	3,066,340	(27,693)	191,639	(11,632)	3,257,979	(39,325)
	$19,762,544	$(519,847)	$5,517,763	$(459,540)	$25,280,307	$(979,387)
Held for investment:
Corporate security:
Insurance	$—	$—	$71,113	$(6,100)	$71,113	$(6,100)

December 31, 2017
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$1,565	$(10)	$6,731	$(137)	$8,296	$(147)
United States Government sponsored agencies	44,794	(180)	958,965	(31,550)	1,003,759	(31,730)
United States municipalities, states and territories	44,736	(128)	128,499	(3,468)	173,235	(3,596)
Foreign government obligations	49,663	(337)	12,625	(1,688)	62,288	(2,025)
Corporate securities:
Finance, insurance and real estate	456,244	(5,135)	600,655	(28,043)	1,056,899	(33,178)
Manufacturing, construction and mining	222,985	(3,475)	231,196	(10,849)	454,181	(14,324)
Utilities and related sectors	395,183	(4,099)	249,416	(8,901)	644,599	(13,000)
Wholesale/retail trade	152,941	(1,249)	178,635	(11,371)	331,576	(12,620)
Services, media and other	729,124	(19,000)	891,654	(53,565)	1,620,778	(72,565)
Residential mortgage backed securities	39,771	(387)	32,917	(2,084)	72,688	(2,471)
Commercial mortgage backed securities	1,096,757	(10,385)	1,306,437	(59,455)	2,403,194	(69,840)
Other asset backed securities	765,531	(3,499)	217,595	(9,906)	983,126	(13,405)
	$3,999,294	$(47,884)	$4,815,325	$(221,017)	$8,814,619	$(268,901)
Held for investment:
Corporate security:
Insurance	$—	$—	$76,460	$(581)	$76,460	$(581)
Based on the results of our process for evaluating available for sale securities in unrealized loss positions for other than temporary impairments, which is discussed in detail later in this footnote, we have determined that the unrealized losses on the securities in the preceding table are temporary. The unrealized losses at September 30, 2018 are principally related to timing of the purchases of these securities, which carry less yield than those available at September 30, 2018.

Approximately 93% and 83% of the unrealized losses on fixed maturity securities shown in the above table for September 30, 2018 and December 31, 2017, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the fixed maturity securities with unrealized losses are current with respect to the payment of principal and interest.
Changes in net unrealized gains on investments for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$2,947	$(1,711)	$(5,519)	$6,119
Investments carried at fair value:
Fixed maturity securities, available for sale	$(311,954)	$128,981	$(2,122,555)	$1,008,483
Equity securities, available for sale	—	(457)	—	(479)
	(311,954)	128,524	(2,122,555)	1,008,004
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	172,566	(52,572)	1,132,853	(516,427)
Deferred income tax asset/liability	29,270	(26,583)	207,837	(172,052)
	201,836	(79,155)	1,340,690	(688,479)
Change in net unrealized gains on investments carried at fair value	$(110,118)	$49,369	$(781,865)	$319,525
Proceeds from sales of available for sale securities for the nine months ended September 30, 2018 and 2017 were $1.8 billion and $496.1 million, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the nine months ended September 30, 2018 and 2017 were $997.6 million and $837.7 million, respectively.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains (losses) on investments, excluding net OTTI losses for the three and nine months ended September 30, 2018 and 2017, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$505	$1,520	$2,845	$11,571
Gross realized losses	(1,913)	(1)	(43,648)	(4,463)
	(1,408)	1,519	(40,803)	7,108
Available for sale equity securities:
Gross realized gains	—	348	—	348

Other investments:
Gain on sale of real estate	—	12	—	56

Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	(1,255)	(300)	(785)	278
Recovery of specific allowance	467	—	1,189	—
Gain on sale of mortgage loans	—	—	124	—
	(788)	(300)	528	278
	$(2,196)	$1,579	$(40,275)	$7,790
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

The following table presents the range of significant assumptions used to determine the credit loss component of other than temporary impairments we have recognized on residential mortgage backed securities for the nine months ended September 30, 2018 and 2017, which are all senior level tranches within the structure of the securities:

		Discount Rate		Default Rate		Loss Severity
	Vintage	Min	Max	Min	Max	Min	Max
Nine months ended September 30, 2018
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

The following table summarizes other than temporary impairments for the three and nine months ended September 30, 2018 and 2017, by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized in (from) Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Three months ended September 30, 2018
Fixed maturity securities, available for sale:
Corporate securities:
Capital goods	1	$(719)	$—	$(719)
Consumer discretionary	6	(5,968)	—	(5,968)
Energy	2	(1,212)	—	(1,212)
Financials	5	(3,495)	—	(3,495)
Information technology	1	(550)	—	(550)
Telecommunications	2	(249)	—	(249)
Transportation	1	(178)	—	(178)
Utilities	1	(94)	—	(94)
Commercial mortgage backed securities	1	(1,908)	—	(1,908)
	20	$(14,373)	$—	$(14,373)

Three months ended September 30, 2017
Fixed maturity securities, available for sale:
Residential mortgage backed securities	3	$(273)	$(191)	$(464)

Nine months ended September 30, 2018
Fixed maturity securities, available for sale:
Corporate securities:
Capital goods	1	$(719)	$—	$(719)
Consumer discretionary	7	(6,875)	—	(6,875)
Energy	2	(1,212)	—	(1,212)
Financials	5	(3,495)	—	(3,495)
Information technology	1	(550)	—	(550)
Telecommunications	2	(249)	—	(249)
Transportation	1	(178)	—	(178)
Utilities	1	(94)	—	(94)
Residential mortgage backed securities	3	(63)	(295)	(358)
Commercial mortgage backed securities	1	(1,908)	—	(1,908)
Other asset backed securities	1	(682)	(1,356)	(2,038)
	25	$(16,025)	$(1,651)	$(17,676)

Nine months ended September 30, 2017
Fixed maturity securities, available for sale:
Residential mortgage backed securities	8	$(273)	$(994)	$(1,267)
Other asset backed securities	1	—	(287)	(287)
	9	$(273)	$(1,281)	$(1,554)

The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(156,469)	$(153,526)	$(157,066)	$(166,375)
Additions for the amount related to credit losses for which OTTI has not previously been recognized	(14,373)	(273)	(16,025)	(273)
Additional credit losses on securities for which OTTI has previously been recognized	—	(191)	(1,651)	(1,281)
Accumulated losses on securities that were disposed of during the period	—	—	3,900	13,939
Cumulative credit loss at end of period	$(170,842)	$(153,990)	$(170,842)	$(153,990)
The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security, for securities that are part of our investment portfolio at September 30, 2018 and December 31, 2017:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
September 30, 2018
Fixed maturity securities, available for sale:
Corporate securities	$389,729	$(3,700)	$10,041	$396,070
Residential mortgage backed securities	255,611	(168,060)	202,923	290,474
Commercial mortgage backed securities	7,823	—	—	7,823
Other asset backed securities	2,529	—	(1,682)	847
	$655,692	$(171,760)	$211,282	$695,214
December 31, 2017
Fixed maturity securities, available for sale:
Corporate securities	$13,015	$(4,263)	$10,739	$19,491
Residential mortgage backed securities	297,582	(168,355)	201,620	330,847
Other asset backed securities	4,567	(1,356)	(1,875)	1,336
	$315,164	$(173,974)	$210,484	$351,674
4. Mortgage Loans on Real Estate
Our mortgage loan portfolio is summarized in the following table. There were commitments outstanding of $58.5 million at September 30, 2018.

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Principal outstanding	$2,900,458	$2,674,315
Loan loss allowance	(7,114)	(7,518)
Deferred prepayment fees	(1,189)	(1,266)
Carrying value	$2,892,155	$2,665,531

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

	September 30, 2018		December 31, 2017
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$598,239	20.6%	$548,067	20.5%
Middle Atlantic	170,836	5.9%	163,485	6.1%
Mountain	348,233	12.0%	308,486	11.5%
New England	9,482	0.3%	12,265	0.5%
Pacific	494,791	17.1%	466,030	17.4%
South Atlantic	667,043	23.0%	609,736	22.8%
West North Central	309,332	10.7%	324,808	12.2%
West South Central	302,502	10.4%	241,438	9.0%
	$2,900,458	100.0%	$2,674,315	100.0%
Property type distribution
Office	$267,017	9.2%	$283,926	10.6%
Medical Office	33,950	1.2%	34,338	1.3%
Retail	1,076,573	37.1%	1,040,028	38.9%
Industrial/Warehouse	743,787	25.7%	677,770	25.3%
Apartment	604,120	20.8%	462,897	17.3%
Mixed use/other	175,011	6.0%	175,356	6.6%
	$2,900,458	100.0%	$2,674,315	100.0%
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

The following table presents a rollforward of our specific and general valuation allowances for mortgage loans on real estate:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(696)	$(5,630)	$(2,049)	$(5,800)
Charge-offs	—	—	—	—
Recoveries	467	—	—	—
Change in provision for credit losses	(1,255)	—	—	(300)
Ending allowance balance	$(1,484)	$(5,630)	$(2,049)	$(6,100)

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(1,418)	$(6,100)	$(1,327)	$(7,100)
Charge-offs	—	—	—	—
Recoveries	1,189	—	—	—
Change in provision for credit losses	(1,255)	470	(722)	1,000
Ending allowance balance	$(1,484)	$(5,630)	$(2,049)	$(6,100)
The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Individually evaluated for impairment	$3,179	$5,445
Collectively evaluated for impairment	2,897,279	2,668,870
Total loans evaluated for impairment	$2,900,458	$2,674,315
Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the mortgage loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of Other investments and the mortgage loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. Recoveries are situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance). We did not own any real estate during the three and nine months ended September 30, 2018 and 2017.
We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Credit Exposure - By Payment Activity
Performing	$2,898,538	$2,670,657
In workout	—	1,436
Collateral dependent	1,920	2,222
	$2,900,458	$2,674,315

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
Mortgage loans are considered delinquent when they become 60 days or more past due. In general, when loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. There were $1.9 million and $2.2 million loans in non-accrual status at September 30, 2018 and December 31, 2017, respectively.
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
Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
September 30, 2018	$—	$—	$—	$—	$2,898,538	$1,920	$2,900,458
December 31, 2017	$—	$—	$—	$—	$2,672,093	$2,222	$2,674,315
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

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
September 30, 2018
Mortgage loans with an allowance	$1,695	$3,179	$(1,484)
Mortgage loans with no related allowance	—	—	—
	$1,695	$3,179	$(1,484)
December 31, 2017
Mortgage loans with an allowance	$4,027	$5,445	$(1,418)
Mortgage loans with no related allowance	1,436	1,436	—
	$5,463	$6,881	$(1,418)

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Three months ended September 30, 2018
Mortgage loans with an allowance	$2,337	$37
Mortgage loans with no related allowance	—	—
	$2,337	$37
Three months ended September 30, 2017
Mortgage loans with an allowance	$4,702	$21
Mortgage loans with no related allowance	1,496	22
	$6,198	$43
Nine months ended September 30, 2018
Mortgage loans with an allowance	$2,386	$136
Mortgage loans with no related allowance	—	—
	$2,386	$136
Nine months ended September 30, 2017
Mortgage loans with an allowance	$5,112	$228
Mortgage loans with no related allowance	1,533	69
	$6,645	$297
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. There were no mortgage loans on commercial real estate that we determined to be a TDR at September 30, 2018. A summary of mortgage loans on commercial real estate with outstanding principal at December 31, 2017 that we determined to be TDRs are as follows:

Geographic Region	Number of TDRs	Principal Balance Outstanding	Specific Loan Loss Allowance	Net Carrying Amount
		(Dollars in thousands)
December 31, 2017
South Atlantic	1	$2,947	$—	$2,947
East	1	1,933	(467)	1,466
	2	$4,880	$(467)	$4,413

5. Derivative Instruments
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$1,290,387	$1,568,380
Other assets
Interest rate caps	1,244	415
Interest rate swap	1,125	—
	$1,292,756	$1,568,795
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives	$8,947,193	$8,790,427
Other liabilities
Interest rate swap	—	789
	$8,947,193	$8,791,216
The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$594,872	$362,560	$273,946	$1,017,001
Interest rate swap	258	63	1,658	(411)
Interest rate caps	181	(98)	829	(712)
	$595,311	$362,525	$276,433	$1,015,878
Change in fair value of embedded derivatives:
Fixed index annuities - embedded derivatives	$196,808	$41,140	$(1,198,115)	$121,026
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	186,908	188,562	612,650	507,819
	$383,716	$229,702	$(585,465)	$628,845
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
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			September 30, 2018		December 31, 2017
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa3	$6,215,626	$214,380	$4,645,366	$237,955
Barclays	A	A2	2,509,716	76,397	4,135,537	154,127
BNP Paribas	A	Aa3	—	—	1,411,989	73,650
Canadian Imperial Bank of Commerce	A+	Aa2	5,200,352	173,803	2,808,030	84,268
Citibank, N.A.	A+	A1	4,904,171	176,825	4,104,666	219,900
Credit Suisse	A	A1	2,640,799	62,867	3,538,855	137,384
J.P. Morgan	A+	Aa3	3,225,810	116,332	1,753,649	109,689
Morgan Stanley	A+	A1	3,941,705	124,691	3,408,179	184,323
Royal Bank of Canada	AA-	A2	1,942,305	67,105	3,027,469	104,141
Societe Generale	A	A1	1,769,787	53,835	—	—
SunTrust	A-	Baa1	1,644,816	54,149	2,331,168	90,399
Wells Fargo	A+	Aa2	4,659,622	163,569	4,036,255	162,781
Exchange traded			235,663	6,434	296,840	9,763
			$38,890,372	$1,290,387	$35,498,003	$1,568,380
As of September 30, 2018 and December 31, 2017, we held $1.3 billion and $1.6 billion, respectively, of cash and cash equivalents and other securities from counterparties for derivative collateral, which is included in Other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $18.8 million and $11.9 million at September 30, 2018 and December 31, 2017, respectively.
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
Details regarding the interest rate swap are as follows:

	Notional		Pay		September 30, 2018	December 31, 2017
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	LIBOR	2.415%	SunTrust	$1,125	$(789)

Details regarding the interest rate caps are as follows:

	Notional		Cap		September 30, 2018	December 31, 2017
Maturity Date	Amount	Floating Rate	Rate	Counterparty	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	LIBOR	2.50%	SunTrust	$624	$207
July 8, 2021	12,000	LIBOR	2.50%	SunTrust	187	62
July 29, 2021	27,000	LIBOR	2.50%	SunTrust	433	146
	$79,000				$1,244	$415
The interest rate swap converts floating rates to fixed rates for seven years which began in March 2014. The interest rate caps cap our interest rates for seven years which began in July 2014.
6. Notes Payable and Amounts Due Under Repurchase Agreements
Notes payable includes the following:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Senior notes due 2027
Principal	$500,000	$500,000
Unamortized debt issue costs	(5,222)	(5,572)
Unamortized discount	(314)	(335)
	$494,464	$494,093
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
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $5.1 million and $41.4 million during the three and nine months ended September 30, 2018, respectively, compared to $22.4 million and $53.3 million for the same periods in 2017. The maximum amount borrowed was $544.1 million and $274.5 million during the nine months ended September 30, 2018 and 2017, respectively. The weighted average interest rate on amounts due under repurchase agreements was 0.00% and 1.66% for the three and nine months ended September 30, 2018, respectively, compared to 1.35% and 0.83% for the same periods in 2017.
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
In addition to our commitments to fund mortgage loans, we have unfunded commitments at September 30, 2018 to limited partnerships of $47.3 million and to privately placed corporate securities of $60.0 million.

8. Earnings Per Share
Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except share and per share data)
Numerator:
Net income - numerator for earnings per common share	$169,328	$56,957	$404,193	$137,842

Denominator:
Weighted average common shares outstanding	90,485,567	89,068,770	90,278,209	88,872,562
Effect of dilutive securities:
Stock options and deferred compensation agreements	705,465	974,208	750,588	924,465
Restricted stock and restricted stock units	459,854	377,552	326,613	373,993
Denominator for earnings per common share - assuming dilution	91,650,886	90,420,530	91,355,410	90,171,020

Earnings per common share	$1.87	$0.64	$4.48	$1.55
Earnings per common share - assuming dilution	$1.85	$0.63	$4.42	$1.53
There were no options to purchase shares of our common stock outstanding excluded from the computation of diluted earnings per share during the three and nine months ended September 30, 2018 or 2017, as the exercise price of all options outstanding was less than the average market price of our common shares for those periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at September 30, 2018, and the unaudited consolidated results of operations for the three and nine month periods ended September 30, 2018 and 2017, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average yield on invested assets	4.54%	4.43%	4.46%	4.45%
Aggregate cost of money	1.87%	1.73%	1.84%	1.75%
Aggregate investment spread	2.67%	2.70%	2.62%	2.70%

Impact of:
Investment yield - additional prepayment income	0.11%	0.05%	0.08%	0.06%
Cost of money benefit of over hedging	0.07%	0.06%	0.05%	0.06%
The cost of money for fixed index annuities and average crediting rates for fixed rate annuities are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2017. With respect to our fixed index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate strategy and expenses we incur to fund the annual index credits. Proceeds received upon expiration of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities and Financial Condition - Derivative Instruments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2017.
We continue to be in the midst of an unprecedented period of low interest rates and low yields for investments with the credit quality we prefer which presents a strong headwind to achieving our target rate for investment spread. In response, we have been reducing policyholder crediting rates for new annuities and existing annuities since the fourth quarter of 2011. In addition, options costs for certain index strategies have been increasing in the last several quarters which has caused an increase in our aggregate cost of money. We continue to have flexibility to reduce our crediting rates if necessary and could decrease our cost of money by approximately 65 basis points if we reduce current rates to guaranteed minimums. In addition, starting in 2017 we began to invest in asset classes that were not traditionally in our portfolio, focusing on investments with less liquidity that provide higher yields and have a track record of positive credit performance. Investment yields available to us in 2018 increased compared to 2017 due to an increase in interest rates on the asset classes we targeted for purchase and investment in new asset classes as noted above. We are looking to improve our investment yield through the opportunistic replacement of lower yielding securities with higher yielding securities. During the nine months ended September 30, 2018 we sold $1.6 billion in book value of securities as part of our efforts to improve our investment yield. We sold an additional $384 million in book value of securities in early October as part of this initiative. As book yields on the securities sold were less than market yields, we recognized losses of approximately $50 million with $38 million recognized in net realized gains (losses) and $12 million recognized as OTTI based on our intent to sell such securities as of September 30, 2018. These losses should be recovered from the higher yields on the securities acquired with the proceeds from the sales in less than two years.
Life insurance companies are subject to the NAIC risk-based capital ("RBC") requirements which are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Rating agencies utilize a form of RBC to partially determine capital strength of insurance companies. Our RBC ratio at December 31, 2017 was 378%, and our estimated RBC ratio at September 30, 2018 was 386%.
Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017
Annuity deposits by product type collected during the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Type	2018	2017	2018	2017
	(Dollars in thousands)
Fixed index annuities	$994,630	$871,760	$3,114,338	$3,021,791
Annual reset fixed rate annuities	8,840	20,142	41,133	55,855
Multi-year fixed rate annuities	35,211	16,434	99,543	73,870
Single premium immediate annuities	4,977	6,505	20,920	17,037
Total before coinsurance ceded	1,043,658	914,841	3,275,934	3,168,553
Coinsurance ceded	109,201	81,451	327,943	261,484
Net after coinsurance ceded	$934,457	$833,390	$2,947,991	$2,907,069

Annuity deposits before and after coinsurance ceded increased 14% and 12%, respectively, during the third quarter of 2018 compared to the same period in 2017, and increased 3% and 1%, respectively, during the nine months ended September 30, 2018 compared to the same period in 2017. The increase in sales for the three and nine months ended September 30, 2018 compared to the same periods in 2017 was primarily attributable to the launch of new products during 2018 to improve our competitive position in the guaranteed lifetime income market and the continued competitiveness of our accumulation products. We continue to face a challenging environment for sales of fixed index annuities due to a highly competitive market and strong equity markets.
We coinsure 80% of the annuity deposits received from multi-year rate guaranteed annuities and 50% of the fixed index annuities sold by Eagle Life through broker/dealers and banks. The changes in coinsurance ceded premiums are attributable to changes in premiums from these sources.
Net income increased to $169.3 million in the third quarter of 2018 and to $404.2 million for the nine months ended September 30, 2018 compared to $57.0 million and $137.8 million for the same periods in 2017.
Net income, in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 6% to $50.3 billion for the third quarter of 2018 and 7% to $49.5 billion for the nine months ended September 30, 2018, compared to $47.3 billion and $46.5 billion for the same periods in 2017. Our investment spread measured in dollars was $309.0 million for the third quarter of 2018 and $893.9 million for the nine months ended September 30, 2018 compared to $290.1 million and $855.6 million for the same periods in 2017. As previously mentioned, our investment spread has been negatively impacted by the extended low interest rate environment (see Net investment income) and the increase in our aggregate cost of money due to an increase in option costs for certain index strategies we have been experiencing for the last several quarters.
Net income is also impacted by the change in fair value of derivatives and embedded derivatives which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income for the three and nine months ended September 30, 2018 was positively impacted by increases in the discount rates used to estimate the fair value of our embedded derivative liability while net income for the three and nine months ended September 30, 2017 was negatively impacted by decreases in those same discount rates (see Change in fair value of derivatives and Change in fair value of embedded derivatives).
Net income has been negatively impacted by realized losses on the sale of fixed maturity securities due to a strategy to reposition the fixed maturity security portfolio. Net realized losses on investments for the three and nine months ended September 30, 2018 were $2.2 million and $40.3 million, compared to net realized gains on investments of $1.6 million and $7.8 million for the same periods in 2017 (See Net realized gains on investments, excluding OTTI losses). In addition, as part of our strategy to reposition the fixed maturity security portfolio, we sold $384 million in book value of securities in early October and recognized OTTI of $12 million for the three and nine months ended September 30, 2018 based upon our intent to sell such securities as of September 30, 2018.
Net income for the three and nine months ended September 30, 2018 was also positively impacted by a decrease in the statutory federal income tax rate as a result of Tax Reform (see Income taxes). In addition, net income for the three and nine months ended September 30, 2018 benefited from a discrete tax item for a worthless stock deduction related to a wholly-owned subsidiary which reduced income tax expense by approximately $7.4 million.
We periodically revise the key assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. In addition, we periodically revise the assumptions used in determining the liability for lifetime income benefit riders as experience develops that is different from our assumptions.
Net income for the 2018 and 2017 periods includes effects from revisions to assumptions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Decrease in amortization of deferred sales inducements	$(21,465)	$(34,274)	$(21,465)	$(34,274)
Decrease in amortization of deferred policy acquisition costs	(30,572)	(48,198)	(30,572)	(48,198)
Increase (decrease) in interest sensitive and index product benefits	(53,607)	21,608	(53,607)	21,608
Effect on net income	82,825	39,196	82,825	39,196
We review these assumptions quarterly and as a result of this review, we made adjustments to assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements in the third quarter of 2018. The most significant revisions to such assumptions were account balance true-ups which were favorable to us due to stronger index credits than we assumed due to strong equity market performance and adjustments to generally decrease lapse rate assumptions to reflect better persistency experienced than assumed. The favorable impact of the account balance true-ups and lapse rate assumption changes was partially offset by revisions to lower our future investment spread assumptions primarily due to an increase in the cost of money we have been experiencing (See Our business and profitability).

The most significant revisions from the 2017 review were account balance true-ups which were favorable to us due to stronger index credits than we assumed due to strong equity market performance and adjustments to generally decrease lapse rate assumptions to reflect better persistency experienced than assumed. The favorable impact of the account balance true-ups and lapse rate assumption changes was partially offset by reductions in estimated future gross profits attributable to revisions to assumptions used in determining the liability for lifetime income benefit riders described below as well as an increase in estimated expenses associated with a reinsurance agreement with an unaffiliated reinsurer.
The 2018 and 2017 revisions to the liability for lifetime income benefit riders were consistent with the revisions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements described above. The 2018 revisions were primarily attributable to account balance true-ups and future investment spread assumptions. The impact of the account balance true-ups and future investment spread changes was partially offset by the lapse rate assumptions changes described above. The 2017 revisions were primarily due to the lapse rate assumption changes described above and changes to our account value growth projections.
Non-GAAP operating income, a non-GAAP financial measure, increased to $171.1 million in the third quarter of 2018 and to $335.4 million for the nine months ended September 30, 2018 compared to $87.2 million and $210.5 million for the same periods in 2017. Non-GAAP operating income for the three and nine months ended September 30, 2018 was positively impacted by a decrease in the statutory federal income tax rate as a result of Tax Reform (See Income Taxes).
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
The adjustments made to net income to arrive at non-GAAP operating income for the three and nine months ended September 30, 2018 and 2017 are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Reconciliation from net income to non-GAAP operating income:
Net income	$169,328	$56,957	$404,193	$137,842
Adjustments to arrive at non-GAAP operating income:
Net realized investment (gains) losses, including OTTI	10,278	(916)	35,925	(4,417)
Change in fair value of derivatives and embedded derivatives - fixed index annuities	545	47,835	(108,367)	116,383
Change in fair value of derivatives - debt	(597)	(357)	(3,168)	(139)
Income taxes	(8,491)	(16,281)	6,822	(39,127)
Non-GAAP operating income	$171,063	$87,238	$335,405	$210,542
The amounts disclosed in the reconciliation above are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs where applicable.

Non-GAAP operating income for the 2018 and 2017 periods includes effects from revisions to assumptions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Decrease in amortization of deferred sales inducements	$(20,466)	$(31,317)	$(20,466)	$(31,317)
Decrease in amortization of deferred policy acquisition costs	(28,702)	(43,716)	(28,702)	(43,716)
Increase (decrease) in interest sensitive and index product benefits	(53,607)	21,608	(53,607)	21,608
Effect on non-GAAP operating income	80,576	34,405	80,576	34,405
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 12% to $58.4 million in the third quarter of 2018 and 14% to $164.1 million for the nine months ended September 30, 2018 compared to $51.9 million and $144.1 million for the same periods in 2017. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Surrender charges	$17,132	$13,521	$49,934	$41,051
Lifetime income benefit riders (LIBR) fees	41,233	38,410	114,160	103,055
	$58,365	$51,931	$164,094	$144,106

Withdrawals from annuity policies subject to surrender charges	$161,653	$119,103	$428,248	$341,244
Average surrender charge collected on withdrawals subject to surrender charges	10.6%	11.4%	11.7%	12.0%

Fund values on policies subject to LIBR fees	$5,578,775	$5,279,268	$15,846,057	$14,643,535
Weighted average per policy LIBR fee	0.74%	0.73%	0.72%	0.70%
The increases in annuity product charges were primarily attributable to increases in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee and increases in the average fees being charged due to higher fees on new products as compared to prior periods. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders. In addition, surrender charges increased in the 2018 periods due to increases in withdrawals from annuity policies subject to surrender charges.
Net investment income increased 10% to $549.4 million in the third quarter of 2018 and 8% to $1.6 billion for the nine months ended September 30, 2018 compared to $500.2 million and $1.5 billion for the same periods in 2017. The increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 7% to $48.5 billion for the third quarter of 2018 and 8% to $47.7 billion for the nine months ended September 30, 2018 compared to $45.2 billion and $44.4 billion for the same periods in 2017.
The average yield earned on average invested assets was 4.54% for the third quarter of 2018 and 4.46% for the nine months ended September 30, 2018 compared to 4.43% and 4.45% for the same periods in 2017. The increase in average yield earned for the three months ended September 30, 2018 compared to the same period in 2017 was primarily attributable to the impact of non-trendable investment income items items which added eleven basis points to the average yield for the three months ended September 30, 2018 compared to five basis points for the three months ended September 30, 2017. The increase in average yield for the nine months ended September 30, 2018 compared to the same period in 2017 was attributable to the impact of non-trendable investment income items items which added eight basis points to the average yield for the nine months ended September 30, 2018 compared to six basis points for the nine months ended September 30, 2017. The average yield for the three and nine months ended September 30, 2018 benefited from investment of new premiums and portfolio cash flows at rates above the overall portfolio yield and higher yields being earned on our floating rate investments. The average yield on fixed income securities purchased and commercial mortgage loans funded during the three and nine months ended September 30, 2018 was 4.97% and 4.73%, respectively, compared to 4.39% and 4.12% for the same periods in 2017.

Change in fair value of derivatives consists of call options purchased to fund annual index credits on fixed index annuities, and an interest rate swap and interest rate caps that hedge our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Call options:
Gain on option expiration	$213,789	$238,428	$684,295	$676,793
Change in unrealized gains/losses	381,083	124,132	(410,349)	340,208
Interest rate swap	258	63	1,658	(411)
Interest rate caps	181	(98)	829	(712)
	$595,311	$362,525	$276,433	$1,015,878
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based which impacts the market values and changes in the market values of those call options between periods. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
S&P 500 Index
Point-to-point strategy	1.0% - 9.6%	1.0 - 8.7%	1.0% - 13.9%	1.0 - 13.3%
Monthly average strategy	1.0% - 8.1%	0.6 - 8.8%	0.6% - 8.1%	0.1 - 10.6%
Monthly point-to-point strategy	0.0% - 12.8%	0.0 - 13.6%	0.0% - 17.5%	0.0 - 15.2%
Fixed income (bond index) strategies	0.0% - 5.1%	0.0 - 5.9%	0.0% - 5.1%	0.0 - 5.9%
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
Losses on available for sale fixed maturity securities were realized primarily due to a strategy to reposition the fixed maturity security portfolio that resulted in improved net investment income, risk or duration profiles as they pertain to our asset liability management. During the nine months ended September 30, 2018, we sold $1.6 billion in book value of securities with an average yield of 3.12% as a part of our efforts to opportunistically replace lower yielding securities with higher yielding securities. As book yields on the securities sold were less than market yields, we recognized losses of approximately $38 million on these sales.
See Financial Condition - Investments and Note 4 to our unaudited consolidated financial statements for additional discussion of allowance for credit losses recognized on mortgage loans on real estate.
Net OTTI losses recognized in operations increased to $14.4 million in the third quarter of 2018 and $17.7 million for the nine months ended September 30, 2018 compared to $0.5 million and $1.6 million for the same periods in 2017. The increase in OTTI for the three and nine months ended September 30, 2018 compared to the same periods in 2017 is related to our strategy to reposition the fixed maturity security portfolio. We sold $384 million in book value of securities in early October and recognized OTTI of $12 million for the three and nine months ended September 30, 2018 based upon our intent to sell such securities as of September 30, 2018. See Financial Condition - Other Than Temporary Impairments for additional discussion of other than temporary impairments recognized during the periods presented.

Interest sensitive and index product benefits decreased 18% to $413.1 million in the third quarter of 2018 and 3% to $1.4 billion for the nine months ended September 30, 2018 compared to $501.0 million and $1.4 billion for the same periods in 2017. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Index credits on index policies	$369,011	$375,019	$1,127,556	$1,068,522
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	54,762	64,704	166,040	196,843
Lifetime income benefit riders	(10,684)	61,305	61,539	127,398
	$413,089	$501,028	$1,355,135	$1,392,763
The decrease in index credits for the three months ended September 30, 2018 and increase in index credits for the nine months ended September 30, 2018 were attributable to changes in the level of appreciation of the underlying indices during each period (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $378.1 million and $1,145.3 million for the three and nine months ended September 30, 2018, compared to $382.9 million and $1,088.0 million for the same periods in 2017. The decreases in interest credited were due to decreases in the average rate credited to the annuity liabilities outstanding receiving a fixed rate of interest and the amount of annuity liabilities outstanding receiving a fixed rate of interest. The decreases in benefits recognized for lifetime income benefit riders were due to the impact of revisions of assumptions used in determining the liability for lifetime income benefit riders which caused a decrease in the liability for lifetime income benefit riders in 2018 and an increase in the liability for lifetime income benefit riders in 2017 (See Net income above for a discussion of of the impact of revisions of assumptions). The decreases were partially offset by increases in the number of policies with lifetime income benefit riders which correlates to the increase in fees discussed in Annuity product charges.
The liability (net of coinsurance ceded) for lifetime income benefit riders was $765.9 million and $704.4 million at September 30, 2018 and December 31, 2017, respectively.
Amortization of deferred sales inducements, in general, has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 81% and 87% of our net annuity account values at September 30, 2018 and September 30, 2017, respectively. The increases in amortization from these factors have been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$48,025	$37,149	$183,460	$173,178
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	9,912	(22,444)	59,763	(63,168)
Net realized gains (losses) on investments and net OTTI losses recognized in operations	(2,693)	2	(9,444)	717
Amortization of deferred sales inducements after gross profit adjustments	$55,244	$14,707	$233,779	$110,727
See Net income and Non-GAAP operating income above for discussion of the impact of unlocking on amortization of deferred sales inducements for the three and nine months ended September 30, 2018 and 2017. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2017.

Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives (see Note 5 to our unaudited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Fixed index annuities - embedded derivatives	$196,808	$41,140	$(1,198,115)	$121,026
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	186,908	188,562	612,650	507,819
	$383,716	$229,702	$(585,465)	$628,845
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
The primary reasons for the increase in the change in fair value of the fixed index annuity embedded derivatives during the three months ended September 30, 2018 were increases in the expected index credits on the next policy anniversary dates resulting from a larger increase in the fair value of the call options acquired to fund these index credits during the three months ended September 30, 2018 as compared to the the same period of 2017 which was partially offset by an increase in the discount rate for the three months ended September 30, 2018 as compared to a decrease in the discount rate for the same period of 2017. The primary reasons for the decrease in the change in fair value of the fixed index annuity embedded derivatives during the nine months ended September 30, 2018 were decreases in the expected index credits on the next policy anniversary dates resulting from a decrease in the fair value of the call options acquired to fund these index credits during the nine months ended September 30, 2018 as compared to increases in the expected index credits resulting from an increase in the fair value of the call options for the same period of 2017 and an increase in the discount rate for the nine months ended September 30, 2018 as compared a decrease in the discount rate for the same period of 2017. The discount rates used in estimating our embedded derivative liabilities fluctuate based on changes in the general level of interest rates which increased during the three and nine months ended September 30, 2018.
Interest expense on notes and loan payable decreased 16% to $6.4 million in the third quarter of 2018 and 20% to $19.1 million for the nine months ended September 30, 2018 compared to $7.6 million and $24.0 million for the same periods in 2017. Interest expense by debt instrument is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
2027 Notes	$6,376	$6,369	$19,122	$7,431
2021 Notes	—	1,227	—	15,023
Term loan due 2019	—	1	—	1,543
	$6,376	$7,597	$19,122	$23,997
The decreases in interest expense for the three and nine months ended September 30, 2018 were due to the repayment of our outstanding $100 million term loan and the redemption of our $400 million 6.625% notes due 2021 with the proceeds from the issuance of the 2027 Notes. This lowered our senior notes costs to 5% from 6.625%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$69,652	$52,456	$262,807	$244,230
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	15,000	(29,631)	86,517	(83,085)
Net realized gains (losses) on investments and net OTTI losses recognized in operations	(3,599)	198	(12,583)	1,103
Amortization of deferred policy acquisition costs after gross profit adjustments	$81,053	$23,023	$336,741	$162,248
See Net income and Non-GAAP operating income above for discussion of the impact of unlocking on amortization of deferred policy acquisition costs for the three and nine months ended September 30, 2018 and 2017. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2017.
Other operating costs and expenses increased 11% to $31.9 million in the third quarter of 2018 and 16% to $95.7 million for the nine months ended September 30, 2018 compared to $28.8 million and $82.3 million for the same periods in 2017 and are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
			(Dollars in thousands)
Salary and benefits	$18,291	$15,693	$52,225	$42,752
Risk charges	7,828	7,391	23,364	21,590
Other	5,805	5,698	20,115	17,983
Total other operating costs and expenses	$31,924	$28,782	$95,704	$82,325
Salary and benefits for the nine months ended September 30, 2017 reflect a benefit of $1.3 million related to the retirement agreement with our former executive chairman. In addition, salary and benefits for the three and nine months ended September 30, 2018 reflect increases of $1.3 million and $4.1 million, respectively, due to an increased number of employees related to our growth, and increases of $1.4 million and $4.1 million, respectively, for expense recognized under our equity and cash incentive compensation programs ("incentive compensation programs"). The increases in expense for our incentive compensation programs were primarily due to increases in the actual and expected payouts due to a larger number of employees participating in the programs, higher potential payouts for certain employees participating in the programs and, for the nine month period, an increase in the percentage of restricted stock units that were earned or expected to be earned.
The increases in reinsurance risk charges expense for the three and nine months ended September 30, 2018 compared to the same periods in 2017 were due to growth in our policyholder liabilities subject to the reinsurance agreement pursuant to which we cede excess regulatory reserves to an unaffiliated reinsurer. The regulatory reserves ceded at September 30, 2018 and 2017 were $769.3 million and $724.9 million, respectively.
Other expenses increased for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 primarily as a result of increases in legal, professional and consulting fees, increases in depreciation and maintenance expenses primarily related to software and hardware assets and increases in licensing fees which are based on the level of policyholder funds under management allocated to index strategies. For the three and nine months ended September 30, 2018 these increases were offset by decreases in commission expense related to the exit of the group life business effective January 1, 2018.
Income tax expense was $38.3 million in the third quarter of 2018 and $95.3 million for the nine months ended September 30, 2018 compared to $29.8 million and $70.7 million for the same periods in 2017. The change in income tax expense was primarily due to changes in income before income taxes as well as changes in the statutory federal income tax rate as a result of Tax Reform. The effective income tax rates for the three and nine months ended September 30, 2018 were 18.5% and 19.1%, respectively, and 34.4% and 33.9% for the same periods in 2017, respectively.

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
The effective income tax rate was impacted by a discrete tax item related to share-based compensation that reduced income tax expense for the three and nine months ended September 30, 2018 by approximately $0.1 million and $2.5 million, respectively and $0.2 million and $1.8 million for the same periods in 2017, respectively. The effective income tax rate for the 2018 periods was also impacted by capital losses being carried back to periods in which a 35% statutory tax rate was in effect. The impact of the higher capital loss carry back rate reduced income tax expense by approximately $2.1 million for the nine months ended September 30, 2018.
In addition, the effective tax rate for the three and nine months ended September 30, 2018 benefited from a discrete tax item for a worthless stock deduction related to a wholly-owned subsidiary which reduced income tax expense by approximately $7.4 million.

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
The composition of our investment portfolio is summarized as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$10,962	—%	$11,876	—%
United States Government sponsored agencies	1,224,587	2.4%	1,305,017	2.6%
United States municipalities, states and territories	4,142,257	8.2%	4,166,812	8.3%
Foreign government obligations	226,500	0.5%	239,360	0.5%
Corporate securities	28,556,816	56.4%	29,956,012	59.6%
Residential mortgage backed securities	1,181,682	2.3%	1,105,567	2.2%
Commercial mortgage backed securities	5,337,368	10.5%	5,544,850	11.0%
Other asset backed securities	5,219,058	10.3%	3,120,536	6.2%
Total fixed maturity securities	45,899,230	90.6%	45,450,030	90.4%
Mortgage loans on real estate	2,892,155	5.7%	2,665,531	5.3%
Derivative instruments	1,290,387	2.6%	1,568,380	3.1%
Other investments	536,594	1.1%	616,764	1.2%
	$50,618,366	100.0%	$50,300,705	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	September 30, 2018		December 31, 2017
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$27,405,387	59.7%	$27,909,879	61.4%
Baa	16,773,927	36.6%	16,048,610	35.3%
Total investment grade	44,179,314	96.3%	43,958,489	96.7%
Ba	1,293,678	2.8%	1,035,676	2.3%
B	152,999	0.3%	130,857	0.3%
Caa	148,582	0.3%	134,586	0.3%
Ca and lower	124,657	0.3%	190,422	0.4%
Total below investment grade	1,719,916	3.7%	1,491,541	3.3%
	$45,899,230	100.0%	$45,450,030	100.0%

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
A summary of our fixed maturity securities by NAIC designation is as follows:

	September 30, 2018				December 31, 2017
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$27,186,979	$27,478,961	$27,478,961	59.9%	$26,669,427	$28,274,379	$28,274,379	62.2%
2	16,972,448	16,868,800	16,868,800	36.8%	15,198,551	15,869,219	15,869,219	34.9%
3	1,406,867	1,365,147	1,371,247	3.0%	1,161,737	1,157,420	1,158,001	2.5%
4	180,233	156,449	156,449	0.3%	134,838	117,542	117,542	0.3%
5	11,200	16,898	16,898	—%	17,015	20,927	20,927	0.1%
6	7,828	6,875	6,875	—%	12,232	9,962	9,962	—%
	$45,765,555	$45,893,130	$45,899,230	100.0%	$43,193,800	$45,449,449	$45,450,030	100.0%
The amortized cost and fair value of fixed maturity securities at September 30, 2018, by contractual maturity, are presented in Note 3 to our unaudited consolidated financial statements in this form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
September 30, 2018
Fixed maturity securities, available for sale:
United States Government full faith and credit	5	$9,812	$(645)	$9,167
United States Government sponsored agencies	23	1,066,583	(95,595)	970,988
United States municipalities, states and territories	233	839,946	(31,622)	808,324
Foreign government obligations	9	174,595	(7,671)	166,924
Corporate securities:
Finance, insurance and real estate	301	3,768,844	(159,319)	3,609,525
Manufacturing, construction and mining	230	2,536,501	(96,204)	2,440,297
Utilities and related sectors	273	3,075,048	(121,971)	2,953,077
Wholesale/retail trade	97	1,224,810	(54,788)	1,170,022
Services, media and other	495	5,663,249	(241,210)	5,422,039
Residential mortgage backed securities	51	449,533	(11,677)	437,856
Commercial mortgage backed securities	469	4,153,469	(119,360)	4,034,109
Other asset backed securities	443	3,297,304	(39,325)	3,257,979
	2,629	$26,259,694	$(979,387)	$25,280,307
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$77,213	$(6,100)	$71,113

December 31, 2017
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$8,443	$(147)	$8,296
United States Government sponsored agencies	18	1,035,489	(31,730)	1,003,759
United States municipalities, states and territories	48	176,831	(3,596)	173,235
Foreign government obligations	2	64,313	(2,025)	62,288
Corporate securities:
Finance, insurance and real estate	92	1,090,077	(33,178)	1,056,899
Manufacturing, construction and mining	55	468,505	(14,324)	454,181
Utilities and related sectors	63	657,599	(13,000)	644,599
Wholesale/retail trade	31	344,196	(12,620)	331,576
Services, media and other	165	1,693,343	(72,565)	1,620,778
Residential mortgage backed securities	20	75,159	(2,471)	72,688
Commercial mortgage backed securities	310	2,473,034	(69,840)	2,403,194
Other asset backed securities	146	996,531	(13,405)	983,126
	954	$9,083,520	$(268,901)	$8,814,619
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$77,041	$(581)	$76,460
The increase in unrealized losses from December 31, 2017 to September 30, 2018 was primarily due to an increase in interest rates in addition to price deterioration due to slightly wider credit spreads as of September 30, 2018. The 10-year U.S. Treasury yields at September 30, 2018 and December 31, 2017 were 3.05% and 2.40%, respectively. The 30-year U.S. Treasury yields at September 30, 2018 and December 31, 2017 were 3.19% and 2.74%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
September 30, 2018
1	$13,978,334	55.1%	$(551,221)	55.9%
2	10,247,031	40.4%	(361,458)	36.7%
3	988,662	3.9%	(46,439)	4.7%
4	135,165	0.6%	(24,105)	2.4%
5	6,273	—%	(481)	0.1%
6	2,055	—%	(1,783)	0.2%
	$25,357,520	100.0%	$(985,487)	100.0%
December 31, 2017
1	$5,433,608	61.1%	$(158,991)	59.0%
2	2,809,981	31.6%	(64,369)	23.9%
3	540,320	6.1%	(23,166)	8.6%
4	94,004	1.1%	(17,972)	6.7%
5	11,130	0.1%	(1,460)	0.5%
6	2,617	—%	(3,524)	1.3%
	$8,891,660	100.0%	$(269,482)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 2,630 and 955 securities, respectively) have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017, along with a description of the factors causing the unrealized losses is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

The amortized cost and fair value of fixed maturity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
September 30, 2018
Fixed maturity securities:
Investment grade:
Less than six months	1,122	$10,650,726	$10,493,038	$(157,688)
Six months or more and less than twelve months	890	9,022,469	8,672,449	(350,020)
Twelve months or greater	491	5,505,067	5,099,782	(405,285)
Total investment grade	2,503	25,178,262	24,265,269	(912,993)
Below investment grade:
Less than six months	54	373,092	368,001	(5,091)
Six months or more and less than twelve months	21	236,104	229,056	(7,048)
Twelve months or greater	52	549,449	489,094	(60,355)
Total below investment grade	127	1,158,645	1,086,151	(72,494)
	2,630	$26,336,907	$25,351,420	$(985,487)

December 31, 2017
Fixed maturity securities:
Investment grade:
Less than six months	409	$3,550,774	$3,520,164	$(30,610)
Six months or more and less than twelve months	27	257,924	249,690	(8,234)
Twelve months or greater	430	4,668,838	4,486,239	(182,599)
Total investment grade	866	8,477,536	8,256,093	(221,443)
Below investment grade:
Less than six months	32	201,885	194,821	(7,064)
Six months or more and less than twelve months	12	36,595	34,619	(1,976)
Twelve months or greater	45	444,545	405,546	(38,999)
Total below investment grade	89	683,025	634,986	(48,039)
	955	$9,160,561	$8,891,079	$(269,482)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
September 30, 2018
Investment grade:
Less than six months	3	$104,959	$84,047	$(20,912)
Six months or more and less than twelve months	1	20,193	15,336	(4,857)
Twelve months or greater	—	—	—	—
Total investment grade	4	125,152	99,383	(25,769)
Below investment grade:
Less than six months	1	14,281	11,656	(2,625)
Six months or more and less than twelve months	1	11,003	8,075	(2,928)
Twelve months or greater	3	38,127	27,217	(10,910)
Total below investment grade	5	63,411	46,948	(16,463)
	9	$188,563	$146,331	$(42,232)

December 31, 2017
Investment grade:
Less than six months	3	$8,597	$6,931	$(1,666)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	3	8,597	6,931	(1,666)
Below investment grade:
Less than six months	1	11,021	8,275	(2,746)
Six months or more and less than twelve months	1	3,523	2,674	(849)
Twelve months or greater	4	55,647	37,591	(18,056)
Total below investment grade	6	70,191	48,540	(21,651)
	9	$78,788	$55,471	$(23,317)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
September 30, 2018
Due in one year or less	$20,624	$20,063	$—	$—
Due after one year through five years	2,735,681	2,684,707	—	—
Due after five years through ten years	7,122,188	6,863,274	—	—
Due after ten years through twenty years	3,442,315	3,251,850	—	—
Due after twenty years	5,038,580	4,730,469	77,213	71,113
	18,359,388	17,550,363	77,213	71,113
Residential mortgage backed securities	449,533	437,856	—	—
Commercial mortgage backed securities	4,153,469	4,034,109	—	—
Other asset backed securities	3,297,304	3,257,979	—	—
	$26,259,694	$25,280,307	$77,213	$71,113

December 31, 2017
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	463,667	454,062	—	—
Due after five years through ten years	1,996,166	1,945,474	—	—
Due after ten years through twenty years	1,937,009	1,881,162	—	—
Due after twenty years	1,141,954	1,074,913	77,041	76,460
	5,538,796	5,355,611	77,041	76,460
Residential mortgage backed securities	75,159	72,688	—	—
Commercial mortgage backed securities	2,473,034	2,403,194	—	—
Other asset backed securities	996,531	983,126	—	—
	$9,083,520	$8,814,619	$77,041	$76,460
International Exposure
We hold fixed maturity securities with international exposure. As of September 30, 2018, 24% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	September 30, 2018
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$264,725	$270,511	0.6%
Asia/Pacific	431,680	430,193	0.9%
Non-GIIPS Europe	2,976,094	2,960,815	6.5%
Latin America	289,246	290,999	0.6%
Non-U.S. North America	1,345,961	1,355,910	3.0%
Australia & New Zealand	858,986	833,722	1.8%
Other	4,780,713	4,747,506	10.3%
	$10,947,405	$10,889,656	23.7%

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

All of the securities presented in the table above are denominated in U.S. dollars and all are investment grade (NAIC designation of either 1 or 2), except for the following:

	September 30, 2018
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
GIIPS	$19,521	$19,618
Asia/Pacific	11,000	9,479
Non-GIIPS Europe	163,072	157,101
Latin America	71,675	67,577
Non-U.S. North America	66,259	65,242
Other	385,849	378,304
	$717,376	$697,321
Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 25% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our residential and commercial mortgage backed securities as we monitor all of our residential and commercial mortgage backed securities on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At September 30, 2018, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Below investment grade
Corporate securities:
Consumer discretionary	2	$25,962	$(5,287)	$20,675	10 - 44	0 - 7
Energy	4	29,051	(4,642)	24,409	8 - 49	0 - 14
Industrials	1	2,766	(479)	2,287	47	—
Materials	1	3,990	823	4,813	—	—
Other asset backed securities:
Financials	2	3,838	(1,783)	2,055	64 - 90	0 - 45
	10	$65,607	$(11,368)	$54,239

We have determined that the unrealized losses of the securities on the watch list are temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost. Our analysis of these securities and their credit performance at September 30, 2018 is as follows:
Corporate securities:
Consumer discretionary: The decline in the value of these securities, issued by a United States based toy manufacturer, relates to weak operating performance and sales trends. A portion of the decrease in sales is attributable to the liquidation of a major toy retailer during the fourth quarter of 2017. While the issuer has seen a decrease in operating performance, it has implemented a plan to reduce costs and stabilize its revenue and is in the early phase of executing on that plan. We have determined that these securities were not other than temporarily impaired due to our evaluation of the operating performance and the creditworthiness of the issuer and the fact that all required payments have been made.
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
Other asset backed securities:
Financials:  The decline in value of one of the asset backed securities is due to poor performance in the underlying pool of student loans. The investment is backed by a guarantee from the for-profit education services provider. This service provider filed for bankruptcy creating concerns around the security. We have determined that this security was not other than temporarily impaired as all required payments have been made. The decline in value of the other asset backed security is related directly to the decline in oil prices and the financial stability of its operator. The issuer has direct exposure to the oil market as its primary business is deep water drilling. As oil prices have remained low, the operator of the deep water vessel has experienced financial pressure on its balance sheet and similar vessel sales have been at softer valuations. We recognized other than temporary impairments on this security during the second quarter of 2018 and the second quarter of 2017.
Other Than Temporary Impairments
We have a policy and process to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2017.
During the three months ended September 30, 2018, we recognized OTTI on corporate and commercial mortgage backed securities due to our intent to sell such securities which were in unrealized loss positions primarily as part of our strategy to improve our investment yield through the opportunistic replacement of lower yielding securities with higher yielding securities.
During the nine months ended September 30, 2018, we recognized additional credit losses on residential mortgage backed securities on which we have previously recognized OTTI and we recognized an additional credit loss of $2.0 million on an other asset backed security as potential sales activity related to the asset backing our security led us to conclude that the asset is worth less than our previous estimates. In addition, during the nine months ended September 30, 2018 we recognized an OTTI of $0.9 million on a corporate security issued by a Brazilian food company due to our intent to sell the security, which was in an unrealized loss position.
During the three month period ended September 30, 2017, we recognized an OTTI of $0.3 million on a residential mortgage backed security that had not been previously impaired and during the three and nine month periods ended September 30, 2017, we recognized additional credit losses on previously impaired residential mortgage backed securities. Several factors led us to believe the full recovery of amortized cost is not expected on the residential mortgage backed securities. During the nine months ended September 30, 2017, we recognized additional impairments of $0.3 million, respectively, on an asset backed security as sales of similar assets during the second quarters of 2017 led us to conclude that the asset backing our security was worth less than our previous estimates.
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

Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, net of loan loss allowances and deferred prepayment fees. At September 30, 2018 and December 31, 2017, the largest principal amount outstanding for any single mortgage loan was $24.0 million and $21.2 million, respectively, and the average loan size was $3.8 million and $3.5 million, respectively. In addition, the average loan to value ratio for the overall portfolio was 53.9% and 53.6% at September 30, 2018 and December 31, 2017, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 to our unaudited consolidated financial statements in this Form 10-Q, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At September 30, 2018, we had commitments to fund commercial mortgage loans totaling $58.5 million, with interest rates ranging from 4.50% to 7.01%. During 2018 and 2017, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the nine months ended September 30, 2018, we received $141.4 million in cash for loans being paid in full compared to $166.2 million for the nine months ended September 30, 2017. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
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
We have a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio (based on most recent information collected) follows:

	September 30, 2018		December 31, 2017
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$2,075,642	71.6%	$1,826,596	68.3%
Greater than or equal to 1.2 and less than 1.5	635,774	21.9%	638,299	23.9%
Greater than or equal to 1.0 and less than 1.2	129,954	4.5%	148,881	5.6%
Less than 1.0	59,088	2.0%	60,539	2.2%
	$2,900,458	100.0%	$2,674,315	100.0%
All of our mortgage loans (based on principal outstanding) that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at September 30, 2018.
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

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Impaired mortgage loans with an allowance	$3,179	$5,445
Impaired mortgage loans with no related allowance	—	1,436
Allowance for probable loan losses	(1,484)	(1,418)
Net carrying value of impaired mortgage loans	$1,695	$5,463
At September 30, 2018, we had no commercial mortgage loans that were delinquent (60 days or more past due at the reporting date) in their principal and interest payments.

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
Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $952.3 million for the nine months ended September 30, 2018 compared to $1.1 billion for the nine months ended September 30, 2017, with the decrease attributable to a $37.0 million increase in net annuity deposits after coinsurance and a $218.1 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2018, up to $377.1 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $1.9 billion of statutory earned surplus at September 30, 2018.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of September 30, 2018, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to maintain this rating objective. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
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
Cash and cash equivalents of the parent holding company at September 30, 2018, were $68.9 million. In addition, we have a $150 million revolving line of credit, with no borrowings outstanding, available through September 2021 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution under a currently effective shelf registration statement on Form S-3. The terms of any offering would be established at the time of the offering, subject to market conditions.

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
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at September 30, 2018, of which $85.5 million has been swapped to a fixed rate for seven years which began in March 2014 and $79.0 million has been capped for seven years which began in July 2014 (see Note 5 to our unaudited consolidated financial statements in this Form 10-Q). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for fixed index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (32 basis points) from levels at September 30, 2018, we estimate that the fair value of our fixed maturity securities would decrease by approximately $1.1 billion. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $379.0 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2017 for a further discussion of liquidity risk.
The amortized cost of fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, was $7.9 billion as of September 30, 2018. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At September 30, 2018, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies. At September 30, 2018, approximately 14% of our annuity liabilities were at minimum guaranteed crediting rates.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Annual index credits to policyholders on their anniversaries	$369,011	$375,019	$1,127,556	$1,068,522
Proceeds received at expiration of options related to such credits	378,149	382,949	1,145,322	1,088,018
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of September 30, 2018 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 7 - Commitments and Contingencies to the unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures.
Item 1A. Risk Factors
Our 2017 Annual Report on Form 10-K described our Risk Factors. We modified the Risk Factor titled Changes in state and federal regulation may affect our profitability in our Form 10-Q for the quarterly period ended June 30, 2018 to reflect activity surrounding the DOL fiduciary standard. There have been no other material changes to the Risk Factors during the nine months ended September 30, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Securities
The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share
January 1, 2018 - January 31, 2018	—	$—
February 1, 2018 - February 28, 2018	913	$31.92
March 1, 2018 - March 31, 2018	8,759	$31.82
April 1, 2018 - April 30, 2018	—	$—
May 1, 2018 - May 31, 2018	—	$—
June 1, 2018 - June 30, 2018	2,018	$35.70
July 1, 2018 - July 31, 2018	—	$—
August 1, 2018 - August 31, 2018	—	$—
September 1, 2018 - September 30, 2018	—	$—
Total	11,690

(a)	Includes the number of shares of common stock utilized to execute certain stock incentive awards.

Item 6. Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 6, 2018	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ John M. Matovina
John M. Matovina, Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Ted M. Johnson
Ted M. Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

		By:	/s/ Scott A. Samuelson
Scott A. Samuelson, Vice President and Chief Accounting Officer
(Principal Accounting Officer)