Form 10-K
period 2018-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2019-02-22
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $3,203,746,848 based on the closing price of $36.00 per share, the closing price of the common stock on the New York Stock Exchange on June 29, 2018.
Shares of common stock outstanding as of February 18, 2019: 90,502,491
Documents incorporated by reference: Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held June 6, 2019, which will be filed within 120 days after December 31, 2018, are incorporated by reference into Part III of this report.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

PART I.
Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Mine Safety Disclosures	15
PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Consolidated Financial Data	17
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 8.	Consolidated Financial Statements and Supplementary Data	48
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48
Item 9A.	Controls and Procedures	48
Item 9B.	Other Information	48
PART III.
	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2018.	48
PART IV.
Item 15.	Exhibits and Financial Statement Schedules	49
SIGNATURES		52
Index to Consolidated Financial Statements and Schedules		F-1
Exhibit 21.2	Subsidiaries of American Equity Investment Life Holding Company
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification
Exhibit 31.2	Certification
Exhibit 32.1	Certification
Exhibit 32.2	Certification

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
According to Wink's Sales and Market Report published by Wink, Inc., total industry sales of fixed index annuities increased 22% to $49.3 billion for the first three quarters of 2018 from $40.4 billion for the first three quarters of 2017. Total industry sales of fixed index annuities have increased 40% over the five-year period from 2012 to 2017 (data provided in the following table according to Wink's Sales and Market Report published by Wink, Inc.), which we believe is attributable to more Americans reaching retirement age and seeking products that will provide principal protection and guaranteed lifetime income.

		For the Year Ended December 31,
	2017	2016	2015	2014	2013
		(Dollars in thousands)
Total industry sales of fixed index annuities	$53,992,850	$58,235,265	$53,069,850	$46,896,350	$38,646,864
Increase (decrease) from prior year	(4,242,415)	5,165,415	6,173,500	8,249,486	4,671,422
Increase (decrease) from prior year	(7.3)%	9.7%	13.2%	21.3%	13.7%
Strategy
Key elements of executing our strategy include the following:
Expand and Enhance our Distribution Network.  We currently distribute through several distribution channels, including independent agents, broker/dealers, banks and registered investment advisors. American Equity Life has relationships with 32 national marketing organizations, through which nearly 24,000 independent agents are under contract. Our objective is to improve the productivity and efficiency of our independent agent distribution channel by focusing our marketing and recruiting efforts on those independent agents capable of selling $1 million or more of annuity premium annually. We will also be alert for opportunities to establish relationships with successful national marketing organizations and agents not presently associated with us. Eagle Life has relationships with 12 third party wholesale distribution partners, through which there are 70 selling agreements and more than 7,300 representatives. Thirteen of these selling agreements are with broker/dealers affiliated with banks. We are also building out our employee wholesaling model. Our employee wholesalers will work with those accounts who do not work with third party wholesalers. According to Wink's Sales and Market Report published by Wink, Inc., sales of fixed index annuities through broker/dealers and banks represented 38% of industry sales in the third quarter of 2018. Eagle Life is focused solely on the broker/dealer, bank and registered investment advisor channel and is developing a network of broker/dealers, banks and registered investment advisors that have the ability to distribute fixed index and fixed rate annuity products in large volume. We also offer broker/dealer and bank friendly products for those broker/dealers and banks that choose to associate with us through American Equity Life. We continue to strive to provide all of our distribution partners with the highest quality service possible.

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
Take Advantage of the Growing Popularity of Index Products.  We believe the growing popularity of fixed index annuity products that allow equity market participation without the risk of loss of the premium deposit presents an attractive opportunity to grow our business. The popularity of fixed index annuity products has increased in recent years with the availability of lifetime income benefit riders that provide an attractive alternative for converting accumulated retirement savings into lifetime income. We intend to capitalize on our reputation as a leading provider of fixed index annuities in this expanding segment of the annuity market.
Focus on High Quality Service to Agents and Policyholders.  We have maintained high quality personal service as one of our highest priorities since our inception and continue to strive for an unprecedented level of timely and accurate service to both our agents and policyholders. Examples of our high quality service include a live person answering phone calls and issuing policies within 24 hours of receiving the application if the paperwork is in good order. We also continue to focus on technological advancements to enable us to maintain high quality service to agents and policyholders. Our goal is to achieve digital service on par with the high quality personal service provided by our employees. We believe high quality service is one of our strongest competitive advantages.
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

	Year Ended December 31,
	2018		2017		2016
Product Type	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total
	(Dollars in thousands)
Fixed index annuities	$4,221,282	96%	$3,966,839	95%	$5,724,758	80%
Annual reset fixed rate annuities	47,191	1%	74,829	2%	64,317	1%
Multi-year fixed rate annuities	112,677	3%	110,596	3%	1,303,273	18%
Single premium immediate annuities	23,813	—%	24,946	—%	35,851	1%
	$4,404,963	100%	$4,177,210	100%	$7,128,199	100%
Fixed Index Annuities
Fixed index annuities allow policyholders to earn index credits based on the performance of a particular index without the risk of loss of their account value. Most of these products allow policyholders to transfer funds once a year among several different crediting strategies, including one or more index based strategies and a traditional fixed rate strategy. Bonus products represented 81%, 87% and 88% of our net annuity account values at December 31, 2018, 2017 and 2016, respectively. The initial annuity deposit on these policies is increased at issuance by a specified premium bonus ranging from 3% to 10%. Generally, the surrender charge and bonus vesting provisions of our policies are structured such that we have comparable protection from early termination between bonus and non-bonus products.

The annuity contract value is equal to the sum of premiums paid, premium bonuses and interest credited ("index credits" for funds allocated to an index based strategy), which is based upon an overall limit (or "cap") or a percentage (the "participation rate") of the appreciation (based in certain situations on monthly averages or monthly point-to-point calculations) in a recognized index or benchmark. Caps and participation rates limit the amount of interest the policyholder may earn in any one contract year and may be adjusted by us annually subject to stated minimums. Caps generally range from 1% to 12% and participation rates range from 10% to 175%. In addition, some products have a spread or "asset fee" generally ranging from 0.75% to 4.5%, which is deducted from interest to be credited. For products with asset fees, if the appreciation in the index does not exceed the asset fee, the policyholder's index credit is zero. The minimum guaranteed surrender values are equal to no less than 87.5% of the premium collected plus interest credited at an annual rate ranging from 1% to 3%.
The initial caps and participation rates are largely a function of the cost of the call options we purchase to fund the index credits, the interest rate we can earn on invested assets acquired with new annuity deposits and the rates offered on similar products by our competitors. For subsequent adjustments to caps and participation rates, we take into account the cost of the call options we purchase to fund the index credits, yield on our investment portfolio, annuity surrender and withdrawal assumptions and crediting rate history for particular groups of annuity policies with similar characteristics.
Fixed Rate Annuities
Fixed rate deferred annuities include annual reset and multi-year rate guaranteed products. Our annual reset fixed rate annuities have an annual interest rate (the "crediting rate") that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Our multi-year rate guaranteed annuities are similar to our annual reset products except that the initial crediting rate is guaranteed for up to seven years before it may be changed at our discretion. The minimum guaranteed rate on our annual reset fixed rate deferred annuities ranges from 1% to 4% and the initial guaranteed rate on our multi-year rate guaranteed policies ranges from 1.7% to 3.35%.
The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity deposits and the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender and withdrawal assumptions and crediting rate history for particular groups of annuity policies with similar characteristics. As of December 31, 2018, crediting rates on our outstanding fixed rate deferred annuities generally ranged from 1.0% to 4.0%. The average crediting rates on our outstanding annual reset and multi-year rate guaranteed fixed rate deferred annuities at December 31, 2018 were 1.82% and 2.74%, respectively.
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
Withdrawal Options - Fixed Index and Fixed Rate Annuities
Policyholders are typically permitted penalty-free withdrawals up to 10% of the contract value in each year after the first year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which ranges from 5 to 17 years for fixed index annuities and 5 to 15 years for fixed rate annuities from the date the policy is issued. This surrender charge initially ranges from 5% to 20% for fixed index annuities and 8% to 20% for fixed rate annuities of the contract value and generally decreases by approximately one-half to two percentage points per year during the surrender charge period. For certain policies, the premium bonus is considered in the establishment of the surrender charge percentages. For other policies, there is a vesting schedule ranging from 10 to 14 years that applies to the premium bonus and any interest earned on that premium bonus. Surrender charges and bonus vesting are set at levels aimed at protecting us from loss on early terminations and reducing the likelihood of policyholders terminating their policies during periods of increasing interest rates. This practice enhances our ability to maintain profitability on such policies. Policyholders may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years or a combination of these payment options. Information on surrender charge protection and net account values are as follows:

	December 31,
	2018	2017	2016
	(Dollars in thousands)
Annuity Surrender Charges:
Average years at issue	13.2	13.4	13.5
Average years remaining	7.5	8.1	8.6
Average surrender charge percentage remaining	12.1%	13.0%	13.8%
Annuity Account Value (net of coinsurance)	$51,053,450	$48,400,755	$45,204,015

Beginning in July 2007 a significant amount of our fixed index annuity policies and many of our annual reset fixed rate deferred annuities were issued with a lifetime income benefit rider. This rider provides an additional liquidity option to policyholders. With the lifetime income benefit rider, a policyholder can elect to receive guaranteed payments for life from their contract without requiring them to annuitize their contract value. The amount of the lifetime income benefit available is determined by the growth in the policy's income account value and the policyholder's age at the time the policyholder elects to begin receiving lifetime income benefit payments. The growth in the policy's income account value is based on the growth rate specified in the policy which ranges from 3.0% to 8.5% and the time period over which that growth rate is applied which ranges from 5 to 20 years for the majority of these policies. Generally, the time period consists of an initial period of up to 10 years and the policyholder has the option to elect to continue the time period for an additional period of up to 10 years. We have the option to either increase the rider fee or decrease the specified growth rate depending on the specifics of the policy at the time the policyholder elects to continue the time period. Lifetime income benefit payments may be stopped and restarted at the election of the policyholder. During 2013, we introduced new versions of our lifetime income benefit rider that had an optional wellbeing benefit or optional death benefit. Policyholders have the choice of selecting a rider with a base level of benefit for no explicit fee or paying a fee for a rider that has a higher level of benefits, and beginning in 2013 we introduced products where the addition of a rider to the policy is completely optional. Rider fees range from 0.15% to 1.20% of the policy's account value. The additional value to the policyholder provided by this rider through the income account value is not transferable to other contracts and we believe will improve the persistency of the contract.
Investments/Spread Management
Investment activities are an integral part of our business, and net investment income is a significant component of our total revenues. Profitability of our annuity products is significantly affected by spreads between interest yields on investments, the cost of options to fund the index credits on our fixed index annuities and rates credited on our fixed rate annuities and the fixed rate strategy in our fixed index annuities. We manage the index-based risk component of our fixed index annuities by purchasing call options on the applicable indices to fund the index credits on these annuities and by adjusting the caps, participation rates and asset fees on policy anniversary dates to reflect the change in the cost of such options which varies based on market conditions. All options are purchased on the respective policy anniversary dates, and new options are purchased on each of the anniversary dates to fund the next index credits. All credited rates on annual reset fixed rate deferred annuities and the fixed rate strategy in fixed index annuities may be changed annually, subject to minimum guarantees. Changes in caps, participation rates and asset fees on fixed index annuities and crediting rates on fixed rate and fixed index annuities may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or to maintain caps, participation rates, asset fees and crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
Agents contracted with us through two national marketing organizations accounted for more than 34% of the annuity deposits and insurance premiums collected during 2018 by American Equity Life, and we expect these organizations to continue as marketers for American Equity Life with a focus on selling our products. The states with the largest share of direct premium collected during 2018 were: Florida (8.8%), Texas (8.0%), Pennsylvania (6.4%), North Carolina (5.1%) and California (5.0%).
Eagle Life's fixed index and fixed rate annuities are distributed pursuant to selling agreements with broker/dealers, banks and registered investment advisors. Relationships with these firms are facilitated by third party wholesalers who promote Eagle Life and are compensated based upon the sales of the firms that they have contracted with Eagle Life. We are also building out our employee wholesaling model. Our employee wholesalers will work with those accounts that do not work with third party wholesalers. American Equity Life to a lesser extent also sells through broker/dealers and we have introduced products specifically for this distribution channel.

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
The sales agents for our products use the ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's annuity to market. The degree to which ratings adjustments have affected and will affect our sales and persistency is unknown. Following is a summary of American Equity Life's financial strength ratings:

	Financial Strength Rating	Outlook Statement
A.M. Best Company, Inc.
January 2011 - current	A-	Stable
S&P Global
August 2015 - current	A-	Stable
June 2013 - August 2015	BBB+	Positive
October 2011 - June 2013	BBB+	Stable
Fitch Ratings Ltd.
September 2018 - current	BBB+	Positive
May 2013 - September 2018	BBB+	Stable
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
In December 2018, A.M. Best changed its rating outlook on the U.S. life/annuity sector to 'stable' from 'negative', reflecting its view that the sector is well-capitalized and insurers balance sheets are expected to benefit from the lower effective corporate tax rate resulting from the Tax Cuts and Jobs Act of 2017 ("Tax Reform"), and that operating performance is benefiting from improved product pricing, modest increases in interest rates and a decline in regulatory uncertainty. In November 2018, Fitch affirmed its rating outlook on the U.S. life insurance sector as 'stable', reflecting its view that financial performance will benefit from a continued benign credit environment and reduced pressure from low interest rates and will be relatively stable across the industry in 2019. In January 2019, S&P affirmed its rating outlook on the U.S. life insurance sector as 'stable', reflecting its view that insurers continue to exhibit strong capitalization and liquidity.
A.M. Best financial strength ratings currently range from "A++" (superior) to "F" (in liquidation), and include 16 separate ratings categories. Within these categories, "A++" (superior) and "A+" (superior) are the highest, followed by "A" (excellent) and "A-" (excellent) then followed by "B++" (good) and "B+" (good). Publications of A.M. Best indicate that the "A-" rating is assigned to those companies that, in A.M. Best's opinion, have demonstrated an excellent ability to meet their ongoing obligations to policyholders.
S&P financial strength ratings currently range from "AAA" (extremely strong) to "R" (under regulatory supervision), and include 21 separate ratings categories, while "NR" indicates that S&P has no opinion about the insurer's financial strength. Within these categories, "AAA" and "AA" are the highest, followed by "A" and "BBB". Publications of S&P indicate that an insurer rated "A-" is regarded as having strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are higher rated insurers.
Fitch financial strength ratings currently range from "AAA" (exceptionally strong) to "C" (distressed). Ratings of "BBB-" and higher are considered to be "secure," and those of "BB+" and lower are considered to be "vulnerable."
A.M. Best, S&P and Fitch review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. If our ratings were to be negatively adjusted for any reason, we could experience a material decline in the sales of our products and the persistency of our existing business, as well as an increase in the cost of debt or equity financing.

Reinsurance
We follow the industry practice of reinsuring a portion of our annuity risks with unaffiliated reinsurers. Our reinsurance agreements play a part in managing our regulatory capital.
Coinsurance
American Equity Life has three coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement ceded 20% of certain of American Equity Life's fixed index annuities issued from January 1, 2009 through March 31, 2010. The business reinsured under this agreement is no longer eligible for recapture. The second agreement ceded 80% of American Equity Life's multi-year rate guaranteed annuities issued from July 1, 2009 through December 31, 2013 and 80% of Eagle Life's multi-year rate guaranteed annuities issued from November 20, 2013 through December 31, 2013. The business reinsured under this agreement may not be recaptured. The third agreement cedes 80% of American Equity Life's and Eagle Life's multi-year rate guaranteed annuities issued on or after January 1, 2014, 80% of Eagle Life's fixed index annuities issued prior to January 1, 2017, 50% of Eagle Life's fixed index annuities issued from January 1, 2017 through December 31, 2018 and 80% of certain of American Equity Life's fixed index annuities issued from August 1, 2016 through December 31, 2016. The reinsurance agreement specifies that the coinsurance percentage for Eagle Life's fixed index annuities decreases to 20% for policies issued on or after January 1, 2019. The business reinsured under this agreement may not be recaptured. American Equity Life is an intermediary for reinsurance of Eagle Life's business ceded to Athene. American Equity Life and Eagle Life remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured. The annuity deposits that have been ceded to Athene are held in trusts and American Equity Life is named as the sole beneficiary of the trusts. The assets in the trusts are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the trust accounts would ever be less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in the trusts for the amount of any shortfall. Athene has received a financial strength rating of "A" (Excellent) with a stable outlook from A.M. Best. None of the coinsurance deposits with Athene are deemed by management to be uncollectible.
American Equity Life has two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), covering 70% of certain of American Equity Life's fixed index and fixed rate annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003, and 20% of those contracts issued from January 1, 2004 to July 31, 2004. The business reinsured under these agreements may not be recaptured. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. EquiTrust has received a financial strength rating of "B++" (Good) with a stable outlook from A.M. Best. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible.
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
The payment of dividends or the distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's statutory net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory surplus at the preceding December 31. For 2019, up to $325.2 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $1.9 billion of statutory earned surplus at December 31, 2018.
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
The NAIC's RBC requirements provide for four levels of regulatory attention depending on the ratio of a company's total adjusted capital to its RBC. Adjusted capital is defined as the total of statutory capital and surplus, asset valuation reserve and certain other adjustments. Calculations using the NAIC formula at December 31, 2018, indicated that American Equity Life's ratio of total adjusted capital to the highest level at which regulatory action might be initiated was 360%.

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
Employees
As of December 31, 2018, we had 554 full-time employees. We have experienced no work stoppages or strikes and consider our relations with our employees to be excellent. None of our employees are represented by a union.
Item 1A.    Risk Factors
We are exposed to significant financial and capital risk, including changing interest rates and credit spreads which could adversely affect our business, financial condition, results of operations and cash flows.
Future changes in interest rates and credit spreads may result in fluctuations in the income derived from our investments. These and other factors could have an adverse effect on our financial condition, results of operations or cash flows.
Interest rate and credit spread risk. Our interest rate risk is related to market price and changes in cash flow. Substantial and sustained increases and decreases in market interest rates can adversely affect the profitability of our products, our ability to earn predictable returns, the fair value of our investments and the reported value of stockholders' equity. A rise in interest rates, in the absence of other countervailing changes, will increase the unrealized loss position of our investment portfolio. With respect to our available for sale fixed maturity securities, declines in value (net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements) reduce our reported stockholders' equity and book value per share.
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
Our exposure to credit spreads is related to market price and changes in cash flows related to changes in credit spreads. If credit spreads widen significantly it could result in greater investment income on new investments but would also indicate growing concern about the ability of credit issuers to service their debt which could result in additional other than temporary impairments. If credit spreads tighten significantly it could result in reduced net investment income from new purchases of fixed maturity securities or funding of commercial mortgage loans.
Credit risk. We are subject to the risk that the issuers of our fixed maturity securities and other debt securities and borrowers on our commercial mortgages will default on principal and interest payments, particularly if a major downturn in economic activity occurs. An increase in defaults on our fixed maturity securities and commercial mortgage loan portfolios could harm our financial strength and reduce our profitability.
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

We use derivative instruments to fund the index credits on our fixed index annuities. We purchase derivative instruments, consisting primarily of one-year call options, from a number of counterparties. Our policy is to acquire such options only from counterparties rated "A-"or better by a nationally recognized rating agency and the maximum credit exposure to any single counterparty is subject to concentration limits. In addition, we have entered into credit support agreements with our counterparties which allow us to require our counterparties to post collateral to secure their obligations to us under the derivative instruments. If our counterparties fail to honor their obligations under the derivative instruments, our revenues may not be sufficient to fund the index credits on our fixed index annuities. Any such failure could harm our financial strength and reduce our profitability.
Liquidity risk. We could have difficulty selling certain investments such as privately placed securities, below investment grade securities and mortgage loans because they are less liquid than our publicly traded securities. If we require significant amounts of cash on short notice, we may have difficulty selling these securities and loans at attractive prices or in a timely manner, or both.
Fluctuations in interest rates and investment spread could adversely affect our business, financial condition, results of operations and cash flows.
A key component of our net income is the investment spread. A narrowing of investment spreads may adversely affect operating results. Although we have the right to adjust interest crediting rates (caps, participation or asset fee rates for fixed index annuities) on most products, changes to crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In general, our ability to lower crediting rates is subject to minimum crediting rates filed with and approved by state regulators. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid the narrowing of spreads under certain market conditions. Our policy structure generally provides for resetting of policy crediting rates at least annually and imposes withdrawal penalties for withdrawals during the first 5 to 17 years a policy is in force.
We manage the index-based risk component of our fixed index annuities by purchasing call options on the applicable indices to fund the annual index credits on these annuities and by adjusting the caps, participation rates and asset fees on policy anniversary dates to reflect changes in the cost of such options which varies based on market conditions. The price of such options generally increases with increases in the volatility in both the options and interest rates, which may either narrow the spread or cause us to lower caps or participation rates. Thus, the volatility of the cost of the options adds an additional degree of uncertainty to the profitability of the index products. We attempt to mitigate this risk by resetting caps, participation rates and asset fees annually on the policy anniversaries.
Persistent environment of low interest rates may adversely affect our business, financial condition, results of operations and cash flows.
Prolonged periods of low interest rates may have a negative impact on our ability to sell our fixed index annuities as consumers look for other financial instruments with potentially higher returns to fund retirement. In times of low interest rates, such as we have been experiencing since 2010 and which we may continue to experience in 2019, it is difficult to offer attractive rates and benefits to customers while maintaining profitability, which may limit sales growth of interest sensitive products.
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
An environment of rising interest rates may adversely affect our business, financial condition, results of operations and cash flows.
Periods of rising interest rates may cause increased policy surrenders and withdrawals as policyholders seek financial instruments with higher returns, commonly referred to as disintermediation. This may lead to net cash outflows and the resulting liquidity demands may require us to sell investment assets when the prices of those assets are adversely affected by the increase in interest rates, which may result in realized investment losses. Further, a portion of our investment portfolio consists of privately placed securities, below investment grade securities and commercial mortgage loans, which are relatively illiquid, thus increasing our liquidity risk in the event of disintermediation. We may also be required to accelerate the amortization of deferred policy acquisition costs and deferred sales inducements related to surrendered contracts, which would adversely affect our results of operations.
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

Our valuation of fixed maturity securities may include methodologies, estimates and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may adversely affect our financial condition and results of operations.
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
Defaults on commercial mortgage loans and volatility in performance may adversely affect our business, financial condition, results of operations and cash flows.
Commercial mortgage loans have the potential to face heightened delinquency and default risk depending on economic conditions which could have a negative impact on the performance of the underlying collateral, resulting in declining values and an adverse impact on the obligors of such instruments. An increase in the default rate of our commercial mortgage loan investments could have an adverse effect on our business, financial condition, results of operations and cash flows.
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
Equity market volatility could adversely impact our business, financial condition and results of operations.
Equity market volatility could adversely affect our profitability in various ways, particularly as a result of the lifetime income benefit riders in most of our policies. The liability for lifetime income benefit riders incorporates assumptions about the overall performance of equity markets over the estimated lives of the policies. Periods of equity market performance that are lower than our expectations could result in an increase in the portion of the liability for lifetime income benefit riders associated with such policies that is not funded by growth in the policy account value which could result in a reduction in our net income. In addition, periods of equity market performance that are lower than our expectations could result in accelerating the amortization of expenses we deferred in connection with the acquisition of the policies.
Conditions in the U.S. and global capital markets and economies could deteriorate in the near future and adversely affect our business, financial condition, results of operations and cash flows.
Our business is affected by conditions in the U.S. and global capital markets and economies. Future economic downturn or market disruption could negatively impact our ability to invest funds. Specifically, if market conditions deteriorate in 2019 or beyond:

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

The principal sources of our liquidity are annuity deposits, investment income and proceeds from the sale, maturity and call of investments. Sources of additional capital in normal markets include the issuance of short and long-term instruments, including equity, debt or other types of securities.

We face competition from companies that have greater financial resources, broader arrays of products and higher ratings, which may limit our ability to retain existing customers, attract new customers and maintain our profitability and financial strength.
We operate in a highly competitive industry. Many of our competitors are substantially larger and enjoy substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships. Our annuity products compete with fixed index, fixed rate and variable annuities sold by other insurance companies and also with mutual fund products, traditional bank products and other retirement funding alternatives offered by asset managers, banks and broker/dealers. Our insurance products compete with those of other insurance companies, financial intermediaries and other institutions based on a number of factors, including caps, participation rates and crediting rates, policy terms and conditions, service provided to distributors and policyholders, ratings by rating agencies, reputation and distributor compensation.
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
Our ability to compete also depends on financial strength ratings we receive from rating agencies. A ratings downgrade, or the potential for a ratings downgrade, could have a number of adverse effects on our business. For example, distributors and sales agents for annuity products use the ratings as one factor in determining which insurer's annuities to market. A ratings downgrade could cause those distributors and agents to seek alternative carriers.
We compete for distribution sources for our products. We believe that our success in competing for distributors depends on our financial strength, the services we provide to and the relationships we develop with these distributors, as well as offering competitive commission structures. Our distributors are generally free to sell products from whichever providers they wish, which makes it important for us to continually offer distributors products and services they find attractive. If our products or services fall short of distributors' needs, we may not be able to establish and maintain satisfactory relationships with distributors of our products. Our ability to compete in the past has also depended in part on our ability to develop innovative new products. In order for us to compete in the future, we will need to continue to bring innovative products to market in a timely fashion. Otherwise, our revenues and profitability could suffer.
Our reinsurance program involves risks because we remain liable with respect to the liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.
Our life insurance subsidiaries cede certain policies to other insurance companies through reinsurance agreements. American Equity Life has three coinsurance agreements with Athene covering $4.4 billion of policy benefit reserves at December 31, 2018 and two coinsurance agreements with EquiTrust covering $0.6 billion of policy benefit reserves at December 31, 2018. Since Athene is an unauthorized reinsurer, the annuity deposits ceded to Athene are held in trusts and American Equity Life is named as the sole beneficiary of the trusts. The assets in the trusts are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the assets in the trusts would ever be less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in the trusts for the amount of any shortfall. We remain liable with respect to the policy liabilities ceded to EquiTrust and Athene should either fail to meet the obligations assumed by them.
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

We may experience volatility in net income due to the application of fair value accounting to our derivatives.
All of our derivative instruments and derivatives embedded in other contracts are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings. This impacts certain revenues and expenses we report for our fixed index annuity business as follows:

•
We must present the call options purchased to fund the index credits on our fixed index annuity products at fair value. The fair value of the call options is based upon the amount of cash that would be required to settle the call options obtained from the counterparties adjusted for the nonperformance risk of the counterparty. We record the change in fair value of these options as a component of our revenues. The change in fair value of derivatives includes the gains or losses recognized at expiration of the option term and changes in fair value for open positions.

•
The contractual obligations for future index credits are treated as a "series of embedded derivatives" over the expected life of the applicable contracts. Increases or decreases in the fair value of embedded derivatives generally correspond to increases or decreases in equity market performance and changes in the interest rates used to discount the excess of the projected policy contract values over the projected minimum guaranteed contract values. We record the change in fair value of these embedded derivatives as a component of our benefits and expenses in our consolidated statements of operations.

The application of fair value accounting for derivatives and embedded derivatives in future periods to our fixed index annuity business may cause substantial volatility in our reported net income.
Our financial condition and results of operations depend on the accuracy of management assumptions and estimates.
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
The expected profitability of our annuity products is based in part upon expected patterns of premiums, expenses and benefits using a number of assumptions, including those related to the probability that a policy will remain in force, or persistency, and mortality. Since no insurer can precisely determine persistency or mortality, actual results could differ significantly from assumptions, and deviations from estimates and assumptions could have an adverse effect on our business, financial condition or results of operations. For example, actual persistency that is lower than our assumptions could have an adverse impact on future profitability, especially in the early years of a policy primarily because we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy.
In addition, we set initial crediting rates for our annuity products based upon expected benefit payments using assumptions for, among other factors, mortality rates of our policyholders. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if mortality rates are lower than our pricing assumptions, we could be required to make more payments under certain annuity contracts than what we had projected.
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
Deferred policy acquisition costs are costs that vary with and primarily relate to the successful acquisition of new business. Deferred sales inducements are contract enhancements such as first-year premium and interest bonuses that are credited to policyholder account balances. These costs are capitalized when incurred and are amortized over the expected life of the contracts. Current amortization of these costs is generally in proportion to expected gross profits from interest margins and, to a lesser extent, from surrender charges and rider fees. Unfavorable experience with regard to expected expenses, investment returns, mortality or withdrawals may cause acceleration of the amortization of these costs resulting in an increase of expenses and lower profitability.

If we do not manage our growth effectively, our business, financial condition and results of operations could be adversely affected; our historical growth rates may not be indicative of our future growth.
We have experienced rapid growth since our formation in December 1995. We intend to continue to grow and further growth will impose significant added responsibilities on our management, including the need to identify, recruit, maintain and integrate additional employees, including management. There can be no assurance that we will be successful in expanding our business or that our systems, procedures and controls will be adequate to support our operations as they expand. In addition, due to our rapid growth and resulting increased size, it may be necessary to expand the scope of our investing activities to asset classes in which we historically have not invested or have not had significant exposure. If we are unable to adequately manage our investments in these classes, our financial condition or operating results in the future could be less favorable than in the past. Further, we have utilized reinsurance in the past to support our growth. The future availability and cost of reinsurance is uncertain. Our failure to manage growth effectively, or our inability to recruit, maintain and integrate additional qualified employees could have an adverse effect on our business, financial condition or results of operations. In addition, our historical growth rates are not likely to accurately reflect our future growth rates or our growth potential. There is no assurance that our future revenues will increase or that we will continue to be profitable.
Our operations support complex transactions and are highly dependent on the proper functioning of information technology and communication systems. Any failure of our information technology or communications systems could adversely affect our reputation, business, financial condition, results of operations and cash flows.
While systems and processes are designed to support complex transactions and avoid systems failure, fraud, information security failures, processing errors and breaches of regulation, any failure could have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, we must commit significant resources to maintain and enhance our existing systems in order to keep pace with industry standards and customer preferences. If we fail to keep up-to-date information systems, we may not be able to rely on information for product pricing, risk management and underwriting decisions. In addition, even though backup and recovery systems and contingency plans are in place, we cannot assure investors that interruptions, failures or breaches in security of these processes and systems will not occur, or if they do occur, that they can be remediated promptly. The occurrence of any of these events could have an adverse effect on our business, results of operations and financial condition.
An information technology failure or security breach could adversely affect our reputation, business, financial condition, results of operations and cash flows.
We use information technology ("IT") to store, retrieve, evaluate and utilize customer and company data and information. Our business is highly dependent on our ability to access IT systems to perform necessary business functions such as providing customer support, making changes to existing policies, filing and paying claims, managing our investment portfolios and producing financial statements. While we maintain comprehensive policies, procedures, automation and backup plans, and a broad range of information security technical and human controls designed to prevent or limit the effect of a failure, all IT systems are vulnerable to disruptions or data breaches as the result of natural or man-made disasters, criminal activity, pandemics or other events beyond an organization's control. The failure of our IT for any of these reasons could disrupt our operations, cause reputational harm resulting in the loss of customers, or otherwise negatively impact our business, financial condition, results of operations and cash flows.
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
Changes in state and federal laws and regulation may adversely affect our business, financial condition, results of operations and cash flows.
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
The Dodd-Frank Act also created the FSOC. The FSOC may designate whether certain insurance companies and insurance holding companies pose a grave threat to the financial stability of the United States, in which case such companies would become subject to prudential regulation by the Board of Governors of the Federal Reserve. The Dodd-Frank Act also established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry other than certain health insurance, certain long-term care insurance and crop insurance. It is not possible at this time to assess the impact on our business of the establishment of the Federal Insurance Office and the FSOC. However, the regulatory framework at the state and federal level applicable to our insurance products is evolving. The changing regulatory framework could affect the design of such products and our ability to sell certain products. Any changes in these laws and regulations could adversely affect our business, financial condition or results of operations.
Changes in federal income taxation laws, including any reduction in individual income tax rates, may adversely affect our business, financial condition, results of operations and cash flows.
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
We face risks relating to litigation and regulatory examination, including the costs of such litigation or examination, management distraction and the potential for damage awards, fines, penalties or other required remediation, which may adversely affect our business, financial condition, results of operations and cash flows.
We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the SEC, the Financial Industry Regulatory Authority, Inc. ("FINRA"), the Department of Labor ("DOL") and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended, and laws governing the activities of broker/dealers. Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims.
A downgrade in our credit or financial strength ratings may increase our cost of capital, reduce new sales, adversely affect relationships with distributors and increase policy surrenders and withdrawals.
Currently, our senior unsecured indebtedness carries a "BBB-" rating with a stable outlook from S&P, a "BB+" rating with a positive outlook from Fitch, and a "bbb-" rating with a stable outlook from A.M. Best. Our ability to maintain such ratings is dependent upon the results of operations of our subsidiaries and our financial strength. If we fail to preserve the strength of our balance sheet and to maintain a capital structure that rating agencies deem suitable, it could result in a downgrade of the ratings applicable to our senior unsecured indebtedness. A downgrade would likely reduce the fair value of the common stock and may increase our cost of capital.
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
Financial strength ratings are measures of an insurance company's ability to meet policyholder obligations and generally involve quantitative and qualitative evaluations by rating agencies of a company's financial condition and operating performance. Generally, rating agencies base their ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Ratings are based upon factors of concern to agents, policyholders and intermediaries and are not directed toward the protection of investors and are not recommendations to buy, sell or hold securities.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We lease commercial office space in two buildings in West Des Moines, Iowa, one for our principal offices under an operating lease that expires on November 30, 2026 and one for our investment operations under a lease that expires on March 15, 2023. We believe these facilities are suitable and adequate for our current business operations.
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

	High	Low
2018
First Quarter	$35.79	$28.90
Second Quarter	$37.16	$27.06
Third Quarter	$38.57	$34.51
Fourth Quarter	$36.39	$25.27
2017
First Quarter	$28.00	$21.66
Second Quarter	$26.65	$22.23
Third Quarter	$29.43	$25.43
Fourth Quarter	$32.54	$28.06
As of February 11, 2019, there were approximately 28,800 holders of our common stock. In 2018 and 2017, we paid an annual cash dividend of $0.28 and $0.26, respectively, per share on our common stock. We intend to continue to pay an annual cash dividend on such shares so long as we have sufficient capital and/or future earnings to do so. However, we anticipate retaining most of our future earnings, if any, for use in our operations and the expansion of our business. Any further determination as to dividend policy will be made by our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.
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
Issuer Purchases of Equity Securities
The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share
January 1, 2018 - January 31, 2018	—	$—
February 1, 2018 - February 28, 2018	913	$31.92
March 1, 2018 - March 31, 2018	8,759	$31.82
April 1, 2018 - April 30, 2018	—	$—
May 1, 2018 - May 31, 2018	—	$—
June 1, 2018 - June 30, 2018	2,018	$35.70
July 1, 2018 - July 31, 2018	—	$—
August 1, 2018 - August 31, 2018	—	$—
September 1, 2018 - September 30, 2018	—	$—
October 1, 2018 - October 31, 2018	—	$—
November 1, 2018 - November 30, 2018	—	$—
December 1, 2018 - December 31, 2018	—	$—
Total	11,690

(a)	Includes the number of shares of common stock utilized to execute certain stock incentive awards.

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

	Year ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues
Premiums and other considerations	$26,480	$34,228	$43,767	$36,048	$32,623
Annuity product charges	224,488	200,494	173,579	136,168	118,990
Net investment income	2,147,812	1,991,997	1,849,872	1,692,192	1,531,667
Change in fair value of derivatives	(777,848)	1,677,871	164,219	(336,146)	504,825
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	(37,178)	10,509	11,524	10,211	(4,003)
Net OTTI losses recognized in operations	(36,656)	(4,630)	(22,679)	(19,536)	(2,627)
Total revenues	1,547,098	3,891,652	2,220,282	1,518,937	2,168,973
Benefits and expenses
Insurance policy benefits and change in future policy benefits	39,530	43,219	52,483	45,458	41,815
Interest sensitive and index product benefits	1,610,835	2,023,668	725,472	968,053	1,473,700
Change in fair value of embedded derivatives	(1,389,491)	919,735	543,465	(464,698)	32,321
Amortization of deferred sales inducements and policy acquisition costs	550,192	432,576	625,178	495,504	294,997
Interest expense on notes and loan payable and subordinated debentures	40,989	44,492	41,206	41,088	48,492
Other operating costs and expenses	129,301	111,691	102,231	96,218	81,584
Total benefits and expenses	981,356	3,575,381	2,090,035	1,181,623	1,972,909
Income before income taxes	565,742	316,271	130,247	337,314	196,064
Income tax expense	107,726	141,626	47,004	117,484	70,041
Net income	$458,016	$174,645	$83,243	$219,830	$126,023

Per Share Data:
Earnings per common share	$5.07	$1.96	$0.98	$2.78	$1.69
Earnings per common share - assuming dilution	5.01	1.93	0.97	2.72	1.58
Dividends declared per common share	0.28	0.26	0.24	0.22	0.20

Non-GAAP Financial Measures (a):
Reconciliation from net income to non-GAAP operating income:
Net income	$458,016	$174,645	$83,243	$219,830	$126,023
Net realized investment (gains) losses, including OTTI	45,450	(5,093)	7,188	5,737	4,429
Change in fair value of derivatives and embedded derivatives - fixed index annuities	(72,181)	121,846	56,634	(44,055)	79,053
Change in fair value of derivatives - debt	(1,892)	(1,224)	(1,265)	1,296	104
Extinguishment of debt	—	—	—	—	12,503
Litigation reserve	—	—	(1,957)	—	(1,418)
Income taxes	(3,653)	(5,124)	(21,499)	13,012	(30,048)
Non-GAAP operating income	$425,740	$285,050	$122,344	$195,820	$190,646
Non-GAAP operating income per common share	$4.71	$3.20	$1.44	$2.48	$2.56
Non-GAAP operating income per common share - assuming dilution	4.66	3.16	1.43	2.42	2.39

	As of and for the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Consolidated Balance Sheet Data:
Total investments	$49,427,498	$50,300,705	$44,757,568	$39,570,332	$35,981,858
Total assets	61,625,564	62,030,736	56,053,472	49,029,392	43,976,689
Policy benefit reserves	57,606,009	56,142,673	51,637,026	45,495,431	39,802,861
Notes and loan payable	494,591	494,093	493,755	393,227	413,805
Subordinated debentures	242,982	242,565	241,853	241,452	241,072
Accumulated other comprehensive income (loss) ("AOCI")	(52,432)	724,599	339,966	201,663	721,401
Total stockholders' equity	2,399,101	2,850,157	2,291,595	1,944,535	2,139,876

Other Data:
Life subsidiaries' statutory capital and surplus and asset valuation reserve	3,542,339	3,260,328	2,933,193	2,593,472	2,327,335
Life subsidiaries' statutory net gain from operations before income taxes and realized capital gains (losses)	372,830	565,295	144,159	227,865	467,923
Life subsidiaries' statutory net income	222,734	386,274	80,699	132,723	344,666
Book value per share (b)	26.55	31.91	26.04	23.83	27.93
Book value per share, excluding AOCI (b)	27.13	23.79	22.17	21.36	18.52

(a)
In addition to net income, we have consistently utilized non-GAAP operating income and non-GAAP operating income per common share—assuming dilution, non-GAAP financial measures commonly used in the life insurance industry, as economic measures to evaluate our financial performance. Non-GAAP operating income equals net income adjusted to eliminate the impact of items that fluctuate from year to year in a manner unrelated to core operations, and we believe measures excluding their impact are useful in analyzing operating trends. The most significant adjustments to arrive at non-GAAP operating income eliminate the impact of fair value accounting for our fixed index annuity business. These adjustments are not economic in nature but rather impact the timing of reported results. In addition, 2017 includes a $35.9 million adjustment to arrive at non-GAAP operating income resulting from the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017 and required a revaluation of our net deferred tax assets from 35% to 21%. We believe the combined presentation and evaluation of non-GAAP operating income together with net income provides information that may enhance an investor's understanding of our underlying results and profitability. The amounts included in the reconciliation of net income to non-GAAP operating income are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our consolidated financial position at December 31, 2018 and 2017, and our consolidated results of operations for the three years in the period ended December 31, 2018, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our audited consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.
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

•	customer response to new products and marketing initiatives;

•	changes in Federal income tax laws and regulations which may affect the relative income tax advantages of our products;

•	increasing competition in the sale of fixed annuities;

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
Executive Summary
Excellent customer service teamed with our ability to offer innovative insurance products that provide principal protection and lifetime income continued to result in significant sales of our annuity products. In 2018, our sales were $4.4 billion which has resulted in cash and investments in excess of $49 billion at December 31, 2018. Our sales for the last five years have ranged from $4.2 billion to $7.1 billion. We have applied a conservative investment strategy to the annuity deposits we continue to manage which has provided reliable returns on our invested assets. Our profitability has also been driven by maintaining an efficient operation.
The economic and personal investing environments continued to be conducive for high sales levels as retirees and others look to put their money in instruments that will protect their principal and provide them with consistent cash flow sources in their retirement years. Our sales increased in 2018 as compared to 2017 due to the launch of new products during 2018 to improve our competitive position in the guaranteed lifetime income benefit market, the continued competitiveness of our accumulation products and higher yields which supported increases in payout factors on our guaranteed income products. In addition, we benefited from an increase in industry sales of fixed index annuities during 2018 in part due to the DOL conflict of interest fiduciary rule being vacated. These factors were partially mitigated by continued competitive pressures within each of our distribution channels. We continue to face a challenging environment for sales of fixed index annuities due to a highly competitive market.
We continue to be in the midst of an unprecedented period of low interest rates and low yields for investments with the credit quality we prefer which presents a strong headwind to achieving our target rate for investment spread. In response, we have been reducing policyholder crediting rates for new annuities and existing annuities since the fourth quarter of 2011. In addition, options costs for certain index strategies have been increasing in the last several quarters which has caused an increase in our aggregate cost of money. We continue to have flexibility to reduce our crediting rates if necessary and could decrease our cost of money by approximately 63 basis points if we reduce current rates to guaranteed minimums. In addition, starting in 2017 we began to invest in asset classes that were not traditionally in our portfolio, focusing on investments with less liquidity that provide higher yields and have a track record of positive credit performance. Investment yields available to us in 2018 increased compared to 2017 due to an increase in interest rates on the asset classes we targeted for purchase and investment in new asset classes as noted above. We are looking to improve our investment yield through the opportunistic replacement of lower yielding securities with higher yielding securities. During 2018 we sold $2.1 billion in book value of lower yielding securities for a yield pick-up of approximately 170 basis points on these investments. As book yields on the securities sold were less than market yields, we recognized losses of approximately $50 million with $38 million recognized in net realized gains (losses), and $12 million recognized as OTTI. These losses should be recovered from the higher yields on the securities acquired with the proceeds from the sales in less than two years. While we anticipate pursuing additional portfolio realignment opportunities in 2019, we would not expect the size to be as large as in 2018.

Our Business and Profitability
We specialize in the sale of individual annuities (primarily fixed index deferred annuities). Under U.S. generally accepted accounting principles ("GAAP"), premium collections for deferred annuities are reported as deposit liabilities instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liabilities for policyholder account balances and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders, net realized gains (losses) on investments and changes in fair value of derivatives. Components of expenses for products accounted for as deposit liabilities are interest sensitive and index product benefits (primarily interest credited to account balances and changes in the liability for lifetime income benefit riders), changes in fair value of embedded derivatives, amortization of deferred sales inducements and deferred policy acquisition costs, other operating costs and expenses and income taxes.
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
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Year Ended December 31,
	2018	2017	2016
Average yield on invested assets	4.47%	4.46%	4.51%
Aggregate cost of money	1.87%	1.74%	1.90%
Aggregate investment spread	2.60%	2.72%	2.61%

Impact of:
Investment yield - additional prepayment income	0.08%	0.08%	0.06%
Cost of money benefit from over hedging	0.05%	0.06%	0.01%
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
Aggregate investment spread decreased during 2018 as compared to 2017 primarily due to an increase in the cost of money resulting from an increase in option costs for certain index strategies over the last several quarters. See the Executive Summary for a discussion of our actions in response to the increase in option costs and the low interest rate environment.

Results of Operations for the Three Years Ended December 31, 2018
Annuity deposits by product type collected during 2018, 2017 and 2016, were as follows:

	Year Ended December 31,
Product Type	2018	2017	2016
	(Dollars in thousands)
American Equity:
Fixed index annuities	$3,560,881	$3,390,144	$5,114,178
Annual reset fixed rate annuities	45,636	74,829	64,317
Multi-year fixed rate annuities	3,581	23,424	450,474
Single premium immediate annuities	23,813	24,946	35,851
	3,633,911	3,513,343	5,664,820
Eagle Life:
Fixed index annuities	660,401	576,695	610,580
Annual reset fixed rate annuities	1,555	—	—
Multi-year fixed rate annuities	109,096	87,172	852,799
	771,052	663,867	1,463,379
Consolidated:
Fixed index annuities	4,221,282	3,966,839	5,724,758
Annual reset fixed rate annuities	47,191	74,829	64,317
Multi-year fixed rate annuities	112,677	110,596	1,303,273
Single premium immediate annuities	23,813	24,946	35,851
Total before coinsurance ceded	4,404,963	4,177,210	7,128,199
Coinsurance ceded	413,222	387,280	1,736,054
Net after coinsurance ceded	$3,991,741	$3,789,930	$5,392,145
Over these years competition has increased significantly within the fixed index annuity market. While we continue to be in the top three companies for sales of fixed index annuities within the independent agent channel, the new entrants into the market have expanded the overall market through other distribution channels and our overall market share has declined from second in 2016 to sixth based on information available through the nine-months ended September 30, 2018 according to Wink's Sales and Market Report published by Wink, Inc. We attribute our leading position to our attractive product offerings, our consistent presence in the fixed index annuity market, our continued strong relationships with and excellent service provided to our distribution partners, the increased attractiveness of safe money products in volatile markets and lower interest rates on competing products such as bank certificates of deposit.
Annuity deposits before coinsurance ceded increased 5% during 2018 compared to 2017 and decreased 41% during 2017 compared to 2016. Annuity deposits after coinsurance ceded increased 5% during 2018 as compared to 2017 and decreased 30% in 2017 as compared to 2016. The increase in sales in 2018 was due to the launch of new products during 2018 to improve our competitive position in the guaranteed lifetime income benefit market, the continued competitiveness of our accumulation products and higher yields which supported increases in payout factors on our guaranteed income products. In addition, we benefited from an increase in industry sales of fixed index annuities during 2018 in part due to the DOL conflict of interest fiduciary rule being vacated. These factors were partially mitigated by continued competitive pressures within each of our distribution channels. We continue to face a challenging environment for sales of fixed index annuities due to a highly competitive market.
2017 sales levels were negatively impacted by competitive pressures within each of our distribution channels. In addition, low interest rates, strong equity markets and uncertainty surrounding the DOL conflict of interest fiduciary rule were headwinds for sales of guaranteed income products. 2016 sales levels were supported by sales of multi-year rate guaranteed ("MYGA") fixed annuity products. These products are often emphasized by banks which are an expanding source of distribution for Eagle Life. Our rates on these products were more competitive during the first half of 2016 and together with the larger number of bank distribution relationships, translated into significant sales of those products.
We coinsure 80% of the annuity deposits received from MYGA fixed annuity products and 50% of the fixed index annuities sold by Eagle Life through broker/dealers and banks. Prior to January 1, 2017, the coinsurance percentage for fixed index annuities sold by Eagle Life was 80%. The changes in coinsurance ceded premiums are attributable to changes in premiums from these sources.
Net income increased 162% to $458.0 million in 2018 and 110% to $174.6 million in 2017 from $83.2 million in 2016. Net income, in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 6% to $49.9 billion for the year ended December 31, 2018 compared to $46.8 billion in 2017 and 8% for the year ended December 31, 2017 compared to $43.5 billion in 2016. Our investment spread measured in dollars was $1.2 billion, $1.2 billion, and $1.0 billion for the years ended December 31, 2018, 2017 and 2016, respectively. As previously mentioned, our investment spread has been negatively impacted by the extended low interest rate environment (see Net investment income) and the increase in our aggregate cost of money due to an increase in option costs for certain index strategies we have been experiencing for the last several quarters.

Net income for the year ended December 31, 2018 was also positively impacted by a decrease in the statutory federal income tax rate as a result of Tax Reform (see Income tax expense). In addition, net income for the year ended December 31, 2018 benefited from a discrete tax item for a worthless stock deduction related to a wholly-owned subsidiary which reduced income tax expense by approximately $7.4 million.
Net income for the year ended December 31, 2018 was negatively impacted by realized investment losses of $73.8 million, of which $37.1 million was recognized as net realized losses and $36.7 million was recognized as OTTI. See Net realized gains (losses) on investments, excluding OTTI losses and Net OTTI losses recognized in operations and Note 3 to our audited consolidated financial statements for discussion of net realized gains (losses) on investments and net OTTI losses recognized in operations.
Net income for the year ended December 31, 2017 was negatively impacted by $35.9 million related to the revaluation of our net deferred tax assets using the newly enacted federal tax rate as a result of Tax Reform. Net income for the year ended December 31, 2017 was also negatively impacted by an $18.4 million pretax loss on the extinguishment of our $400 million notes due 2021 (the “2021 Notes”), which reduced net income by $10.8 million. See Note 9 to our audited consolidated financial statements.
Net income is also impacted by the change in fair value of derivatives and embedded derivatives which fluctuates from year to year based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in the interest rate used to discount the embedded derivative liability. Net income for the year ended December 31, 2018 was positively impacted by an increase in the discount rate used to estimate our embedded derivative liabilities while net income for the years ended December 31, 2017 and 2016 was negatively impacted by a decrease in the discount rate used to estimate our embedded derivative liabilities.
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
Net income for 2018, 2017 and 2016 includes effects from revisions to assumptions as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Increase (decrease) in amortization of deferred sales inducements	$(21,465)	$(34,274)	$35,760
Increase (decrease) in amortization of deferred policy acquisition costs	(30,572)	(48,198)	48,164
Increase (decrease) in interest sensitive and index product benefits	(53,607)	21,608	42,002
Increase (decrease) in net income	82,825	39,196	(81,224)
We review these assumptions quarterly and as a result of these reviews, we made adjustments to assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements during 2018. The most significant revisions to such assumptions were account balance true-ups which were favorable to us due to stronger index credits than we assumed due to strong equity market performance and adjustments to generally decrease lapse rate assumptions to reflect better persistency experienced than assumed. The favorable impact of the account balance true-ups and lapse rate assumption changes was partially offset by revisions to lower our future investment spread assumptions primarily due to an increase in the cost of money we have been experiencing.
The most significant revisions made during 2017 as a result of our quarterly reviews were account balance true-ups which were favorable to us due to stronger index credits than we assumed due to strong equity market performance and adjustments to generally decrease lapse rate assumptions to reflect better persistency experienced than assumed. The favorable impact of the account balance true-ups and lapse rate assumption changes was partially offset by reductions in estimated future gross profits attributable to revisions to assumptions used in determining the liability for lifetime income benefit riders as well as an increase in estimated expenses associated with a reinsurance agreement with an unaffiliated reinsurer.
The most significant revisions during 2016 as a result of our quarterly reviews were adjustments to lower future spread assumptions as actual investment spreads being earned showed investment spread and gross profits being less than what we were assuming in our models due to decreases in the average yield on invested assets resulting from the continued low interest rate environment. We also made adjustments to extend the period of time in which we assume investment spread will grade up to our long-term spread targets by an additional two years as yields obtained on investment purchases were much lower than we had anticipated as a result of the overall decline in investment yields that followed the Brexit vote. In addition, revisions to assumptions used in determining the liability for lifetime income benefit riders during 2016 resulted in a decrease in estimated future gross profits.
The 2018, 2017 and 2016 revisions to the liability for lifetime income benefit riders were consistent with the revisions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements described above. The 2018 revisions were primarily attributable to account balance true-ups and future investment spread assumptions. The impact of the account balance true-ups and future investment spread changes was partially offset by the lapse rate assumptions changes described above. The 2017 revisions were primarily due to the lapse rate assumption changes described above and changes to our account value growth projections. The 2016 revisions were primarily due to actual index credits on policies being lower than projected over the past four quarters.

Non-GAAP operating income, a non-GAAP financial measure (see reconciliation to net income in Item 6. Selected Consolidated Financial Data) increased 49% to $425.7 million in 2018 and 133% to $285.1 million in 2017 from $122.3 million in 2016.
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
Non-GAAP operating income for 2018, 2017 and 2016 includes effects from revisions to assumptions as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Increase (decrease) in amortization of deferred sales inducements	$(20,466)	$(31,317)	$36,127
Increase (decrease) in amortization of deferred policy acquisition costs	(28,702)	(43,716)	47,765
Increase (decrease) in interest sensitive and index product benefits	(53,607)	21,608	42,002
Increase (decrease) in non-GAAP operating income	80,576	34,405	(81,202)
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 12% to $224.5 million in 2018 and 16% to $200.5 million in 2017 from $173.6 million in 2016. The components of annuity product charges are set forth in the table that follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Surrender charges	$65,644	$54,624	$51,577
Lifetime income benefit riders (LIBR) fees	158,844	145,870	122,002
	$224,488	$200,494	$173,579

Withdrawals from annuity policies subject to surrender charges	$572,802	$456,084	$429,090
Average surrender charge collected on withdrawals subject to surrender charges	11.5%	12.0%	12.0%

Fund values on policies subject to LIBR fees	$21,773,577	$20,440,431	$17,809,659
Weighted average per policy LIBR fee	0.73%	0.71%	0.69%
The increases in annuity product charges were primarily attributable to increases in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee and increases in the average fees being charged due to higher fees on new products as compared to prior periods. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders. In addition, surrender charges increased in 2018 and 2017 due to an increase in withdrawals from annuity policies subject to surrender charges as compared to prior years, which is due to a larger volume of business in force and policyholder behavior.
Net investment income increased 8% to $2.1 billion in 2018 and 8% to $2.0 billion in 2017 from $1.8 billion in 2016. The increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 7% to $48.1 billion in 2018 and 9% to $44.8 billion in 2017 compared to $41.1 billion in 2016.

The average yield earned on average invested assets was 4.47%, 4.46% and 4.51% for 2018, 2017 and 2016, respectively. The increase in yield earned on average invested assets in 2018 was attributable to the investment of new premiums and portfolio cash flows at rates above the overall portfolio yield and higher yields being earned on our floating rate investments. The decrease in yield earned on average invested assets in 2017 was attributable to investment of new premiums and portfolio cash flows during those periods at rates below the overall portfolio yield. The average yield on fixed income securities purchased and commercial mortgage loans funded was 4.79%, 4.16% and 3.66% for the years ended December 31, 2018, 2017 and 2016, respectively. The impact from these items was also impacted by non-trendable investment income items which added eight basis points to the average yield on invested assets in 2018 and 2017 and six basis points to the average yield on invested assets in 2016, respectively.
Change in fair value of derivatives consists of call options purchased to fund annual index credits on fixed index annuities, and an interest rate swap and interest rate caps that hedge our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$656,953	$1,062,328	$(282,574)
Change in unrealized gains/losses	(1,435,852)	615,955	447,603
Interest rate swap	869	255	(482)
Interest rate caps	182	(667)	(328)
	$(777,848)	$1,677,871	$164,219
The differences between the change in fair value of derivatives between years for call options are primarily due to the performance of the indices upon which our call options are based which impacts the fair values and changes in the fair values of those call options between years. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during these years is as follows:

Year Ended December 31,
	2018	2017	2016
S&P 500 Index
Point-to-point strategy	0.0 - 13.9%	1.0 - 13.3%	0.0 - 8.2%
Monthly average strategy	0.0 - 8.1%	0.1 - 10.6%	0.0 - 8.3%
Monthly point-to-point strategy	0.0 - 17.5%	0.0 - 17.0%	0.0 - 5.0%
Fixed income (bond index) strategies	0.0 - 5.1%	0.0 - 5.9%	0.0 - 10.0%
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
Losses on available for sale fixed maturity securities were realized primarily due to strategies to reposition the fixed maturity security portfolio that resulted in improved net investment income, risk or duration profiles as they pertain to our asset liability management. During 2018 we sold $2.1 billion in book value of lower yielding securities for a yield pick-up of approximately 170 basis points on these investments. As book yields on these securities sold were less than market yields, we recognized losses of approximately $38 million on these sales. In addition, securities were sold at losses in 2018, 2017 and 2016 due to our long-term fundamental concern with the issuers' ability to meet their future financial obligations. See Note 4 to our audited consolidated financial statements for additional discussion of allowance for credit losses recognized on mortgage loans on real estate.

Net OTTI losses recognized in operations increased to $36.7 million in 2018 and decreased to $4.6 million in 2017 from $22.7 million in 2016. The increase in impairments recognized in 2018 compared to 2017 is partially related to our strategy to reposition the fixed maturity security portfolio. We sold $384 million in book value of securities in early October and recognized OTTI of $12 million based on our intent to sell such securities as of September 30, 2018. In addition, during 2018 we recognized impairments on certain securities with exposure to various sectors, including the energy and utilities sectors, due to specific credit concerns and/or our intent to sell such securities. The impairments recognized in 2017 were primarily on a corporate security with exposure to the industrial sector in Latin America and additional impairments on previously impaired residential mortgage backed securities. The impairments recognized in 2016 were primarily on three corporate securities with exposure to the telecommunications, materials and energy sectors and two asset-backed securities with exposure to the energy sector. See Financial Condition - Other Than Temporary Impairments and Note 3 to our audited consolidated financial statements for additional discussion of write downs of securities for other than temporary impairments.
Interest sensitive and index product benefits decreased 20% to $1.6 billion in 2018 and increased 179% to $2.0 billion in 2017 from $0.7 billion in 2016. The components of interest sensitive and index product benefits are summarized as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Index credits on index policies	$1,285,555	$1,594,722	$267,995
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	221,554	257,896	276,032
Lifetime income benefit riders	103,726	171,050	181,445
	$1,610,835	$2,023,668	$725,472
The changes in index credits were attributable to changes in the level of appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $1.3 billion, $1.6 billion and $0.3 billion for the years ended December 31, 2018, 2017 and 2016, respectively. The decrease in interest credited in 2018 and 2017 was primarily due to a decrease in the average rate credited to the annuity liabilities outstanding receiving a fixed rate of interest. The average amount of annuity liabilities outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 6% to $49.9 billion in 2018 and 8% to $46.8 billion in 2017 from $43.5 billion in 2016. The decrease in benefits recognized for lifetime income benefit riders in 2018 was primarily due to the impact of revisions of assumptions used in determining the liability for lifetime income benefit riders which caused a decrease of $53.6 million in the liability in 2018 as compared to an increase of $21.6 million in the liability in 2017. The decrease in the liability in 2018 due to assumption revisions was partially offset by an increase in the number of policies with lifetime income benefit riders which correlates to the increase in fees discussed in Annuity product charges. The decrease in benefits recognized for lifetime income benefit riders in 2017 was due to the impact of revisions of assumptions used in determining the liability for lifetime income benefit riders being less in 2017 than it was in 2016 which was partially offset by an increase in the number of policies with lifetime income benefit riders which correlates to the increase in fees discussed in Annuity product charges. See Net income above for discussion of the changes in the assumptions used in determining reserves for lifetime income benefit riders for the years ended December 31, 2018, 2017 and 2016.
Amortization of deferred sales inducements, in general, has been increasing each year due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 81%, 87% and 88% of our net annuity account values at December 31, 2018, 2017 and 2016, respectively. The increases in amortization from these factors have been affected by amortization associated with (1) fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, (2) net realized gains (losses) on investments and net OTTI losses recognized in operations and (3) changes in litigation reserves. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. Amortization of deferred sales inducements is summarized as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$249,627	$240,562	$274,309
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(15,283)	(64,219)	(21,678)
Net realized gains (losses) on investments, net OTTI losses recognized in operations and changes in litigation reserves	(12,143)	269	(1,465)
Amortization of deferred sales inducements after gross profit adjustments	$222,201	$176,612	$251,166
See Net income and Non-GAAP operating income, a non-GAAP financial measure above and Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements for discussion of the impact of unlocking on amortization of deferred sales inducements for the years ended December 31, 2018, 2017 and 2016.

Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives (see Notes 5 to our audited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Fixed index annuities - embedded derivatives	$(2,167,628)	$174,154	$145,045
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	778,137	745,581	398,420
	$(1,389,491)	$919,735	$543,465
The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in the discount rate used in estimating our embedded derivative liabilities; and (iii) the growth in the host component of the policy liability. The amounts presented as "Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting" represents the total change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date, less the change in fair value of our fixed index annuities embedded derivative. See Critical Accounting Policies—Policy Liabilities for Fixed Index Annuities.
The primary reasons for the decrease in the change in fair value of the fixed index annuity embedded derivatives for 2018 were decreases in the expected index credits on the next policy anniversary dates resulting from a decrease in the fair value of the call options acquired to fund these index credits during 2018 as compared to increases in the expected index credits resulting from an increase in the fair value of the call options during 2017 and an increase in the discount rate for 2018 as compared to a decrease in the discount rate for 2017. The primary reasons for the increase in the change in fair value of the fixed index annuity embedded derivatives for 2017 were a higher level of index credits during 2017 as compared to 2016 and a larger decrease in the discount rate used in estimating the fair value of the liability during 2017 as compared to 2016. The discount rate used in estimating our embedded derivative liabilities fluctuates from year to year based on changes in the general level of interest rates and credit spreads.
Interest expense on notes and loan payable decreased 16% to $25.5 million in 2018 and increased 8% to $30.4 million in 2017 from $28.2 million in 2016. Interest expense by debt instrument is as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
2027 Notes	$25,498	$13,801	$—
2021 Notes	—	15,024	27,540
Term loan due 2019	—	1,543	708
	$25,498	$30,368	$28,248
The decrease in interest expense in 2018 was due to the repayment of our outstanding $100 million term loan and the redemption of our $400 million 6.625% notes due 2021 with the proceeds from the issuance of $500 million aggregate principal amount of senior unsecured notes due 2027 which bear interest at 5.0% per year and will mature on June 15, 2027 (the "2027 Notes"). This lowered our senior notes costs to 5% from 6.625%. The increase in interest expense in 2017 was attributable to interest expense on the $100 million variable rate term loan originated on September 30, 2016 and prepaid on June 16, 2017 and interest expense on the 2027 Notes issued on June 16, 2017 which were partially offset by a decrease in interest expense as a result of the redemption of the 2021 Notes on July 17, 2017. See Note 9 to our audited consolidated financial statements.

Amortization of deferred policy acquisition costs, in general, has been increasing each year due to the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The increases in amortization from these factors have been affected by amortization associated with (1) fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business, (2) net realized gains (losses) on investments and net OTTI losses recognized in operations, and (3) changes in litigation reserves. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. Amortization of deferred policy acquisition costs is summarized as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$358,736	$340,191	$387,089
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(14,504)	(84,744)	(11,447)
Net realized gains (losses) on investments, net OTTI losses recognized in operations and changes in litigation reserves	(16,241)	517	(1,630)
Amortization of deferred policy acquisition costs after gross profit adjustments	$327,991	$255,964	$374,012
See Net income and non-GAAP operating income, a non-GAAP financial measure, above for discussion of the impact of unlocking on amortization of deferred policy acquisition costs for the years ended December 31, 2018, 2017 and 2016. See Critical Accounting Policies—Deferred Policy Acquisition Costs and Deferred Sales Inducements.
Other operating costs and expenses increased 16% to $129.3 million in 2018 and increased 9% to $111.7 million in 2017 from $102.2 million in 2016 and are summarized as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Salary and benefits	$71,914	$58,043	$53,479
Risk charges	31,297	29,104	28,276
Other	26,090	24,544	20,476
Total other operating costs and expenses	$129,301	$111,691	$102,231
Salary and benefits expense increased in 2018 as compared to 2017 as a result of an increase in salary and benefits of $5.4 million due to an increased number of employees related to our growth and an increase of $6.8 million related to expense recognized under our equity and cash incentive compensation programs ("incentive compensation programs"). The increases in expense for our incentive compensation programs were primarily due to increases in the actual and expected payouts due to a larger number of employees participating in the programs, higher potential payouts for certain employees participating in the programs and an increase in the percentage of restricted stock units that were earned or expected to be earned. In addition, salary and benefits for 2017 reflected a benefit of $1.3 million related to a retirement agreement with our former executive chairman.
Salary and benefits expense increased in 2017 as compared to 2016 as a result of an increase in salary and benefits of $3.3 million due to an increased number of employees related to our growth, an increase of $3.7 million related to expense recognized under our incentive compensation programs as a result of the short-term incentive compensation program being paid out at a higher percentage of target than in 2016 and an increase of $0.8 million related to a deferred compensation liability that is based on the value of our common stock. These increases were partially offset by a decrease of $3.2 million in expenses related to a retirement agreement with our former executive chairman.
The increases in reinsurance risk charges expense during 2018 and 2017 were due to the growth in our policyholder liabilities subject to a reinsurance agreement pursuant to which we cede excess regulatory reserves to an unaffiliated reinsurer. The increase in risk charge expense in 2017 due to growth in the policyholder liabilities subject to the reinsurance was partially offset by a lower risk charge percentage which was included in an October 1, 2016 amendment to the reinsurance agreement. The regulatory reserves ceded at December 31, 2018, 2017 and 2016 were $780.0 million, $737.3 million and $638.1 million, respectively.
Other expenses increased in 2018 primarily as a result of increases in professional and consulting fees, increases in depreciation and maintenance expenses primarily related to software and hardware assets and increases in licensing fees which are based on the level of policyholder funds under management allocated to index strategies. These increases were offset by decreases in commission expense related to the exit of the group life business effective January 1, 2018.
Other expenses increased in 2017 as compared to 2016 due primarily to 2016 benefiting from the release of a litigation liability of $2.8 million and the release of a guaranty fund assessment liability of $2.3 million. Other expenses adjusted for these nonrecurring items from 2016 decreased in 2017 as compared to 2016 due to decreases in general expenses that vary from period to period based on the level of annuity deposits collected that are not eligible for deferral.

Income tax expense decreased in 2018 as Tax Reform reduced the statutory federal income tax rate from 35% to 21% effective January 1, 2018. The lower tax rate offset the expected increase in income tax expense from the increase in income before income taxes. Income tax expense increased in 2017 due to an increase in income before income taxes and the impact of Tax Reform discussed below. The effective income tax rates were 19.0%, 44.8% and 36.1% for 2018, 2017 and 2016, respectively.
Income tax expense and the resulting effective tax rate are based upon two components of income before income taxes ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 21.6% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income for the parent company and other non-life insurance subsidiaries (the "non-life insurance group") is generally taxed at an effective tax rate of 29.5% reflecting the combined federal / state income tax rates. Prior to Tax Reform, life insurance income was generally taxed at an effective rate of approximately 35.6% while income for the non-life insurance group was generally taxed at an effective tax rate of 41.5% reflecting the combined federal / state income tax rates. The effective income tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income vary from year to year based primarily on the relative size of pretax income from the two sources.
The effective income tax rate for 2018 was impacted by capital losses being carried back to periods in which a 35% statutory tax rate was in effect. The impact of the higher capital loss carry back rate reduced income tax expense by approximately $2.5 million for the year ended December 31, 2018. In addition, the effective tax rate for the year ended December 31, 2018 benefited from a discrete tax item for a worthless stock deduction related to a wholly-owned subsidiary which reduced income tax expense by approximately $7.4 million.
The effective income tax rate for 2018 and 2017 was impacted by a discrete tax item related to share-based compensation that reduced income tax expense for 2018 and 2017 by approximately $2.7 million and $2.8 million, respectively.
Income tax expense for the year ended December 31, 2017 was increased by $35.9 million related to the revaluation of our net deferred tax assets using the newly enacted federal tax rate as a result of Tax Reform. The effective tax rate for 2017 adjusted to exclude the impact of Tax Reform was 32.3%. The effective tax rate adjusted to exclude the impact of Tax Reform decreased in 2017 as compared to 2016 as the portion of taxable income from the non-life insurance group decreased significantly and the level of permanent tax adjustments, including tax exempt investment income, compared to pretax income increased as compared to 2016.
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

The composition of our investment portfolio is summarized as follows:

	December 31,
	2018		2017
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$11,652	—%	$11,876	—%
United States Government sponsored agencies	1,138,529	2.3%	1,305,017	2.6%
United States municipalities, states and territories	4,126,267	8.3%	4,166,812	8.3%
Foreign government obligations	230,274	0.5%	239,360	0.5%
Corporate securities	28,371,514	57.4%	29,956,012	59.6%
Residential mortgage backed securities	1,202,159	2.4%	1,105,567	2.2%
Commercial mortgage backed securities	5,379,003	10.9%	5,544,850	11.0%
Other asset backed securities	5,464,329	11.1%	3,120,536	6.2%
Total fixed maturity securities	45,923,727	92.9%	45,450,030	90.4%
Mortgage loans on real estate	2,943,091	6.0%	2,665,531	5.3%
Derivative instruments	205,149	0.4%	1,568,380	3.1%
Other investments	355,531	0.7%	616,764	1.2%
	$49,427,498	100.0%	$50,300,705	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	December 31,
	2018		2017
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$27,052,481	58.9%	$27,909,879	61.4%
Baa	17,265,590	37.6%	16,048,610	35.3%
Total investment grade	44,318,071	96.5%	43,958,489	96.7%
Ba	1,191,772	2.6%	1,035,676	2.3%
B	139,313	0.3%	130,857	0.3%
Caa	122,717	0.3%	134,586	0.3%
Ca and lower	151,854	0.3%	190,422	0.4%
Total below investment grade	1,605,656	3.5%	1,491,541	3.3%
	$45,923,727	100.0%	$45,450,030	100.0%
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
A summary of our fixed maturity securities by NAIC designation is as follows:

	December 31, 2018				December 31, 2017
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$26,588,352	$26,921,843	$26,921,843	58.6%	$26,669,427	$28,274,379	$28,274,379	62.2%
2	17,901,161	17,528,072	17,528,072	38.2%	15,198,551	15,869,219	15,869,219	34.9%
3	1,396,650	1,269,242	1,269,242	2.8%	1,161,737	1,157,420	1,158,001	2.5%
4	173,987	137,991	137,991	0.3%	134,838	117,542	117,542	0.3%
5	23,836	19,453	19,453	—%	17,015	20,927	20,927	0.1%
6	47,204	47,126	47,126	0.1%	12,232	9,962	9,962	—%
	$46,131,190	$45,923,727	$45,923,727	100.0%	$43,193,800	$45,449,449	$45,450,030	100.0%
The amortized cost and fair value of fixed maturity securities at December 31, 2018, by contractual maturity are presented in Note 3 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2018
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$8,650	$(322)	$8,328
United States Government sponsored agencies	23	1,066,544	(83,034)	983,510
United States municipalities, states and territories	136	518,758	(15,658)	503,100
Foreign government obligations	6	114,529	(4,159)	110,370
Corporate securities:
Finance, insurance and real estate	286	3,551,237	(164,727)	3,386,510
Manufacturing, construction and mining	231	2,515,204	(119,607)	2,395,597
Utilities and related sectors	273	3,032,710	(127,957)	2,904,753
Wholesale/retail trade	103	1,308,962	(77,554)	1,231,408
Services, media and other	529	6,040,083	(348,884)	5,691,199
Residential mortgage backed securities	33	172,427	(4,125)	168,302
Commercial mortgage backed securities	487	4,367,221	(134,826)	4,232,395
Other asset backed securities	604	4,615,477	(270,234)	4,345,243
	2,715	$27,311,802	$(1,351,087)	$25,960,715

December 31, 2017
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$8,443	$(147)	$8,296
United States Government sponsored agencies	18	1,035,489	(31,730)	1,003,759
United States municipalities, states and territories	48	176,831	(3,596)	173,235
Foreign government obligations	2	64,313	(2,025)	62,288
Corporate securities:
Finance, insurance and real estate	92	1,090,077	(33,178)	1,056,899
Manufacturing, construction and mining	55	468,505	(14,324)	454,181
Utilities and related sectors	63	657,599	(13,000)	644,599
Wholesale/retail trade	31	344,196	(12,620)	331,576
Services, media and other	165	1,693,343	(72,565)	1,620,778
Residential mortgage backed securities	20	75,159	(2,471)	72,688
Commercial mortgage backed securities	310	2,473,034	(69,840)	2,403,194
Other asset backed securities	146	996,531	(13,405)	983,126
	954	$9,083,520	$(268,901)	$8,814,619
Fixed maturity securities, held for investment:
Corporate security:
Insurance	1	$77,041	$(581)	$76,460
The increase in unrealized losses from December 31, 2017 to 2018 was primarily due to an increase in interest rates in addition to price deterioration due to wider credit spreads during the year ended December 31, 2018. The 10-year U.S. Treasury yield rates at December 31, 2018 and 2017 were 2.69% and 2.40%, respectively. The 30-year U.S. Treasury yields at December 31, 2018 and 2017 were 3.02% and 2.74%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
December 31, 2018
1	$13,302,253	51.2%	$(552,455)	40.9%
2	11,301,715	43.5%	(622,053)	46.0%
3	1,170,941	4.5%	(129,441)	9.6%
4	127,222	0.5%	(40,927)	3.0%
5	19,453	0.1%	(4,383)	0.3%
6	39,131	0.2%	(1,828)	0.2%
	$25,960,715	100.0%	$(1,351,087)	100.0%

December 31, 2017
1	$5,433,608	61.1%	$(158,991)	59.0%
2	2,809,981	31.6%	(64,369)	23.9%
3	540,320	6.1%	(23,166)	8.6%
4	94,004	1.1%	(17,972)	6.7%
5	11,130	0.1%	(1,460)	0.5%
6	2,617	—%	(3,524)	1.3%
	$8,891,660	100.0%	$(269,482)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 2,715 and 955 securities, respectively) have been in a continuous unrealized loss position at December 31, 2018 and 2017, along with a description of the factors causing the unrealized losses is presented in Note 3 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.

The amortized cost and fair value of fixed maturity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
December 31, 2018
Fixed maturity securities:
Investment grade:
Less than six months	770	$6,986,778	$6,777,338	$(209,440)
Six months or more and less than twelve months	1,184	12,208,435	11,692,145	(516,290)
Twelve months or greater	606	6,639,807	6,186,550	(453,257)
Total investment grade	2,560	25,835,020	24,656,033	(1,178,987)
Below investment grade:
Less than six months	59	578,858	533,979	(44,879)
Six months or more and less than twelve months	44	371,075	338,056	(33,019)
Twelve months or greater	52	526,849	432,647	(94,202)
Total below investment grade	155	1,476,782	1,304,682	(172,100)
	2,715	$27,311,802	$25,960,715	$(1,351,087)
December 31, 2017
Fixed maturity securities
Investment grade:
Less than six months	409	$3,550,774	$3,520,164	$(30,610)
Six months or more and less than twelve months	27	257,924	249,690	(8,234)
Twelve months or greater	430	4,668,838	4,486,239	(182,599)
Total investment grade	866	8,477,536	8,256,093	(221,443)
Below investment grade:
Less than six months	32	201,885	194,821	(7,064)
Six months or more and less than twelve months	12	36,595	34,619	(1,976)
Twelve months or greater	45	444,545	405,546	(38,999)
Total below investment grade	89	683,025	634,986	(48,039)
	955	$9,160,561	$8,891,079	$(269,482)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
December 31, 2018
Investment grade:
Less than six months	5	$103,637	$78,378	$(25,259)
Six months or more and less than twelve months	1	20,189	15,225	(4,964)
Twelve months or greater	—	—	—	—
Total investment grade	6	123,826	93,603	(30,223)
Below investment grade:
Less than six months	13	146,474	108,465	(38,009)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	3	45,594	26,665	(18,929)
Total below investment grade	16	192,068	135,130	(56,938)
	22	$315,894	$228,733	$(87,161)
December 31, 2017
Investment grade:
Less than six months	3	$8,597	$6,931	$(1,666)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	3	8,597	6,931	(1,666)
Below investment grade:
Less than six months	1	11,021	8,275	(2,746)
Six months or more and less than twelve months	1	3,523	2,674	(849)
Twelve months or greater	4	55,647	37,591	(18,056)
Total below investment grade	6	70,191	48,540	(21,651)
	9	$78,788	$55,471	$(23,317)

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

	Available for sale		Held for investment
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
December 31, 2018
Due in one year or less	$31,590	$30,780	$—	$—
Due after one year through five years	2,596,616	2,534,891	—	—
Due after five years through ten years	7,196,565	6,907,961	—	—
Due after ten years through twenty years	3,247,923	3,056,474	—	—
Due after twenty years	5,083,983	4,684,669	—	—
	18,156,677	17,214,775	—	—
Residential mortgage backed securities	172,427	168,302	—	—
Commercial mortgage backed securities	4,367,221	4,232,395	—	—
Other asset backed securities	4,615,477	4,345,243	—	—
	$27,311,802	$25,960,715	$—	$—
December 31, 2017
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	463,667	454,062	—	—
Due after five years through ten years	1,996,166	1,945,474	—	—
Due after ten years through twenty years	1,937,009	1,881,162	—	—
Due after twenty years	1,141,954	1,074,913	77,041	76,460
	5,538,796	5,355,611	77,041	76,460
Residential mortgage backed securities	75,159	72,688	—	—
Commercial mortgage backed securities	2,473,034	2,403,194	—	—
Other asset backed securities	996,531	983,126	—	—
	$9,083,520	$8,814,619	$77,041	$76,460
International Exposure
We hold fixed maturity securities with international exposure. As of December 31, 2018, 24% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of our fixed maturity securities with international exposure are denominated in U.S. dollars. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	December 31, 2018
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$249,818	$246,303	0.5%
Asia/Pacific	460,239	464,240	1.0%
Non-GIIPS Europe	3,030,213	3,007,307	6.6%
Latin America	285,509	287,639	0.6%
Non-U.S. North America	1,351,033	1,349,443	2.9%
Australia & New Zealand	946,658	919,847	2.0%
Other	5,195,192	4,935,145	10.8%
	$11,518,662	$11,209,924	24.4%

(1)
Greece, Ireland, Italy, Portugal and Spain ("GIIPS"). All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

All of the securities presented in the table above are investment grade (NAIC designation of either 1 or 2), except for the following:

	December 31, 2018
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
GIIPS	$19,524	$18,101
Asia/Pacific	11,000	9,814
Non-GIIPS Europe	140,289	132,826
Latin America	67,944	66,011
Non-U.S. North America	50,941	46,880
Other	419,602	373,533
	$709,300	$647,165
Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 20% or greater change in market price relative to its amortized cost and/or a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our residential and commercial mortgage backed securities as we monitor all of our residential and commercial mortgage backed securities on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At December 31, 2018, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Below investment grade
Corporate securities:
Consumer discretionary	5	$52,470	$(10,457)	$42,013	5 - 47	0 - 10
Energy	8	76,005	(18,321)	57,684	2 - 52	0 - 43
Industrials	1	562	—	562	—	—
Materials	1	3,990	1,417	5,407	—	—
Utilities	5	59,753	(6,008)	53,745	3 - 15	0 - 2
Other asset backed securities:
Financials	2	1,693	326	2,019	—	—
	22	$194,473	$(33,043)	$161,430

We have determined that the unrealized losses of the securities on the watch list are temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost. Our analysis of these securities and their credit performance at December 31, 2018 is as follows:
Corporate securities:
Consumer discretionary: The decline in the value of certain of these securities is primarily due to weak operating performance and sales trends. The decrease in sales for certain of these securities related to a domestic based toy manufacturer is attributable to the liquidation of a major toy retailer during the fourth quarter of 2017. While the issuer has seen a decrease in operating performance, it has implemented a plan to reduce costs and stabilize its revenue and is in the early phase of executing on that plan. We have determined that these securities were not other than temporarily impaired due to our evaluation of the operating performance and the creditworthiness of the issuer and the fact that all required payments have been made. The decline in operating performance and sales trends of another of these securities related to a domestic company operating retail chain stores is a result of market deterioration being experienced in many companies within the retail market. We recognized an other than temporary impairment on this issuer during 2018 due to our evaluation of the operating performance and the credit worthiness of the issuer. In addition, we included a Brazilian food company whose operating trends have come under pressure due to export challenges, domestic poultry price weakness and a domestic trucking strike. As one of the world's largest food companies, we believe the company remains a viable entity even though operating metrics have declined. We have determined that these securities were not other than temporarily impaired due to our evaluation of their operating performance, asset base and creditworthiness of the borrower.
Energy, Industrials and Materials: The decline in the value of these securities relates to continued operational pressure due to past declines in certain commodity prices specific to their businesses. The decline in these commodity prices creates financial challenges as the companies had to realign operations to accommodate the new environment. These issuers will be stressed greater than the average company due to their price sensitivity and the specific position they hold in the supply chain. While values have declined, improving commodity prices should continue to provide better financial performance for these companies. We recognized an other than temporary impairment on two of these issuers during 2018 due to our evaluation of the operating performance and the credit worthiness of each issuer. While the remaining issuers have seen their financial and profitability profile weakened, we have determined that the remaining securities were not other than temporarily impaired due to our evaluation of the operating performance and the credit worthiness of the issuer.
Utilities: The decline in the value of these securities relates to pending litigation and bankruptcy concerns of the issuer. We have impaired one of these securities, which was issued at a premium, to reflect the risk that the issuer may call the bonds as a result of pending litigation and bankruptcy and limit payback to stated par values. The remaining securities were issued at discounts and we have determined that the issuer remains solvent and appears to have sufficient capital levels to address litigation concerns.
Other asset backed securities:
Financials:  The decline in value of one of the asset backed securities is due to poor performance in the underlying pool of student loans. The investment is backed by a guarantee from the for-profit education services provider. This service provider filed for bankruptcy creating concerns around the security. We recognized an other than temporary impairment on this issuer during 2018 due to concerns over pending litigation and our evaluation of the operating performance and the credit worthiness. The decline in value of the other asset backed security is related directly to the decline in oil prices and the financial stability of its operator. The issuer has direct exposure to the oil market as its primary business is deep water drilling. As oil prices have remained low, the operator of the deep water vessel has experienced financial pressure on its balance sheet and similar vessel sales have been at softer valuations. We recognized other than temporary impairments on this security during 2018 and 2017.
Other Than Temporary Impairments
We have a policy and process to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments. During the years ended December 31, 2018, 2017 and 2016, we recognized other than temporary impairment on corporate securities, residential mortgage backed securities, commercial mortgage backed securities and other asset backed securities, all of which are available for sale fixed maturity securities. In addition, in all periods presented we recognized credit losses on residential mortgage backed securities, and on one other asset backed security in 2018 and 2016 that resulted in a reclassification of OTTI loss from accumulated other comprehensive income to net income.
In 2018, we recognized $12 million OTTI loss in operations due to our intent to sell certain securities as part of our opportunistic replacement of lower yielding securities with higher yielding securities which is further discussed in Management's Discussion and Analysis - Executive Summary. We recognized a $5.5 million OTTI loss in operations on a corporate security in the utilities sector due to concerns over pending litigation. We recognized a $3.6 million OTTI loss in operations on an other asset backed security as potential sales activity related to the asset backing our security led us to conclude the asset is worth less than our previous estimate. We recognized a $2.7 million OTTI loss in operations on a corporate security related to an issuer operating retail chain stores due to deteriorating operating performance and sales trends. We recognized a $3.6 million OTTI loss in operations on an issuer in the commodities sector due to deteriorating operating performance resulting in part of from operational pressure related to past declines in certain commodity prices specific to its businesses.

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
Several factors led us to believe that full recovery of amortized cost is not expected on the securities for which we recognized credit losses and reclassified OTTI from accumulated other comprehensive income (loss) to net income. A discussion of these factors, our policy and process to identify securities that could potentially have impairment that is other than temporary and a summary of OTTI is presented in Note 3 to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.
Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, net of loan loss allowances and deferred prepayment fees. At December 31, 2018 and 2017, the largest principal amount outstanding for any single mortgage loan was $23.8 million and $21.2 million, respectively, and the average loan size was $3.8 million and $3.5 million, respectively. In addition, the average loan to value ratio for the overall portfolio was 53.6% at both December 31, 2018 and 2017, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 of our audited consolidated financial statements of this Form 10-K, which is incorporated by reference in this Item 7.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At December 31, 2018, we had commitments to fund commercial mortgage loans totaling $148.0 million, with interest rates ranging from 4.50% to 7.40%. During 2018 and 2017, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the year ended December 31, 2018, we received $178.2 million in cash for loans being paid in full compared to $230.4 million for the year ended December 31, 2017. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
See Note 4 to our audited consolidated financial statements, incorporated by reference, for a presentation of our specific and general loan loss allowances, impaired loans, foreclosure activity and troubled debt restructure analysis.
We have a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio (based on most recent information collected) follows:

	December 31, 2018		December 31, 2017
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)		(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$2,121,785	71.9%	$1,826,596	68.3%
Greater than or equal to 1.2 and less than 1.5	645,470	21.8%	638,299	23.9%
Greater than or equal to 1.0 and less than 1.2	127,083	4.3%	148,881	5.6%
Less than 1.0	58,126	2.0%	60,539	2.2%
	$2,952,464	100.0%	$2,674,315	100.0%

All of our mortgage loans (based on principal outstanding) that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at December 31, 2018.
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

	December 31,
	2018	2017
	(Dollars in thousands)
Impaired mortgage loans with an allowance	$1,253	$5,445
Impaired mortgage loans with no related allowance	—	1,436
Allowance for probable loan losses	(229)	(1,418)
Net carrying value of impaired mortgage loans	$1,024	$5,463
At December 31, 2018, we had no commercial mortgage loans that were delinquent (60 days or more past due at the reporting date) in their principal and interest payments.
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
Liabilities
Our liability for policy benefit reserves increased to $57.6 billion at December 31, 2018 compared to $56.1 billion at December 31, 2017, primarily due to net cash flows from annuity deposits and funds returned to policyholders and interest and index credits credited to policyholders during 2018. The increase in policy benefit reserves resulting from these items was partially mitigated by a decrease in the fair value of our fixed index annuity embedded derivatives during 2018. Substantially all of our annuity products have a surrender charge feature designed to reduce the risk of early withdrawal or surrender of the policies and to compensate us for our costs if policies are withdrawn early. Our lifetime income benefit rider also reduces the risk of early withdrawal or surrender of the policies as it provides an additional liquidity option to policyholders as the policyholder can elect to receive guaranteed payments for life from their contract without requiring them to annuitize their contract value and the rider is not transferable to other contracts. Notwithstanding these policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates and other factors.
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
Liquidity requirements are met primarily by funds provided from operations. Our life subsidiaries generally receive adequate cash flow from annuity deposits and investment income to meet their obligations. Annuity liabilities are generally long-term in nature. However, a primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and bonus vesting, which help limit and discourage early withdrawals. Our lifetime income benefit rider also limits the risk of early withdrawals as it provides an additional liquidity option to policyholders as the policyholder can elect to receive guaranteed payments for life from their contract without requiring them to annuitize their contract value and the rider is not transferable to other contracts. At December 31, 2018, approximately 93% of our annuity liabilities were subject to penalty upon surrender, with a weighted average remaining surrender charge period of 7.5 years and a weighted average surrender charge percentage of 12.1%.

Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $1.2 billion for the year ended December 31, 2018 compared to $1.3 billion for the year ended December 31, 2017 with the decrease attributable to a $341.4 million (after coinsurance) increase in funds returned to policyholders, which was partially offset by a $202.9 million increase in net annuity deposits after coinsurance. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.
Liquidity of Parent Company
We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt (senior notes and subordinated debentures issued to subsidiary trusts), pay operating expenses and pay dividends to stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. These sources provide adequate cash flow for us to meet our current and reasonably foreseeable future obligations and we expect they will be adequate to fund our parent company cash flow requirements in 2019.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2019, up to $325.2 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $1.9 billion of statutory earned surplus at December 31, 2018.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of December 31, 2018, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to maintain this rating objective. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
The transfer of funds by American Equity Life is also restricted by a covenant in our line of credit agreement which requires American Equity Life to maintain a minimum risk-based capital ratio of 275% and a minimum level of statutory surplus equal to the sum of 1) 80% of statutory surplus at June 30, 2016, 2) 50% of the statutory net income for each fiscal quarter ending after June 30, 2016, and 3) 50% of all capital contributed to American Equity Life after June 30, 2016. American Equity Life's risk-based capital ratio was 360% at December 31, 2018. Under this agreement, we are also required to maintain a maximum ratio of adjusted debt to total adjusted capital of 0.35.
Cash and cash equivalents of the parent holding company at December 31, 2018, were $68.9 million. In addition, as discussed in Note 9 to our audited consolidated financial statements, we have a $150 million revolving line of credit agreement, with no borrowings outstanding at December 31, 2018. This revolving line of credit terminates on September 30, 2021, and borrowings are available for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions.
Statutory accounting practices prescribed or permitted for our life subsidiaries differ in many respects from those governing the preparation of financial statements under GAAP. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. Information as to statutory capital and surplus and statutory net income for our life subsidiaries as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 is included in Note 12 to our audited consolidated financial statements.

In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2018.

	Payments Due by Period
	Total	Less Than 1 year	1–3 Years	4–5 Years	After 5 Years
	(Dollars in thousands)
Annuity and single premium universal life products (1)	$51,269,156	$3,427,764	$10,105,250	$6,159,800	$31,576,342
Notes and loan payable, including interest payments (2)	713,734	25,462	50,772	50,000	587,500
Subordinated debentures, including interest payments (3)	574,235	15,535	31,071	31,071	496,558
Amounts due under repurchase agreements	109,298	109,298	—	—	—
Operating leases	13,389	1,986	3,878	3,161	4,364
Mortgage loan funding and other investments	203,980	176,234	27,746	—	—
Total	$52,883,792	$3,756,279	$10,218,717	$6,244,032	$32,664,764

(1)
Amounts shown in this table are projected payments through the year 2038 which we are contractually obligated to pay to our annuity policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on our historical experience.

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
Valuation of Investments
Our fixed maturity securities classified as available for sale are reported at fair value. Unrealized gains and losses, if any, on these securities are included directly in stockholders' equity as a component of accumulated other comprehensive income (loss), net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements. Unrealized gains and losses represent the difference between the amortized cost or cost basis and the fair value of these investments. We use significant judgment within the process used to determine fair value of these investments.
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

The following table presents the fair value of fixed maturity and equity securities, available for sale, by pricing source and hierarchy level as of December 31, 2018 and 2017, respectively:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
December 31, 2018
Priced via third party pricing services	$5,907	$45,268,935	$—	$45,274,842
Priced via independent broker quotations	—	20,367	—	20,367
Priced via other methods	—	635,955	—	635,955
	$5,907	$45,925,257	$—	$45,931,164
% of Total	—%	100.0%	—%	100.0%

December 31, 2017
Priced via third party pricing services	$290,645	$45,150,229	$—	$45,440,874
Priced via independent broker quotations	—	34,750	—	34,750
Priced via other methods	—	189,794	—	189,794
	$290,645	$45,374,773	$—	$45,665,418
% of Total	0.6%	99.4%	—%	100.0%
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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparison of the prices to a secondary pricing source, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of December 31, 2018 and 2017.
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
In general, the change in the fair value of the embedded derivatives will not correspond to the change in fair value of the purchased call options because the purchased call options are generally one year options while the options valued in the embedded derivatives represent the rights of the contract holder to receive index credits over the entire period the fixed index annuities are expected to be in force, which typically exceeds 10 years.
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at December 31, 2018 were to increase by 100 basis points, our reserves for fixed index annuities would decrease by $504.5 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $423.5 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $559.9 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $291.8 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.
Liability for Lifetime Income Benefit Riders
The liability for lifetime income benefit riders is based on estimates of the present value of benefit payments expected to be paid in excess of projected policy values recognizing the excess over the expected lives of the underlying policies based on the actual and present value of expected assessments including spreads and product charges and fees. The inputs used in the calculation of the liability for lifetime income benefit riders include actual policy values, actual income account values, actual payout factors, actual roll-up rates and our best estimate assumptions for future policy growth, future policy decrements, the ages at which policyholders are expected to elect to begin to receive lifetime income benefit payments, the percentage of policyholders who elect to receive lifetime income benefit payments and the type of income benefit payments selected upon election. The assumptions are reviewed quarterly and revisions to the assumptions are made based on historical results and our best estimates of future experience. The liability for lifetime income benefit riders is included in policy benefit reserves in the consolidated balance sheets and the change in the liability is included in interest sensitive and index product benefits in the consolidated statements of operations. See Results of Operations for the Three Years Ended December 31, 2018 in this Item 7 for a discussion and presentation of the actual effects of assumption revisions.
A key assumption in the calculation of the liability for lifetime income benefit riders is the percentage of policyholders who elect to receive lifetime income benefit payments. If the percentage of policyholders who elect to receive lifetime income benefit payments under our fee based rider was increased by 10% at December 31, 2018, our liability for lifetime income benefit riders would increase by $102 million recorded through operations as an increase in interest sensitive and index product benefits. A decrease by 10% in the percentage of policyholders who elect to receive lifetime income benefit payments under our fee based rider would decrease our liability for lifetime income benefit riders by $101 million recorded through operations as a decrease in interest sensitive and index product benefits.
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

For annuity products, these costs are being amortized generally in proportion to expected gross profits from investment spreads, including the cost of hedging the fixed indexed annuity obligations, and, to a lesser extent, from product charges net of expected excess payments for lifetime income benefit riders, and mortality and expense margins. Current and future period gross profits/margins for fixed index annuities also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. Current period amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. Our estimates of future gross profits/margins are based on actuarial assumptions related to the underlying policies terms, lives of the policies, yield on investments supporting the liabilities and level of expenses necessary to maintain the polices over their entire lives. Revisions are made based on historical results and our best estimates of future experience. See Results of Operations for the Three Years Ended December 31, 2018 in this Item 7 for a discussion and presentation of the actual effects of unlocking.
Estimated future gross profits vary based on a number of sources including investment spread margins, lifetime income benefit rider fees and benefits, surrender charge income, policy persistency, policy administrative expenses and realized gains and losses on investments including credit related other than temporary impairment losses. Estimated future gross profits are most sensitive to changes in investment spread margins which are the most significant component of gross profits. If estimated gross profits for all future years on business in force at December 31, 2018 were to increase by 10%, our combined balance for deferred policy acquisition costs and deferred sales inducements at December 31, 2018 would increase by $239.2 million recorded through operations as a decrease to amortization of deferred policy acquisition costs and deferred sales inducements. Correspondingly, a 10% decrease in estimated gross profits for all future years would result in a $265.0 million decrease in the combined December 31, 2018 balances recorded through operations as an increase to amortization of deferred policy acquisition costs and deferred sales inducements.
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

Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at December 31, 2018, of which $85.5 million has been swapped to a fixed rate for seven years which began in March 2014 and $79.0 million has been capped for seven years which began in July 2014 (see Note 5 to our audited consolidated financial statements in this Form 10-K). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for fixed index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (30 basis points) from levels at December 31, 2018, we estimate that the fair value of our fixed maturity securities would decrease by approximately $1.0 billion. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $342.0 million in accumulated other comprehensive income (loss) and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition—Liquidity for Insurance Operations for a further discussion of the liquidity risk.
The amortized cost of fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, was $8.7 billion as of December 31, 2018. During the years ended December 31, 2018 and 2017, we received $0.9 billion and $0.6 billion, respectively, in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At December 31, 2018, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies. At December 31, 2018, approximately 15% of our annuity liabilities were at minimum guaranteed crediting rates.
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

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Annual index credits to policyholders on their anniversaries	$1,285,555	$1,594,722	$267,995
Proceeds received at expiration of options related to such credits	1,307,755	1,623,346	272,277
On the anniversary dates of the index policies, we purchase new call options to fund the next annual index credits. The risk associated with these prospective purchases is the uncertainty of the cost, which will determine whether we are able to earn our spread on our index business. We manage this risk through the terms of our fixed index annuities, which permit us to change caps, participation rates and asset fees, subject to contractual features. By modifying caps, participation rates or asset fees, we can limit option costs to budgeted amounts, except in cases where the contractual features would prevent further modifications. Based upon actuarial testing which we conduct as a part of the design of our index products and on an ongoing basis, we believe the risk that contractual features would prevent us from controlling option costs is not material.

Item 8.    Consolidated Financial Statements and Supplementary Data
The audited consolidated financial statements are included as a part of this report on Form 10-K on pages F-1 through F-53.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2018 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b)	Management's Report on Internal Control over Financial Reporting
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 based upon criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has determined that we maintained effective internal control over financial reporting as of December 31, 2018.
The Company's independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of management's internal control over financial reporting as of December 31, 2018. This report appears on page F-2 of this annual report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2018 which has not been previously reported.

PART III
The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 6, 2019 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2018.

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

10.14 *	Form of Performance Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended March 31, 2013 filed on May 8, 2013)
10.15 *	Form of First Amendment to the Performance Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended March 31, 2016 filed on May 10, 2016)
10.16 *
Form of Change in Control Agreement between American Equity Investment Life Holding Company and Scott A. Samuelson (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended June 30, 2013 filed on August 8, 2013)

10.17 *	2013 Director Equity and Incentive Plan (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the period ended June 30, 2013 filed on August 8, 2013)
10.18
Credit Agreement dated September 30, 2016 among American Equity Life Investment Holding Company, JP Morgan Chase Bank, National Association, SunTrust Bank, and Citibank, National Association and Royal Bank of Canada (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 3, 2016)

10.19
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

10.21 *	American Equity Investment Life Holding Company 2016 Employee Incentive Plan (Incorporated by reference to the Appendix A to the Company's proxy statement on Form DEF 14A filed on April 18, 2016)
10.22 *	First Amendment to American Equity Investment Life Holding Company 2016 Employee Incentive Plan (Incorporated by reference to Exhibit 99.2 to Form S-8 filed on September 8, 2016)
10.23 *	Form of Restricted Stock Award Agreement with Respect to Common Stock of American Equity Investment Life Holding Company (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 8, 2016)
10.24 *	Form of Performance Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 8, 2016)

Exhibit No.	Description
10.25 *
Form of First Amendment to Employee Stock Option Agreements between American Equity Investment Life Holding Company and each of David J. Noble and Debra J. Richardson (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended June 30, 2016 filed on August 9, 2016)

10.26 *
American Equity Marketing Officers Deferred Compensation Agreement, dated as of January 1, 1998, between American Equity Investment Life Insurance Company and Ronald J. Grensteiner (Incorporated by reference to Exhibit 10.27 to Form 10-K for the year ended December 31, 2017 filed on February 23, 2018)

10.27 *	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended March 31, 2018 filed on May 8, 2018)
10.28 *	Form of Director Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended March 31, 2018 filed on May 8, 2018)
10.29 *	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended March 31, 2018 filed on May 8, 2018)
10.30 *	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the period ended March 31, 2018 filed on May 8, 2018)
10.31 *
Form of Change in Control Agreement between American Equity Investment Life Holding Company and Jennifer L. Bryant (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the period ended March 31, 2018 filed on May 8, 2018)

10.32 *	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended June 30, 2018 filed on August 8, 2018)
21.2	Subsidiaries of American Equity Investment Life Holding Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of February 2019.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
By:	/s/ JOHN M. MATOVINA
John M. Matovina, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date

/s/ JOHN M. MATOVINA	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 22, 2019
John M. Matovina

/s/ TED M. JOHNSON	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 22, 2019
Ted M. Johnson

/s/ SCOTT A. SAMUELSON	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2019
Scott A. Samuelson

/s/ JOYCE A. CHAPMAN	Director	February 22, 2019
Joyce A. Chapman

/s/ ALEXANDER M. CLARK	Director	February 22, 2019
Alexander M. Clark

/s/ BRENDA J. CUSHING	Director	February 22, 2019
Brenda J. Cushing

/s/ JAMES M. GERLACH	Director	February 22, 2019
James M. Gerlach

/s/ ROBERT L. HOWE	Director	February 22, 2019
Robert L. Howe

/s/ WILLIAM R. KUNKEL	Director	February 22, 2019
William R. Kunkel

/s/ ALAN D. MATULA	Director	February 22, 2019
Alan D. Matula

/s/ DAVID S. MULCAHY	Director	February 22, 2019
David S. Mulcahy

/s/ GERARD D. NEUGENT	Director	February 22, 2019
Gerard D. Neugent

/s/ DEBRA J. RICHARDSON	Director	February 22, 2019
Debra J. Richardson

/s/ A.J. STRICKLAND, III	Director	February 22, 2019
A.J. Strickland, III

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
YEARS ENDED DECEMBER 31, 2018, 2017 and 2016

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
American Equity Investment Life Holding Company:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of American Equity Investment Life Holding Company and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules I to V (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
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
February 22, 2019

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Investments:
Fixed maturity securities:
Available for sale, at fair value (amortized cost: 2018 - $46,131,190; 2017 - $43,116,759)	$45,923,727	$45,372,989
Held for investment, at amortized cost (fair value: 2017 - $76,460)	—	77,041
Mortgage loans on real estate	2,943,091	2,665,531
Derivative instruments	205,149	1,568,380
Other investments	355,531	616,764
Total investments	49,427,498	50,300,705

Cash and cash equivalents	344,396	1,434,045
Coinsurance deposits	4,954,068	4,858,289
Accrued investment income	468,729	429,008
Deferred policy acquisition costs	3,535,838	2,714,523
Deferred sales inducements	2,516,721	2,001,892
Deferred income taxes	291,169	38,147
Income taxes recoverable	26,537	—
Other assets	60,608	254,127
Total assets	$61,625,564	$62,030,736

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$57,606,009	$56,142,673
Other policy funds and contract claims	270,858	282,884
Notes and loan payable	494,591	494,093
Subordinated debentures	242,982	242,565
Amounts due under repurchase agreements	109,298	—
Income taxes payable	—	34,285
Other liabilities	502,725	1,984,079
Total liabilities	59,226,463	59,180,579

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2018 and 2017 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2018 - 90,369,229 shares (excluding 1,535,960 treasury shares); 2017 - 89,331,087 shares (excluding 2,064,727 treasury shares)	90,369	89,331
Additional paid-in capital	811,186	791,446
Accumulated other comprehensive income (loss)	(52,432)	724,599
Retained earnings	1,549,978	1,244,781
Total stockholders' equity	2,399,101	2,850,157
Total liabilities and stockholders' equity	$61,625,564	$62,030,736
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Premiums and other considerations	$26,480	$34,228	$43,767
Annuity product charges	224,488	200,494	173,579
Net investment income	2,147,812	1,991,997	1,849,872
Change in fair value of derivatives	(777,848)	1,677,871	164,219
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	(37,178)	10,509	11,524
OTTI losses on investments:
Total OTTI losses	(35,005)	(2,758)	(21,349)
Portion of OTTI losses recognized in (from) other comprehensive income	(1,651)	(1,872)	(1,330)
Net OTTI losses recognized in operations	(36,656)	(4,630)	(22,679)
Loss on extinguishment of debt	—	(18,817)	—
Total revenues	1,547,098	3,891,652	2,220,282

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	39,530	43,219	52,483
Interest sensitive and index product benefits	1,610,835	2,023,668	725,472
Amortization of deferred sales inducements	222,201	176,612	251,166
Change in fair value of embedded derivatives	(1,389,491)	919,735	543,465
Interest expense on notes and loan payable	25,498	30,368	28,248
Interest expense on subordinated debentures	15,491	14,124	12,958
Amortization of deferred policy acquisition costs	327,991	255,964	374,012
Other operating costs and expenses	129,301	111,691	102,231
Total benefits and expenses	981,356	3,575,381	2,090,035
Income before income taxes	565,742	316,271	130,247
Income tax expense	107,726	141,626	47,004
Net income	$458,016	$174,645	$83,243

Earnings per common share	$5.07	$1.96	$0.98
Earnings per common share - assuming dilution	$5.01	$1.93	$0.97

Weighted average common shares outstanding (in thousands):
Earnings per common share	90,348	88,982	84,793
Earnings per common share - assuming dilution	91,423	90,311	85,605
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$458,016	$174,645	$83,243
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	(1,129,213)	556,384	207,994
Noncredit component of OTTI losses (1)	775	915	556
Reclassification of unrealized investment gains/losses to net income (1)	(16,606)	4,496	4,224
Other comprehensive income (loss) before income tax	(1,145,044)	561,795	212,774
Income tax effect related to other comprehensive income (loss)	240,459	(177,162)	(74,471)
Other comprehensive income (loss)	(904,585)	384,633	138,303
Comprehensive income (loss)	$(446,569)	$559,278	$221,546

(1)	Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2015	$81,354	$630,367	$201,663	$1,031,151	$1,944,535
Net income for the year	—	—	—	83,243	83,243
Other comprehensive income	—	—	138,303	—	138,303
Share-based compensation, including excess income tax benefits	—	7,218	—	—	7,218
Issuance of common stock via settlement of forward sale agreements	5,590	129,072	—	—	134,662
Issuance of 964,053 shares of common stock under compensation plans, including excess income tax benefits	964	3,781	—	—	4,745
Issuance of 92,998 shares of common stock to settle warrants that have reached their expiration	93	(94)	—	—	(1)
Dividends on common stock ($0.24 per share)	—	—	—	(21,110)	(21,110)
Balance at December 31, 2016	88,001	770,344	339,966	1,093,284	2,291,595
Net income for the year	—	—	—	174,645	174,645
Other comprehensive income	—	—	384,633	—	384,633
Share-based compensation	—	6,464	—	—	6,464
Issuance of 1,329,957 shares of common stock under compensation plans	1,330	14,638	—	—	15,968
Dividends on common stock ($0.26 per share)	—	—	—	(23,148)	(23,148)
Balance at December 31, 2017	89,331	791,446	724,599	1,244,781	2,850,157
Net income for the year	—	—	—	458,016	458,016
Other comprehensive loss	—	—	(904,585)	—	(904,585)
Implementation of accounting standard related to the reclassification of certain tax effects	—	—	127,554	(127,554)	—
Share-based compensation	—	11,097	—	—	11,097
Issuance of 1,038,142 shares of common stock under compensation plans	1,038	8,643	—	—	9,681
Dividends on common stock ($0.28 per share)	—	—	—	(25,265)	(25,265)
Balance at December 31, 2018	$90,369	$811,186	$(52,432)	$1,549,978	$2,399,101
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income	$458,016	$174,645	$83,243
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	1,610,835	2,023,668	725,472
Amortization of deferred sales inducements	222,201	176,612	251,166
Annuity product charges	(224,488)	(200,494)	(173,579)
Change in fair value of embedded derivatives	(1,389,491)	919,735	543,465
Change in traditional life and accident and health insurance reserves	(163)	(33)	12,724
Policy acquisition costs deferred	(388,222)	(406,641)	(543,325)
Amortization of deferred policy acquisition costs	327,991	255,964	374,012
Provision for depreciation and other amortization	3,474	3,948	3,879
Amortization of discounts and premiums on investments	19,204	15,431	1,070
Loss on extinguishment of debt	—	18,817	—
Realized gains (losses) on investments and net OTTI losses recognized in operations	73,834	(5,879)	11,155
Change in fair value of derivatives	777,575	(1,678,956)	(165,727)
Distributions from equity method investments	1,270	1,454	2,064
Deferred income taxes	(12,563)	(46,730)	(10,408)
Share-based compensation	11,097	6,464	6,692
Change in accrued investment income	(39,721)	(31,235)	(35,669)
Change in income taxes recoverable/payable	(60,822)	45,759	18,125
Change in other assets	(844)	448	1,812
Change in other policy funds and contract claims	(19,029)	(23,101)	(34,411)
Change in collateral held for derivatives	(1,296,629)	772,181	414,655
Change in other liabilities	(17,318)	(84,416)	(55,940)
Other	(13,022)	(13,794)	(14,089)
Net cash provided by operating activities	43,185	1,923,847	1,416,386

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	3,870,415	1,911,991	2,746,510
Mortgage loans on real estate	298,100	351,255	383,763
Derivative instruments	1,446,948	1,697,948	284,470
Other investments	358,372	9,117	11,981
Acquisitions of investments:
Fixed maturity securities - available for sale	(6,852,481)	(5,026,640)	(6,883,895)
Mortgage loans on real estate	(575,367)	(535,249)	(428,833)
Derivative instruments	(864,717)	(691,428)	(602,349)
Other investments	(85,318)	(305,575)	(11,559)
Purchases of property, furniture and equipment	(4,283)	(4,809)	(1,197)
Net cash used in investing activities	(2,408,331)	(2,593,390)	(4,501,109)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Financing activities
Receipts credited to annuity policyholder account balances	$4,381,150	$4,152,264	$7,092,348
Coinsurance deposits	(23,838)	(6,597)	(1,317,555)
Return of annuity policyholder account balances	(3,159,700)	(2,809,486)	(2,535,669)
Financing fees incurred and deferred	—	(5,817)	(1,456)
Proceeds from issuance of notes payable	—	499,650	—
Repayment of notes payable	—	(413,252)	—
Repayment of loan payable	—	(100,000)	—
Proceeds from issuance of loan payable	—	—	100,000
Net proceeds from amounts due under repurchase agreements	109,298	—	—
Excess tax benefits realized from share-based compensation plans	—	—	527
Proceeds from issuance of common stock	9,681	14,028	139,654
Change in checks in excess of cash balance	(15,829)	4,680	21,501
Dividends paid	(25,265)	(23,148)	(21,110)
Net cash provided by financing activities	1,275,497	1,312,322	3,478,240
Increase (decrease) in cash and cash equivalents	(1,089,649)	642,779	393,517
Cash and cash equivalents at beginning of year	1,434,045	791,266	397,749
Cash and cash equivalents at end of year	$344,396	$1,434,045	$791,266

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$39,575	$55,445	$39,647
Income taxes	181,202	142,627	39,066
Non-cash operating activity:
Deferral of sales inducements	179,465	216,172	353,966
Non-cash financing activity:
Common stock issued to settle warrants that have expired	—	—	93
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Significant Accounting Policies
Nature of Operations
American Equity Investment Life Holding Company ("we", "us", "our" or "parent company"), through its wholly-owned subsidiaries, American Equity Investment Life Insurance Company ("American Equity Life"), American Equity Investment Life Insurance Company of New York ("American Equity Life of New York") and Eagle Life Insurance Company ("Eagle Life"), is licensed to sell insurance products in 50 states and the District of Columbia at December 31, 2018. We operate solely in the insurance business.
We primarily market fixed index and fixed rate annuities. Annuity deposits (net of coinsurance) collected in 2018, 2017 and 2016, by product type were as follows:

	Year Ended December 31,
Product Type	2018	2017	2016
	(Dollars in thousands)
Fixed index annuities	$3,898,366	$3,668,121	$5,035,818
Annual reset fixed rate annuities	46,744	74,572	63,582
Multi-year fixed rate annuities	22,818	22,291	256,894
Single premium immediate annuities (SPIA)	23,813	24,946	35,851
	$3,991,741	$3,789,930	$5,392,145
Agents contracted with us through two national marketing organizations accounted for more than 10% of annuity deposits we collected during 2018 representing 20% and 14%, individually, of the annuity deposits collected. Agents contracted with us through two national marketing organization accounted for more than 10% of annuity deposits we collected during 2017 representing 14% and 10%, individually, of the annuity deposits collected. Agents contracted with us through one national marketing organization accounted for more than 10% of annuity deposits we collected during 2016 representing 15% of the annuity deposits collected.
Consolidation and Basis of Presentation
The consolidated financial statements include our accounts and our wholly-owned subsidiaries: American Equity Life, American Equity Life of New York, Eagle Life, AERL, L.C., American Equity Capital, Inc., American Equity Investment Properties, L.C., American Equity Advisors, Inc. and American Equity Investment Service Company. All significant intercompany accounts and transactions have been eliminated. As of December 31, 2018, American Equity Capital, Inc., American Equity Advisors, Inc. and American Equity Investment Service Company have been dissolved.
Estimates and Assumptions
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are utilized in the calculation of deferred policy acquisition costs, deferred sales inducements, policy benefit reserves, including the liability for lifetime income benefit riders and the valuation of embedded derivatives on index annuity reserves, valuation of derivatives, valuation of investments, other than temporary impairment of investments, allowances for loan losses on mortgage loans and valuation allowances on deferred tax assets. A description of each critical estimate is incorporated within the discussion of the related accounting policies which follow. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amounts of our impaired investments in fixed maturity securities are adjusted for declines in value that are other than temporary. Other than temporary impairment losses are reported as a component of revenues in the consolidated statements of operations, which presents the amount of noncredit impairment losses that is reported in accumulated other comprehensive income (loss). See Note 3 for further discussion of other than temporary impairment losses.
Deterioration in credit quality of the companies or assets backing our fixed maturity securities, imbalances in liquidity recurring in the marketplace or declines in real estate values may further affect the fair value of these fixed maturity securities and increase the potential that certain unrealized losses will be recognized as other than temporary impairments in the future.
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
Realized gains and losses on sales of investments are determined on the basis of specific identification based on the trade date.
Derivative Instruments
Our derivative instruments include call options used to fund fixed index annuity credits and interest rate swap and caps used to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures. All of our derivative instruments are recognized in the balance sheet at fair value and changes in fair value are recognized immediately in operations. See Note 5 for more information on derivative instruments.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For annuity products, these capitalized costs are being amortized in proportion to expected gross profits from investment spreads, including the cost of hedging the fixed indexed annuity obligations, and, to a lesser extent, from product charges net of expected excess payments for lifetime income benefit riders, and mortality and expense margins. Current and future period gross profits/margins for fixed index annuities also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. That amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of net realized gains on investments and net OTTI losses recognized in operations) to be realized from a group of products are revised. Deferred policy acquisition costs and deferred sales inducements are also adjusted for the change in amortization that would have occurred if available for sale fixed maturity securities had been sold at their aggregate fair value at the end of the reporting period and the proceeds reinvested at current yields. The impact of this adjustment is included in accumulated other comprehensive income (loss) within consolidated stockholders' equity, net of applicable taxes. See Note 6 for more information on deferred policy acquisition costs and deferred sales inducements.
Policy Benefit Reserves
Policy benefit reserves for fixed index annuities with returns linked to the performance of a specified market index are equal to the sum of the fair value of the embedded derivatives and the host (or guaranteed) component of the contracts. The host value is established at inception of the contract and accreted over the policy's life at a constant rate of interest. Future policy benefit reserves for fixed index annuities earning a fixed rate of interest and other deferred annuity products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. For the years ended December 31, 2018, 2017 and 2016, interest crediting rates for these products ranged from 1.00% to 3.30%.
The liability for lifetime income benefit riders is based on estimates of the present value of benefit payments expected to be paid in excess of projected policy values recognizing the excess over the expected lives of the underlying policies based on the actual and present value of expected assessments including spreads and product charges and fees. The inputs used in the calculation of the liability for lifetime income benefit riders include actual policy values, actual income account values, actual payout factors, actual roll-up rates and our best estimate assumptions for future policy growth, future policy decrements, the ages at which policyholders are expected to elect to begin to receive lifetime income benefit payments, the percentage of policyholders who elect to receive lifetime income benefit payments and the type of income benefit payments selected upon election. See Note 6 for more information on lifetime income benefit rider reserves.
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
In January 2016, the FASB issued an ASU that, among other aspects of recognition, measurement, presentation and disclosure of financial instruments, primarily requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Additionally, it changed the accounting for financial liabilities measured at fair value under the fair value option and eliminates some disclosures regarding fair value of financial assets and liabilities measured at amortized cost. We adopted this ASU on January 1, 2018. The adoption of this ASU had no impact on our consolidated financial statements.
In March 2016, the FASB issued an ASU related to the accounting for share-based payment transactions. The aspects of accounting guidance affected by this ASU are income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted this ASU on January 1, 2017. The adoption of this ASU resulted in an income tax benefit of $2.8 million and $2.7 million being recognized in operations during the years ended December 31, 2018 and 2017, respectively, due to the requirement under this standard to recognize excess tax benefits related to share-based payment awards in income tax expense.
In August 2016, the FASB issued an ASU that clarifies how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. We adopted this ASU on January 1, 2018. The adoption of this ASU, which resulted in a reclassification of certain cash flows related to equity method investment distributions from investing activities to operating activities within our consolidated statements of cash flows, did not have a material impact on our consolidated financial statements.
In February 2018, the FASB issued an ASU that allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 ("Tax Reform"). We adopted this ASU on January 1, 2018. The adoption of this ASU resulted in a reclassification of $128 million between accumulated other comprehensive income (loss) and retained earnings within our consolidated balance sheet.
New Accounting Pronouncements
In February 2016, the FASB issued an ASU that will require recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU affects accounting and disclosure more dramatically for lessees as accounting for lessors is mainly unchanged. This ASU will be effective for us on January 1, 2019, with early adoption permitted. The primary impact this guidance will have on our consolidated financial statements is recognition of a lease asset and lease liability within our consolidated balance sheet. Based on our lease agreements at December 31, 2018, we would recognize a lease asset and lease liability of approximately $3.7 million.
In June 2016, the FASB issued an ASU that significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model that requires these assets be presented at the net amount expected to be collected. In addition, credit losses on available for sale debt securities will be recorded through an allowance account.  This ASU will be effective for us on January 1, 2020, with early adoption permitted. While we are still in the process of evaluating the full impact this guidance will have on our consolidated financial statements, we believe the new impairment model will lead to earlier recognition of credit losses for our commercial mortgage loans.
In March 2017, the FASB issued an ASU that applies to certain callable debt securities where the amortized cost basis is at a premium to the price repayable by the issuer at the earliest call date. Under this guidance, the premium will be amortized to the first call date. This ASU will be effective for us on January 1, 2019. This guidance is to be adopted on a modified retrospective basis through a cumulative-effective adjustment to retained earnings as of the beginning of the period of adoption. The adoption of this guidance will not have a material impact on our consolidated financial statements.
In June 2018, the FASB issued an ASU that expands the scope of Accounting Standards Codification 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services to nonemployees and eliminates the existing accounting model for nonemployee share-based payment awards. This ASU will be effective for us on January 1, 2019, with early adoption permitted. While this guidance will lead to an earlier measurement date for our nonemployee restricted stock units that have not vested as of January 1, 2019, it will not impact our consolidated financial statements upon adoption.

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
Income Tax Reform
As a result of Tax Reform, the statutory federal corporate tax rate was reduced from 35% to 21% effective January 1, 2018.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	December 31,
	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available for sale	$45,923,727	$45,923,727	$45,372,989	$45,372,989
Held for investment	—	—	77,041	76,460
Mortgage loans on real estate	2,943,091	2,920,612	2,665,531	2,670,037
Derivative instruments	205,149	205,149	1,568,380	1,568,380
Other investments	355,531	348,970	616,764	605,894
Cash and cash equivalents	344,396	344,396	1,434,045	1,434,045
Coinsurance deposits	4,954,068	4,553,790	4,858,289	4,347,990
Interest rate caps	597	597	415	415
Interest rate swap	354	354	—	—
Counterparty collateral	33,101	33,101	186,108	186,108

Liabilities
Policy benefit reserves	57,249,510	49,180,143	55,786,011	46,344,931
Single premium immediate annuity (SPIA) benefit reserves	270,406	279,077	282,563	292,153
Notes payable	494,591	489,985	494,093	521,800
Subordinated debentures	242,982	215,514	242,565	244,117
Amounts due under repurchase agreements	109,298	109,298	—	—
Interest rate swap	—	—	789	789
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2018 and 2017 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2018
Assets
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,652	$5,900	$5,752	$—
United States Government sponsored agencies	1,138,529	—	1,138,529	—
United States municipalities, states and territories	4,126,267	—	4,126,267	—
Foreign government obligations	230,274	—	230,274	—
Corporate securities	28,371,514	7	28,371,507	—
Residential mortgage backed securities	1,202,159	—	1,202,159	—
Commercial mortgage backed securities	5,379,003	—	5,379,003	—
Other asset backed securities	5,464,329	—	5,464,329	—
Other investments: equity securities, available for sale	7,437	—	7,437	—
Derivative instruments	205,149	—	205,149	—
Cash and cash equivalents	344,396	344,396	—	—
Interest rate caps	597	—	597	—
Interest rate swap	354	—	354	—
Counterparty collateral	33,101	—	33,101	—
	$46,514,761	$350,303	$46,164,458	$—
Liabilities
Fixed index annuities - embedded derivatives	$8,165,405	$—	$—	$8,165,405

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparison of the prices to a secondary pricing source, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of December 31, 2018 and 2017.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of December 31, 2018 and 2017, we utilized an estimate of 3.10% for the expected cost of annual call options, which are based on estimated long-term account value growth and a historical review of our actual option costs.

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

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
1 - 5	2.05%	1.83%	3.33%	3.32%
6 - 10	7.28%	7.01%	3.33%	3.32%
11 - 15	11.35%	11.31%	3.35%	3.34%
16 - 20	11.90%	11.96%	3.22%	3.20%
20+	11.57%	11.62%	3.22%	3.20%
Lapse rates are generally expected to increase as surrender charge percentages decrease. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.
The following table provides a reconciliation of the beginning and ending balances for our Level 3 liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$8,790,427	$6,563,288
Premiums less benefits	1,542,606	2,052,985
Change in fair value, net	(2,167,628)	174,154
Ending balance	$8,165,405	$8,790,427
The fair value of our fixed index annuities embedded derivatives is net of coinsurance ceded of $538.8 million and $539.7 million as of December 31, 2018 and 2017, respectively. Change in fair value, net for each period in our embedded derivatives is included in change in fair value of embedded derivatives in the consolidated statements of operations.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at December 31, 2018, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $504.5 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $423.5 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $559.9 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $291.8 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Investments
At December 31, 2018 and 2017, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2018
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,872	$102	$(322)	$11,652
United States Government sponsored agencies	1,208,468	13,095	(83,034)	1,138,529
United States municipalities, states and territories	3,880,703	261,222	(15,658)	4,126,267
Foreign government obligations	226,860	7,573	(4,159)	230,274
Corporate securities	28,483,138	727,105	(838,729)	28,371,514
Residential mortgage backed securities	1,134,623	71,661	(4,125)	1,202,159
Commercial mortgage backed securities	5,492,271	21,558	(134,826)	5,379,003
Other asset backed securities	5,693,255	41,308	(270,234)	5,464,329
	$46,131,190	$1,143,624	$(1,351,087)	$45,923,727

December 31, 2017
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,861	$162	$(147)	$11,876
United States Government sponsored agencies	1,308,290	28,457	(31,730)	1,305,017
United States municipalities, states and territories	3,804,360	366,048	(3,596)	4,166,812
Foreign government obligations	228,214	13,171	(2,025)	239,360
Corporate securities	28,127,653	1,897,005	(145,687)	29,878,971
Residential mortgage backed securities	1,028,484	79,554	(2,471)	1,105,567
Commercial mortgage backed securities	5,531,922	82,768	(69,840)	5,544,850
Other asset backed securities	3,075,975	57,966	(13,405)	3,120,536
	$43,116,759	$2,525,131	$(268,901)	$45,372,989
Held for investment:
Corporate security	$77,041	$—	$(581)	$76,460

Other investments: equity securities, available for sale	$292,429	$—	$—	$292,429

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and fair value of fixed maturity securities at December 31, 2018, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$365,686	$368,836
Due after one year through five years	5,426,450	5,416,871
Due after five years through ten years	9,918,504	9,768,751
Due after ten years through twenty years	9,565,686	9,895,985
Due after twenty years	8,534,715	8,427,793
	33,811,041	33,878,236
Residential mortgage backed securities	1,134,623	1,202,159
Commercial mortgage backed securities	5,492,271	5,379,003
Other asset backed securities	5,693,255	5,464,329
	$46,131,190	$45,923,727
Net unrealized gains (losses) on available for sale fixed maturity securities reported as a separate component of stockholders' equity were comprised of the following:

	December 31,
	2018	2017
	(Dollars in thousands)
Net unrealized gains (losses) on available for sale fixed maturity securities	$(207,463)	$2,256,230
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	112,571	(1,206,078)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax benefit (expense) (a)	19,926	(348,087)
Net unrealized gains (losses) reported as accumulated other comprehensive income (loss)	$(52,432)	$724,599

(a)
December 31, 2017 includes $128 million related to the impact of Tax Reform that was reclassified between accumulated other comprehensive income (loss) and retained earnings within our consolidated balance sheet during the first quarter of 2018. For more information regarding the reclassification, see Note 1.

The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO's"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 97% of our fixed maturity portfolio rated investment grade at both December 31, 2018 and 2017, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	December 31,
	2018		2017
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$26,588,352	$26,921,843	$26,669,427	$28,274,379
2	17,901,161	17,528,072	15,198,551	15,869,219
3	1,396,650	1,269,242	1,161,737	1,157,420
4	173,987	137,991	134,838	117,542
5	23,836	19,453	17,015	20,927
6	47,204	47,126	12,232	9,962
	$46,131,190	$45,923,727	$43,193,800	$45,449,449

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 2,715 and 955 securities, respectively) have been in a continuous unrealized loss position, at December 31, 2018 and 2017:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2018
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$543	$(3)	$7,785	$(319)	$8,328	$(322)
United States Government sponsored agencies	30,089	(949)	953,421	(82,085)	983,510	(83,034)
United States municipalities, states and territories	340,103	(6,816)	162,997	(8,842)	503,100	(15,658)
Foreign government obligations	98,511	(1,748)	11,859	(2,411)	110,370	(4,159)
Corporate securities:
Finance, insurance and real estate	2,501,640	(87,220)	884,870	(77,507)	3,386,510	(164,727)
Manufacturing, construction and mining	2,045,859	(84,972)	349,738	(34,635)	2,395,597	(119,607)
Utilities and related sectors	2,313,271	(82,119)	591,482	(45,838)	2,904,753	(127,957)
Wholesale/retail trade	1,032,603	(51,228)	198,805	(26,326)	1,231,408	(77,554)
Services, media and other	4,618,477	(196,520)	1,072,722	(152,364)	5,691,199	(348,884)
Residential mortgage backed securities	145,613	(2,638)	22,689	(1,487)	168,302	(4,125)
Commercial mortgage backed securities	2,141,560	(37,150)	2,090,835	(97,676)	4,232,395	(134,826)
Other asset backed securities	4,073,249	(252,265)	271,994	(17,969)	4,345,243	(270,234)
	$19,341,518	$(803,628)	$6,619,197	$(547,459)	$25,960,715	$(1,351,087)

December 31, 2017
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$1,565	$(10)	$6,731	$(137)	$8,296	$(147)
United States Government sponsored agencies	44,794	(180)	958,965	(31,550)	1,003,759	(31,730)
United States municipalities, states and territories	44,736	(128)	128,499	(3,468)	173,235	(3,596)
Foreign government obligations	49,663	(337)	12,625	(1,688)	62,288	(2,025)
Corporate securities:
Finance, insurance and real estate	456,244	(5,135)	600,655	(28,043)	1,056,899	(33,178)
Manufacturing, construction and mining	222,985	(3,475)	231,196	(10,849)	454,181	(14,324)
Utilities and related sectors	395,183	(4,099)	249,416	(8,901)	644,599	(13,000)
Wholesale/retail trade	152,941	(1,249)	178,635	(11,371)	331,576	(12,620)
Services, media and other	729,124	(19,000)	891,654	(53,565)	1,620,778	(72,565)
Residential mortgage backed securities	39,771	(387)	32,917	(2,084)	72,688	(2,471)
Commercial mortgage backed securities	1,096,757	(10,385)	1,306,437	(59,455)	2,403,194	(69,840)
Other asset backed securities	765,531	(3,499)	217,595	(9,906)	983,126	(13,405)
	$3,999,294	$(47,884)	$4,815,325	$(221,017)	$8,814,619	$(268,901)
Held for investment:
Corporate security:
Insurance	$—	$—	$76,460	$(581)	$76,460	$(581)
The unrealized losses at December 31, 2018 are principally related to timing of the purchases of these securities, which carry less yield than those available at December 31, 2018. Approximately 87% and 83% of the unrealized losses on fixed maturity securities shown in the above table for December 31, 2018 and 2017, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations. All of the fixed maturity securities with unrealized losses are current with respect to the payment of principal and interest.
Because we did not have the intent to sell fixed maturity securities with unrealized losses and it was not more likely than not that we would be required to sell these securities prior to recovery of the amortized cost, which may be maturity, we did not consider these investments to be other than temporarily impaired as of December 31, 2018 and 2017.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in net unrealized gains/losses on investments for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$581	$7,478	$3,186
Investments carried at fair value:
Fixed maturity securities, available for sale	$(2,463,693)	$1,149,691	$508,410
Equity securities, available for sale	—	(479)	166
	(2,463,693)	1,149,212	508,576
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	1,318,649	(587,417)	(295,802)
Deferred income tax asset/liability	240,459	(177,162)	(74,471)
	1,559,108	(764,579)	(370,273)
Change in net unrealized gains/losses on investments carried at fair value	$(904,585)	$384,633	$138,303
Components of net investment income are as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Fixed maturity securities	$2,027,599	$1,876,542	$1,729,176
Equity securities	4,735	764	531
Mortgage loans on real estate	131,259	122,680	122,985
Cash and cash equivalents	2,320	2,562	3,201
Other	1,548	4,073	5,499
	2,167,461	2,006,621	1,861,392
Less investment expenses	(19,649)	(14,624)	(11,520)
Net investment income	$2,147,812	$1,991,997	$1,849,872
Proceeds from sales of available for sale securities for the years ended December 31, 2018, 2017 and 2016 were $2.5 billion, $0.7 billion and $1.0 billion, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the years ended December 31, 2018, 2017 and 2016 were $1.4 billion, $1.2 billion and $1.7 billion, respectively.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains (losses) on investments, excluding net OTTI losses are as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$12,245	$18,254	$14,132
Gross realized losses	(47,974)	(9,058)	(4,036)
	(35,729)	9,196	10,096
Available for sale equity securities:
Gross realized gains	—	348	—

Other investments:
Gain on sale of real estate	—	56	884
Loss on sale of real estate	—	—	(93)
	—	56	791
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	(3,165)	278	(4,846)
Recovery of specific allowance	1,592	631	5,483
Gain on sale of mortgage loans	124	—	—
	(1,449)	909	637
	$(37,178)	$10,509	$11,524
Losses on available for sale fixed maturity securities in 2018, 2017 and 2016 were realized primarily due to strategies to reposition the fixed maturity security portfolio that result in improved net investment income, credit risk or duration profiles as they pertain to our asset liability management.
The following table summarizes the carrying value of our investments that have been non-income producing for 12 consecutive months:

	December 31,
	2018	2017
	(Dollars in thousands)
Fixed maturity securities, available for sale	$6,717	$8,680
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
		(Dollars in thousands)
Year ended December 31, 2018
Fixed maturity securities, available for sale:
Corporate securities:
Capital goods	1	$(719)	$—	$(719)
Consumer discretionary	8	(9,533)	—	(9,533)
Energy	4	(4,793)	—	(4,793)
Financials	5	(3,495)	—	(3,495)
Information technology	1	(550)	—	(550)
Industrials	1	(2,299)	—	(2,299)
Telecommunications	2	(249)	—	(249)
Transportation	1	(178)	—	(178)
Utilities	2	(5,518)	—	(5,518)
Residential mortgage backed securities	3	(63)	(295)	(358)
Commercial mortgage backed securities	5	(4,859)	—	(4,859)
Other asset backed securities	2	(2,749)	(1,356)	(4,105)
	35	$(35,005)	$(1,651)	$(36,656)

Year ended December 31, 2017
Fixed maturity securities, available for sale:
Corporate securities:
Industrials	1	$(2,485)	$—	$(2,485)
Residential mortgage backed securities	8	(273)	(1,585)	(1,858)
Other asset backed securities	1	—	(287)	(287)
	10	$(2,758)	$(1,872)	$(4,630)

Year ended December 31, 2016
Fixed maturity securities, available for sale:
Corporate securities:
Energy	2	$(642)	$—	$(642)
Materials	1	(4,554)	1,575	(2,979)
Telecommunications	1	(4,462)	562	(3,900)
Utilities	2	(6,961)	798	(6,163)
Residential mortgage backed securities	9	—	(783)	(783)
Commercial mortgage backed securities	5	(1,540)	—	(1,540)
Other asset backed securities	2	(3,190)	(3,482)	(6,672)
	22	$(21,349)	$(1,330)	$(22,679)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Cumulative credit loss at beginning of year	$(157,066)	$(166,375)
Additions for the amount related to credit losses for which OTTI has not previously been recognized	(35,005)	(2,758)
Additional credit losses on securities for which OTTI has previously been recognized	(1,651)	(1,872)
Accumulated losses on securities that were disposed of during the period	18,324	13,939
Cumulative credit loss at end of year	$(175,398)	$(157,066)
The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security, for securities that are part of our investment portfolio at December 31, 2018 and 2017:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income (Loss)	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
December 31, 2018
Fixed maturity securities, available for sale:
Corporate securities	$69,580	$(3,700)	$6,195	$72,075
Residential mortgage backed securities	245,691	(167,846)	199,191	277,036
Commercial mortgage backed securities	35,244	—	—	35,244
Other asset backed securities	1,692	—	326	2,018
	$352,207	$(171,546)	$205,712	$386,373
December 31, 2017
Fixed maturity securities, available for sale:
Corporate securities	$13,015	$(4,263)	$10,739	$19,491
Residential mortgage backed securities	297,582	(168,355)	201,620	330,847
Other asset backed securities	4,567	(1,356)	(1,875)	1,336
	$315,164	$(173,974)	$210,484	$351,674
At December 31, 2018 and 2017, fixed maturity securities and short-term investments with an amortized cost of $49.2 billion and $47.5 billion, respectively, were on deposit with state agencies to meet regulatory requirements. There are no restrictions on these assets.
At December 31, 2018 and 2017, we had no investment in any person or its affiliates (other than bonds issued by agencies of the United States Government) that exceeded 10% of stockholders' equity.
4.     Mortgage Loans on Real Estate
Our mortgage loan portfolio is summarized in the following table. There were commitments outstanding of $148.0 million at December 31, 2018.

	December 31,
	2018	2017
	(Dollars in thousands)
Principal outstanding	$2,952,464	$2,674,315
Loan loss allowance	(8,239)	(7,518)
Deferred prepayment fees	(1,134)	(1,266)
Carrying value	$2,943,091	$2,665,531

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

	December 31,
	2018		2017
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$586,773	19.9%	$548,067	20.5%
Middle Atlantic	168,969	5.7%	163,485	6.1%
Mountain	357,642	12.1%	308,486	11.5%
New England	9,418	0.3%	12,265	0.5%
Pacific	521,363	17.7%	466,030	17.4%
South Atlantic	694,599	23.5%	609,736	22.8%
West North Central	291,890	9.9%	324,808	12.2%
West South Central	321,810	10.9%	241,438	9.0%
	$2,952,464	100.0%	$2,674,315	100.0%
Property type distribution
Office	$268,932	9.1%	$283,926	10.6%
Medical Office	33,467	1.1%	34,338	1.3%
Retail	1,091,627	37.0%	1,040,028	38.9%
Industrial/Warehouse	762,887	25.8%	677,770	25.3%
Apartment	600,638	20.3%	462,897	17.3%
Agricultural	25,000	0.9%	—	—%
Mixed use/Other	169,913	5.8%	175,356	6.6%
	$2,952,464	100.0%	$2,674,315	100.0%
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a rollforward of our specific and general valuation allowances for mortgage loans on real estate:

	Year Ended December 31,
	2018		2017		2016
	Specific Allowance	General Allowance	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(1,418)	$(6,100)	$(1,327)	$(7,100)	$(7,842)	$(6,300)
Charge-offs	852	—	—	—	5,078	—
Recoveries	1,592	—	631	—	5,483	—
Change in provision for credit losses	(1,255)	(1,910)	(722)	1,000	(4,046)	(800)
Ending allowance balance	$(229)	$(8,010)	$(1,418)	$(6,100)	$(1,327)	$(7,100)
The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	December 31,
	2018	2017	2016
	(Dollars in thousands)
Individually evaluated for impairment	$1,253	$5,445	$4,640
Collectively evaluated for impairment	2,951,211	2,668,870	2,485,979
Total loans evaluated for impairment	$2,952,464	$2,674,315	$2,490,619
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
We did not own any real estate during the years ended December 31, 2018 and 2017. We owned one real estate property during the year ended December 31, 2016, which was sold prior to the end of 2016.
We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	December 31,
	2018	2017
	(Dollars in thousands)
Credit Exposure - By Payment Activity
Performing	$2,952,464	$2,670,657
In workout	—	1,436
Collateral dependent	—	2,222
	$2,952,464	$2,674,315
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mortgage loans are considered delinquent when they become 60 days or more past due. In general, when loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If the payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. There were no loans in non-accrual status at December 31, 2018. There were $2.2 million loans in non-accrual status at December 31, 2017.
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
Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
December 31, 2018	$—	$—	$—	$—	$2,952,464	$—	$2,952,464
December 31, 2017	$—	$—	$—	$—	$2,672,093	$2,222	$2,674,315
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

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
December 31, 2018
Mortgage loans with an allowance	$1,024	$1,253	$(229)
Mortgage loans with no related allowance	—	—	—
	$1,024	$1,253	$(229)
December 31, 2017
Mortgage loans with an allowance	$4,027	$5,445	$(1,418)
Mortgage loans with no related allowance	1,436	1,436	—
	$5,463	$6,881	$(1,418)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2018
Mortgage loans with an allowance	$1,042	$74
Mortgage loans with no related allowance	—	—
	$1,042	$74
December 31, 2017
Mortgage loans with an allowance	$4,464	$221
Mortgage loans with no related allowance	1,513	91
	$5,977	$312
December 31, 2016
Mortgage loans with an allowance	$3,398	$301
Mortgage loans with no related allowance	1,665	73
	$5,063	$374
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. There were no mortgage loans on commercial real estate that we determined to be a TDR at December 31, 2018. A summary of mortgage loans on commercial real estate with outstanding principal at December 31, 2017 that we determined to be TDRs are as follows:

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Derivative Instruments
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$205,149	$1,568,380
Other assets
Interest rate caps	597	415
Interest rate swap	354	—
	$206,100	$1,568,795
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives, net	$8,165,405	$8,790,427
Other liabilities
Interest rate swap	—	789
	$8,165,405	$8,791,216
The changes in fair value of derivatives included in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$(778,899)	$1,678,283	$165,029
Interest rate swap	869	255	(482)
Interest rate caps	182	(667)	(328)
	$(777,848)	$1,677,871	$164,219
Change in fair value of embedded derivatives:
Fixed index annuities - embedded derivatives (see Note 2)	$(2,167,628)	$174,154	$145,045
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	778,137	745,581	398,420
	$(1,389,491)	$919,735	$543,465
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
We have fixed index annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specified market index. When fixed index annuity deposits are received, a portion of the deposit is used to purchase derivatives consisting of call options on the applicable market indices to fund the index credits due to fixed index annuity policyholders. Substantially all such call options are one year options purchased to match the funding requirements of the underlying policies. The call options are marked to fair value with the change in fair value included as a component of revenues. The change in fair value of derivatives includes the gains or losses recognized at the expiration of the option term and the changes in fair value for open positions. On the respective anniversary dates of the index policies, the index used to compute the index credit is reset and we purchase new call options to fund the next index credit. We manage the cost of these purchases through the terms of our fixed index annuities, which permit us to change caps, participation rates, and/or asset fees, subject to guaranteed minimums on each policy's anniversary date. By adjusting caps, participation rates, or asset fees, we can generally manage option costs except in cases where the contractual features would prevent further modifications.

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
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			December 31,
			2018		2017
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa3	$6,518,808	$6,704	$4,645,366	$237,955
Barclays	A	A2	2,301,414	27,032	4,135,537	154,127
BNP Paribas	A	Aa3	—	—	1,411,989	73,650
Canadian Imperial Bank of Commerce	A+	Aa2	4,856,150	29,313	2,808,030	84,268
Citibank, N.A.	A+	A1	4,792,208	27,239	4,104,666	219,900
Credit Suisse	A	A1	2,877,916	12,887	3,538,855	137,384
J.P. Morgan	A+	Aa2	3,701,964	17,564	1,753,649	109,689
Morgan Stanley	A+	A1	3,560,044	1,561	3,408,179	184,323
Royal Bank of Canada	AA-	A2	1,871,305	14,011	3,027,469	104,141
Societe Generale	A	A1	2,343,165	21,681	—	—
SunTrust	A-	Baa1	1,755,030	12,047	2,331,168	90,399
Wells Fargo	A+	Aa2	4,618,569	33,398	4,036,255	162,781
Exchange traded			224,204	1,712	296,840	9,763
			$39,420,777	$205,149	$35,498,003	$1,568,380
As of December 31, 2018 and 2017, we held $0.2 billion and $1.6 billion, respectively, of cash and cash equivalents and other securities from counterparties for derivative collateral, which is included in Other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $16.1 million and $11.9 million at December 31, 2018 and 2017, respectively.
The future index credits on our fixed index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. We must value both the call options and the related forward embedded options in the policies at fair value.
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
Details regarding the interest rate swap are as follows:

					December 31,
					2018	2017
Maturity Date	Notional Amount	Receive Rate	Pay Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	LIBOR	2.415%	SunTrust	$354	$(789)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Details regarding the interest rate caps are as follows:

					December 31,
					2018	2017
Maturity Date	Notional Amount	Floating Rate	Cap Rate	Counterparty	Fair Value	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	LIBOR	2.50%	SunTrust	$302	$207
July 8, 2021	12,000	LIBOR	2.50%	SunTrust	91	62
July 29, 2021	27,000	LIBOR	2.50%	SunTrust	204	146
	$79,000				$597	$415
The interest rate swap converts floating rates to fixed rates for seven years which began in March 2014. The interest rate caps cap our interest rates for seven years which began in July 2014.
6.     Deferred Policy Acquisition Costs, Deferred Sales Inducements and Liability for Lifetime Income Benefit Riders
Policy acquisition costs deferred and amortized are as follows:

	December 31,
	2018	2017	2016
	(Dollars in thousands)
Balance at beginning of year	$2,714,523	$2,905,377	$2,905,136
Costs deferred during the year:
Commissions	384,432	401,124	538,863
Policy issue costs	3,790	5,517	4,462
Amortization:
Amortization	(358,563)	(304,162)	(325,848)
Impact of unlocking	30,572	48,198	(48,164)
Effect of net unrealized gains/losses	761,084	(341,531)	(169,072)
Balance at end of year	$3,535,838	$2,714,523	$2,905,377
Sales inducements deferred and amortized are as follows:

	December 31,
	2018	2017	2016
	(Dollars in thousands)
Balance at beginning of year	$2,001,892	$2,208,218	$2,232,148
Costs deferred during the year	179,465	216,172	353,966
Amortization:
Amortization	(243,666)	(210,886)	(215,406)
Impact of unlocking	21,465	34,274	(35,760)
Effect of net unrealized gains/losses	557,565	(245,886)	(126,730)
Balance at end of year	$2,516,721	$2,001,892	$2,208,218
The following table presents a rollforward of the liability for lifetime income benefit riders (net of coinsurance ceded):

	December 31,
	2018	2017	2016
	(Dollars in thousands)
Balance at beginning of year	$704,441	$533,391	$351,946
Benefit expense accrual	157,333	149,442	139,443
Impact of unlocking	(53,607)	21,608	42,002
Claim payments	—	—	—
Balance at end of year	$808,167	$704,441	$533,391

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
The most significant revisions made during 2018 as a result of our quarterly reviews were account balance true-ups which were favorable to us due to stronger index credits than we assumed due to strong equity market performance and adjustments to generally decrease lapse rate assumptions to reflect better persistency experienced than assumed. The favorable impact of the account balance true-ups and lapse rate assumption changes was partially offset by revisions to lower our future investment spread assumptions primarily due to an increase in the cost of money we have been experiencing.
The most significant revisions made during 2017 as a result of our quarterly reviews were account balance true-ups which were favorable to us due to stronger index credits than we assumed due to strong equity market performance and adjustments to generally decrease lapse rate assumptions to reflect better persistency experienced than assumed. The favorable impact of the account balance true-ups and lapse rate assumption changes was partially offset by reductions in estimated future gross profits attributable to revisions to assumptions used in determining the liability for lifetime income benefit riders as well as an increase in estimated expenses associated with a reinsurance agreement with an unaffiliated reinsurer.
The most significant revisions during 2016 as a result of our quarterly reviews were adjustments to lower future spread assumptions as actual investment spreads being earned showed investment spread and gross profits being less than what we were assuming in our models due to decreases in the average yield on invested assets resulting from the continued low interest rate environment. We also made adjustments to extend the period of time in which we assume investment spread will grade up to our long-term spread targets by an additional two years as yields obtained on investment purchases were much lower than we had anticipated as a result of the overall decline in investment yields that followed the Brexit vote. In addition, revisions to assumptions used in determining the liability for lifetime income benefit riders during 2016 resulted in a decrease in estimated future gross profits.
The 2018, 2017 and 2016 revisions to the liability for lifetime income benefit riders were consistent with the revisions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements described above. The 2018 revisions were primarily attributable to account balance true-ups and future investment spread assumptions. The impact of the account balance true-ups and future investment spread changes was partially offset by the lapse rate assumptions changes described above. The 2017 revisions were primarily due to the lapse rate assumption changes described above and changes to our account value growth projections. The 2016 revisions were primarily due to actual index credits on policies being lower than projected over the past four quarters.
7.     Reinsurance and Policy Provisions
Coinsurance
We have two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), covering 70% of certain of American Equity Life's fixed index and fixed rate annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003, and 20% of those contracts issued from January 1, 2004 to July 31, 2004. The business reinsured under these agreements may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) were $560.8 million and $649.9 million at December 31, 2018 and 2017, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. None of the coinsurance deposits with EquiTrust are deemed by management to be uncollectible. The balance due under these agreements to EquiTrust was $2.2 million and $11.0 million at December 31, 2018 and 2017, respectively, and represents the fair value of call options held by us to fund index credits related to the ceded business net of cash due to or from EquiTrust related to monthly settlements of policy activity and other expenses.
We have three coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement ceded 20% of certain of American Equity Life's fixed index annuities issued from January 1, 2009 through March 31, 2010. The business reinsured under this agreement is no longer eligible for recapture. The second agreement ceded 80% of American Equity Life's multi-year rate guaranteed annuities issued from July 1, 2009 through December 31, 2013 and 80% of Eagle Life's multi-year rate guaranteed annuities issued from November 20, 2013 through December 31, 2013. The business reinsured under this agreement may not be recaptured. The third agreement cedes 80% of American Equity Life's and Eagle Life's multi-year rate guaranteed annuities issued on or after January 1, 2014, 80% of Eagle Life's fixed index annuities issued prior to January 1, 2017, 50% of Eagle Life's fixed index annuities issued from January 1, 2017 through December 31, 2018 and 80% of certain of American Equity Life's fixed index annuities issued from August 1, 2016 through December 31, 2016. The reinsurance agreement specifies that the coinsurance percentage for Eagle Life's fixed index annuities decreases to 20% for policies issued on or after January 1, 2019. The business reinsured under this agreement may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to Athene under these agreements) were $4.4 billion and $4.2 billion at December 31, 2018 and 2017, respectively. American Equity Life is an intermediary for reinsurance of Eagle Life's business ceded to Athene. American Equity Life and Eagle Life remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured. The annuity deposits that have been ceded to Athene are held in trusts and American Equity Life is named as the sole beneficiary of the trusts. The assets in the trusts are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the trust accounts would ever be less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in the trusts for the amount of any shortfall. None of the coinsurance deposits with Athene are deemed by management to be uncollectible. The balance due under these agreements to Athene was $16.2 million and $79.9 million at December 31, 2018 and 2017, respectively, and represents the fair value of call options held by us to fund index credits related to the ceded business net of cash due from Athene related to monthly settlements of policy activity.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts ceded to EquiTrust and Athene under these agreements are as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Consolidated Statements of Operations
Annuity product charges	$7,074	$6,458	$5,366
Change in fair value of derivatives	(41,487)	94,382	18,446
	$(34,413)	$100,840	$23,812

Interest sensitive and index product benefits	$165,485	$177,332	$93,487
Change in fair value of embedded derivatives	(92,649)	35,561	23,848
Other operating costs and expenses	20,415	19,877	24,039
	$93,251	$232,770	$141,374
Consolidated Statements of Cash Flows
Annuity deposits	$(413,222)	$(387,280)	$(1,736,054)
Cash payments to policyholders	389,384	380,683	418,499
	$(23,838)	$(6,597)	$(1,317,555)
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
The 2013 Hannover Transaction, which was amended effective October 1, 2016, is a yearly renewable term reinsurance agreement for statutory purposes covering 45.6% of waived surrender charges related to penalty free withdrawals, deaths and lifetime income benefit rider payments as well as lifetime income benefit rider payments in excess of policy fund values on certain business. We may recapture the risks reinsured under this agreement as of the end of any quarter after December 31, 2020 and the agreement, as amended, makes it punitive to us if we do not recapture the business ceded no later than the first quarter of 2021. The reserve credit recorded on a statutory basis by American Equity Life was $780.0 million and $737.3 million at December 31, 2018 and 2017, respectively. We pay quarterly reinsurance premiums under this agreement with an experience refund calculated on a quarterly basis and a risk charge based on the pretax statutory benefit as of the end of each calendar quarter. Risk charges attributable to the 2013 Hannover Transaction were $30.8 million, $28.5 million, and $27.7 million during 2018, 2017 and 2016, respectively.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Income Taxes
We file consolidated federal income tax returns that include all of our wholly-owned subsidiaries. Our income tax expense as presented in the consolidated financial statements is summarized as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Consolidated statements of operations:
Current income taxes	$120,289	$188,356	$57,412
Deferred income taxes (benefits)	(12,563)	(46,730)	(10,408)
Total income tax expense included in consolidated statements of operations	107,726	141,626	47,004
Stockholders' equity:
Expense (benefit) relating to:
Change in net unrealized investment losses	(240,459)	177,162	74,471
Share-based compensation	—	—	(527)
Total income tax expense (benefit) included in consolidated financial statements	$(132,733)	$318,788	$120,948
Income tax expense in the consolidated statements of operations differed from the amount computed at the applicable statutory federal income tax rates of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016 as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Income before income taxes	$565,742	$316,271	$130,247

Income tax expense on income before income taxes	$118,806	$110,695	$45,586
Tax effect of:
State income taxes	5,777	1,961	2,559
Tax exempt net investment income	(4,223)	(4,288)	(2,167)
Impact of Tax Reform	—	35,932	—
Worthless stock deduction	(7,448)	—	—
Other	(5,186)	(2,674)	1,026
Income tax expense	$107,726	$141,626	$47,004
Effective tax rate	19.0%	44.8%	36.1%
Tax Reform was enacted on December 22, 2017, reducing the statutory federal income tax rate from 35% to 21% effective January 1, 2018. The primary impact on our 2017 financial results was the impact of the reduction in the U.S. statutory tax rate from 35% to 21% on our deferred tax balances as of December 31, 2017.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income tax assets or liabilities are established for temporary differences between the financial reporting amounts and tax bases of assets and liabilities that will result in deductible or taxable amounts, respectively, in future years. The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2018 and 2017, are as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Deferred income tax assets:
Policy benefit reserves	$1,538,371	$1,842,049
Other than temporary impairments	9,804	11,262
Net unrealized losses on available for sale securities	19,928	—
Derivative instruments	141,075	—
Amounts due reinsurer	—	6,852
Other policyholder funds	3,368	3,724
Deferred compensation	3,334	3,827
Share-based compensation	3,169	3,383
State net operating loss carryforwards	2,286	3,196
Other	9,439	10,253
Gross deferred tax assets	1,730,774	1,884,546
Deferred income tax liabilities:
Deferred policy acquisition costs and deferred sales inducements	(1,214,998)	(1,212,509)
Net unrealized gains on available for sale fixed maturity and equity securities	—	(220,533)
Derivative instruments	—	(179,776)
Policy benefit reserves	(172,578)	(197,233)
Investment income items	(37,795)	(34,849)
Amounts due reinsurer	(12,620)	—
Other	(1,614)	(1,499)
Gross deferred tax liabilities	(1,439,605)	(1,846,399)
Net deferred income tax asset	$291,169	$38,147
Included in the deferred income taxes is the expected income tax benefit attributable to unrealized losses on available for sale fixed maturity securities. There is no valuation allowance provided for the deferred income tax asset attributable to unrealized losses on available for sale fixed maturity securities. Management expects that the passage of time will result in the reversal of these unrealized losses due to the fair value increasing as these securities near maturity. We have the intent and ability to hold these securities to maturity, because we generate adequate cash flow from new business to fund all foreseeable cash flow needs and do not believe it would be necessary to liquidate these securities at a loss to meet cash flow needs. In addition, we have the ability to sell fixed maturity securities in unrealized gain positions to offset realized deferred income tax assets attributable to unrealized losses on available for sale fixed maturity securities.
Realization of our deferred income tax assets is more likely than not based on expectations as to our future taxable income and considering all other available evidence, both positive and negative. Therefore, no valuation allowance against deferred income tax assets has been established as of December 31, 2018 and 2017.
There were no material income tax contingencies requiring recognition in our consolidated financial statements as of December 31, 2018. We are no longer subject to income tax examinations by tax authorities for years 2014 and prior.
At December 31, 2018, we have no net operating loss carryforwards for federal income tax purposes.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Notes and Loan Payable and Amounts Due Under Repurchase Agreements
Notes payable includes the following:

	December 31,
	2018	2017
	(Dollars in thousands)
Senior notes due 2027
Principal	$500,000	$500,000
Unamortized debt issue costs	(5,102)	(5,572)
Unamortized discount	(307)	(335)
	$494,591	$494,093
On June 16, 2017, we issued $500 million aggregate principal amount of senior unsecured notes due 2027 which bear interest at 5.0% per year and will mature on June 15, 2027 (the “2027 Notes”). The 2027 Notes were issued at a $0.3 million discount, which is being amortized over the term of the 2027 Notes using the effective interest method. Contractual interest is payable semi-annually in arrears each June 15th and December 15th. The initial transaction fees and costs totaling $5.8 million were capitalized as deferred financing costs and are being amortized over the term of the 2027 Notes using the effective interest method. We used the net proceeds from the issuance of the 2027 Notes to prepay our $100 million term loan (the "Term Loan") that was scheduled to mature in 2019 on June 16, 2017, and to redeem our $400 million notes that were scheduled to mature in 2021 (the "2021 Notes") on July 17, 2017. We paid $413.3 million to redeem the 2021 Notes which included a redemption premium equal to 3.313% of the $400 million principal amount of the 2021 Notes. We incurred a loss of $18.4 million in 2017 on the redemption of the 2021 Notes.
On September 30, 2016, we entered into a credit agreement with six banks that provided for a $150 million unsecured revolving line of credit (the "Revolving Facility") that terminates on September 30, 2021 and a $100 million term loan that was scheduled to terminate on September 30, 2019 but was repaid on June 16, 2017 without penalty. We utilized the proceeds from the Term Loan to make a contribution to the capital and surplus of our subsidiary, American Equity Life. Any proceeds from the Revolving Facility will be used to finance our general corporate purposes. Interest was payable quarterly on the Term Loan. The interest rate for all borrowings under the credit agreement is floating at a rate based on our election that will be equal to the alternate base rate (as defined in the credit agreement) plus the applicable margin or the adjusted LIBOR rate (as defined in the credit agreement) plus the applicable margin. We also pay a commitment fee based on the available unused portion of the Revolving Facility. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the borrowings. Based upon our current credit rating, the applicable margin is 0.75% for alternate base rate borrowings and 1.75% for adjusted LIBOR rate borrowings, and the commitment fee is 0.275%. The interest rate in effect on the Term Loan was 3.125% in 2017. Under this agreement, we are required to maintain a minimum risk-based capital ratio at our subsidiary, American Equity Life, of 275%, a maximum ratio of adjusted debt to total adjusted capital of 0.35, and a minimum level of statutory surplus at American Equity Life equal to the sum of 1) 80% of statutory surplus at June 30, 2016, 2) 50% of the statutory net income for each fiscal quarter ending after June 30, 2016, and 3) 50% of all capital contributed to American Equity Life after June 30, 2016. The Revolving Facility contains an accordion feature that allows us, on up to three occasions and subject to credit availability, to increase the credit facility by an additional $50 million in the aggregate. We also have the ability to extend the maturity date of the Revolving Facility by an additional one year past the initial maturity date of September 30, 2021 with the consent of the extending banks. There are currently no guarantors of the Revolving Facility, but certain of our subsidiaries must guarantee our obligations under the credit agreement if such subsidiaries guarantee other material amounts of our debt.  No amounts were outstanding under the Revolving Facility at December 31, 2018 and 2017. As of December 31, 2018, $838.6 million is unrestricted and could be distributed to shareholders and still be in compliance with all covenants under this credit agreement.
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). The maximum amount borrowed during 2018, 2017 and 2016 was $544.1 million, $274.5 million and $113.0 million, respectively. When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $51.8 million, $40.0 million and $4.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The weighted average interest rate on amounts due under repurchase agreements was 1.90%, 0.84% and 0.66% for the years ended December 31, 2018, 2017 and 2016, respectively.

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
Following is a summary of subordinated debt obligations to the trusts at December 31, 2018 and 2017:

	December 31,
	2018	2017	Interest Rate		Due Date
	(Dollars in thousands)
American Equity Capital Trust II	$77,551	$77,298	5%		June 1, 2047
American Equity Capital Trust III	27,840	27,840	*LIBOR +	3.90%	April 29, 2034
American Equity Capital Trust IV	12,372	12,372	*LIBOR +	4.00%	January 8, 2034
American Equity Capital Trust VII	10,830	10,830	*LIBOR +	3.75%	December 14, 2034
American Equity Capital Trust VIII	20,620	20,620	*LIBOR +	3.75%	December 15, 2034
American Equity Capital Trust IX	15,470	15,470	*LIBOR +	3.65%	June 15, 2035
American Equity Capital Trust X	20,620	20,620	*LIBOR +	3.65%	September 15, 2035
American Equity Capital Trust XI	20,620	20,620	*LIBOR +	3.65%	December 15, 2035
American Equity Capital Trust XII	41,238	41,238	*LIBOR +	3.50%	April 7, 2036
	247,161	246,908
Unamortized debt issue costs	(4,179)	(4,343)
	$242,982	$242,565
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
11.   Retirement and Share-based Compensation Plans
We have adopted a contributory defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all of our full-time employees subject to minimum eligibility requirements. Employees can contribute a percentage of their annual salary (up to a maximum annual contribution of $18,500 in 2018, $18,000 in 2017 and 2016) to the plan. We contribute an additional amount, subject to limitations, based on the voluntary contribution of the employee. Further, the plan provides for additional employer contributions based on the discretion of the Board of Directors. Plan contributions charged to expense were $1.7 million, $1.4 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The following table summarizes compensation expense recognized for employees and directors as a result of share-based compensation:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
ESOP	$2,194	$1,474	$2,522
Employee Incentive Plans	5,434	2,155	1,207
Director Equity Plans	966	812	685
	$8,594	$4,441	$4,414
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2016, we adopted the 2016 Employee Incentive Plan which authorized the issuance of up to 2,500,000 shares of our Common stock in the form of grants of options, stock appreciation rights, restricted stock awards and restricted stock units. At December 31, 2018, we had 1,967,395 shares of common stock available for future grant under the 2016 Employee Incentive Plan. The 2009 Employee Incentive Plan, which expired in June 2014, authorized the issuance of up to 2,500,000 shares of our common stock in the form of grants of options, stock appreciation rights, restricted stock awards and restricted stock units. All options granted under this plan had six or ten year terms and a three year vesting period after which they become fully exercisable immediately.
We have a long-term performance incentive plan under which certain members of our senior management team are granted restricted stock units pursuant to the 2016 Employee Incentive Plan. During 2018, 2017 and 2016, we granted 105,617, 84,476 and 208,565 restricted stock units under this plan, respectively. For the 2018 and 2017 grant, vesting is tied to threshold, target and maximum performance goals for the three year periods ending December 31, 2020 and December 31, 2019, respectively. Fifty percent of the restricted stock units will vest if we meet threshold goals, 100% of the restricted stock units will vest if we meet target performance goals and 150% of the restricted stock units will vest if we meet maximum performance goals. For the 2016 grant, vesting is tied to threshold and target performance goals for the three year period ending December 31, 2018. Fifty percent of the restricted stock units will vest if we meet threshold goals and 100% of the restricted stock units will vest if we meet target performance goals. Compensation expense is recognized over the three year vesting period based on the likelihood of meeting threshold, target and maximum goals. Restricted stock units that ultimately vest are payable in an equal number of shares of our common stock. Restricted stock units are accounted for as equity awards and the estimated fair value of restricted stock units is based upon the closing price of our common stock on the date of grant.
During 2018, 2017 and 2016, we issued 36,270, 39,826 and 43,373, respectively, shares of restricted common stock under the 2016 Employee Incentive Plan to certain employees. These shares will generally vest on the date three years following the grant date provided the participant remains employed with us. The 2017 grant included 6,727 shares that vested on the date one year following the grant date provided the participant remained employed with us. Compensation expense is recognized over the one year or three year vesting period. Shares vest immediately for participants over 65 years of age with 10 years of service with us, and compensation expense under this plan for these participants was recognized upon approval of the incentive award by the compensation committee. During 2016, the shares of restricted stock granted during 2015 were canceled due to an administrative issue related to the grant, which was made under an expired equity plan. During 2016, we issued 21,806 shares of common stock to the employees impacted by the cancellation taking into consideration the canceled 2015 grants.
During 2018, we granted 85,500 time-based restricted stock units under the 2016 Employee Incentive Plan to certain employees. These restricted stock units will generally vest on the date one year following the grant date provided the participant remains employed with us. The 2018 grant includes 6,000 restricted stock units that will vest on the date three years following the grant date provided the participant remains employed with us. Compensation expense is recognized over the one year or three year vesting period. Restricted stock units that ultimately vest are payable in an equal number of shares of our common stock. Restricted stock units are accounted for as equity awards and the estimated fair value of restricted stock units is based upon the closing price of our common stock on the date of grant.
The 2013 Director Equity and Incentive Plan authorizes the grant of options, stock appreciation rights, restricted stock awards and restricted stock units convertible into or based upon our common stock of up to 250,000 shares to our Directors. During 2018, 2017 and 2016, we issued 28,600, 33,000 and 47,500 shares of common stock, respectively, all of which are restricted stock, and which vest the earlier of the next annual meeting date or one year from the grant date provided the individual remains a Director during that time period. At December 31, 2018, we had 54,900 shares of common stock available for future grant under the 2013 Director and Equity Incentive Plan.
During 2014, we established the 2014 Independent Insurance Agent Restricted Stock and Restricted Stock Unit Plan, which was amended during 2016. Under the amended plan, agents of American Equity Life may receive grants of restricted stock and restricted stock units based upon their individual sales. The plan authorizes grants of up to 1,800,000 shares of our common stock. At December 31, 2018, we had 667,626 shares of common stock available for future grant under the amended 2014 Independent Insurance Agent Restricted Stock and Restricted Stock Unit Plan. We recognize commission expense and an increase to additional paid-in capital as share-based compensation equal to the fair value of the restricted stock and restricted stock units as they are earned.
In January 2017, American Equity Life's agents were granted 363,624 restricted stock units based on their production during 2016, and we recorded commission expense (capitalized as deferred policy acquisition costs) of $2.6 million in 2016. In January 2018, agents vested in 138,820 restricted stock units granted in January 2017 based on their continued service as an independent agent and their 2017 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $1.3 million in 2017. In January 2019, agents vested in 57,562 restricted stock units granted in January 2017 based on their continued service as an independent agent and their 2018 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $1.6 million in 2018.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2016, American Equity Life's agents were granted 650,683 restricted stock units based on their production during 2015. In January 2017, agents vested in 246,532 restricted stock units granted in January 2016 based on their continued service as an independent agent and their 2016 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $1.7 million in 2016. In January 2018, agents vested in 100,586 restricted stock units granted in January 2016 based on their continued service as an independent agent and their 2017 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $2.2 million in 2017. In January 2019, agents vested in 89,367 restricted stock units granted in January 2016 based on their continued service as an independent agent and their 2018 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $2.4 million in 2018.
For the restricted stock units granted to agents in January of 2017 and 2016, 20% of the restricted stock units vested one year from the grant date if the agent was in good standing with American Equity Life at that date. The remaining 80% of the restricted stock units granted to retirement eligible individuals vest over a three year period if the agent remains in good standing with American Equity Life. The remaining 80% of the restricted stock units granted to non-retirement eligible individuals vest based on the agent's individual sales and continued service as an independent agent over a period of time not to exceed five years.
In January 2015, American Equity Life's agents were granted 27,985 shares of restricted stock and 221,489 restricted stock units based on their production during 2014. In January 2017, agents vested in 36,609 restricted stock units granted in January 2015 based on their continued service as an independent agent and their 2016 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $0.6 million in 2016. In January 2018, agents vested in 32,815 restricted stock units granted in January 2015 based on their continued service as an independent agent and their 2017 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $0.8 million in 2017. In January 2019, agents vested in 28,575 restricted stock units granted in January 2015 based on their continued service as an independent agent and their 2018 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $0.9 million in 2018. The restricted stock was granted to retirement eligible individuals and vested immediately upon grant. 20% of the restricted stock units vested one year from the grant date if the agent was in good standing with American Equity Life at that date. The remaining 80% of the restricted stock units granted vest based on the agent's individual sales and continued service as an independent agent over a period of time not to exceed five years.
Our 1996 Stock Option Plan, 2000 Employee Stock Option Plan, 2000 Directors Stock Option Plan and 2011 Director Stock Option Plan authorized grants of options to officers, directors and employees for an aggregate of up to 3,475,000 shares of our common stock. All options granted under these plans have ten year terms and a six month or three year vesting period after which they become fully exercisable immediately. At December 31, 2018, we had 18,000 shares of common stock available for future grant under the 2011 Director Stock Option Plan.
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
Changes in the number of stock options granted to employees and agents outstanding during the years ended December 31, 2018, 2017 and 2016 are as follows:

	Number of Shares	Weighted-Average Exercise Price per Share	Total Exercise Price
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2016	3,443,991	$15.17	$52,240
Granted	—	—	—
Canceled	(24,700)	14.83	(366)
Exercised	(500,345)	9.97	(4,989)
Outstanding at December 31, 2016	2,918,946	16.06	46,885
Granted	—	—	—
Canceled	(57,200)	13.66	(781)
Exercised	(881,481)	15.90	(14,020)
Outstanding at December 31, 2017	1,980,265	16.20	32,084
Granted	—	—	—
Canceled	(40,850)	18.87	(771)
Exercised	(717,550)	13.99	(10,040)
Outstanding at December 31, 2018	1,221,865	17.41	$21,273

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding at December 31, 2018:

	Stock Options Outstanding and Vested
Range of Exercise Prices	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share
$5.07 - $8.02	122,500	0.36	$6.77
$9.27 - $11.35	252,515	1.54	9.97
$12.04 - $24.79	846,850	1.84	21.17
$5.07 - $24.79	1,221,865	1.63	17.41
The aggregate intrinsic value for stock options outstanding and vested awards was $12.9 million at December 31, 2018. For the years ended December 31, 2018, 2017 and 2016, the total intrinsic value of options exercised by officers, directors and employees was $3.0 million, $1.5 million and $4.0 million, respectively. Intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the price of our common stock as of the reporting date. Cash received from stock options exercised for the years ended December 31, 2018, 2017 and 2016 was $10.0 million, $14.0 million and $5.0 million, respectively.
We have deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals agreed to take our common stock at a future date in lieu of cash payments at the time of service. The common stock is to be issued in conjunction with a "trigger event," as that term is defined in the individual agreements. At both December 31, 2018 and 2017, these individuals have earned, and we have reserved for future issuance, 364,000 shares of common stock, respectively, pursuant to these arrangements. No equity-based deferred compensation arrangements were in effect during 2018, 2017 or 2016.
We have deferred compensation agreements with certain former officers whereby these individuals have deferred certain salary and bonus compensation which is deposited into the American Equity Officer Rabbi Trust (Officer Rabbi Trust). The amounts deferred for certain former employees are invested in assets at the direction of the former employee. The assets of the Officer Rabbi Trust are included in our assets and a corresponding deferred compensation liability is recorded. The deferred compensation liability is recorded at the fair market value of the assets in the Officer Rabbi Trust with the change in fair value included as a component of compensation expense. The deferred compensation liability related to these agreements was $1.5 million and $2.0 million at December 31, 2018 and 2017, respectively. The Officer Rabbi Trust held 32,597 shares and 34,539 shares of our common stock at December 31, 2018 and 2017, respectively, which are treated as treasury shares.
12.   Statutory Financial Information and Dividend Restrictions
Statutory accounting practices prescribed or permitted by regulatory authorities for our life insurance subsidiaries differ from GAAP. Net income for our primary life insurance subsidiary as determined in accordance with statutory accounting practices was as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
American Equity Life	$210,049	$375,900	$75,035
Statutory capital and surplus for our primary life insurance subsidiary was as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
American Equity Life	$3,251,881	$3,005,654
American Equity Life is domiciled in the State of Iowa and is regulated by the Iowa Insurance Division. In some instances, the Iowa Insurance Division has adopted prescribed or permitted statutory accounting practices that differ from the required accounting outlined in National Association of Insurance Commissioners ("NAIC") Statutory Accounting Principles ("SAP"). For the year ended December 31, 2018, American Equity Life's use of prescribed statutory accounting practices resulted in higher statutory capital and surplus of $232.4 million relative to NAIC SAP due to its accounting for call option derivative instruments and fixed index annuity reserves. For the year ended December 31, 2017, American Equity Life's use of the same prescribed statutory accounting practice resulted in lower statutory capital and surplus of $109.7 million. We purchase call options to hedge the growth in interest credited on fixed index products. The Iowa Insurance Division allows an insurer to elect (1) to use an amortized cost method to account for such call options and (2) to use a fixed index annuity reserve calculation methodology under which call options associated with the current index interest crediting term are valued at zero.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	December 31,
	2018	2017
	(Dollars in thousands)
Total adjusted capital	$3,542,339	$3,260,328
Company Action Level RBC	983,169	861,419
Ratio of adjusted capital to Company Action Level RBC	360%	378%
Prior approval of regulatory authorities is required for the payment of dividends to the parent company by American Equity Life which exceed an annual limitation. American Equity Life may pay dividends without prior approval, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) net gain from operations before net realized capital gains/losses for the preceding calendar year or, (2) 10% of the American Equity Life's surplus at the preceding year-end. The amount of dividends permitted to be paid by American Equity Life to its parent company without prior approval of regulatory authorities is $325.2 million as of December 31, 2018. No dividends were paid by any of our insurance subsidiaries for any of the years presented in these financial statements.
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
13.   Commitments and Contingencies
We lease our home office space and certain equipment under various operating leases. Rent expense for the years ended December 31, 2018, 2017 and 2016 totaled $3.2 million, $2.9 million and $2.8 million, respectively. At December 31, 2018, the aggregate future minimum lease payments are $13.4 million. The following represents payments due by period for operating lease obligations as of December 31, 2018 (dollars in thousands):

Year Ending December 31:
2019	$1,986
2020	2,037
2021	1,841
2022	1,680
2023	1,481
2024 and thereafter	4,364
We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the SEC, FINRA, the DOL, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974, as amended, and laws governing the activities of broker/dealers.
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
In addition to our commitments to fund mortgage loans, we have unfunded commitments at December 31, 2018 to limited partnerships of $56.0 million and to privately placed corporate securities of $109.7 million.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Earnings Per Share and Stockholders' Equity
Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share data)
Numerator:
Net income - numerator for earnings per common share	$458,016	$174,645	$83,243

Denominator:
Weighted average common shares outstanding	90,347,915	88,982,442	84,793,151
Effect of dilutive securities:
Warrants	—	—	15,136
Stock options and deferred compensation agreements	709,433	945,612	456,236
Restricted stock and restricted stock units	365,237	382,954	340,646
Denominator for earnings per common share - assuming dilution	91,422,585	90,311,008	85,605,169

Earnings per common share	$5.07	$1.96	$0.98
Earnings per common share - assuming dilution	$5.01	$1.93	$0.97
Options to purchase shares of our common stock that were outstanding during the respective periods indicated but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares are as follows:

Period	Number of Shares	Range of Exercise Prices
		Minimum	Maximum
Year ended December 31, 2018	—	$—	$—
Year ended December 31, 2017	—	$—	$—
Year ended December 31, 2016	1,054,091	$24.79	$24.79
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Quarterly Financial Information (Unaudited)
Unaudited quarterly results of operations are summarized below.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
2018
Premiums and product charges	$59,776	$60,763	$65,605	$64,824
Net investment income	510,784	533,282	549,391	554,355
Change in fair value of derivatives	(451,083)	132,205	595,311	(1,054,281)
Net realized gains (losses) on investments, excluding OTTI losses	302	(38,381)	(2,196)	3,097
Net OTTI losses recognized in operations	(907)	(2,396)	(14,373)	(18,980)
Total revenues	118,872	685,473	1,193,738	(450,985)
Net income	140,962	93,903	169,328	53,823
Earnings per common share	1.57	1.04	1.87	0.59
Earnings per common share - assuming dilution	1.55	1.03	1.85	0.59

2017
Premiums and product charges	$52,974	$56,323	$60,500	$64,925
Net investment income	485,597	493,489	500,202	512,709
Change in fair value of derivatives	386,533	266,820	362,525	661,993
Net realized gains on investments, excluding OTTI losses	2,338	3,873	1,579	2,719
Net OTTI losses recognized in operations	(141)	(949)	(464)	(3,076)
Loss on extinguishment of debt	—	(428)	(18,389)	—
Total revenues	927,301	819,128	905,953	1,239,270
Net income	53,939	26,946	56,957	36,803
Earnings per common share	0.61	0.30	0.64	0.41
Earnings per common share - assuming dilution	0.60	0.30	0.63	0.41
Earnings per common share for each quarter is computed independently of earnings per common share for the year. As a result, the sum of the quarterly earnings per common share amounts may not equal the earnings per common share for the year.
The differences between the change in fair value of derivatives for each quarter primarily correspond to the performance of the indices upon which our call options are based. The comparability of net income is impacted by the application of fair value accounting to our fixed index annuity business as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)
2018	$(61,794)	$(23,593)	$427	$28,298
2017	7,069	37,075	30,806	3,518

Schedule I—Summary of Investments—
Other Than Investments in Related Parties

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

December 31, 2018

Column A	Column B	Column C	Column D
Type of Investment	Amortized Cost (1)	Fair Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$11,872	$11,652	$11,652
United States Government sponsored agencies	1,208,468	1,138,529	1,138,529
United States municipalities, states and territories	3,880,703	4,126,267	4,126,267
Foreign government obligations	226,860	230,274	230,274
Corporate securities	28,483,138	28,371,514	28,371,514
Residential mortgage backed securities	1,134,623	1,202,159	1,202,159
Commercial mortgage backed securities	5,492,271	5,379,003	5,379,003
Other asset backed securities	5,693,255	5,464,329	5,464,329
Total fixed maturity securities	46,131,190	45,923,727	45,923,727
Mortgage loans on real estate	2,943,091	2,920,612	2,943,091
Derivative instruments	441,616	205,149	205,149
Other investments	355,531		355,531
Total investments	$49,871,428		$49,427,498

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

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$68,876	$22,486
Equity securities of subsidiary trusts	7,437	7,429
Receivable from subsidiaries	1,170	166
Deferred income taxes	7,905	7,945
Federal income tax recoverable, including amount from subsidiaries	—	1,059
Other assets	2,751	1,566
	88,139	40,651
Investment in and advances to subsidiaries	3,066,039	3,550,405
Total assets	$3,154,178	$3,591,056

Liabilities and Stockholders' Equity
Liabilities:
Notes and loan payable	$494,591	$494,093
Subordinated debentures payable to subsidiary trusts	242,982	242,565
Federal income tax payable	8,892	—
Other liabilities	8,612	4,241
Total liabilities	755,077	740,899
Stockholders' equity:
Common stock	90,369	89,331
Additional paid-in capital	811,186	791,446
Accumulated other comprehensive income (loss)	(52,432)	724,599
Retained earnings	1,549,978	1,244,781
Total stockholders' equity	2,399,101	2,850,157
Total liabilities and stockholders' equity	$3,154,178	$3,591,056

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Net investment income	$773	$492	$78
Dividends from subsidiary trusts	461	410	384
Dividends from dissolved subsidiaries	10,393	—	—
Investment advisory fees	92,335	83,941	75,706
Surplus note interest from subsidiary	4,080	4,080	4,080
Change in fair value of derivatives	1,051	(412)	(810)
Loss on extinguishment of debt	—	(18,817)	—
Total revenues	109,093	69,694	79,438

Expenses:
Interest expense on notes and loan payable	25,498	30,368	28,248
Interest expense on subordinated debentures issued to subsidiary trusts	15,491	14,124	12,958
Other operating costs and expenses	18,579	9,234	8,551
Total expenses	59,568	53,726	49,757
Income before income taxes and equity in undistributed income of subsidiaries	49,525	15,968	29,681
Income tax expense	2,603	6,895	12,073
Income before equity in undistributed income of subsidiaries	46,922	9,073	17,608
Equity in undistributed income of subsidiaries	411,094	165,572	65,635
Net income	$458,016	$174,645	$83,243

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income	$458,016	$174,645	$83,243
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	916	1,610	1,946
Accrual of discount on equity security	(8)	(7)	(7)
Equity in undistributed income of subsidiaries	(411,094)	(165,572)	(65,635)
Change in fair value of derivatives	(1,325)	(657)	(698)
Loss on extinguishment of debt	—	18,817	—
Accrual of discount on debenture issued to subsidiary trust	254	236	221
Share-based compensation	1,626	951	818
Deferred income taxes	40	1,583	2,117
Changes in operating assets and liabilities:
Receivable from subsidiaries	(1,004)	16	(125)
Federal income tax recoverable/payable	9,951	(4,673)	11,361
Other assets	(229)	158	(326)
Other liabilities	4,860	(12,427)	2,546
Net cash provided by operating activities	62,003	14,680	35,461

Investing activities
Capital contributions to subsidiaries	$—	$—	$(255,000)
Purchases of property, plant and equipment	(29)	(45)	(54)
Net cash used in investing activities	(29)	(45)	(255,054)

Financing activities
Financing fees incurred and deferred	$—	$(5,817)	$(1,456)
Repayment of notes payable	—	(413,252)	—
Repayment of loan payable	—	(100,000)	—
Proceeds from issuance of notes payable	—	499,650	—
Proceeds from issuance of loan payable	—	—	100,000
Proceeds from issuance of common stock	9,681	14,028	139,654
Dividends paid	(25,265)	(23,152)	(21,114)
Net cash provided by (used in) financing activities	(15,584)	(28,543)	217,084
Increase (decrease) in cash and cash equivalents	46,390	(13,908)	(2,509)
Cash and cash equivalents at beginning of year	22,486	36,394	38,903
Cash and cash equivalents at end of year	$68,876	$22,486	$36,394

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest on notes and loan payable	$25,000	$40,537	$27,164
Interest on subordinated debentures	13,593	14,573	12,454
Non-cash financing activity:
Common stock issued to settle warrants that have expired	—	—	93
See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Note to Condensed Financial Statements
December 31, 2018

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
See Notes 9 and 10 to our audited consolidated financial statements in this Form 10-K for a description of the Parent Company's notes payable and subordinated debentures payable to subsidiary trusts.

Schedule III—Supplementary Insurance Information

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable
	(Dollars in thousands)
As of December 31, 2018: Life insurance	$3,535,838	$57,606,009	$—	$270,858
As of December 31, 2017: Life insurance	$2,714,523	$56,142,673	$—	$282,884
As of December 31, 2016: Life insurance	$2,905,377	$51,637,026	$—	$298,347

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses
	(Dollars in thousands)
For the year ended December 31, 2018: Life insurance	$250,968	$2,147,812	$483,075	$327,991	$170,290
For the year ended December 31, 2017: Life insurance	$234,722	$1,991,997	$3,163,234	$255,964	$156,183
For the year ended December 31, 2016: Life insurance	$217,346	$1,849,872	$1,572,586	$374,012	$143,437
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV—Reinsurance

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2018
Life insurance in force, at end of year	$64,544	$7,832	$53,658	$110,370	48.62%
Insurance premiums and other considerations:
Annuity product charges	$231,562	$7,074	$—	$224,488	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	26,319	189	350	26,480	1.32%
	$257,881	$7,263	$350	$250,968	0.14%
Year ended December 31, 2017
Life insurance in force, at end of year	$1,942,129	$9,378	$57,965	$1,990,716	2.91%
Insurance premiums and other considerations:
Annuity product charges	$206,952	$6,458	$—	$200,494	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	33,938	215	505	34,228	1.48%
	$240,890	$6,673	$505	$234,722	0.22%
Year ended December 31, 2016
Life insurance in force, at end of year	$1,996,446	$10,045	$57,849	$2,044,250	2.83%
Insurance premiums and other considerations:
Annuity product charges	$178,945	$5,366	$—	$173,579	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	43,521	251	497	43,767	1.14%
	$222,466	$5,617	$497	$217,346	0.23%

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule V—Valuation and Qualifying Accounts

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

	Balance January 1,	Charged to Costs and Expenses	Translation Adjustment	Write-offs/ Payments/Other	Balance December 31,
	(Dollars in thousands)
Year ended December 31, 2018
Valuation allowance on mortgage loans	$(7,518)	$(3,165)	$—	$2,444	$(8,239)

Year ended December 31, 2017
Valuation allowance on mortgage loans	$(8,427)	$278	$—	$631	$(7,518)

Year ended December 31, 2016
Valuation allowance on mortgage loans	$(14,142)	$(4,846)	$—	$10,561	$(8,427)

See accompanying Report of Independent Registered Public Accounting Firm.