Form 10-Q
period 2019-03-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2019-05-08
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
(515) 221-0002
(Registrant's telephone number, including area code)
Securities registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $1	AEL	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of May 2, 2019, there were 90,880,362 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Investments:
Fixed maturity securities, available for sale, at fair value (amortized cost: 2019 - $46,727,050; 2018 - $46,131,190)	$48,037,107	$45,923,727
Mortgage loans on real estate	3,049,998	2,943,091
Derivative instruments	755,866	205,149
Other investments	361,804	355,531
Total investments	52,204,775	49,427,498

Cash and cash equivalents	1,115,890	344,396
Coinsurance deposits	4,995,744	4,954,068
Accrued investment income	497,464	468,729
Deferred policy acquisition costs	3,127,669	3,535,838
Deferred sales inducements	2,199,588	2,516,721
Deferred income taxes	151,988	291,169
Income taxes recoverable	24,681	26,537
Other assets	164,365	60,608
Total assets	$64,482,164	$61,625,564

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$58,995,947	$57,606,009
Other policy funds and contract claims	266,560	270,858
Notes payable	494,720	494,591
Subordinated debentures	243,090	242,982
Amounts due under repurchase agreements	243,331	109,298
Other liabilities	1,298,979	502,725
Total liabilities	61,542,627	59,226,463

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2019 and 2018 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2019 - 90,784,123 shares (excluding 1,458,080 treasury shares); 2018 - 90,369,229 shares (excluding 1,535,960 treasury shares)	90,784	90,369
Additional paid-in capital	815,088	811,186
Accumulated other comprehensive income (loss)	513,697	(52,432)
Retained earnings	1,519,968	1,549,978
Total stockholders' equity	2,939,537	2,399,101
Total liabilities and stockholders' equity	$64,482,164	$61,625,564
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Premiums and other considerations	$5,410	$9,053
Annuity product charges	52,966	50,723
Net investment income	558,438	510,784
Change in fair value of derivatives	384,469	(451,083)
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	(563)	302
OTTI losses on investments:
Total OTTI losses	—	(907)
Portion of OTTI losses recognized in (from) other comprehensive income	—	—
Net OTTI losses recognized in operations	—	(907)
Total revenues	1,000,720	118,872

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	9,299	12,094
Interest sensitive and index product benefits	136,674	514,095
Amortization of deferred sales inducements	33,309	100,423
Change in fair value of embedded derivatives	766,323	(867,232)
Interest expense on notes payable	6,379	6,372
Interest expense on subordinated debentures	4,088	3,630
Amortization of deferred policy acquisition costs	45,132	140,639
Other operating costs and expenses	38,979	31,240
Total benefits and expenses	1,040,183	(58,739)
Income (loss) before income taxes	(39,463)	177,611
Income tax expense (benefit)	(9,453)	36,649
Net income (loss)	$(30,010)	$140,962

Earnings (loss) per common share	$(0.33)	$1.57
Earnings (loss) per common share - assuming dilution	$(0.33)	$1.55

Weighted average common shares outstanding (in thousands):
Earnings (loss) per common share	90,883	90,017
Earnings (loss) per common share - assuming dilution	91,744	91,139
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(30,010)	$140,962
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	716,913	(572,033)
Noncredit component of OTTI losses (1)	—	—
Reclassification of unrealized investment gains/losses to net income (loss) (1)	(294)	(339)
Other comprehensive income (loss) before income tax	716,619	(572,372)
Income tax effect related to other comprehensive income (loss)	(150,490)	120,201
Other comprehensive income (loss)	566,129	(452,171)
Comprehensive income (loss)	$536,119	$(311,209)

(1)	Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2017	$89,331	$791,446	$724,599	$1,244,781	$2,850,157
Net income for period	—	—	—	140,962	140,962
Other comprehensive loss	—	—	(452,171)	—	(452,171)
Implementation of accounting standard related to the reclassification of certain tax effects	—	—	127,554	(127,554)	—
Share-based compensation	—	3,526	—	—	3,526
Issuance of 652,736 shares of common stock under compensation plans	653	3,863	—	—	4,516
Balance at March 31, 2018	$89,984	$798,835	$399,982	$1,258,189	$2,546,990

Balance at December 31, 2018	$90,369	$811,186	$(52,432)	$1,549,978	$2,399,101
Net loss for period	—	—	—	(30,010)	(30,010)
Other comprehensive income	—	—	566,129	—	566,129
Share-based compensation	—	4,205	—	—	4,205
Issuance of 414,894 shares of common stock under compensation plans	415	(303)	—	—	112
Balance at March 31, 2019	$90,784	$815,088	$513,697	$1,519,968	$2,939,537
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income (loss)	$(30,010)	$140,962
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest sensitive and index product benefits	136,674	514,095
Amortization of deferred sales inducements	33,309	100,423
Annuity product charges	(52,966)	(50,723)
Change in fair value of embedded derivatives	766,323	(867,232)
Change in traditional life and accident and health insurance reserves	(425)	2,049
Policy acquisition costs deferred	(108,420)	(96,562)
Amortization of deferred policy acquisition costs	45,132	140,639
Provision for depreciation and other amortization	949	900
Amortization of discounts and premiums on investments	4,485	6,002
Realized gains (losses) on investments and net OTTI losses recognized in operations	563	605
Distributions from equity method investments	—	66
Change in fair value of derivatives	(384,381)	450,906
Deferred income taxes	(11,309)	(1,253)
Share-based compensation	4,205	3,526
Change in accrued investment income	(28,735)	(25,511)
Change in income taxes recoverable/payable	1,856	37,906
Change in other assets	(5,001)	(470)
Change in other policy funds and contract claims	(6,059)	(4,343)
Change in collateral held for derivatives	424,890	(784,932)
Change in collateral held for securities lending	321,009	—
Change in other liabilities	1,912	(6,472)
Other	(2,009)	(3,757)
Net cash provided by (used in) operating activities	1,111,992	(443,176)

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities, available for sale	286,855	265,837
Mortgage loans on real estate	57,599	68,017
Derivative instruments	55,500	479,675
Other investments	1,062	153,936
Acquisitions of investments:
Fixed maturity securities, available for sale	(960,575)	(1,310,985)
Mortgage loans on real estate	(165,450)	(101,037)
Derivative instruments	(194,364)	(200,542)
Other investments	(5,021)	(15,131)
Purchases of property, furniture and equipment	(720)	(1,099)
Net cash used in investing activities	(925,114)	(661,329)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$1,234,429	$1,020,429
Coinsurance deposits	37,802	(6,867)
Return of annuity policyholder account balances	(817,739)	(738,219)
Net proceeds from amounts due under repurchase agreements	134,033	137,223
Proceeds from issuance of common stock	112	4,516
Change in checks in excess of cash balance	(4,021)	(22,838)
Net cash provided by financing activities	584,616	394,244
Increase (decrease) in cash and cash equivalents	771,494	(710,261)
Cash and cash equivalents at beginning of period	344,396	1,434,045
Cash and cash equivalents at end of period	$1,115,890	$723,784

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$5,792	$3,488
Non-cash operating activity:
Deferral of sales inducements	45,621	43,670
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company ("we", "us" or "our") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) that requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU affects accounting and disclosure more dramatically for lessees as accounting and disclosure for lessors is mainly unchanged. We adopted this ASU on January 1, 2019. The adoption of this ASU resulted in the recognition of a lease asset and lease liability of $3.7 million, respectively, on our consolidated balance sheet at March 31, 2019.
In March 2017, the FASB issued an ASU that applies to certain callable debt securities where the amortized cost basis is at a premium to the price repayable by the issuer at the earliest call date. Under this guidance, the premium is amortized to the first call date. We adopted this ASU on January 1, 2019. The adoption of this ASU did not have a material impact on our consolidated financial statements.
In June 2018, the FASB issued an ASU that expands the scope of Accounting Standards Codification 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services to nonemployees and eliminates the existing accounting model for nonemployee share-based payment awards. We adopted this ASU on January 1, 2019. While this ASU results in an earlier measurement date for our nonemployee restricted stock units that have not vested as of January 1, 2019, there was no impact to our consolidated financial statements upon adoption.
New Accounting Pronouncements
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
In August 2018, the FASB issued an ASU that revises certain aspects of the measurement models and disclosure requirements for long duration insurance and investment contracts. The FASB’s objective in issuing this ASU is to improve, simplify, and enhance the accounting for long-duration contracts. The revisions include updating cash flow assumptions in the calculation of the liability for traditional life products, introducing the term ‘market risk benefit’ ("MRB") and requiring all contract features meeting the definition of an MRB to be measured at fair value, simplifying the method used to amortize deferred policy acquisition costs and deferred sales inducements to a constant basis over the expected term of the related contracts rather than based on gross profits and enhancing disclosure requirements. While this ASU is effective for us on January 1, 2021, the transition date (the remeasurement date) is January 1, 2019. Early adoption of this ASU is permitted. We are in the process of evaluating the impact this guidance will have on our consolidated financial statements.

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities, available for sale	$48,037,107	$48,037,107	$45,923,727	$45,923,727
Mortgage loans on real estate	3,049,998	3,054,546	2,943,091	2,920,612
Derivative instruments	755,866	755,866	205,149	205,149
Other investments	361,804	352,390	355,531	348,970
Cash and cash equivalents	1,115,890	1,115,890	344,396	344,396
Coinsurance deposits	4,995,744	4,549,793	4,954,068	4,553,790
Interest rate caps	268	268	597	597
Interest rate swap	—	—	354	354
Counterparty collateral	114,137	114,137	33,101	33,101

Liabilities
Policy benefit reserves	58,639,873	49,765,848	57,249,510	49,180,143
Single premium immediate annuity (SPIA) benefit reserves	266,102	274,693	270,406	279,077
Notes payable	494,720	501,000	494,591	489,985
Subordinated debentures	243,090	235,003	242,982	215,514
Amounts due under repurchase agreements	243,331	243,331	109,298	109,298
Interest rate swap	95	95	—	—
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

Our assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2019
Assets
Fixed maturity securities, available for sale:
United States Government full faith and credit	$11,701	$5,967	$5,734	$—
United States Government sponsored agencies	1,187,340	—	1,187,340	—
United States municipalities, states and territories	4,174,846	—	4,174,846	—
Foreign government obligations	235,542	—	235,542	—
Corporate securities	30,014,197	8	30,014,189	—
Residential mortgage backed securities	1,201,332	—	1,201,332	—
Commercial mortgage backed securities	5,543,512	—	5,543,512	—
Other asset backed securities	5,668,637	—	5,668,637	—
Other investments: equity securities, available for sale	7,439	—	7,439	—
Derivative instruments	755,866	—	755,866	—
Cash and cash equivalents	1,115,890	1,115,890	—	—
Interest rate caps	268	—	268	—
Counterparty collateral	114,137	—	114,137	—
	$50,030,707	$1,121,865	$48,908,842	$—
Liabilities
Interest rate swap	$95	$—	$95	$—
Fixed index annuities - embedded derivatives	8,876,055	—	—	8,876,055
	$8,876,150	$—	$95	$8,876,055

December 31, 2018
Assets
Fixed maturity securities, available for sale:
United States Government full faith and credit	$11,652	$5,900	$5,752	$—
United States Government sponsored agencies	1,138,529	—	1,138,529	—
United States municipalities, states and territories	4,126,267	—	4,126,267	—
Foreign government obligations	230,274	—	230,274	—
Corporate securities	28,371,514	7	28,371,507	—
Residential mortgage backed securities	1,202,159	—	1,202,159	—
Commercial mortgage backed securities	5,379,003	—	5,379,003	—
Other asset backed securities	5,464,329	—	5,464,329	—
Other investments: equity securities, available for sale	7,437	—	7,437	—
Derivative instruments	205,149	—	205,149	—
Cash and cash equivalents	344,396	344,396	—	—
Interest rate caps	597	—	597	—
Interest rate swap	354	—	354	—
Counterparty collateral	33,101	—	33,101	—
	$46,514,761	$350,303	$46,164,458	$—
Liabilities
Fixed index annuities - embedded derivatives	$8,165,405	$—	$—	$8,165,405

The following methods and assumptions were used in estimating the fair values of financial instruments during the periods presented in these consolidated financial statements.
Fixed maturity securities
The fair values of fixed maturity securities in an active and orderly market are determined by utilizing independent pricing services. The independent pricing services incorporate a variety of observable market data in their valuation techniques, including:

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparison of the prices to a secondary pricing source, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of March 31, 2019 and December 31, 2018.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of March 31, 2019 and December 31, 2018, we utilized an estimate of 3.10% for the expected cost of annual call options, which are based on estimated long-term account value growth and a historical review of our actual option costs.

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

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
1 - 5	2.31%	2.05%	3.34%	3.33%
6 - 10	7.53%	7.28%	3.34%	3.33%
11 - 15	11.37%	11.35%	3.36%	3.35%
16 - 20	11.85%	11.90%	3.23%	3.22%
20+	11.54%	11.57%	3.23%	3.22%
Lapse rates are generally expected to increase as surrender charge percentages decrease. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.
The following table provides a reconciliation of the beginning and ending balances for our Level 3 liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$8,165,405	$8,790,427
Premiums less benefits	58,008	549,153
Change in fair value, net	652,642	(1,106,023)
Ending balance	$8,876,055	$8,233,557
The fair value of our fixed index annuities embedded derivatives is net of coinsurance ceded of $590.8 million and $538.8 million as of March 31, 2019 and December 31, 2018, respectively. Change in fair value, net for each period in our embedded derivatives is included in change in fair value of embedded derivatives in the unaudited consolidated statements of operations.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at March 31, 2019, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $552.2 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $314.0 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $613.0 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $342.5 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At March 31, 2019 and December 31, 2018, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2019
Fixed maturity securities, available for sale:
United States Government full faith and credit	$11,707	$138	$(144)	$11,701
United States Government sponsored agencies	1,208,461	18,707	(39,828)	1,187,340
United States municipalities, states and territories	3,861,080	317,345	(3,579)	4,174,846
Foreign government obligations	226,233	10,960	(1,651)	235,542
Corporate securities	29,025,709	1,312,764	(324,276)	30,014,197
Residential mortgage backed securities	1,116,718	86,066	(1,452)	1,201,332
Commercial mortgage backed securities	5,493,082	90,317	(39,887)	5,543,512
Other asset backed securities	5,784,060	54,300	(169,723)	5,668,637
	$46,727,050	$1,890,597	$(580,540)	$48,037,107

December 31, 2018
Fixed maturity securities, available for sale:
United States Government full faith and credit	$11,872	$102	$(322)	$11,652
United States Government sponsored agencies	1,208,468	13,095	(83,034)	1,138,529
United States municipalities, states and territories	3,880,703	261,222	(15,658)	4,126,267
Foreign government obligations	226,860	7,573	(4,159)	230,274
Corporate securities	28,483,138	727,105	(838,729)	28,371,514
Residential mortgage backed securities	1,134,623	71,661	(4,125)	1,202,159
Commercial mortgage backed securities	5,492,271	21,558	(134,826)	5,379,003
Other asset backed securities	5,693,255	41,308	(270,234)	5,464,329
	$46,131,190	$1,143,624	$(1,351,087)	$45,923,727
The amortized cost and fair value of fixed maturity securities at March 31, 2019, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$372,763	$375,768
Due after one year through five years	5,629,851	5,733,881
Due after five years through ten years	10,015,444	10,199,974
Due after ten years through twenty years	9,853,081	10,534,563
Due after twenty years	8,462,051	8,779,440
	34,333,190	35,623,626
Residential mortgage backed securities	1,116,718	1,201,332
Commercial mortgage backed securities	5,493,082	5,543,512
Other asset backed securities	5,784,060	5,668,637
	$46,727,050	$48,037,107

Net unrealized gains (losses) on available for sale fixed maturity securities reported as a separate component of stockholders' equity were comprised of the following:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Net unrealized gains (losses) on available for sale fixed maturity securities	$1,310,057	$(207,463)
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(688,330)	112,571
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax benefit (expense)	(130,564)	19,926
Net unrealized gains (losses) reported as accumulated other comprehensive income (loss)	$513,697	$(52,432)
The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO’s"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 97% of our fixed maturity portfolio rated investment grade at both March 31, 2019 and December 31, 2018, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	March 31, 2019		December 31, 2018
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$26,735,031	$27,929,128	$26,588,352	$26,921,843
2	18,402,270	18,615,641	17,901,161	17,528,072
3	1,346,654	1,275,240	1,396,650	1,269,242
4	172,012	147,717	173,987	137,991
5	5,061	5,017	23,836	19,453
6	66,022	64,364	47,204	47,126
	$46,727,050	$48,037,107	$46,131,190	$45,923,727

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 1,471 and 2,715 securities, respectively) have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2019
Fixed maturity securities, available for sale:
United States Government full faith and credit	$—	$—	$7,794	$(144)	$7,794	$(144)
United States Government sponsored agencies	—	—	1,014,518	(39,828)	1,014,518	(39,828)
United States municipalities, states and territories	13,121	(48)	130,540	(3,531)	143,661	(3,579)
Foreign government obligations	—	—	37,676	(1,651)	37,676	(1,651)
Corporate securities:
Finance, insurance and real estate	255,189	(11,742)	1,304,783	(47,440)	1,559,972	(59,182)
Manufacturing, construction and mining	263,649	(5,570)	879,477	(39,948)	1,143,126	(45,518)
Utilities and related sectors	186,483	(5,154)	1,076,726	(34,703)	1,263,209	(39,857)
Wholesale/retail trade	117,766	(2,227)	468,303	(30,444)	586,069	(32,671)
Services, media and other	436,745	(15,419)	2,154,502	(131,629)	2,591,247	(147,048)
Residential mortgage backed securities	41,759	(485)	14,201	(967)	55,960	(1,452)
Commercial mortgage backed securities	71,872	(514)	1,611,230	(39,373)	1,683,102	(39,887)
Other asset backed securities	3,741,572	(144,987)	445,355	(24,736)	4,186,927	(169,723)
	$5,128,156	$(186,146)	$9,145,105	$(394,394)	$14,273,261	$(580,540)

December 31, 2018
Fixed maturity securities, available for sale:
United States Government full faith and credit	$543	$(3)	$7,785	$(319)	$8,328	$(322)
United States Government sponsored agencies	30,089	(949)	953,421	(82,085)	983,510	(83,034)
United States municipalities, states and territories	340,103	(6,816)	162,997	(8,842)	503,100	(15,658)
Foreign government obligations	98,511	(1,748)	11,859	(2,411)	110,370	(4,159)
Corporate securities:
Finance, insurance and real estate	2,501,640	(87,220)	884,870	(77,507)	3,386,510	(164,727)
Manufacturing, construction and mining	2,045,859	(84,972)	349,738	(34,635)	2,395,597	(119,607)
Utilities and related sectors	2,313,271	(82,119)	591,482	(45,838)	2,904,753	(127,957)
Wholesale/retail trade	1,032,603	(51,228)	198,805	(26,326)	1,231,408	(77,554)
Services, media and other	4,618,477	(196,520)	1,072,722	(152,364)	5,691,199	(348,884)
Residential mortgage backed securities	145,613	(2,638)	22,689	(1,487)	168,302	(4,125)
Commercial mortgage backed securities	2,141,560	(37,150)	2,090,835	(97,676)	4,232,395	(134,826)
Other asset backed securities	4,073,249	(252,265)	271,994	(17,969)	4,345,243	(270,234)
	$19,341,518	$(803,628)	$6,619,197	$(547,459)	$25,960,715	$(1,351,087)
The unrealized losses at March 31, 2019 are principally related to timing of the purchases of these securities, which carry less yield than those available at March 31, 2019. Approximately 81% and 87% of the unrealized losses on fixed maturity securities shown in the above table for March 31, 2019 and December 31, 2018, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
Because we did not have the intent to sell fixed maturity securities with unrealized losses and it was not more likely than not that we would be required to sell these securities prior to recovery of the amortized cost, which may be maturity, we did not consider these investments to be other than temporarily impaired as of March 31, 2019 and December 31, 2018.

Changes in net unrealized gains/losses on investments for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$—	$(7,021)
Investments carried at fair value:
Fixed maturity securities, available for sale	$1,517,520	$(1,215,695)
	1,517,520	(1,215,695)
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(800,901)	643,323
Deferred income tax asset/liability	(150,490)	120,201
	(951,391)	763,524
Change in net unrealized gains/losses on investments carried at fair value	$566,129	$(452,171)
Proceeds from sales of available for sale securities for the three months ended March 31, 2019 and 2018 were $136.0 million and $85.5 million, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the three months ended March 31, 2019 and 2018 were $150.9 million and $180.4 million, respectively.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains (losses) on investments, excluding net OTTI losses for the three months ended March 31, 2019 and 2018, are as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$1,171	$1,382
Gross realized losses	(1,794)	(2,102)
	(623)	(720)
Mortgage loans on real estate:
Decrease in allowance for credit losses	60	300
Recovery of specific allowance	—	722
	60	1,022
	$(563)	$302
Losses on available for sale fixed maturity securities in 2019 and 2018 were realized primarily due to strategies to reposition the fixed maturity security portfolio that result in improved net investment income, credit risk or duration profiles as they pertain to our asset liability management.
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

There were no other than temporary impairments for the three months ended March 31, 2019. The following table summarizes other than temporary impairments for the three months ended March 31, 2018, by asset type:

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
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(175,398)	$(157,066)
Additions for the amount related to credit losses for which OTTI has not previously been recognized	—	(907)
Additional credit losses on securities for which OTTI has previously been recognized	—	—
Accumulated losses on securities that were disposed of during the period	—	3,900
Cumulative credit loss at end of period	$(175,398)	$(154,073)
The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security, for securities that are part of our investment portfolio at March 31, 2019 and December 31, 2018:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income (Loss)	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
March 31, 2019
Fixed maturity securities, available for sale:
Corporate securities	$69,725	$(3,700)	$11,082	$77,107
Residential mortgage backed securities	236,606	(167,846)	199,952	268,712
Commercial mortgage backed securities	31,964	—	800	32,764
Other asset backed securities	1,642	—	(84)	1,558
	$339,937	$(171,546)	$211,750	$380,141
December 31, 2018
Fixed maturity securities, available for sale:
Corporate securities	$69,580	$(3,700)	$6,195	$72,075
Residential mortgage backed securities	245,691	(167,846)	199,191	277,036
Commercial mortgage backed securities	35,244	—	—	35,244
Other asset backed securities	1,692	—	326	2,018
	$352,207	$(171,546)	$205,712	$386,373

4. Mortgage Loans on Real Estate
Our mortgage loan portfolio is summarized in the following table. There were commitments outstanding of $69.3 million at March 31, 2019.

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Principal outstanding	$3,059,265	$2,952,464
Loan loss allowance	(8,179)	(8,239)
Deferred prepayment fees	(1,088)	(1,134)
Carrying value	$3,049,998	$2,943,091
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

	March 31, 2019		December 31, 2018
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$578,066	18.9%	$586,773	19.9%
Middle Atlantic	197,754	6.5%	168,969	5.7%
Mountain	366,235	12.0%	357,642	12.1%
New England	9,352	0.3%	9,418	0.3%
Pacific	549,935	18.0%	521,363	17.7%
South Atlantic	713,449	23.3%	694,599	23.5%
West North Central	292,494	9.5%	291,890	9.9%
West South Central	351,980	11.5%	321,810	10.9%
	$3,059,265	100.0%	$2,952,464	100.0%
Property type distribution
Office	$262,455	8.6%	$268,932	9.1%
Medical Office	33,005	1.1%	33,467	1.1%
Retail	1,135,366	37.1%	1,091,627	37.0%
Industrial/Warehouse	813,667	26.6%	762,887	25.8%
Apartment	610,399	19.9%	600,638	20.3%
Agricultural	32,274	1.1%	25,000	0.9%
Mixed use/other	172,099	5.6%	169,913	5.8%
	$3,059,265	100.0%	$2,952,464	100.0%
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

The following table presents a rollforward of our specific and general valuation allowances for mortgage loans on real estate:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(229)	$(8,010)	$(1,418)	$(6,100)
Charge-offs	—	—	—	—
Recoveries	—	—	722	—
Change in provision for credit losses	—	60	—	300
Ending allowance balance	$(229)	$(7,950)	$(696)	$(5,800)
The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Individually evaluated for impairment	$1,247	$1,253
Collectively evaluated for impairment	3,058,018	2,951,211
Total loans evaluated for impairment	$3,059,265	$2,952,464
Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the mortgage loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of Other investments and the mortgage loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. Recoveries are situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance). We did not own any real estate during the three months ended March 31, 2019 and 2018.
We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Credit Exposure - By Payment Activity
Performing	$3,059,265	$2,952,464
In workout	—	—
Collateral dependent	—	—
	$3,059,265	$2,952,464
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
Mortgage loans are considered delinquent when they become 60 days or more past due. In general, when loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. There were no loans in non-accrual status at March 31, 2019 and December 31, 2018, respectively.
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
Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
March 31, 2019	$—	$—	$—	$—	$3,059,265	$—	$3,059,265
December 31, 2018	$—	$—	$—	$—	$2,952,464	$—	$2,952,464
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

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
March 31, 2019
Mortgage loans with an allowance	$1,018	$1,247	$(229)
Mortgage loans with no related allowance	—	—	—
	$1,018	$1,247	$(229)
December 31, 2018
Mortgage loans with an allowance	$1,024	$1,253	$(229)
Mortgage loans with no related allowance	—	—	—
	$1,024	$1,253	$(229)

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Three months ended March 31, 2019
Mortgage loans with an allowance	$1,021	$17
Mortgage loans with no related allowance	—	—
	$1,021	$17
Three months ended March 31, 2018
Mortgage loans with an allowance	$2,509	$50
Mortgage loans with no related allowance	1,415	21
	$3,924	$71

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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. There were no mortgage loans on commercial real estate that we determined to be a TDR at March 31, 2019 and December 31, 2018.
5. Derivative Instruments
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$755,866	$205,149
Other assets
Interest rate caps	268	597
Interest rate swap	—	354
	$756,134	$206,100
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives, net	$8,876,055	$8,165,405
Other liabilities
Interest rate swap	95	—
	$8,876,150	$8,165,405

The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$385,166	$(452,598)
Interest rate swap	(368)	1,040
Interest rate caps	(329)	475
	$384,469	$(451,083)
Change in fair value of embedded derivatives:
Fixed index annuities - embedded derivatives	$652,642	$(1,106,023)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	113,681	238,791
	$766,323	$(867,232)
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
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			March 31, 2019		December 31, 2018
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa2	$5,641,352	$57,470	$6,518,808	$6,704
Barclays	A	A2	3,068,667	83,334	2,301,414	27,032
Canadian Imperial Bank of Commerce	A+	Aa2	4,462,047	94,054	4,856,150	29,313
Citibank, N.A.	A+	Aa3	5,059,808	100,240	4,792,208	27,239
Credit Suisse	A	A1	2,532,127	42,045	2,877,916	12,887
J.P. Morgan	A+	Aa2	4,088,686	73,386	3,701,964	17,564
Morgan Stanley	A+	A1	3,551,302	22,463	3,560,044	1,561
Royal Bank of Canada	AA-	A2	2,176,990	55,006	1,871,305	14,011
Societe Generale	A	A1	3,030,360	77,099	2,343,165	21,681
SunTrust	A-	Baa1	1,717,542	39,042	1,755,030	12,047
Wells Fargo	A+	Aa2	4,102,362	106,838	4,618,569	33,398
Exchange traded			273,071	4,889	224,204	1,712
			$39,704,314	$755,866	$39,420,777	$205,149

As of March 31, 2019 and December 31, 2018, we held $0.7 billion and $0.2 billion, respectively, of cash and cash equivalents and other securities from counterparties for derivative collateral, which is included in Other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $66.6 million and $16.1 million at March 31, 2019 and December 31, 2018, respectively.
The future index credits on our fixed index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. We must value both the call options and the related forward embedded options in the policies at fair value.
We entered into an interest rate swap and interest rate caps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures. See Note 10 in our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on our subordinated debentures. The terms of the interest rate swap provide that we pay a fixed rate of interest and receive a floating rate of interest. The terms of the interest rate caps limit the three month LIBOR to 2.50%. The interest rate swap and caps are not effective hedges under accounting guidance for derivative instruments and hedging activities. Therefore, we record the interest rate swap and caps at fair value and any net cash payments received or paid are included in the change in fair value of derivatives in the unaudited consolidated statements of operations.
Details regarding the interest rate swap are as follows:

	Notional		Pay		March 31, 2019	December 31, 2018
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	LIBOR	2.415%	SunTrust	$(95)	$354
Details regarding the interest rate caps are as follows:

	Notional		Cap		March 31, 2019	December 31, 2018
Maturity Date	Amount	Floating Rate	Rate	Counterparty	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	LIBOR	2.50%	SunTrust	$137	$302
July 8, 2021	12,000	LIBOR	2.50%	SunTrust	41	91
July 29, 2021	27,000	LIBOR	2.50%	SunTrust	90	204
	$79,000				$268	$597
The interest rate swap converts floating rates to fixed rates until March 2021. The interest rate caps cap our interest rates until July 2021.
6. Notes Payable and Amounts Due Under Repurchase Agreements
Notes payable includes the following:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Senior notes due 2027
Principal	$500,000	$500,000
Unamortized debt issue costs	(4,980)	(5,102)
Unamortized discount	(300)	(307)
	$494,720	$494,591
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
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $89.2 million and $7.6 million and the maximum amount borrowed was $243.6 million and $137.3 million during the three months ended March 31, 2019 and March 31, 2018, respectively. The weighted average interest rate on amounts due under repurchase agreements was 2.67% and 1.63% for the three months ended March 31, 2019 and March 31, 2018, respectively.

7. Commitments and Contingencies
We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the Securities and Exchange Commission ("SEC"), the Department of Labor, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, and the Employee Retirement Income Security Act of 1974, as amended.
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
In addition to our commitments to fund mortgage loans, we have unfunded commitments at March 31, 2019 to limited partnerships of $53.7 million, to secured bank loans of $1.2 million and to privately placed corporate securities of $21.0 million.
8. Earnings (Loss) Per Share
The following table sets forth the computation of earnings (loss) per common share and earnings (loss) per common share - assuming dilution:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) - numerator for earnings (loss) per common share	$(30,010)	$140,962

Denominator:
Weighted average common shares outstanding	90,883,254	90,017,166
Effect of dilutive securities:
Stock options and deferred compensation agreements	455,001	850,292
Restricted stock and restricted stock units	405,504	271,890
Denominator for earnings (loss) per common share - assuming dilution	91,743,759	91,139,348

Earnings (loss) per common share	$(0.33)	$1.57
Earnings (loss) per common share - assuming dilution	$(0.33)	$1.55
There were no options to purchase shares of our common stock outstanding excluded from the computation of diluted earnings (loss) per share during the three months ended March 31, 2019 or 2018, as the exercise price of all options outstanding was less than the average market price of our common shares for those periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at March 31, 2019, and the unaudited consolidated results of operations for the three month periods ended March 31, 2019 and 2018, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 and Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019.
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

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended March 31,
	2019	2018
Average yield on invested assets	4.48%	4.36%
Aggregate cost of money	1.90%	1.82%
Aggregate investment spread	2.58%	2.54%

Impact of:
Investment yield - additional prepayment income	0.01%	0.03%
Cost of money benefit from over hedging	0.02%	0.02%
The cost of money for fixed index annuities and average crediting rates for fixed rate annuities are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2018. With respect to our fixed index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate strategy and expenses we incur to fund the annual index credits. Proceeds received upon expiration of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities and Financial Condition - Derivative Instruments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2018.
We continue to be in the midst of an unprecedented period of low interest rates and low yields for investments with the credit quality we prefer which presents a strong headwind to achieving our target rate for investment spread. In response, we have been reducing policyholder crediting rates for new annuities and existing annuities since the fourth quarter of 2011. We continue to have flexibility to reduce our crediting rates if necessary and could decrease our cost of money by approximately 61 basis points if we reduce current rates to guaranteed minimums. In addition, starting in 2017 we began to invest in asset classes that were not traditionally in our portfolio, focusing on investments with less liquidity that provide higher yields and have a track record of positive credit performance. We are looking to improve our investment yield through the opportunistic replacement of lower yielding securities with higher yielding securities. During 2018 we sold $2.1 billion in book value of lower yielding securities for a yield pickup of approximately 170 basis points on these investments. While we anticipate pursuing additional portfolio realignment opportunities in 2019, we would not expect the size to be as large as in 2018. Investment yields on fixed income securities purchased and commercial mortgage loans funded in the first quarter of 2019 decreased compared to 2018 due to a general decline in interest rates, credit spreads tightening and a higher allocation to purchases of corporate bonds during the first quarter of 2019 than we expect for the full year.
Life insurance companies are subject to the NAIC risk-based capital ("RBC") requirements which are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Rating agencies utilize a form of RBC to partially determine capital strength of insurance companies. Our RBC ratio at December 31, 2018 was 360%, and our estimated RBC ratio at March 31, 2019 was 352%.

Results of Operations for the Three Months Ended March 31, 2019 and 2018
Annuity deposits by product type collected during the three months ended March 31, 2019 and 2018, were as follows:

	Three Months Ended March 31,
Product Type	2019	2018
	(Dollars in thousands)
American Equity Investment Life Insurance Company:
Fixed index annuities	$1,027,658	$833,350
Annual reset fixed rate annuities	3,448	16,217
Multi-year fixed rate annuities	148	2,001
Single premium immediate annuities	2,068	10,630
	1,033,322	862,198
Eagle Life Insurance Company:
Fixed index annuities	177,480	160,564
Annual reset fixed rate annuities	127	273
Multi-year fixed rate annuities	25,568	8,024
	203,175	168,861
Consolidated:
Fixed index annuities	1,205,138	993,914
Annual reset fixed rate annuities	3,575	16,490
Multi-year fixed rate annuities	25,716	10,025
Single premium immediate annuities	2,068	10,630
Total before coinsurance ceded	1,236,497	1,031,059
Coinsurance ceded	54,064	89,695
Net after coinsurance ceded	$1,182,433	$941,364
Annuity deposits before and after coinsurance ceded increased 20% and 26%, respectively, during the first quarter of 2019 compared to the same period in 2018. The increase in sales for the three months ended March 31, 2019 compared to the same period in 2018 was primarily attributable to the launch of new products during 2018 to improve our competitive position in the accumulation and guaranteed lifetime income markets and the continued competitiveness of our accumulation products. These factors were partially mitigated by continued competitive pressures within each of our distribution channels. We continue to face a challenging environment for sales of fixed index annuities due to a highly competitive market.
We coinsure 80% of the annuity deposits received from multi-year rate guaranteed annuities and 20% of the fixed index annuities sold by Eagle Life Insurance Company ("Eagle Life") through broker/dealers and banks. The decrease in coinsurance ceded premiums is attributable to a decrease in the coinsurance percentage for fixed index annuities sold by Eagle Life from 50% for the three months ended March 31, 2018 to 20% for the three months ended March 31, 2019, partially offset by increases in premiums from these sources during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Net income (loss) decreased to $(30.0) million in the first quarter of 2019 compared to $141.0 million for the same period in 2018. Net income, in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 5% to $51.3 billion for the first quarter of 2019 compared to $48.8 billion for the same period in 2018. Our investment spread measured in dollars was $308.8 million for the first quarter of 2019 compared to $283.6 million for the same period in 2018. As previously mentioned, our investment spread has been positively impacted by our opportunistic replacement of lower yielding securities with higher yielding securities, however yields in general continue to be negatively impacted by the extended low interest rate environment (see Net investment income).
Net income (loss) is also impacted by the change in fair value of derivatives and embedded derivatives which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income (loss) for the three months ended March 31, 2019 was negatively impacted by decreases in the discount rates used to estimate the fair value of our embedded derivative liabilities, the impact of which was partially offset by a decrease in amortization of deferred policy acquisition costs and deferred sales inducements related to the change in fair value of derivatives and embedded derivatives. Net income (loss) for the three months ended March 31, 2018 was positively impacted by increases in the discount rates used to estimate our embedded derivative liabilities, the impact of which was partially offset by an increase in amortization of deferred policy acquisition costs and deferred sales inducements related to the change in fair value of derivatives and embedded derivatives (see Change in fair value of derivatives, Change in fair value of embedded derivatives, Amortization of deferred sales inducements and Amortization of deferred policy acquisition costs).

Non-GAAP operating income, a non-GAAP financial measure, increased to $89.4 million in the first quarter of 2019 compared to $77.7 million for the same period in 2018.
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
Non-GAAP operating income is not a substitute for net income (loss) determined in accordance with GAAP. The adjustments made to derive non-GAAP operating income are important to understand our overall results from operations and, if evaluated without proper context, non-GAAP operating income possesses material limitations. As an example, we could produce a low level of net income or a net loss in a given period, despite strong operating performance, if in that period we experience significant net realized losses from our investment portfolio. We could also produce a high level of net income in a given period, despite poor operating performance, if in that period we generate significant net realized gains from our investment portfolio. As an example of another limitation of non-GAAP operating income, it does not include the decrease in cash flows expected to be collected as a result of credit loss OTTI. Therefore, our management reviews net realized investment gains (losses) and analyses of our net investment income, including impacts related to OTTI write-downs, in connection with their review of our investment portfolio. In addition, our management examines net income (loss) as part of their review of our overall financial results.
The adjustments made to net income (loss) to arrive at non-GAAP operating income for the three months ended March 31, 2019 and 2018 are set forth in the table that follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Reconciliation from net income (loss) to non-GAAP operating income:
Net income (loss)	$(30,010)	$140,962
Adjustments to arrive at non-GAAP operating income:
Net realized investment losses, including OTTI	305	23
Change in fair value of derivatives and embedded derivatives - fixed index annuities	150,944	(78,818)
Change in fair value of derivatives - debt	636	(1,832)
Income taxes	(32,473)	17,359
Non-GAAP operating income	$89,402	$77,694
The amounts disclosed in the reconciliation above are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs where applicable.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 4% to $53.0 million in the first quarter of 2019 compared to $50.7 million for the same period in 2018. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Surrender charges	$16,456	$16,282
Lifetime income benefit riders (LIBR) fees	36,510	34,441
	$52,966	$50,723

Withdrawals from annuity policies subject to surrender charges	$142,100	$129,996
Average surrender charge collected on withdrawals subject to surrender charges	11.6%	12.5%

Fund values on policies subject to LIBR fees	$4,969,957	$4,782,117
Weighted average per policy LIBR fee	0.73%	0.72%

The increase in annuity product charges was primarily attributable to an increase in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee as compared to prior periods. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders. In addition, surrender charges increased in the first quarter of 2019 as compared to the same period in 2018 due to an increase in withdrawals from annuity policies subject to surrender charges due to a larger volume of business in force and policyholder behavior, which was partially offset by a lower average surrender charge collected on those withdrawals.
Net investment income increased 9% to $558.4 million in the first quarter of 2019 compared to $510.8 million for the same period in 2018. The increase was principally attributable to the growth in our annuity business and corresponding increases in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 6% to $49.9 billion for the first quarter of 2019 compared to $46.9 billion for the same period in 2018.
The average yield earned on average invested assets was 4.48% for the first quarter of 2019 compared to 4.36% for the same period in 2018. The increase in average yield earned for the three months ended March 31, 2019 compared to the same period in 2018 was primarily attributable to investment of new premiums and portfolio cash flows during 2019 and 2018 at rates above the overall portfolio yield, our opportunistic replacement of lower yielding securities with higher yielding securities throughout 2018 as previously discussed and an increase in investment income on our floating rate investment securities due to an increase in the benchmark rates associated with these investments. The average yield on fixed income securities purchased and commercial mortgage loans funded during the three months ended March 31, 2019 was 4.69%, compared to 4.43% for the same period in 2018.
Change in fair value of derivatives consists of call options purchased to fund annual index credits on fixed index annuities, and an interest rate swap and interest rate caps that hedge our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$(123,680)	$291,976
Change in unrealized gains/losses	508,846	(744,574)
Interest rate swap	(368)	1,040
Interest rate caps	(329)	475
	$384,469	$(451,083)
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based which impacts the fair values and changes in the fair values of those call options between periods. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three months ended March 31, 2019 and 2018 is as follows:

Three Months Ended March 31,
	2019	2018
S&P 500 Index
Point-to-point strategy	0.0% - 7.0%	1.0% - 12.6%
Monthly average strategy	0.0% - 6.2%	0.6% - 8.0%
Monthly point-to-point strategy	0.0% - 0.0%	0.0% - 17.5%
Fixed income (bond index) strategies	0.0% - 6.4%	0.0% - 2.5%
The change in fair value of derivatives is also influenced by the aggregate cost of options purchased. The aggregate cost of options has increased primarily due to an increased amount of fixed index annuities in force as well as an increase in the cost of options for certain index strategies experienced during 2018. The average cost of options for the three-months ended March 31, 2019 was below the weighted average cost of options for 2018. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Net OTTI losses recognized in operations were $0.0 million in the first quarter of 2019 compared to $0.9 million for the same period in 2018. See Financial Condition - Other Than Temporary Impairments for additional discussion of other than temporary impairments recognized during the periods presented.
Interest sensitive and index product benefits decreased 73% to $136.7 million in the first quarter of 2019 compared to $514.1 million for the same period in 2018. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Index credits on index policies	$55,925	$423,940
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	49,218	56,770
Lifetime income benefit riders	31,531	33,385
	$136,674	$514,095
The decrease in index credits was attributable to changes in the level of appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $58.5 million for the three months ended March 31, 2019, compared to $425.6 million for the same period in 2018. The decrease in interest credited was due to decreases in the average rate credited to the annuity liabilities outstanding receiving a fixed rate of interest and the amount of annuity liabilities outstanding receiving a fixed rate of interest.
The liability (net of coinsurance ceded) for lifetime income benefit riders was $839.7 million and $808.2 million at March 31, 2019 and December 31, 2018, respectively.
Amortization of deferred sales inducements, in general, has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 80% and 86% of our net annuity account values at March 31, 2019 and March 31, 2018, respectively. The increases in amortization from these factors have been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$68,803	$67,211
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(35,387)	33,456
Net realized gains (losses) on investments and net OTTI losses recognized in operations	(107)	(244)
Amortization of deferred sales inducements after gross profit adjustments	$33,309	$100,423

Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives (see Note 5 to our unaudited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Fixed index annuities - embedded derivatives	$652,642	$(1,106,023)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	113,681	238,791
	$766,323	$(867,232)
The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in the discount rate used in estimating our embedded derivative liabilities; and (iii) the growth in the host component of the policy liability. The amounts presented as "Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting" represents the total change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date, less the change in fair value of our fixed index annuities embedded derivative. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2018.
The primary reasons for the increase in the change in fair value of the fixed index annuity embedded derivatives during the three months ended March 31, 2019 were increases in the expected index credits on the next policy anniversary dates resulting from an increase in the fair value of the call options acquired to fund these index credits during the three months ended March 31, 2019 as compared to decreases in the expected index credits on the next policy anniversary dates resulting from a decrease in the fair value of the call options acquired to fund these index credits during the three months ended March 31, 2018 and decreases in the discount rates for the three months ended March 31, 2019 as compared to increases in the discount rates for the same period of 2018. The discount rates used in estimating our embedded derivative liabilities fluctuate based on changes in the general level of interest rates and credit spreads.
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

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$100,071	$95,440
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(54,789)	45,537
Net realized gains (losses) on investments and net OTTI losses recognized in operations	(150)	(338)
Amortization of deferred policy acquisition costs after gross profit adjustments	$45,132	$140,639
Other operating costs and expenses increased 25% to $39.0 million in the first quarter of 2019 compared to $31.2 million for the same period in 2018 and are summarized as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Salary and benefits	$20,219	$16,387
Risk charges	8,709	7,679
Other	10,051	7,174
Total other operating costs and expenses	$38,979	$31,240

Salary and benefits for the three months ended March 31, 2019 reflect increases of $1.8 million due to an increased number of employees related to our growth and $1.5 million for expense recognized under our equity and cash incentive compensation programs ("incentive compensation programs"). The increase in expenses related to our incentive compensation program and other bonus programs was primarily due to increases in the expected payouts due to a larger number of employees participating in the programs and higher potential payouts for certain employees participating in the programs.
The increase in reinsurance risk charges expense for the three months ended March 31, 2019 compared to the same period in 2018 was due to growth in our policyholder liabilities subject to the reinsurance agreement pursuant to which we cede excess regulatory reserves to an unaffiliated reinsurer. The regulatory reserves ceded at March 31, 2019 and 2018 were $857.8 million and $754.0 million, respectively.
Other expenses increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily as a result of increases in legal fees, consulting fees, increases in depreciation and maintenance expenses primarily related to software and hardware assets and increases in non-deferrable policy acquisition costs associated with marketing expenses and cost of conferences.
Income tax expense (benefit) was $(9.5) million in the first quarter of 2019 compared to $36.6 million for the same period in 2018. The change in income tax expense was primarily due to changes in income (loss) before income taxes. The effective income tax rates were 24.0% and 20.6% for the three months ended March 31, 2019 and 2018, respectively.
Income tax expense (benefit) and the resulting effective tax rate are based upon two components of income (loss) before income taxes ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 21.6% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income (loss) for the parent company and other non-life insurance subsidiaries (the "non-life insurance group") is generally taxed at an effective tax rate of 29.5% reflecting the combined federal / state income tax rates. The effective income tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income (loss) vary from period to period based primarily on the relative size of pretax income (loss) from the two sources.
The effective income tax rate was impacted by a discrete tax item related to share-based compensation that provided a tax benefit for the three months ended March 31, 2019 and 2018 of approximately $1.0 million and $1.6 million, respectively. The effective income tax rates excluding the impact of this discrete item were 21.4% and 21.5% for the three months ended March 31, 2019 and 2018, respectively.

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
The composition of our investment portfolio is summarized as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$11,701	—%	$11,652	—%
United States Government sponsored agencies	1,187,340	2.3%	1,138,529	2.3%
United States municipalities, states and territories	4,174,846	8.0%	4,126,267	8.3%
Foreign government obligations	235,542	0.5%	230,274	0.5%
Corporate securities	30,014,197	57.5%	28,371,514	57.4%
Residential mortgage backed securities	1,201,332	2.3%	1,202,159	2.4%
Commercial mortgage backed securities	5,543,512	10.6%	5,379,003	10.9%
Other asset backed securities	5,668,637	10.9%	5,464,329	11.1%
Total fixed maturity securities	48,037,107	92.1%	45,923,727	92.9%
Mortgage loans on real estate	3,049,998	5.8%	2,943,091	6.0%
Derivative instruments	755,866	1.4%	205,149	0.4%
Other investments	361,804	0.7%	355,531	0.7%
	$52,204,775	100.0%	$49,427,498	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	March 31, 2019		December 31, 2018
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$28,011,527	58.3%	$27,052,481	58.9%
Baa	18,454,984	38.4%	17,265,590	37.6%
Total investment grade	46,466,511	96.7%	44,318,071	96.5%
Ba	1,158,640	2.4%	1,191,772	2.6%
B	138,572	0.3%	139,313	0.3%
Caa	108,368	0.2%	122,717	0.3%
Ca and lower	165,016	0.4%	151,854	0.3%
Total below investment grade	1,570,596	3.3%	1,605,656	3.5%
	$48,037,107	100.0%	$45,923,727	100.0%

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
A summary of our fixed maturity securities by NAIC designation is as follows:

	March 31, 2019				December 31, 2018
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$26,735,031	$27,929,128	$27,929,128	58.1%	$26,588,352	$26,921,843	$26,921,843	58.6%
2	18,402,270	18,615,641	18,615,641	38.8%	17,901,161	17,528,072	17,528,072	38.2%
3	1,346,654	1,275,240	1,275,240	2.7%	1,396,650	1,269,242	1,269,242	2.8%
4	172,012	147,717	147,717	0.3%	173,987	137,991	137,991	0.3%
5	5,061	5,017	5,017	—%	23,836	19,453	19,453	—%
6	66,022	64,364	64,364	0.1%	47,204	47,126	47,126	0.1%
	$46,727,050	$48,037,107	$48,037,107	100.0%	$46,131,190	$45,923,727	$45,923,727	100.0%
The amortized cost and fair value of fixed maturity securities at March 31, 2019, by contractual maturity, are presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
March 31, 2019
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$7,938	$(144)	$7,794
United States Government sponsored agencies	21	1,054,346	(39,828)	1,014,518
United States municipalities, states and territories	35	147,240	(3,579)	143,661
Foreign government obligations	2	39,327	(1,651)	37,676
Corporate securities:
Finance, insurance and real estate	120	1,619,154	(59,182)	1,559,972
Manufacturing, construction and mining	108	1,188,644	(45,518)	1,143,126
Utilities and related sectors	123	1,303,066	(39,857)	1,263,209
Wholesale/retail trade	54	618,740	(32,671)	586,069
Services, media and other	232	2,738,295	(147,048)	2,591,247
Residential mortgage backed securities	14	57,412	(1,452)	55,960
Commercial mortgage backed securities	194	1,722,989	(39,887)	1,683,102
Other asset backed securities	564	4,356,650	(169,723)	4,186,927
	1,471	$14,853,801	$(580,540)	$14,273,261

December 31, 2018
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$8,650	$(322)	$8,328
United States Government sponsored agencies	23	1,066,544	(83,034)	983,510
United States municipalities, states and territories	136	518,758	(15,658)	503,100
Foreign government obligations	6	114,529	(4,159)	110,370
Corporate securities:
Finance, insurance and real estate	286	3,551,237	(164,727)	3,386,510
Manufacturing, construction and mining	231	2,515,204	(119,607)	2,395,597
Utilities and related sectors	273	3,032,710	(127,957)	2,904,753
Wholesale/retail trade	103	1,308,962	(77,554)	1,231,408
Services, media and other	529	6,040,083	(348,884)	5,691,199
Residential mortgage backed securities	33	172,427	(4,125)	168,302
Commercial mortgage backed securities	487	4,367,221	(134,826)	4,232,395
Other asset backed securities	604	4,615,477	(270,234)	4,345,243
	2,715	$27,311,802	$(1,351,087)	$25,960,715
The decrease in unrealized losses from December 31, 2018 to March 31, 2019 was primarily due to a decrease in interest rates and tightening credit spreads during the three months ended March 31, 2019. The 10-year U.S. Treasury yields at March 31, 2019 and December 31, 2018 were 2.41% and 2.69%, respectively. The 30-year U.S. Treasury yields at March 31, 2019 and December 31, 2018 were 2.81% and 3.02%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
March 31, 2019
1	$6,439,910	45.1%	$(194,453)	33.5%
2	6,670,924	46.7%	(275,518)	47.5%
3	1,009,338	7.1%	(76,024)	13.1%
4	126,704	0.9%	(30,455)	5.2%
5	5,017	—%	(43)	—%
6	21,368	0.2%	(4,047)	0.7%
	$14,273,261	100.0%	$(580,540)	100.0%
December 31, 2018
1	$13,302,253	51.2%	$(552,455)	40.9%
2	11,301,715	43.5%	(622,053)	46.0%
3	1,170,941	4.5%	(129,441)	9.6%
4	127,222	0.5%	(40,927)	3.0%
5	19,453	0.1%	(4,383)	0.3%
6	39,131	0.2%	(1,828)	0.2%
	$25,960,715	100.0%	$(1,351,087)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 1,471 and 2,715 securities, respectively) have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018, along with a description of the factors causing the unrealized losses is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

The amortized cost and fair value of fixed maturity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
March 31, 2019
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	213	$1,661,657	$1,627,211	$(34,446)
Six months or more and less than twelve months	344	3,070,502	2,957,874	(112,628)
Twelve months or greater	779	8,899,813	8,574,612	(325,201)
Total investment grade	1,336	13,631,972	13,159,697	(472,275)
Below investment grade:
Less than six months	30	288,948	274,386	(14,562)
Six months or more and less than twelve months	47	293,195	268,685	(24,510)
Twelve months or greater	58	639,686	570,493	(69,193)
Total below investment grade	135	1,221,829	1,113,564	(108,265)
	1,471	$14,853,801	$14,273,261	$(580,540)

December 31, 2018
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	770	$6,986,778	$6,777,338	$(209,440)
Six months or more and less than twelve months	1,184	12,208,435	11,692,145	(516,290)
Twelve months or greater	606	6,639,807	6,186,550	(453,257)
Total investment grade	2,560	25,835,020	24,656,033	(1,178,987)
Below investment grade:
Less than six months	59	578,858	533,979	(44,879)
Six months or more and less than twelve months	44	371,075	338,056	(33,019)
Twelve months or greater	52	526,849	432,647	(94,202)
Total below investment grade	155	1,476,782	1,304,682	(172,100)
	2,715	$27,311,802	$25,960,715	$(1,351,087)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
March 31, 2019
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	1	39,700	30,275	(9,425)
Twelve months or greater	1	20,185	15,971	(4,214)
Total investment grade	2	59,885	46,246	(13,639)
Below investment grade:
Less than six months	2	16,336	11,560	(4,776)
Six months or more and less than twelve months	1	16,431	12,484	(3,947)
Twelve months or greater	3	45,580	28,430	(17,150)
Total below investment grade	6	78,347	52,474	(25,873)
	8	$138,232	$98,720	$(39,512)

December 31, 2018
Investment grade:
Less than six months	5	$103,637	$78,378	$(25,259)
Six months or more and less than twelve months	1	20,189	15,225	(4,964)
Twelve months or greater	—	—	—	—
Total investment grade	6	123,826	93,603	(30,223)
Below investment grade:
Less than six months	13	146,474	108,465	(38,009)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	3	45,594	26,665	(18,929)
Total below investment grade	16	192,068	135,130	(56,938)
	22	$315,894	$228,733	$(87,161)

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

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
March 31, 2019
Due in one year or less	$36,172	$36,038
Due after one year through five years	867,251	853,076
Due after five years through ten years	3,179,347	3,089,264
Due after ten years through twenty years	1,917,379	1,840,566
Due after twenty years	2,716,601	2,528,328
	8,716,750	8,347,272
Residential mortgage backed securities	57,412	55,960
Commercial mortgage backed securities	1,722,989	1,683,102
Other asset backed securities	4,356,650	4,186,927
	$14,853,801	$14,273,261

December 31, 2018
Due in one year or less	$31,590	$30,780
Due after one year through five years	2,596,616	2,534,891
Due after five years through ten years	7,196,565	6,907,961
Due after ten years through twenty years	3,247,923	3,056,474
Due after twenty years	5,083,983	4,684,669
	18,156,677	17,214,775
Residential mortgage backed securities	172,427	168,302
Commercial mortgage backed securities	4,367,221	4,232,395
Other asset backed securities	4,615,477	4,345,243
	$27,311,802	$25,960,715
International Exposure
We hold fixed maturity securities with international exposure. As of March 31, 2019, 25% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of our fixed maturity securities with international exposure are denominated in U.S. dollars. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	March 31, 2019
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$249,897	$258,142	0.5%
Asia/Pacific	460,270	479,642	1.0%
Non-GIIPS Europe	3,099,962	3,183,508	6.6%
Latin America	268,765	278,608	0.6%
Non-U.S. North America	1,362,107	1,416,487	3.0%
Australia & New Zealand	1,015,612	1,026,308	2.1%
Other	5,254,460	5,116,909	10.7%
	$11,711,073	$11,759,604	24.5%

(1)
Greece, Ireland, Italy, Portugal and Spain ("GIIPS"). All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

All of the securities presented in the table above are investment grade (NAIC designation of either 1 or 2), except for the following:

	March 31, 2019
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
GIIPS	$19,527	$18,974
Asia/Pacific	11,000	10,067
Non-GIIPS Europe	106,749	101,851
Latin America	68,040	67,025
Non-U.S. North America	47,950	48,377
Other	419,770	387,140
	$673,036	$633,434
Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 20% or greater change in market price relative to its amortized cost and a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our residential and commercial mortgage backed securities as we monitor all of our residential and commercial mortgage backed securities on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At March 31, 2019, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Below investment grade
Corporate securities:
Consumer discretionary	5	$52,516	$(7,506)	$45,010	0 - 50	0 - 13
Energy	7	71,955	(13,138)	58,817	1 - 55	0 - 46
Industrials	1	635	115	750	—	—
Materials	1	3,990	455	4,445	—	—
Utilities	5	59,754	(2,151)	57,603	0 - 18	—
Other asset backed securities:
Financials	2	1,642	(84)	1,558	1 - 3	—
	21	$190,492	$(22,309)	$168,183

We have determined that the unrealized losses of the securities on the watch list are temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost. Our analysis of these securities and their credit performance at March 31, 2019 is as follows:
Corporate securities:
Consumer discretionary:  The decline in the value of certain of these securities is primarily due to weak operating performance and sales trends. The decrease in sales for certain of these securities related to a domestic based toy manufacturer is attributable to the liquidation of a major toy retailer during the fourth quarter of 2017. While the issuer has seen a decrease in operating performance, it has implemented a plan to reduce costs and stabilize its revenue and is in the early phase of executing on that plan. We have determined that these securities were not other than temporarily impaired due to our evaluation of the operating performance and the creditworthiness of the issuer and the fact that all required payments have been made. The decline in operating performance and sales trends of another of these securities related to a domestic company operating retail chain stores is a result of market deterioration being experienced in many companies within the retail market. We recognized an other than temporary impairment on this issuer during the fourth quarter of 2018 due to our evaluation of the operating performance and the credit worthiness of the issuer. In addition, we included a Brazilian food company whose operating trends have come under pressure due to export challenges, domestic poultry price weakness and a domestic trucking strike. As one of the world's largest food companies, we believe the company remains a viable entity even though operating metrics have declined. We have determined that these securities were not other than temporarily impaired due to our evaluation of their operating performance, asset base and creditworthiness of the borrower.
Energy, Industrials and Materials:  The decline in the value of these securities relates to continued operational pressure due to past declines in certain commodity prices specific to their businesses. The decline in these commodity prices creates financial challenges as the companies had to realign operations to accommodate the new environment. These issuers will be stressed greater than the average company due to their price sensitivity and the specific position they hold in the supply chain. While values have declined, improving commodity prices should continue to provide better financial performance for these companies. We recognized an other than temporary impairment on two of these issuers during the fourth quarter of 2018 due to our evaluation of the operating performance and the credit worthiness of each issuer. While the remaining issuers have seen their financial and profitability profile weakened, we have determined that the remaining securities were not other than temporarily impaired due to our evaluation of the operating performance and the credit worthiness of the issuer.
Utilities:  The decline in the value of these securities is due to the issuer declaring bankruptcy primarily as a result of pending litigation concerns. During the fourth quarter of 2018 we impaired one of these securities, which was issued at a premium, to reflect the risk that the issuer may call the bonds as a result of pending litigation and bankruptcy and limit payback to stated par values. The remaining securities were issued at discounts and we have determined that the issuer appears to have sufficient capital levels to address litigation concerns.
Other asset backed securities:
Financials:  The decline in value of one of the asset backed securities is due to poor performance in the underlying pool of student loans. The investment is backed by a guarantee from the for-profit education services provider. This service provider filed for bankruptcy creating concerns around the security. We recognized an other than temporary impairment on this issuer during the fourth quarter of 2018 due to concerns over pending litigation and our evaluation of the operating performance and the credit worthiness. The decline in value of the other asset backed security is related directly to the decline in oil prices and the financial stability of its operator. The issuer has direct exposure to the oil market as its primary business is deep water drilling. As oil prices have remained low, the operator of the deep water vessel has experienced financial pressure on its balance sheet and similar vessel sales have been at softer valuations. We recognized other than temporary impairments on this security during 2018 and 2017.
Other Than Temporary Impairments
We have a policy and process to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2018.
We did not recognize any OTTI during the three months ended March 31, 2019. During the three months ended March 31, 2018, we recognized an OTTI of $0.9 million on a corporate security issued by a Brazilian food company due to our intent to sell the security, which was in an unrealized loss position at the reporting date.
Several factors led us to believe that full recovery of amortized cost is not expected on the securities for which we recognized credit losses. A discussion of these factors, our policy and process to identify securities that could potentially have impairment that is other than temporary and a summary of OTTI is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, net of loan loss allowances and deferred prepayment fees. At March 31, 2019 and December 31, 2018, the largest principal amount outstanding for any single mortgage loan was $23.6 million and $23.8 million, respectively, and the average loan size was $3.9 million and $3.8 million, respectively. In addition, the average loan to value ratio for the overall portfolio was 53.7% and 53.6% at March 31, 2019 and December 31, 2018, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 to our unaudited consolidated financial statements in this Form 10-Q, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At March 31, 2019, we had commitments to fund commercial mortgage loans totaling $69.3 million, with interest rates ranging from 4.50% to 7.40%. During 2019 and 2018, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the three months ended March 31, 2019, we received $31.4 million in cash for loans being paid in full compared to $42.4 million for the three months ended March 31, 2018. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
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
We have a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio (based on most recent information collected) follows:

	March 31, 2019		December 31, 2018
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$2,174,603	71.1%	$2,121,785	71.9%
Greater than or equal to 1.2 and less than 1.5	692,170	22.6%	645,470	21.8%
Greater than or equal to 1.0 and less than 1.2	141,454	4.6%	127,083	4.3%
Less than 1.0	51,038	1.7%	58,126	2.0%
	$3,059,265	100.0%	$2,952,464	100.0%
All of our mortgage loans (based on principal outstanding) that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at March 31, 2019.
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

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Impaired mortgage loans with an allowance	$1,247	$1,253
Impaired mortgage loans with no related allowance	—	—
Allowance for probable loan losses	(229)	(229)
Net carrying value of impaired mortgage loans	$1,018	$1,024
At March 31, 2019, we had no commercial mortgage loans that were delinquent (60 days or more past due at the reporting date) in their principal and interest payments.

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
Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $454.5 million for the three months ended March 31, 2019 compared to $275.3 million for the three months ended March 31, 2018, with the increase attributable to a $249.6 million increase in net annuity deposits after coinsurance, which was partially offset by a $70.4 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.
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
Currently, American Equity Investment Life Insurance Company ("American Equity Life") may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2019, up to $325.2 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $1.9 billion of statutory earned surplus at March 31, 2019.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of March 31, 2019, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to maintain this rating objective. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
The transfer of funds by American Equity Life is also restricted by a covenant in our line of credit agreement which requires American Equity Life to maintain a minimum RBC ratio of 275% and a minimum level of statutory surplus equal to the sum of 1) 80% of statutory surplus at June 30, 2016, 2) 50% of the statutory net income for each fiscal quarter ending after June 30, 2016, and 3) 50% of all capital contributed to American Equity Life after June 30, 2016. American Equity Life's RBC ratio was 360% at December 31, 2018. Under this agreement, we are also required to maintain a maximum ratio of adjusted debt to total adjusted capital of 0.35.
Cash and cash equivalents of the parent holding company at March 31, 2019, were $80.7 million. In addition, we have a $150 million revolving line of credit, with no borrowings outstanding, available through September 2021 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions.
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
We seek to maximize the total return on our fixed maturity securities through active investment management. Accordingly, we have determined that our available for sale portfolio of fixed maturity securities is available to be sold in response to: (i) changes in market interest rates, (ii) changes in relative values of individual securities and asset sectors, (iii) changes in prepayment risks, (iv) changes in credit quality outlook for certain securities, (v) liquidity needs, and (vi) other factors.
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at March 31, 2019, of which $85.5 million has been swapped to a fixed rate until March 2021 and $79.0 million has been capped until July 2021 (see Note 5 to our unaudited consolidated financial statements in this Form 10-Q). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for fixed index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (28 basis points) from levels at March 31, 2019, we estimate that the fair value of our fixed maturity securities would decrease by approximately $962.8 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $361.0 million in accumulated other comprehensive income (loss) and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2018 for a further discussion of liquidity risk.
The amortized cost of fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, was $8.8 billion as of March 31, 2019. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At March 31, 2019, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies. At March 31, 2019, approximately 16% of our annuity liabilities were at minimum guaranteed crediting rates.
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

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Annual index credits to policyholders on their anniversaries	$55,925	$423,940
Proceeds received at expiration of options related to such credits	58,460	425,557
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of March 31, 2019 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 7 - Commitments and Contingencies to the unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures.
Item 1A. Risk Factors
Our 2018 Annual Report on Form 10-K described our Risk Factors. Other than as set forth below, there have been no material changes to the Risk Factors during the three months ended March 31, 2019.
Securities Lending
We participate in a securities lending program whereby we loan certain securities to approved borrowers. Securities are lent to borrowers, through a lending agent, on an overnight or, with our prior approval, a term basis. Borrowers post cash collateral in an amount equal to or greater than 102% of the security’s market value which is invested by the lending agent in money market funds or repurchase agreements meeting investment guidelines approved by us. We retain control of all loaned securities and receive all principal and interest payments that would normally be paid to us if we did not lend the securities.

Our securities lending program exposes us to certain counterparty and spread risks. Counterparty risk is mitigated by over-collateralization requirements, daily mark to market, and indemnification by the lending agent for shortfalls in collateral in the event of borrower default. The lending agent monitors spread risk to ensure that the interest rate paid by us to borrowers does not exceed the rate of return on cash collateral investments. We regularly monitor the overall securities lending program, including the lending agent, borrowers, and the appropriateness of cash collateral investments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Securities
The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share
January 1, 2019 - January 31, 2019	—	$—
February 1, 2019 - February 28, 2019	—	$—
March 1, 2019 - March 31, 2019	—	$—
Total	—

(a)	Includes the number of shares of common stock utilized to execute certain stock incentive awards.

Item 6. Exhibits

Exhibit No.	Description	Method of Filing
10.1	Form of Restricted Stock Unit Award Agreement	Filed herewith
10.2	Form of Performance Restricted Stock Unit Award Agreement	Filed herewith
10.3	Form of Restricted Stock Award Agreement	Filed herewith
10.4	Second Amendment to American Equity Investment Life Holding Company 2016 Employee Incentive Plan	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 8, 2019	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ John M. Matovina
John M. Matovina, Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Ted M. Johnson
Ted M. Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

		By:	/s/ Scott A. Samuelson
Scott A. Samuelson, Vice President and Chief Accounting Officer
(Principal Accounting Officer)