Form 10-Q
period 2019-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2019-08-08
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of August 2, 2019, there were 90,979,184 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Investments:
Fixed maturity securities, available for sale, at fair value (amortized cost: 2019 - $47,477,956; 2018 - $46,131,190)	$50,171,303	$45,923,727
Mortgage loans on real estate	3,083,675	2,943,091
Derivative instruments	888,208	205,149
Other investments	642,219	355,531
Total investments	54,785,405	49,427,498

Cash and cash equivalents	1,215,967	344,396
Coinsurance deposits	5,029,374	4,954,068
Accrued investment income	480,664	468,729
Deferred policy acquisition costs	2,805,568	3,535,838
Deferred sales inducements	1,943,534	2,516,721
Deferred income taxes	9,328	291,169
Income taxes recoverable	48,084	26,537
Other assets	53,380	60,608
Total assets	$66,371,304	$61,625,564

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$60,203,010	$57,606,009
Other policy funds and contract claims	263,691	270,858
Notes payable	494,850	494,591
Subordinated debentures	243,200	242,982
Amounts due under repurchase agreements	—	109,298
Other liabilities	1,669,078	502,725
Total liabilities	62,873,829	59,226,463

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2019 and 2018 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2019 - 90,936,324 shares (excluding 1,443,973 treasury shares); 2018 - 90,369,229 shares (excluding 1,535,960 treasury shares)	90,936	90,369
Additional paid-in capital	817,997	811,186
Accumulated other comprehensive income (loss)	1,049,984	(52,432)
Retained earnings	1,538,558	1,549,978
Total stockholders' equity	3,497,475	2,399,101
Total liabilities and stockholders' equity	$66,371,304	$61,625,564
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Premiums and other considerations	$4,126	$5,757	$9,536	$14,810
Annuity product charges	60,700	55,006	113,666	105,729
Net investment income	570,568	533,282	1,129,006	1,044,066
Change in fair value of derivatives	76,045	132,205	460,514	(318,878)
Net realized losses on investments, excluding other than temporary impairment ("OTTI") losses	(3,832)	(38,381)	(4,395)	(38,079)
OTTI losses on investments:
Total OTTI losses	(998)	(745)	(998)	(1,652)
Portion of OTTI losses recognized from other comprehensive income	(215)	(1,651)	(215)	(1,651)
Net OTTI losses recognized in operations	(1,213)	(2,396)	(1,213)	(3,303)
Total revenues	706,394	685,473	1,707,114	804,345

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	6,939	9,276	16,238	21,370
Interest sensitive and index product benefits	251,103	427,951	387,777	942,046
Amortization of deferred sales inducements	19,785	78,112	53,094	178,535
Change in fair value of embedded derivatives	327,562	(101,949)	1,093,885	(969,181)
Interest expense on notes payable	6,380	6,374	12,759	12,746
Interest expense on subordinated debentures	4,057	3,878	8,145	7,508
Amortization of deferred policy acquisition costs	29,946	115,049	75,078	255,688
Other operating costs and expenses	37,426	32,540	76,405	63,780
Total benefits and expenses	683,198	571,231	1,723,381	512,492
Income (loss) before income taxes	23,196	114,242	(16,267)	291,853
Income tax expense (benefit)	4,606	20,339	(4,847)	56,988
Net income (loss)	$18,590	$93,903	$(11,420)	$234,865

Earnings (loss) per common share	$0.20	$1.04	$(0.13)	$2.60
Earnings (loss) per common share - assuming dilution	$0.20	$1.03	$(0.13)	$2.58

Weighted average common shares outstanding (in thousands):
Earnings (loss) per common share	91,103	90,327	90,994	90,173
Earnings (loss) per common share - assuming dilution	91,785	91,271	91,765	91,206
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$18,590	$93,903	$(11,420)	$234,865
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	677,320	(260,555)	1,394,233	(832,588)
Noncredit component of OTTI losses (1)	103	775	103	775
Reclassification of unrealized investment gains/losses to net income (loss) (1)	1,422	(18,162)	1,128	(18,501)
Other comprehensive income (loss) before income tax	678,845	(277,942)	1,395,464	(850,314)
Income tax effect related to other comprehensive income (loss)	(142,558)	58,366	(293,048)	178,567
Other comprehensive income (loss)	536,287	(219,576)	1,102,416	(671,747)
Comprehensive income (loss)	$554,877	$(125,673)	$1,090,996	$(436,882)

(1)	Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
For the six months ended June 30, 2019
Balance at December 31, 2018	$90,369	$811,186	$(52,432)	$1,549,978	$2,399,101
Net loss for period	—	—	—	(11,420)	(11,420)
Other comprehensive income	—	—	1,102,416	—	1,102,416
Share-based compensation	—	7,360	—	—	7,360
Issuance of 567,095 shares of common stock under compensation plans	567	(549)	—	—	18
Balance at June 30, 2019	$90,936	$817,997	$1,049,984	$1,538,558	$3,497,475

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
For the three months ended June 30, 2019
Balance at March 31, 2019	$90,784	$815,088	$513,697	$1,519,968	$2,939,537
Net income for period	—	—	—	18,590	18,590
Other comprehensive income	—	—	536,287	—	536,287
Share-based compensation	—	3,155	—	—	3,155
Issuance of 152,201 shares of common stock under compensation plans	152	(246)	—	—	(94)
Balance at June 30, 2019	$90,936	$817,997	$1,049,984	$1,538,558	$3,497,475

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
For the six months ended June 30, 2018
Balance at December 31, 2017	$89,331	$791,446	$724,599	$1,244,781	$2,850,157
Net income for period	—	—	—	234,865	234,865
Other comprehensive loss	—	—	(671,747)	—	(671,747)
Implementation of accounting standard related to the reclassification of certain tax effects	—	—	127,554	(127,554)	—
Share-based compensation	—	6,046	—	—	6,046
Issuance of 902,259 shares of common stock under compensation plans	902	6,602	—	—	7,504
Balance at June 30, 2018	$90,233	$804,094	$180,406	$1,352,092	$2,426,825

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
For the three months ended June 30, 2018
Balance at March 31, 2018	$89,984	$798,835	$399,982	$1,258,189	$2,546,990
Net income for period	—	—	—	93,903	93,903
Other comprehensive loss	—	—	(219,576)	—	(219,576)
Share-based compensation	—	2,520	—	—	2,520
Issuance of 249,523 shares of common stock under compensation plans	249	2,739	—	—	2,988
Balance at June 30, 2018	$90,233	$804,094	$180,406	$1,352,092	$2,426,825
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income (loss)	$(11,420)	$234,865
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest sensitive and index product benefits	387,777	942,046
Amortization of deferred sales inducements	53,094	178,535
Annuity product charges	(113,666)	(105,729)
Change in fair value of embedded derivatives	1,093,885	(969,181)
Change in traditional life and accident and health insurance reserves	(2,889)	1,455
Policy acquisition costs deferred	(236,076)	(200,044)
Amortization of deferred policy acquisition costs	75,078	255,688
Provision for depreciation and other amortization	1,916	1,704
Amortization of discounts and premiums on investments	12,734	9,332
Realized gains (losses) on investments and net OTTI losses recognized in operations	5,608	41,382
Distributions from equity method investments	753	126
Change in fair value of derivatives	(460,326)	318,639
Deferred income taxes	(11,207)	(4,918)
Share-based compensation	7,360	6,046
Change in accrued investment income	(11,935)	(18,542)
Change in income taxes recoverable/payable	(21,547)	(65,598)
Change in other assets	(4,868)	(1,362)
Change in other policy funds and contract claims	(10,605)	(9,167)
Change in collateral held for derivatives	680,208	(729,744)
Change in collateral held for securities lending	441,908	—
Change in other liabilities	1,306	(23,097)
Other	(5,854)	(6,023)
Net cash provided by (used in) operating activities	1,871,234	(143,587)

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities, available for sale	859,767	2,375,054
Mortgage loans on real estate	136,035	139,144
Derivative instruments	238,557	849,096
Other investments	3,407	155,662
Acquisitions of investments:
Fixed maturity securities, available for sale	(2,199,848)	(3,478,355)
Mortgage loans on real estate	(276,385)	(266,352)
Derivative instruments	(419,798)	(427,166)
Other investments	(291,519)	(41,696)
Purchases of property, furniture and equipment	(1,400)	(2,774)
Net cash used in investing activities	(1,951,184)	(697,387)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$2,732,241	$2,216,333
Coinsurance deposits	59,190	(36,715)
Return of annuity policyholder account balances	(1,726,013)	(1,499,286)
Repayment of amounts due under repurchase agreements	(109,298)	—
Proceeds from issuance of common stock	18	7,504
Change in checks in excess of cash balance	(4,617)	(21,185)
Net cash provided by financing activities	951,521	666,651
Increase (decrease) in cash and cash equivalents	871,571	(174,323)
Cash and cash equivalents at beginning of period	344,396	1,434,045
Cash and cash equivalents at end of period	$1,215,967	$1,259,722

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$22,513	$20,149
Income taxes	28,193	127,566
Non-cash operating activity:
Deferral of sales inducements	93,991	93,138
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company ("we", "us" or "our") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) that requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU affects accounting and disclosure more dramatically for lessees as accounting and disclosure for lessors is mainly unchanged. We adopted this ASU on January 1, 2019. The adoption of this ASU resulted in the recognition of a lease asset and lease liability of $3.9 million, respectively, on our consolidated balance sheet at June 30, 2019.
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
In August 2018, the FASB issued an ASU that revises certain aspects of the measurement models and disclosure requirements for long duration insurance and investment contracts. The FASB’s objective in issuing this ASU is to improve, simplify, and enhance the accounting for long-duration contracts. The revisions include updating cash flow assumptions in the calculation of the liability for traditional life products, introducing the term ‘market risk benefit’ ("MRB") and requiring all contract features meeting the definition of an MRB to be measured at fair value, simplifying the method used to amortize deferred policy acquisition costs and deferred sales inducements to a constant basis over the expected term of the related contracts rather than based on gross profits and enhancing disclosure requirements. While this ASU is effective for us on January 1, 2022, the transition date (the remeasurement date) is January 1, 2020. Early adoption of this ASU is permitted. We are in the process of evaluating the impact this guidance will have on our consolidated financial statements.

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities, available for sale	$50,171,303	$50,171,303	$45,923,727	$45,923,727
Mortgage loans on real estate	3,083,675	3,128,732	2,943,091	2,920,612
Derivative instruments	888,208	888,208	205,149	205,149
Other investments	642,219	642,219	355,531	348,970
Cash and cash equivalents	1,215,967	1,215,967	344,396	344,396
Coinsurance deposits	5,029,374	4,574,116	4,954,068	4,553,790
Interest rate caps	59	59	597	597
Interest rate swap	—	—	354	354
Counterparty collateral	—	—	33,101	33,101

Liabilities
Policy benefit reserves	59,849,400	50,673,721	57,249,510	49,180,143
Single premium immediate annuity (SPIA) benefit reserves	263,430	271,842	270,406	279,077
Notes payable	494,850	510,640	494,591	489,985
Subordinated debentures	243,200	246,046	242,982	215,514
Amounts due under repurchase agreements	—	—	109,298	109,298
Interest rate swap	881	881	—	—

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

Our assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2019
Assets
Fixed maturity securities, available for sale:
United States Government full faith and credit	$12,023	$6,080	$5,943	$—
United States Government sponsored agencies	1,214,609	—	1,214,609	—
United States municipalities, states and territories	4,299,962	—	4,299,962	—
Foreign government obligations	233,095	—	233,095	—
Corporate securities	31,312,263	3	31,312,260	—
Residential mortgage backed securities	1,338,946	—	1,338,946	—
Commercial mortgage backed securities	5,673,990	—	5,673,990	—
Other asset backed securities	6,086,415	—	6,086,415	—
Other investments: equity securities, available for sale	259,311	251,870	7,441	—
Derivative instruments	888,208	—	888,208	—
Cash and cash equivalents	1,215,967	1,215,967	—	—
Interest rate caps	59	—	59	—
	$52,534,848	$1,473,920	$51,060,928	$—
Liabilities
Interest rate swap	$881	$—	$881	$—
Fixed index annuities - embedded derivatives	9,281,117	—	—	9,281,117
	$9,281,998	$—	$881	$9,281,117

December 31, 2018
Assets
Fixed maturity securities, available for sale:
United States Government full faith and credit	$11,652	$5,900	$5,752	$—
United States Government sponsored agencies	1,138,529	—	1,138,529	—
United States municipalities, states and territories	4,126,267	—	4,126,267	—
Foreign government obligations	230,274	—	230,274	—
Corporate securities	28,371,514	7	28,371,507	—
Residential mortgage backed securities	1,202,159	—	1,202,159	—
Commercial mortgage backed securities	5,379,003	—	5,379,003	—
Other asset backed securities	5,464,329	—	5,464,329	—
Other investments: equity securities, available for sale	7,437	—	7,437	—
Derivative instruments	205,149	—	205,149	—
Cash and cash equivalents	344,396	344,396	—	—
Interest rate caps	597	—	597	—
Interest rate swap	354	—	354	—
Counterparty collateral	33,101	—	33,101	—
	$46,514,761	$350,303	$46,164,458	$—
Liabilities
Fixed index annuities - embedded derivatives	$8,165,405	$—	$—	$8,165,405

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparison of the prices to a secondary pricing source, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of June 30, 2019 and December 31, 2018.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of June 30, 2019 and December 31, 2018, we utilized an estimate of 3.10% for the expected cost of annual call options, which are based on estimated long-term account value growth and a historical review of our actual option costs.

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

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
1 - 5	2.31%	2.05%	3.34%	3.33%
6 - 10	7.53%	7.28%	3.34%	3.33%
11 - 15	11.38%	11.35%	3.36%	3.35%
16 - 20	11.86%	11.90%	3.23%	3.22%
20+	11.55%	11.57%	3.23%	3.22%

Lapse rates are generally expected to increase as surrender charge percentages decrease. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.
The following table provides a reconciliation of the beginning and ending balances for our Level 3 liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$8,876,055	$8,233,557	$8,165,405	$8,790,427
Premiums less benefits	200,472	406,494	258,480	955,647
Change in fair value, net	204,590	(288,900)	857,232	(1,394,923)
Ending balance	$9,281,117	$8,351,151	$9,281,117	$8,351,151

The fair value of our fixed index annuities embedded derivatives is net of coinsurance ceded of $617.8 million and $538.8 million as of June 30, 2019 and December 31, 2018, respectively. Change in fair value, net for each period in our embedded derivatives is included in change in fair value of embedded derivatives in the unaudited consolidated statements of operations.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at June 30, 2019, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $572.7 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $323.0 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $635.9 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $355.8 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At June 30, 2019 and December 31, 2018, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2019
Fixed maturity securities, available for sale:
United States Government full faith and credit	$11,705	$319	$(1)	$12,023
United States Government sponsored agencies	1,203,539	27,405	(16,335)	1,214,609
United States municipalities, states and territories	3,911,329	389,185	(552)	4,299,962
Foreign government obligations	216,161	17,681	(747)	233,095
Corporate securities	29,278,295	2,172,133	(138,165)	31,312,263
Residential mortgage backed securities	1,232,918	107,510	(1,482)	1,338,946
Commercial mortgage backed securities	5,483,813	202,501	(12,324)	5,673,990
Other asset backed securities	6,140,196	79,266	(133,047)	6,086,415
	$47,477,956	$2,996,000	$(302,653)	$50,171,303

December 31, 2018
Fixed maturity securities, available for sale:
United States Government full faith and credit	$11,872	$102	$(322)	$11,652
United States Government sponsored agencies	1,208,468	13,095	(83,034)	1,138,529
United States municipalities, states and territories	3,880,703	261,222	(15,658)	4,126,267
Foreign government obligations	226,860	7,573	(4,159)	230,274
Corporate securities	28,483,138	727,105	(838,729)	28,371,514
Residential mortgage backed securities	1,134,623	71,661	(4,125)	1,202,159
Commercial mortgage backed securities	5,492,271	21,558	(134,826)	5,379,003
Other asset backed securities	5,693,255	41,308	(270,234)	5,464,329
	$46,131,190	$1,143,624	$(1,351,087)	$45,923,727

The amortized cost and fair value of fixed maturity securities at June 30, 2019, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$306,324	$309,641
Due after one year through five years	5,806,384	6,000,221
Due after five years through ten years	10,032,375	10,529,772
Due after ten years through twenty years	9,994,917	11,017,627
Due after twenty years	8,481,029	9,214,691
	34,621,029	37,071,952
Residential mortgage backed securities	1,232,918	1,338,946
Commercial mortgage backed securities	5,483,813	5,673,990
Other asset backed securities	6,140,196	6,086,415
	$47,477,956	$50,171,303

Net unrealized gains (losses) on available for sale fixed maturity securities reported as a separate component of stockholders' equity were comprised of the following:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Net unrealized gains (losses) on available for sale fixed maturity securities	$2,693,347	$(207,463)
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(1,392,780)	112,571
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax benefit (expense)	(273,117)	19,926
Net unrealized gains (losses) reported as accumulated other comprehensive income (loss)	$1,049,984	$(52,432)

The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO’s"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 97% of our fixed maturity portfolio rated investment grade at both June 30, 2019 and December 31, 2018, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	June 30, 2019		December 31, 2018
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$27,355,251	$29,363,924	$26,588,352	$26,921,843
2	18,674,100	19,421,029	17,901,161	17,528,072
3	1,250,071	1,213,115	1,396,650	1,269,242
4	193,004	166,568	173,987	137,991
5	—	—	23,836	19,453
6	5,530	6,667	47,204	47,126
	$47,477,956	$50,171,303	$46,131,190	$45,923,727

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 1,013 and 2,715 securities, respectively) have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2019
Fixed maturity securities, available for sale:
United States Government full faith and credit	$—	$—	$506	$(1)	$506	$(1)
United States Government sponsored agencies	—	—	974,206	(16,335)	974,206	(16,335)
United States municipalities, states and territories	7,395	(5)	40,288	(547)	47,683	(552)
Foreign government obligations	9,959	(15)	13,516	(732)	23,475	(747)
Corporate securities:
Finance, insurance and real estate	58,054	(2,368)	441,853	(11,284)	499,907	(13,652)
Manufacturing, construction and mining	25,582	(727)	390,348	(12,700)	415,930	(13,427)
Utilities and related sectors	116,124	(3,090)	349,620	(11,198)	465,744	(14,288)
Wholesale/retail trade	9,887	(207)	187,029	(15,976)	196,916	(16,183)
Services, media and other	156,628	(8,957)	1,009,524	(71,658)	1,166,152	(80,615)
Residential mortgage backed securities	73,568	(524)	10,927	(958)	84,495	(1,482)
Commercial mortgage backed securities	1,499	(46)	702,389	(12,278)	703,888	(12,324)
Other asset backed securities	2,466,293	(64,695)	1,490,289	(68,352)	3,956,582	(133,047)
	$2,924,989	$(80,634)	$5,610,495	$(222,019)	$8,535,484	$(302,653)

December 31, 2018
Fixed maturity securities, available for sale:
United States Government full faith and credit	$543	$(3)	$7,785	$(319)	$8,328	$(322)
United States Government sponsored agencies	30,089	(949)	953,421	(82,085)	983,510	(83,034)
United States municipalities, states and territories	340,103	(6,816)	162,997	(8,842)	503,100	(15,658)
Foreign government obligations	98,511	(1,748)	11,859	(2,411)	110,370	(4,159)
Corporate securities:
Finance, insurance and real estate	2,501,640	(87,220)	884,870	(77,507)	3,386,510	(164,727)
Manufacturing, construction and mining	2,045,859	(84,972)	349,738	(34,635)	2,395,597	(119,607)
Utilities and related sectors	2,313,271	(82,119)	591,482	(45,838)	2,904,753	(127,957)
Wholesale/retail trade	1,032,603	(51,228)	198,805	(26,326)	1,231,408	(77,554)
Services, media and other	4,618,477	(196,520)	1,072,722	(152,364)	5,691,199	(348,884)
Residential mortgage backed securities	145,613	(2,638)	22,689	(1,487)	168,302	(4,125)
Commercial mortgage backed securities	2,141,560	(37,150)	2,090,835	(97,676)	4,232,395	(134,826)
Other asset backed securities	4,073,249	(252,265)	271,994	(17,969)	4,345,243	(270,234)
	$19,341,518	$(803,628)	$6,619,197	$(547,459)	$25,960,715	$(1,351,087)

The unrealized losses at June 30, 2019 are principally related to timing of the purchases of these securities, which carry less yield than those available at June 30, 2019. Approximately 73% and 87% of the unrealized losses on fixed maturity securities shown in the above table for June 30, 2019 and December 31, 2018, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
Because we did not have the intent to sell fixed maturity securities with unrealized losses and it was not more likely than not that we would be required to sell these securities prior to recovery of the amortized cost, which may be maturity, we did not consider these investments to be other than temporarily impaired as of June 30, 2019 and December 31, 2018.

Changes in net unrealized gains/losses on investments for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$—	$(1,445)	$—	$(8,466)
Investments carried at fair value:
Fixed maturity securities, available for sale	$1,383,290	$(594,906)	$2,900,810	$(1,810,601)
	1,383,290	(594,906)	2,900,810	(1,810,601)
Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(704,445)	316,964	(1,505,346)	960,287
Deferred income tax asset/liability	(142,558)	58,366	(293,048)	178,567
	(847,003)	375,330	(1,798,394)	1,138,854
Change in net unrealized gains/losses on investments carried at fair value	$536,287	$(219,576)	$1,102,416	$(671,747)

Proceeds from sales of available for sale securities for the six months ended June 30, 2019 and 2018 were $359.3 million and $1.7 billion, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the six months ended June 30, 2019 and 2018 were $500.5 million and $635.2 million, respectively.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized losses on investments, excluding net OTTI losses for the three and six months ended June 30, 2019 and 2018, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$5,255	$958	$6,426	$2,340
Gross realized losses	(2,287)	(39,633)	(4,081)	(41,735)
	2,968	(38,675)	2,345	(39,395)
Other investments:
Gross realized gains	7,296	—	7,296	—
Gross realized losses	(14,446)	—	(14,446)	—
	(7,150)	—	(7,150)	—
Mortgage loans on real estate:
Decrease in allowance for credit losses	350	170	410	470
Recovery of specific allowance	—	—	—	722
Gain on sale of mortgage loans	—	124	—	124
	350	294	410	1,316
	$(3,832)	$(38,381)	$(4,395)	$(38,079)

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

The following table summarizes other than temporary impairments for the three and six months ended June 30, 2019 and 2018, by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized in (from) Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Three months ended June 30, 2019
Fixed maturity securities, available for sale:
Residential mortgage backed securities	2	$—	$(215)	$(215)
Commercial mortgage backed securities	1	(349)	—	(349)
Other asset backed securities	1	(649)	—	(649)
	4	$(998)	$(215)	$(1,213)

Three months ended June 30, 2018
Fixed maturity securities, available for sale:
Residential mortgage backed securities	3	$(63)	$(295)	$(358)
Other asset backed securities	1	(682)	(1,356)	(2,038)
	4	$(745)	$(1,651)	$(2,396)

Six months ended June 30, 2019
Fixed maturity securities, available for sale:
Residential mortgage backed securities	2	$—	$(215)	$(215)
Commercial mortgage backed securities	1	(349)	—	(349)
Other asset backed securities	1	(649)	—	(649)
	4	$(998)	$(215)	$(1,213)

Six months ended June 30, 2018
Fixed maturity securities, available for sale:
Corporate securities:
Consumer discretionary	1	$(907)	$—	$(907)
Residential mortgage backed securities	3	(63)	(295)	(358)
Other asset backed securities	1	(682)	(1,356)	(2,038)
	5	$(1,652)	$(1,651)	$(3,303)
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(175,398)	$(154,073)	$(175,398)	$(157,066)
Additions for the amount related to credit losses for which OTTI has not previously been recognized	(998)	(745)	(998)	(1,652)
Additional credit losses on securities for which OTTI has previously been recognized	(215)	(1,651)	(215)	(1,651)
Accumulated losses on securities that were disposed of during the period	10,960	—	10,960	3,900
Cumulative credit loss at end of period	$(165,651)	$(156,469)	$(165,651)	$(156,469)

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security, for securities that are part of our investment portfolio at June 30, 2019 and December 31, 2018:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income (Loss)	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
June 30, 2019
Fixed maturity securities, available for sale:
Corporate securities	$28,669	$(3,700)	$10,783	$35,752
Residential mortgage backed securities	226,789	(167,631)	198,330	257,488
Commercial mortgage backed securities	12,821	—	256	13,077
Other asset backed securities	977	—	—	977
	$269,256	$(171,331)	$209,369	$307,294
December 31, 2018
Fixed maturity securities, available for sale:
Corporate securities	$69,580	$(3,700)	$6,195	$72,075
Residential mortgage backed securities	245,691	(167,846)	199,191	277,036
Commercial mortgage backed securities	35,244	—	—	35,244
Other asset backed securities	1,692	—	326	2,018
	$352,207	$(171,546)	$205,712	$386,373

4. Mortgage Loans on Real Estate
Our mortgage loan portfolio is summarized in the following table. There were commitments outstanding of $90.1 million at June 30, 2019.

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Principal outstanding	$3,092,558	$2,952,464
Loan loss allowance	(7,829)	(8,239)
Deferred prepayment fees	(1,054)	(1,134)
Carrying value	$3,083,675	$2,943,091

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

	June 30, 2019		December 31, 2018
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$586,068	19.0%	$586,773	19.9%
Middle Atlantic	210,993	6.8%	168,969	5.7%
Mountain	374,429	12.1%	357,642	12.1%
New England	9,286	0.3%	9,418	0.3%
Pacific	560,882	18.1%	521,363	17.7%
South Atlantic	704,523	22.8%	694,599	23.5%
West North Central	282,706	9.1%	291,890	9.9%
West South Central	363,671	11.8%	321,810	10.9%
	$3,092,558	100.0%	$2,952,464	100.0%
Property type distribution
Office	$243,948	7.9%	$268,932	9.1%
Medical Office	31,402	1.0%	33,467	1.1%
Retail	1,126,770	36.4%	1,091,627	37.0%
Industrial/Warehouse	856,481	27.7%	762,887	25.8%
Apartment	633,492	20.5%	600,638	20.3%
Agricultural	39,226	1.3%	25,000	0.9%
Mixed use/other	161,239	5.2%	169,913	5.8%
	$3,092,558	100.0%	$2,952,464	100.0%

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

The following table presents a rollforward of our specific and general valuation allowances for mortgage loans on real estate:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(229)	$(7,950)	$(696)	$(5,800)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Change in provision for credit losses	—	350	—	170
Ending allowance balance	$(229)	$(7,600)	$(696)	$(5,630)

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(229)	$(8,010)	$(1,418)	$(6,100)
Charge-offs	—	—	—	—
Recoveries	—	—	722	—
Change in provision for credit losses	—	410	—	470
Ending allowance balance	$(229)	$(7,600)	$(696)	$(5,630)

The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Individually evaluated for impairment	$1,241	$1,253
Collectively evaluated for impairment	3,091,317	2,951,211
Total loans evaluated for impairment	$3,092,558	$2,952,464

Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the mortgage loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of Other investments and the mortgage loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. Recoveries are situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance). We did not own any real estate during the three and six months ended June 30, 2019 and 2018.
We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Credit Exposure - By Payment Activity
Performing	$3,092,558	$2,952,464
In workout	—	—
Collateral dependent	—	—
	$3,092,558	$2,952,464

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
Mortgage loans are considered delinquent when they become 60 days or more past due. In general, when loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. There were no loans in non-accrual status at June 30, 2019 and December 31, 2018, respectively.
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
Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
June 30, 2019	$—	$—	$—	$—	$3,092,558	$—	$3,092,558
December 31, 2018	$—	$—	$—	$—	$2,952,464	$—	$2,952,464

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
June 30, 2019
Mortgage loans with an allowance	$1,012	$1,241	$(229)
Mortgage loans with no related allowance	—	—	—
	$1,012	$1,241	$(229)
December 31, 2018
Mortgage loans with an allowance	$1,024	$1,253	$(229)
Mortgage loans with no related allowance	—	—	—
	$1,024	$1,253	$(229)

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Three months ended June 30, 2019
Mortgage loans with an allowance	$1,015	$17
Mortgage loans with no related allowance	—	—
	$1,015	$17
Three months ended June 30, 2018
Mortgage loans with an allowance	$2,473	$49
Mortgage loans with no related allowance	1,374	20
	$3,847	$69
Six months ended June 30, 2019
Mortgage loans with an allowance	$1,018	$34
Mortgage loans with no related allowance	—	—
	$1,018	$34
Six months ended June 30, 2018
Mortgage loans with an allowance	$2,491	$99
Mortgage loans with no related allowance	1,395	41
	$3,886	$140

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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. There were no mortgage loans on commercial real estate that we determined to be a TDR at June 30, 2019 and December 31, 2018.

5. Derivative Instruments
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$888,208	$205,149
Other assets
Interest rate caps	59	597
Interest rate swap	—	354
	$888,267	$206,100
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives, net	$9,281,117	$8,165,405
Other liabilities
Interest rate swap	881	—
	$9,281,998	$8,165,405

The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$76,942	$131,672	$462,108	$(320,926)
Interest rate swap	(688)	360	(1,056)	1,400
Interest rate caps	(209)	173	(538)	648
	$76,045	$132,205	$460,514	$(318,878)
Change in fair value of embedded derivatives:
Fixed index annuities - embedded derivatives	$204,590	$(288,900)	$857,232	$(1,394,923)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	122,972	186,951	236,653	425,742
	$327,562	$(101,949)	$1,093,885	$(969,181)

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
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			June 30, 2019		December 31, 2018
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa2	$4,746,939	$65,234	$6,518,808	$6,704
Barclays	A	A2	3,676,868	112,900	2,301,414	27,032
Canadian Imperial Bank of Commerce	A+	Aa2	4,425,609	108,664	4,856,150	29,313
Citibank, N.A.	A+	Aa3	4,334,274	86,699	4,792,208	27,239
Credit Suisse	A+	A1	3,245,604	52,975	2,877,916	12,887
J.P. Morgan	A+	Aa2	4,523,782	88,479	3,701,964	17,564
Morgan Stanley	A+	A1	2,722,332	20,570	3,560,044	1,561
Royal Bank of Canada	AA-	A2	2,324,001	66,682	1,871,305	14,011
Societe Generale	A	A1	3,813,118	112,213	2,343,165	21,681
SunTrust	A-	Baa1	1,946,818	49,216	1,755,030	12,047
Wells Fargo	A+	Aa2	4,118,239	120,212	4,618,569	33,398
Exchange traded			200,181	4,364	224,204	1,712
			$40,077,765	$888,208	$39,420,777	$205,149

As of June 30, 2019 and December 31, 2018, we held $0.8 billion and $0.2 billion, respectively, of cash and cash equivalents and other investments from counterparties for derivative collateral, which is included in Other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $51.3 million and $16.1 million at June 30, 2019 and December 31, 2018, respectively.
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
Details regarding the interest rate swap are as follows:

	Notional		Pay		June 30, 2019	December 31, 2018
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	LIBOR	2.415%	SunTrust	$(881)	$354

Details regarding the interest rate caps are as follows:

	Notional		Cap		June 30, 2019	December 31, 2018
Maturity Date	Amount	Floating Rate	Rate	Counterparty	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	LIBOR	2.50%	SunTrust	$29	$302
July 8, 2021	12,000	LIBOR	2.50%	SunTrust	9	91
July 29, 2021	27,000	LIBOR	2.50%	SunTrust	21	204
	$79,000				$59	$597

The interest rate swap converts floating rates to fixed rates until March 2021. The interest rate caps cap our interest rates until July 2021. As of June 30, 2019, we deposited $0.7 million of collateral with the counterparty to the swap.
6. Notes Payable and Amounts Due Under Repurchase Agreements
Notes payable includes the following:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Senior notes due 2027
Principal	$500,000	$500,000
Unamortized debt issue costs	(4,858)	(5,102)
Unamortized discount	(292)	(307)
	$494,850	$494,591

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
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $20.4 million and $54.6 million during the three and six months ended June 30, 2019, respectively, compared to $111.4 million and $59.8 million for the same periods in 2018. The maximum amount borrowed was $243.6 million and $544.1 million during the six months ended June 30, 2019 and June 30, 2018, respectively. The weighted average interest rate on amounts due under repurchase agreements was 4.62% and 3.04% for the three and six months ended June 30, 2019, respectively, compared to 1.74% for both the same periods in 2018.
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
In addition to our commitments to fund mortgage loans, we have unfunded commitments at June 30, 2019 to limited partnerships of $33.0 million and to fixed maturity securities of $122.5 million.

8. Earnings (Loss) Per Share
The following table sets forth the computation of earnings (loss) per common share and earnings (loss) per common share - assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) - numerator for earnings (loss) per common share	$18,590	$93,903	$(11,420)	$234,865

Denominator:
Weighted average common shares outstanding	91,103,151	90,326,747	90,993,810	90,172,812
Effect of dilutive securities:
Stock options and deferred compensation agreements	333,780	696,007	394,390	773,149
Restricted stock and restricted stock units	348,292	248,094	376,898	259,992
Denominator for earnings (loss) per common share - assuming dilution	91,785,223	91,270,848	91,765,098	91,205,953

Earnings (loss) per common share	$0.20	$1.04	$(0.13)	$2.60
Earnings (loss) per common share - assuming dilution	$0.20	$1.03	$(0.13)	$2.58

There were no options to purchase shares of our common stock outstanding excluded from the computation of diluted earnings (loss) per share during the three and six months ended June 30, 2019 or 2018, as the exercise price of all options outstanding was less than the average market price of our common shares for those periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at June 30, 2019, and the unaudited consolidated results of operations for the three and six month periods ended June 30, 2019 and 2018, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Our profitability depends in large part upon:

•	the amount of assets under our management,

•	investment spreads we earn on our policyholder account balances,

•	our ability to manage our investment portfolio to maximize returns and minimize risks such as interest rate changes and defaults or impairment of investments,

•	our ability to appropriately price for lifetime income benefit riders offered on certain of our fixed rate and fixed index annuity policies,

•	our ability to manage interest rates credited to policyholders and costs of the options purchased to fund the annual index credits on our fixed index annuities,

•	our ability to manage the costs of acquiring new business (principally commissions paid to agents and distribution partners and bonuses credited to policyholders),

•	our ability to manage our operating expenses, and

•	income taxes.

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average yield on invested assets	4.51%	4.47%	4.49%	4.42%
Aggregate cost of money	1.88%	1.83%	1.89%	1.82%
Aggregate investment spread	2.63%	2.64%	2.60%	2.60%

Impact of:
Investment yield - additional prepayment income	0.04%	0.07%	0.03%	0.06%
Cost of money benefit from over hedging	0.04%	0.06%	0.03%	0.04%
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
We continue to be in the midst of an unprecedented period of low interest rates and low yields for investments with the credit quality we prefer which presents a strong headwind to achieving our target rate for investment spread. In response, we have been reducing policyholder crediting rates for new annuities and existing annuities since the fourth quarter of 2011. We continue to have flexibility to reduce our crediting rates if necessary and could decrease our cost of money by approximately 58 basis points if we reduce current rates to guaranteed minimums. In addition, starting in 2017 we began to invest in asset classes that were not traditionally in our portfolio, focusing on investments with less liquidity that provide higher yields and have a track record of positive credit performance. We are looking to improve our investment yield through the opportunistic replacement of lower yielding securities with higher yielding securities. During 2018 we sold $2.1 billion in book value of lower yielding securities for a yield pickup of approximately 170 basis points on these investments. While we anticipated pursuing additional portfolio realignment opportunities in 2019, market conditions have not been conducive and the execution of any realignment transactions during 2019 is unlikely. Investment yields on fixed income securities purchased and commercial mortgage loans funded in 2019 decreased compared to 2018 due to a general decline in interest rates and credit spreads tightening.
Life insurance companies are subject to the NAIC risk-based capital ("RBC") requirements which are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Rating agencies utilize a form of RBC to partially determine capital strength of insurance companies. Our RBC ratio at December 31, 2018 was 360%, and our estimated RBC ratio at June 30, 2019 was 369%.

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018
Annuity deposits by product type collected during the three and six months ended June 30, 2019 and 2018, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
American Equity Investment Life Insurance Company:
Fixed index annuities	$1,211,004	$952,675	$2,238,662	$1,786,025
Annual reset fixed rate annuities	3,614	15,455	7,062	31,672
Multi-year fixed rate annuities	566	888	714	2,889
Single premium immediate annuities	1,747	5,313	3,815	15,943
	1,216,931	974,331	2,250,253	1,836,529
Eagle Life Insurance Company:
Fixed index annuities	235,558	173,119	413,038	333,683
Annual reset fixed rate annuities	66	348	193	621
Multi-year fixed rate annuities	47,004	53,419	72,572	61,443
	282,628	226,886	485,803	395,747
Consolidated:
Fixed index annuities	1,446,562	1,125,794	2,651,700	2,119,708
Annual reset fixed rate annuities	3,680	15,803	7,255	32,293
Multi-year fixed rate annuities	47,570	54,307	73,286	64,332
Single premium immediate annuities	1,747	5,313	3,815	15,943
Total before coinsurance ceded	1,499,559	1,201,217	2,736,056	2,232,276
Coinsurance ceded	72,487	129,047	126,551	218,742
Net after coinsurance ceded	$1,427,072	$1,072,170	$2,609,505	$2,013,534
Annuity deposits before and after coinsurance ceded increased 25% and 33%, respectively, during the second quarter of 2019 compared to the same period in 2018, and increased 23% and 30%, respectively, during the six months ended June 30, 2019 compared to the same period in 2018. The increases in sales for the three and six months ended June 30, 2019 compared to the same periods in 2018 were primarily attributable to the launch of new products during 2018 and improvements in our competitive position in the accumulation and guaranteed income markets. These factors were partially mitigated by continued competitive pressures within each of our distribution channels. We continue to face a challenging environment for sales of fixed index annuities due to a highly competitive market.
We coinsure 80% of the annuity deposits received from multi-year rate guaranteed annuities and 20% of certain fixed index annuities sold by Eagle Life Insurance Company ("Eagle Life") through broker/dealers and banks. The decreases in coinsurance ceded premiums were attributable to a decrease in the coinsurance percentage for fixed index annuities sold by Eagle Life from 50% for the six months ended June 30, 2018 to 20% for the six months ended June 30, 2019.
Net income (loss) decreased to $18.6 million in the second quarter of 2019 and to $(11.4) million for the six months ended June 30, 2019 compared to $93.9 million and $234.9 million for the same periods in 2018.
Net income, in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 5% to $52.0 billion for the second quarter of 2019 and 5% to $51.7 billion for the six months ended June 30, 2019, compared to $49.5 billion and $49.2 billion for the same periods in 2018. Our investment spread measured in dollars was $322.4 million for the second quarter of 2019 and $631.3 million for the six months ended June 30, 2019 compared to $301.3 million and $584.9 million for the same periods in 2018. As previously mentioned, our investment spread has been positively impacted by our opportunistic replacement of lower yielding securities with higher yielding securities during 2018, however yields in general continue to be negatively impacted by the extended low interest rate environment (see Net investment income).
Net income (loss) is also impacted by the change in fair value of derivatives and embedded derivatives which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income (loss) for the three and six months ended June 30, 2019 was negatively impacted by decreases in the discount rates used to estimate the fair value of our embedded derivative liabilities, the impact of which was partially offset by decreases in amortization of deferred policy acquisition costs and deferred sales inducements related to the change in fair value of derivatives and embedded derivatives. Net income for the three and six months ended June 30, 2018 was positively impacted by increases in the discount rates used to estimate our embedded derivative liabilities, the impact of which was partially offset by increases in amortization of deferred policy acquisition costs and deferred sales inducements related to the change in fair value of derivatives and embedded derivatives (see Change in fair value of derivatives, Change in fair value of embedded derivatives, Amortization of deferred sales inducements and Amortization of deferred policy acquisition costs).

Non-GAAP operating income, a non-GAAP financial measure, increased to $99.6 million in the second quarter of 2019 and to $189.0 million for the six months ended June 30, 2019 compared to $86.6 million and $164.3 million for the same periods in 2018.
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
The adjustments made to net income (loss) to arrive at non-GAAP operating income for the three and six months ended June 30, 2019 and 2018 are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Reconciliation from net income (loss) to non-GAAP operating income:
Net income (loss)	$18,590	$93,903	$(11,420)	$234,865
Adjustments to arrive at non-GAAP operating income:
Net realized investment losses, including OTTI	2,625	25,624	2,930	25,647
Change in fair value of derivatives and embedded derivatives - fixed index annuities	99,868	(30,094)	250,812	(108,912)
Change in fair value of derivatives - debt	854	(739)	1,490	(2,571)
Income taxes	(22,346)	(2,046)	(54,819)	15,313
Non-GAAP operating income	$99,591	$86,648	$188,993	$164,342
The amounts disclosed in the reconciliation above are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs where applicable.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 10% to $60.7 million in the second quarter of 2019 and 8% to $113.7 million for the six months ended June 30, 2019 compared to $55.0 million and $105.7 million for the same periods in 2018. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Surrender charges	$19,480	$16,520	$35,936	$32,802
Lifetime income benefit riders (LIBR) fees	41,220	38,486	77,730	72,927
	$60,700	$55,006	$113,666	$105,729

Withdrawals from annuity policies subject to surrender charges	$167,744	$136,599	$309,844	$266,595
Average surrender charge collected on withdrawals subject to surrender charges	11.6%	12.1%	11.6%	12.3%

Fund values on policies subject to LIBR fees	$5,720,854	$5,485,450	$10,690,568	$10,267,249
Weighted average per policy LIBR fee	0.72%	0.70%	0.73%	0.71%

The increases in annuity product charges were attributable to increases in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee as compared to prior periods and to increases in surrender charges due to increases in withdrawals from annuity policies subject to surrender charges due to a larger volume of business in force and policyholder behavior, which were partially offset by lower average surrender charges collected on those withdrawals. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders.
Net investment income increased 7% to $570.6 million in the second quarter of 2019 and 8% to $1.1 billion for the six months ended June 30, 2019 compared to $533.3 million and $1.0 billion for the same periods in 2018. The increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 6% to $50.7 billion for the second quarter of 2019 and 6% to $50.3 billion for the six months ended June 30, 2019 compared to $47.8 billion and $47.3 billion for the same periods in 2018.
The average yield earned on average invested assets was 4.51% for the second quarter of 2019 and 4.49% for the six months ended June 30, 2019 compared to 4.47% and 4.42% for the same periods in 2018. The increases in average yield earned for the three and six months ended June 30, 2019 compared to the same period in 2018 was primarily attributable to investment of new premiums and portfolio cash flows during 2019 and 2018 at rates above the overall portfolio yield, our opportunistic replacement of lower yielding securities with higher yielding securities throughout 2018 as previously discussed and increases in investment income on our floating rate investment securities due to an increase in the benchmark rates associated with these investments. The average yield on fixed income securities purchased and commercial mortgage loans funded during the three and six months ended June 30, 2019 was 4.42% and 4.52%, respectively, compared to 4.77% and 4.61% for the same periods in 2018.
Change in fair value of derivatives consists of call options purchased to fund annual index credits on fixed index annuities, and an interest rate swap and interest rate caps that hedge our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$(42,483)	$178,530	$(166,163)	$470,506
Change in unrealized gains/losses	119,425	(46,858)	628,271	(791,432)
Interest rate swap	(688)	360	(1,056)	1,400
Interest rate caps	(209)	173	(538)	648
	$76,045	$132,205	$460,514	$(318,878)
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based which impacts the fair values and changes in the fair values of those call options between periods. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
S&P 500 Index
Point-to-point strategy	0.0% - 7.0%	1.0% - 7.8%	0.0% - 7.0%	1.0% - 12.6%
Monthly average strategy	0.0% - 6.9%	0.8% - 8.0%	0.0% - 6.9%	0.6% - 8.0%
Monthly point-to-point strategy	0.0% - 4.3%	0.0% - 10.3%	0.0% - 4.3%	0.0% - 17.5%
Fixed income (bond index) strategies	0.0% - 10.0%	0.0% - 5.1%	0.0% - 10.0%	0.0% - 5.1%
The change in fair value of derivatives is also influenced by the aggregate cost of options purchased. The aggregate cost of options has increased primarily due to an increased amount of fixed index annuities in force as well as an increase in the cost of options for certain index strategies experienced during 2018. The average cost of options for the three and six months ended June 30, 2019 was below the weighted average cost of options for 2018. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2018.
Net realized gains (losses) on investments, excluding OTTI losses include gains and losses on the sale of securities and other investments and impairment losses on mortgage loans on real estate which fluctuate from year to year due to changes in the interest rate and economic environment and the timing of the sale of investments, as well as gains (losses) recognized on real estate owned due to any sales and impairments on long-lived assets. See Note 3 to our unaudited consolidated financial statements for a detailed presentation of the types of investments that generated the gains (losses) and Financial Condition - Investments and Note 4 to our unaudited consolidated financial statements for discussion of allowance for credit losses recognized on mortgage loans on real estate.

Net OTTI losses recognized in operations were $1.2 million for the three and six months ended June 30, 2019 compared to $2.4 million and $3.3 million for the same periods in 2018. See Financial Condition - Other Than Temporary Impairments for additional discussion of other than temporary impairments recognized during the periods presented.
Interest sensitive and index product benefits decreased 41% to $251.1 million in the second quarter of 2019 and decreased 59% to $387.8 million for the six months ended June 30, 2019 compared to $428.0 million and $942.0 million for the same periods in 2018. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Index credits on index policies	$161,752	$334,605	$217,677	$758,545
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	52,186	54,508	101,404	111,278
Lifetime income benefit riders	37,165	38,838	68,696	72,223
	$251,103	$427,951	$387,777	$942,046
The decreases in index credits were attributable to changes in the level of appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $166.4 million and $224.9 million for the three and six months ended June 30, 2019, compared to $341.6 million and $767.2 million for the same periods in 2018. The decreases in interest credited were due to decreases in the amount of annuity liabilities outstanding receiving a fixed rate of interest and decreases in the average rate credited to the annuity liabilities outstanding receiving a fixed rate of interest.
The liability (net of coinsurance ceded) for lifetime income benefit riders was $876.9 million and $808.2 million at June 30, 2019 and December 31, 2018, respectively.
Amortization of deferred sales inducements, in general, has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 79% and 82% of our net annuity account values at June 30, 2019 and June 30, 2018, respectively. The increases in amortization from these factors have been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$68,886	$68,224	$137,689	$135,435
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(48,034)	16,395	(83,421)	49,851
Net realized gains (losses) on investments and net OTTI losses recognized in operations	(1,067)	(6,507)	(1,174)	(6,751)
Amortization of deferred sales inducements after gross profit adjustments	$19,785	$78,112	$53,094	$178,535
Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives (see Note 5 to our unaudited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Fixed index annuities - embedded derivatives	$204,590	$(288,900)	$857,232	$(1,394,923)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	122,972	186,951	236,653	425,742
	$327,562	$(101,949)	$1,093,885	$(969,181)

The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in the discount rates used in estimating our embedded derivative liabilities; and (iii) the growth in the host component of the policy liability. The amounts presented as "Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting" represent the total change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date, less the change in fair value of our fixed index annuities embedded derivative. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2018.
The primary reasons for the increases in the change in fair value of the fixed index annuity embedded derivatives during the three and six months ended June 30, 2019 were increases in the expected index credits on the next policy anniversary dates resulting from increases in the fair value of the call options acquired to fund these index credits during the three and six months ended June 30, 2019 as compared to decreases in the expected index credits on the next policy anniversary dates resulting from decreases in the fair value of the call options acquired to fund these index credits during the three and six months ended June 30, 2018 and decreases in the discount rates for the three and six months ended June 30, 2019 as compared to increases in the discount rates for the same periods of 2018. The discount rates used in estimating our embedded derivative liabilities fluctuate based on changes in the general level of interest rates and credit spreads.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$101,444	$97,715	$201,515	$193,155
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(70,144)	25,980	(124,933)	71,517
Net realized gains (losses) on investments and net OTTI losses recognized in operations	(1,354)	(8,646)	(1,504)	(8,984)
Amortization of deferred policy acquisition costs after gross profit adjustments	$29,946	$115,049	$75,078	$255,688
Other operating costs and expenses increased 15% to $37.4 million in the second quarter of 2019 and 20% to $76.4 million for the six months ended June 30, 2019 compared to $32.5 million and $63.8 million for the same periods in 2018 and are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Salary and benefits	$20,874	$17,547	$41,093	$33,934
Risk charges	9,322	7,857	18,031	15,536
Other	7,230	7,136	17,281	14,310
Total other operating costs and expenses	$37,426	$32,540	$76,405	$63,780
Salary and benefits for the three and six months ended June 30, 2019 reflect increases of $0.7 million and $2.6 million, respectively, due to an increased number of employees related to our growth and increases of $2.1 million and $3.6 million, respectively, for expense recognized under our equity and cash incentive compensation programs ("incentive compensation programs"). The increases in expenses related to our incentive compensation programs were primarily due to increases in the expected payouts due to a larger number of employees participating in the programs and higher potential payouts for certain employees participating in the programs.
The increases in reinsurance risk charges expense for the three and six months ended June 30, 2019 compared to the same periods in 2018 were due to increases in the amount of excess regulatory reserves ceded to an unaffiliated reinsurer pursuant to a reinsurance agreement as a result of the replacement of the previous agreement with a new agreement effective April 1, 2019. The impact from increasing the amount of excess regulatory reserves ceded was partially offset by a lower risk charge percentage in the new agreement. The excess regulatory reserves ceded at June 30, 2019 and 2018 were $1,050.9 million and $772.0 million, respectively.

Other expenses increased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily as a result of increases in consulting and professional services fees, increases in depreciation and maintenance expenses primarily related to software and hardware assets and increases in licensing fees which are based on the level of policyholder funds under management allocated to index strategies.
Income tax expense (benefit) was $4.6 million in the second quarter of 2019 and $(4.8) million for the six months ended June 30, 2019 compared to $20.3 million and $57.0 million for the same periods in 2018. The changes in income tax expense were primarily due to changes in income (loss) before income taxes. The effective income tax rates for the three and six months ended June 30, 2019 were 19.9% and 29.8%, respectively, and 17.8% and 19.5% for the same periods in 2018, respectively.
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
The effective income tax rate was impacted by a discrete tax item related to share-based compensation that provided a tax benefit for the three and six months ended June 30, 2019 of approximately $0.3 million and $1.4 million, respectively, and $0.8 million and $2.4 million for the same periods in 2018, respectively. The effective income tax rates excluding the impact of this discrete item were 21.3% and 21.4%, respectively, for the three and six months ended June 30, 2019 and 18.5% and 20.4% for the same periods in 2018, respectively. The effective income tax rate for the three and six months ended June 30, 2018 benefited from the impact of capital losses being carried back to periods in which a 35% statutory tax rate was in effect.

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
The composition of our investment portfolio is summarized as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$12,023	0.1%	$11,652	—%
United States Government sponsored agencies	1,214,609	2.2%	1,138,529	2.3%
United States municipalities, states and territories	4,299,962	7.8%	4,126,267	8.3%
Foreign government obligations	233,095	0.4%	230,274	0.5%
Corporate securities	31,312,263	57.2%	28,371,514	57.4%
Residential mortgage backed securities	1,338,946	2.4%	1,202,159	2.4%
Commercial mortgage backed securities	5,673,990	10.4%	5,379,003	10.9%
Other asset backed securities	6,086,415	11.1%	5,464,329	11.1%
Total fixed maturity securities	50,171,303	91.6%	45,923,727	92.9%
Mortgage loans on real estate	3,083,675	5.6%	2,943,091	6.0%
Derivative instruments	888,208	1.6%	205,149	0.4%
Other investments	642,219	1.2%	355,531	0.7%
	$54,785,405	100.0%	$49,427,498	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	June 30, 2019		December 31, 2018
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$29,650,285	59.1%	$27,052,481	58.9%
Baa	19,089,841	38.0%	17,265,590	37.6%
Total investment grade	48,740,126	97.1%	44,318,071	96.5%
Ba	1,089,291	2.2%	1,191,772	2.6%
B	140,148	0.3%	139,313	0.3%
Caa	99,000	0.2%	122,717	0.3%
Ca and lower	102,738	0.2%	151,854	0.3%
Total below investment grade	1,431,177	2.9%	1,605,656	3.5%
	$50,171,303	100.0%	$45,923,727	100.0%

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
A summary of our fixed maturity securities by NAIC designation is as follows:

	June 30, 2019				December 31, 2018
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$27,355,251	$29,363,924	$29,363,924	58.5%	$26,588,352	$26,921,843	$26,921,843	58.6%
2	18,674,100	19,421,029	19,421,029	38.7%	17,901,161	17,528,072	17,528,072	38.2%
3	1,250,071	1,213,115	1,213,115	2.4%	1,396,650	1,269,242	1,269,242	2.8%
4	193,004	166,568	166,568	0.4%	173,987	137,991	137,991	0.3%
5	—	—	—	—%	23,836	19,453	19,453	—%
6	5,530	6,667	6,667	—%	47,204	47,126	47,126	0.1%
	$47,477,956	$50,171,303	$50,171,303	100.0%	$46,131,190	$45,923,727	$45,923,727	100.0%
The amortized cost and fair value of fixed maturity securities at June 30, 2019, by contractual maturity, are presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
June 30, 2019
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	$507	$(1)	$506
United States Government sponsored agencies	15	990,541	(16,335)	974,206
United States municipalities, states and territories	6	48,235	(552)	47,683
Foreign government obligations	2	24,222	(747)	23,475
Corporate securities:
Finance, insurance and real estate	36	513,559	(13,652)	499,907
Manufacturing, construction and mining	49	429,357	(13,427)	415,930
Utilities and related sectors	45	480,032	(14,288)	465,744
Wholesale/retail trade	21	213,099	(16,183)	196,916
Services, media and other	116	1,246,767	(80,615)	1,166,152
Residential mortgage backed securities	19	85,977	(1,482)	84,495
Commercial mortgage backed securities	94	716,212	(12,324)	703,888
Other asset backed securities	609	4,089,629	(133,047)	3,956,582
	1,013	$8,838,137	$(302,653)	$8,535,484

December 31, 2018
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$8,650	$(322)	$8,328
United States Government sponsored agencies	23	1,066,544	(83,034)	983,510
United States municipalities, states and territories	136	518,758	(15,658)	503,100
Foreign government obligations	6	114,529	(4,159)	110,370
Corporate securities:
Finance, insurance and real estate	286	3,551,237	(164,727)	3,386,510
Manufacturing, construction and mining	231	2,515,204	(119,607)	2,395,597
Utilities and related sectors	273	3,032,710	(127,957)	2,904,753
Wholesale/retail trade	103	1,308,962	(77,554)	1,231,408
Services, media and other	529	6,040,083	(348,884)	5,691,199
Residential mortgage backed securities	33	172,427	(4,125)	168,302
Commercial mortgage backed securities	487	4,367,221	(134,826)	4,232,395
Other asset backed securities	604	4,615,477	(270,234)	4,345,243
	2,715	$27,311,802	$(1,351,087)	$25,960,715
The decrease in unrealized losses from December 31, 2018 to June 30, 2019 was primarily due to a decrease in interest rates and tightening credit spreads during the six months ended June 30, 2019. The 10-year U.S. Treasury yields at June 30, 2019 and December 31, 2018 were 2.00% and 2.69%, respectively. The 30-year U.S. Treasury yields at June 30, 2019 and December 31, 2018 were 2.52% and 3.02%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
June 30, 2019
1	$3,908,327	45.8%	$(73,087)	24.1%
2	3,729,821	43.7%	(147,295)	48.7%
3	757,561	8.9%	(48,879)	16.1%
4	138,484	1.6%	(33,142)	11.0%
5	—	—%	—	—%
6	1,291	—%	(250)	0.1%
	$8,535,484	100.0%	$(302,653)	100.0%
December 31, 2018
1	$13,302,253	51.2%	$(552,455)	40.9%
2	11,301,715	43.5%	(622,053)	46.0%
3	1,170,941	4.5%	(129,441)	9.6%
4	127,222	0.5%	(40,927)	3.0%
5	19,453	0.1%	(4,383)	0.3%
6	39,131	0.2%	(1,828)	0.2%
	$25,960,715	100.0%	$(1,351,087)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 1,013 and 2,715 securities, respectively) have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018, along with a description of the factors causing the unrealized losses is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

The amortized cost and fair value of fixed maturity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
June 30, 2019
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	112	$809,962	$795,702	$(14,260)
Six months or more and less than twelve months	261	1,866,146	1,817,036	(49,110)
Twelve months or greater	493	5,210,046	5,052,805	(157,241)
Total investment grade	866	7,886,154	7,665,543	(220,611)
Below investment grade:
Less than six months	21	70,516	68,516	(2,000)
Six months or more and less than twelve months	51	258,999	243,735	(15,264)
Twelve months or greater	75	622,468	557,690	(64,778)
Total below investment grade	147	951,983	869,941	(82,042)
	1,013	$8,838,137	$8,535,484	$(302,653)

December 31, 2018
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	770	$6,986,778	$6,777,338	$(209,440)
Six months or more and less than twelve months	1,184	12,208,435	11,692,145	(516,290)
Twelve months or greater	606	6,639,807	6,186,550	(453,257)
Total investment grade	2,560	25,835,020	24,656,033	(1,178,987)
Below investment grade:
Less than six months	59	578,858	533,979	(44,879)
Six months or more and less than twelve months	44	371,075	338,056	(33,019)
Twelve months or greater	52	526,849	432,647	(94,202)
Total below investment grade	155	1,476,782	1,304,682	(172,100)
	2,715	$27,311,802	$25,960,715	$(1,351,087)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
June 30, 2019
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	1	39,667	32,245	(7,422)
Twelve months or greater	—	—	—	—
Total investment grade	1	39,667	32,245	(7,422)
Below investment grade:
Less than six months	2	25,211	19,410	(5,801)
Six months or more and less than twelve months	2	25,170	18,021	(7,149)
Twelve months or greater	3	45,565	27,648	(17,917)
Total below investment grade	7	95,946	65,079	(30,867)
	8	$135,613	$97,324	$(38,289)

December 31, 2018
Investment grade:
Less than six months	5	$103,637	$78,378	$(25,259)
Six months or more and less than twelve months	1	20,189	15,225	(4,964)
Twelve months or greater	—	—	—	—
Total investment grade	6	123,826	93,603	(30,223)
Below investment grade:
Less than six months	13	146,474	108,465	(38,009)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	3	45,594	26,665	(18,929)
Total below investment grade	16	192,068	135,130	(56,938)
	22	$315,894	$228,733	$(87,161)

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

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
June 30, 2019
Due in one year or less	$—	$—
Due after one year through five years	281,924	272,395
Due after five years through ten years	975,381	950,556
Due after ten years through twenty years	1,386,495	1,349,203
Due after twenty years	1,302,519	1,218,365
	3,946,319	3,790,519
Residential mortgage backed securities	85,977	84,495
Commercial mortgage backed securities	716,212	703,888
Other asset backed securities	4,089,629	3,956,582
	$8,838,137	$8,535,484

December 31, 2018
Due in one year or less	$31,590	$30,780
Due after one year through five years	2,596,616	2,534,891
Due after five years through ten years	7,196,565	6,907,961
Due after ten years through twenty years	3,247,923	3,056,474
Due after twenty years	5,083,983	4,684,669
	18,156,677	17,214,775
Residential mortgage backed securities	172,427	168,302
Commercial mortgage backed securities	4,367,221	4,232,395
Other asset backed securities	4,615,477	4,345,243
	$27,311,802	$25,960,715
International Exposure
We hold fixed maturity securities with international exposure. As of June 30, 2019, 25% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of our fixed maturity securities with international exposure are denominated in U.S. dollars. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	June 30, 2019
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$251,147	$271,502	0.5%
Asia/Pacific	461,296	494,397	1.0%
Non-GIIPS Europe	3,177,438	3,366,362	6.7%
Latin America	296,728	315,683	0.6%
Non-U.S. North America	1,452,706	1,549,212	3.1%
Australia & New Zealand	1,044,835	1,086,130	2.2%
Other	5,636,391	5,555,221	11.1%
	$12,320,541	$12,638,507	25.2%

(1)
Greece, Ireland, Italy, Portugal and Spain ("GIIPS"). All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

All of the securities presented in the table above are investment grade (NAIC designation of either 1 or 2), except for the following:

	June 30, 2019
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
GIIPS	$14,530	$15,087
Asia/Pacific	11,000	10,350
Non-GIIPS Europe	108,239	105,791
Latin America	59,956	61,725
Non-U.S. North America	50,622	49,895
Other	452,056	420,549
	$696,403	$663,397
Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 20% or greater change in market price relative to its amortized cost and/or a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our residential and commercial mortgage backed securities as we monitor all of our residential and commercial mortgage backed securities on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At June 30, 2019, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Below investment grade
Corporate securities:
Consumer discretionary	5	$52,561	$(6,178)	$46,383	0 - 53	0 - 16
Energy	5	66,817	(15,523)	51,294	0 - 58	0 - 49
Industrials	1	563	(250)	313	1	1
Materials	1	3,990	1,382	5,372	—	—
Other asset backed securities:
Financials	1	977	—	977	—	—
Industrials	1	8,742	(2,648)	6,094	44	7
	14	$133,650	$(23,217)	$110,433

We have determined that the unrealized losses of the securities on the watch list are temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost. Our analysis of these securities and their credit performance at June 30, 2019 is as follows:
Corporate securities:
Consumer discretionary:  The decline in the value of certain of these securities is primarily due to weak operating performance and sales trends. The decrease in sales for certain of these securities related to a domestic based toy manufacturer is attributable to the liquidation of a major toy retailer during the fourth quarter of 2017. While the issuer has seen a decrease in operating performance, it has implemented a plan to reduce costs and stabilize its revenue and is executing on that plan. We have determined that these securities were not other than temporarily impaired due to our evaluation of the operating performance and the creditworthiness of the issuer and the fact that all required payments have been made. The decline in operating performance and sales trends of another of these securities related to a domestic company operating retail chain stores is a result of market deterioration being experienced in many companies within the retail market. We recognized an other than temporary impairment on this issuer during the fourth quarter of 2018 due to our evaluation of the operating performance and the credit worthiness of the issuer. In addition, we included a Brazilian food company whose operating trends have come under pressure due to export challenges, domestic poultry price weakness and a domestic trucking strike. As one of the world's largest food companies, we believe the company remains a viable entity even though operating metrics have declined. We have determined that these securities were not other than temporarily impaired due to our evaluation of their operating performance, asset base and creditworthiness of the borrower.
Energy, Industrials and Materials:  The decline in the value of these securities relates to continued operational pressure due to past declines in certain commodity prices specific to their businesses. The decline in these commodity prices creates financial challenges as the companies had to realign operations to accommodate the new environment. These issuers will be stressed greater than the average company due to their price sensitivity and the specific position they hold in the supply chain. While values have remained depressed, stabilizing commodity prices should provide for better financial performance for these companies. We recognized an other than temporary impairment on one of these issuers during the fourth quarter of 2018 due to our evaluation of the operating performance and the credit worthiness of the issuer. While the remaining issuers have seen their financial and profitability profile weakened, we have determined that the remaining securities were not other than temporarily impaired due to our evaluation of the operating performance and the credit worthiness of the issuer.
Other asset backed securities:
Financials:  The decline in value of this security relates directly to the decline in oil prices and the financial stability of its operator. The issuer has direct exposure to the oil market as its primary business is deep water drilling. As oil prices have remained low, the operator of the deep water vessel has experienced financial pressure on its balance sheet and similar vessel sales have been at softer valuations. We recognized other than temporary impairments on this security during 2018 and 2017.
Industrials: The decline in the value of this security is driven by poor financial performance of the trust and a decline in the value of the assets backing this security. Following the loss of several major license agreements with major retailers, revenues and cash flows have suffered. While the performance is down, we have determined the value of the underlying assets currently provide adequate debt service coverage and no other than temporary impairment is necessary.
Other Than Temporary Impairments
We have a policy and process to identify securities in our investment portfolio for which we should recognize impairments. See Critical Accounting Policies—Evaluation of Other Than Temporary Impairments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2018.
During the three and six months ended June 30, 2019, we recognized additional credit losses on residential mortgage backed securities and on an other asset backed security for which we have previously recognized OTTI. In addition, during the three and six months ended June 30, 2019, we recognized an OTTI of $0.3 million related to a commercial mortgage backed security due to our intent to sell the security. During the three and six months ended June 30, 2018, we recognized additional credit losses on residential mortgage backed securities on which we have previously recognized OTTI. In addition, during the three and six months ended June 30, 2018, we recognized an additional credit loss of $2.0 million on an other asset backed security as potential sales activity related to the asset backing our security led us to conclude that the asset is worth less than our previous estimates. During the six months ended June 30, 2018 we recognized an OTTI of $0.9 million on a corporate security issued by a Brazilian food company due to our intent to sell the security, which was in an unrealized loss position.
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

Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, net of loan loss allowances and deferred prepayment fees. At June 30, 2019 and December 31, 2018, the largest principal amount outstanding for any single mortgage loan was $23.4 million and $23.8 million, respectively, and the average loan size was $4.0 million and $3.8 million, respectively. In addition, the average loan to value ratio for the overall portfolio was 53.7% and 53.6% at June 30, 2019 and December 31, 2018, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 to our unaudited consolidated financial statements in this Form 10-Q, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At June 30, 2019, we had commitments to fund commercial mortgage loans totaling $90.1 million, with interest rates ranging from 4.25% to 6.15%. During 2019 and 2018, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the six months ended June 30, 2019, we received $83.3 million in cash for loans being paid in full compared to $88.2 million for the six months ended June 30, 2018. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
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
We have a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio (based on most recent information collected) follows:

	June 30, 2019		December 31, 2018
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$2,268,928	73.4%	$2,121,785	71.9%
Greater than or equal to 1.2 and less than 1.5	648,958	21.0%	645,470	21.8%
Greater than or equal to 1.0 and less than 1.2	131,502	4.2%	127,083	4.3%
Less than 1.0	43,170	1.4%	58,126	2.0%
	$3,092,558	100.0%	$2,952,464	100.0%
All of our mortgage loans (based on principal outstanding) that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at June 30, 2019.
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

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Impaired mortgage loans with an allowance	$1,241	$1,253
Impaired mortgage loans with no related allowance	—	—
Allowance for probable loan losses	(229)	(229)
Net carrying value of impaired mortgage loans	$1,012	$1,024
At June 30, 2019, we had no commercial mortgage loans that were delinquent (60 days or more past due at the reporting date) in their principal and interest payments.

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
Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $1.1 billion for the six months ended June 30, 2019 compared to $680.4 million for the six months ended June 30, 2018, with the increase attributable to a $608.1 million increase in net annuity deposits after coinsurance, which was partially offset by a $223.1 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.
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
Currently, American Equity Investment Life Insurance Company ("American Equity Life") may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2019, up to $325.2 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $2.0 billion of statutory earned surplus at June 30, 2019.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of June 30, 2019, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to maintain this rating objective. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
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
Cash and cash equivalents of the parent holding company at June 30, 2019, were $36.2 million. The parent holding company contributed $50 million of cash to American Equity Life during the second quarter of 2019. In addition, we have a $150 million revolving line of credit, with no borrowings outstanding, available through September 2021 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions.

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
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at June 30, 2019, of which $85.5 million has been swapped to a fixed rate until March 2021 and $79.0 million has been capped until July 2021 (see Note 5 to our unaudited consolidated financial statements in this Form 10-Q). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for fixed index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (25 basis points) from levels at June 30, 2019, we estimate that the fair value of our fixed maturity securities would decrease by approximately $904.6 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $354.6 million in accumulated other comprehensive income (loss) and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2018 for a further discussion of liquidity risk.
The amortized cost of fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, was $9.0 billion as of June 30, 2019. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At June 30, 2019, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies. At June 30, 2019, approximately 17% of our annuity liabilities were at minimum guaranteed crediting rates.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Proceeds received at expiration of options related to such credits	$166,430	$341,616	$224,890	$767,173
Annual index credits to policyholders on their anniversaries	161,752	334,605	217,677	758,545
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of June 30, 2019 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 7 - Commitments and Contingencies to the unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures.
Item 1A. Risk Factors
Our 2018 Annual Report on Form 10-K described our Risk Factors. We added the Risk Factor titled Securities Lending in our Form 10-Q for the quarterly period ended March 31, 2019 due to our our participation in a securities lending program commencing during the first quarter of 2019. There have been no other material changes to the Risk Factors during the six months ended June 30, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Securities
The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share
January 1, 2019 - January 31, 2019	—	$—
February 1, 2019 - February 28, 2019	—	$—
March 1, 2019 - March 31, 2019	—	$—
April 1, 2019 - April 30, 2019	—	$—
May 1, 2019 - May 31, 2019	—	$—
June 1, 2019 - June 30, 2019	28,989	$27.44
Total	28,989

(a)	Includes the number of shares of common stock utilized to execute certain stock incentive awards.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended June 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2019	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ John M. Matovina
John M. Matovina, Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Ted M. Johnson
Ted M. Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

		By:	/s/ Scott A. Samuelson
Scott A. Samuelson, Vice President and Chief Accounting Officer
(Principal Accounting Officer)