Form 10-Q
period 2019-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2019-11-08
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of November 5, 2019, there were 91,046,262 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Investments:
Fixed maturity securities, available for sale, at fair value (amortized cost: 2019 - $48,170,556; 2018 - $46,131,190)	$51,854,384	$45,923,727
Mortgage loans on real estate	3,212,075	2,943,091
Derivative instruments	963,081	205,149
Other investments	694,416	355,531
Total investments	56,723,956	49,427,498

Cash and cash equivalents	1,138,737	344,396
Coinsurance deposits	5,072,015	4,954,068
Accrued investment income	497,291	468,729
Deferred policy acquisition costs	2,883,599	3,535,838
Deferred sales inducements	1,952,353	2,516,721
Deferred income taxes	—	291,169
Income taxes recoverable	30,277	26,537
Other assets	31,765	60,608
Total assets	$68,329,993	$61,625,564

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$61,348,138	$57,606,009
Other policy funds and contract claims	259,939	270,858
Notes payable	494,982	494,591
Subordinated debentures	243,311	242,982
Amounts due under repurchase agreements	48,931	109,298
Deferred income taxes	143,195	—
Other liabilities	1,664,781	502,725
Total liabilities	64,203,277	59,226,463

Stockholders' equity:
Preferred stock, par value $1 per share, 2,000,000 shares authorized, 2019 and 2018 - no shares issued and outstanding	—	—
Common stock, par value $1 per share, 200,000,000 shares authorized; issued and outstanding: 2019 - 91,006,950 shares (excluding 1,393,973 treasury shares); 2018 - 90,369,229 shares (excluding 1,535,960 treasury shares)	91,007	90,369
Additional paid-in capital	820,362	811,186
Accumulated other comprehensive income (loss)	1,639,429	(52,432)
Retained earnings	1,575,918	1,549,978
Total stockholders' equity	4,126,716	2,399,101
Total liabilities and stockholders' equity	$68,329,993	$61,625,564
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Premiums and other considerations	$5,152	$7,240	$14,688	$22,050
Annuity product charges	63,647	58,365	177,313	164,094
Net investment income	590,412	549,391	1,719,418	1,593,457
Change in fair value of derivatives	(20,042)	595,311	440,472	276,433
Net realized gains (losses) on investments, excluding other than temporary impairment ("OTTI") losses	4,328	(2,196)	(67)	(40,275)
OTTI losses on investments:
Total OTTI losses	(101)	(14,373)	(1,099)	(16,025)
Portion of OTTI losses recognized from other comprehensive income	—	—	(215)	(1,651)
Net OTTI losses recognized in operations	(101)	(14,373)	(1,314)	(17,676)
Total revenues	643,396	1,193,738	2,350,510	1,998,083

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	7,627	10,721	23,865	32,091
Interest sensitive and index product benefits	500,285	413,089	888,062	1,355,135
Amortization of deferred sales inducements	(55,769)	55,244	(2,675)	233,779
Change in fair value of embedded derivatives	212,278	383,716	1,306,163	(585,465)
Interest expense on notes payable	6,382	6,376	19,141	19,122
Interest expense on subordinated debentures	3,968	3,942	12,113	11,450
Amortization of deferred policy acquisition costs	(120,934)	81,053	(45,856)	336,741
Other operating costs and expenses	38,554	31,924	114,959	95,704
Total benefits and expenses	592,391	986,065	2,315,772	1,498,557
Income before income taxes	51,005	207,673	34,738	499,526
Income tax expense	13,645	38,345	8,798	95,333
Net income	$37,360	$169,328	$25,940	$404,193

Earnings per common share	$0.41	$1.87	$0.28	$4.48
Earnings per common share - assuming dilution	$0.41	$1.85	$0.28	$4.42

Weighted average common shares outstanding (in thousands):
Earnings per common share	91,252	90,486	91,081	90,278
Earnings per common share - assuming dilution	91,711	91,651	91,748	91,355
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$37,360	$169,328	$25,940	$404,193
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	742,756	(138,863)	2,136,989	(971,451)
Noncredit component of OTTI losses (1)	—	—	103	775
Reclassification of unrealized investment gains/losses to net income (1)	2,681	(525)	3,809	(19,026)
Other comprehensive income (loss) before income tax	745,437	(139,388)	2,140,901	(989,702)
Income tax effect related to other comprehensive income (loss)	(155,992)	29,270	(449,040)	207,837
Other comprehensive income (loss)	589,445	(110,118)	1,691,861	(781,865)
Comprehensive income (loss)	$626,805	$59,210	$1,717,801	$(377,672)

(1)	Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
For the nine months ended September 30, 2019
Balance at December 31, 2018	$90,369	$811,186	$(52,432)	$1,549,978	$2,399,101
Net income for period	—	—	—	25,940	25,940
Other comprehensive income	—	—	1,691,861	—	1,691,861
Share-based compensation	—	9,402	—	—	9,402
Issuance of 637,721 shares of common stock under compensation plans	638	(226)	—	—	412
Balance at September 30, 2019	$91,007	$820,362	$1,639,429	$1,575,918	$4,126,716

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
For the three months ended September 30, 2019
Balance at June 30, 2019	$90,936	$817,997	$1,049,984	$1,538,558	$3,497,475
Net income for period	—	—	—	37,360	37,360
Other comprehensive income	—	—	589,445	—	589,445
Share-based compensation	—	2,042	—	—	2,042
Issuance of 70,626 shares of common stock under compensation plans	71	323	—	—	394
Balance at September 30, 2019	$91,007	$820,362	$1,639,429	$1,575,918	$4,126,716

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
For the nine months ended September 30, 2018
Balance at December 31, 2017	$89,331	$791,446	$724,599	$1,244,781	$2,850,157
Net income for period	—	—	—	404,193	404,193
Other comprehensive loss	—	—	(781,865)	—	(781,865)
Implementation of accounting standard related to the reclassification of certain tax effects	—	—	127,554	(127,554)	—
Share-based compensation	—	8,444	—	—	8,444
Issuance of 946,539 shares of common stock under compensation plans	947	7,420	—	—	8,367
Balance at September 30, 2018	$90,278	$807,310	$70,288	$1,521,420	$2,489,296

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
For the three months ended September 30, 2018
Balance at June 30, 2018	$90,233	$804,094	$180,406	$1,352,092	$2,426,825
Net income for period	—	—	—	169,328	169,328
Other comprehensive loss	—	—	(110,118)	—	(110,118)
Share-based compensation	—	2,398	—	—	2,398
Issuance of 44,280 shares of common stock under compensation plans	45	818	—	—	863
Balance at September 30, 2018	$90,278	$807,310	$70,288	$1,521,420	$2,489,296
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$25,940	$404,193
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	888,062	1,355,135
Amortization of deferred sales inducements	(2,675)	233,779
Annuity product charges	(177,313)	(164,094)
Change in fair value of embedded derivatives	1,306,163	(585,465)
Change in traditional life and accident and health insurance reserves	(5,113)	2,241
Policy acquisition costs deferred	(344,293)	(289,131)
Amortization of deferred policy acquisition costs	(45,856)	336,741
Provision for depreciation and other amortization	2,863	2,584
Amortization of discounts and premiums on investments	21,762	15,315
Realized gains (losses) on investments and net OTTI losses recognized in operations	1,381	57,951
Distributions from equity method investments	1,160	1,043
Change in fair value of derivatives	(440,272)	(276,688)
Deferred income taxes	(14,676)	(4,750)
Share-based compensation	9,402	8,444
Change in accrued investment income	(28,562)	(52,991)
Change in income taxes recoverable/payable	(3,740)	(47,997)
Change in other assets	(2,009)	(469)
Change in other policy funds and contract claims	(16,465)	(16,203)
Change in collateral held for derivatives	737,103	(335,548)
Change in collateral held for securities lending	365,592	—
Change in other liabilities	20,670	(48,663)
Other	(10,844)	(9,188)
Net cash provided by operating activities	2,288,280	586,239

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities, available for sale	2,184,662	2,797,834
Mortgage loans on real estate	207,054	239,135
Derivative instruments	352,634	1,252,754
Other investments	7,887	156,536
Acquisitions of investments:
Fixed maturity securities, available for sale	(4,214,476)	(5,215,295)
Mortgage loans on real estate	(474,734)	(465,473)
Derivative instruments	(620,638)	(642,849)
Other investments	(344,652)	(67,646)
Purchases of property, furniture and equipment	(3,148)	(3,510)
Net cash used in investing activities	(2,905,411)	(1,948,514)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Financing activities
Receipts credited to annuity and single premium universal life policyholder account balances	$4,035,051	$3,255,014
Coinsurance deposits	67,858	(53,806)
Return of annuity policyholder account balances	(2,626,214)	(2,248,876)
Net proceeds from amounts due under repurchase agreements	(60,367)	116,399
Proceeds from issuance of common stock	412	8,367
Change in checks in excess of cash balance	(5,268)	(19,626)
Net cash provided by financing activities	1,411,472	1,057,472
Increase (decrease) in cash and cash equivalents	794,341	(304,803)
Cash and cash equivalents at beginning of period	344,396	1,434,045
Cash and cash equivalents at end of period	$1,138,737	$1,129,242

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$26,490	$24,009
Income taxes	28,193	148,157
Non-cash operating activity:
Deferral of sales inducements	140,960	135,015
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company ("we", "us" or "our") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) that requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU affects accounting and disclosure more dramatically for lessees as accounting and disclosure for lessors is mainly unchanged. We adopted this ASU on January 1, 2019. The adoption of this ASU resulted in the recognition of a lease asset and lease liability of $3.8 million, respectively, on our consolidated balance sheet at September 30, 2019.
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
New Accounting Pronouncements
In June 2016, the FASB issued an ASU that significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model that requires these assets be presented at the net amount expected to be collected. In addition, credit losses on available for sale debt securities will be recorded through an allowance account.  This ASU will be effective for us on January 1, 2020, with early adoption permitted. Our implementation procedures to date relative to this standard include, but are not limited to, identifying financial assets within the scope of this guidance, developing a current expected credit loss model for our commercial mortgage loans and refining internal processes for financial assets impacted by this guidance. We believe the new impairment model will lead to earlier recognition of credit losses for our commercial mortgage loans.
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

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities, available for sale	$51,854,384	$51,854,384	$45,923,727	$45,923,727
Mortgage loans on real estate	3,212,075	3,293,106	2,943,091	2,920,612
Derivative instruments	963,081	963,081	205,149	205,149
Other investments	694,416	694,416	355,531	348,970
Cash and cash equivalents	1,138,737	1,138,737	344,396	344,396
Coinsurance deposits	5,072,015	4,602,181	4,954,068	4,553,790
Interest rate caps	17	17	597	597
Interest rate swap	—	—	354	354
Counterparty collateral	—	—	33,101	33,101

Liabilities
Policy benefit reserves	60,996,752	51,320,260	57,249,510	49,180,143
Single premium immediate annuity (SPIA) benefit reserves	259,634	267,876	270,406	279,077
Notes payable	494,982	526,760	494,591	489,985
Subordinated debentures	243,311	247,283	242,982	215,514
Amounts due under repurchase agreements	48,931	48,931	109,298	109,298
Interest rate swap	906	906	—	—

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

Our assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2019
Assets
Fixed maturity securities, available for sale:
United States Government full faith and credit	$12,343	$6,421	$5,922	$—
United States Government sponsored agencies	695,030	—	695,030	—
United States municipalities, states and territories	4,517,661	—	4,517,661	—
Foreign government obligations	207,420	—	207,420	—
Corporate securities	32,897,127	15	32,897,112	—
Residential mortgage backed securities	1,557,156	—	1,557,156	—
Commercial mortgage backed securities	5,839,510	—	5,839,510	—
Other asset backed securities	6,128,137	—	6,128,137	—
Other investments: equity securities	309,313	301,870	7,443	—
Derivative instruments	963,081	—	963,081	—
Cash and cash equivalents	1,138,737	1,138,737	—	—
Interest rate caps	17	—	17	—
	$54,265,532	$1,447,043	$52,818,489	$—
Liabilities
Interest rate swap	$906	$—	$906	$—
Fixed index annuities - embedded derivatives	9,381,094	—	—	9,381,094
	$9,382,000	$—	$906	$9,381,094

December 31, 2018
Assets
Fixed maturity securities, available for sale:
United States Government full faith and credit	$11,652	$5,900	$5,752	$—
United States Government sponsored agencies	1,138,529	—	1,138,529	—
United States municipalities, states and territories	4,126,267	—	4,126,267	—
Foreign government obligations	230,274	—	230,274	—
Corporate securities	28,371,514	7	28,371,507	—
Residential mortgage backed securities	1,202,159	—	1,202,159	—
Commercial mortgage backed securities	5,379,003	—	5,379,003	—
Other asset backed securities	5,464,329	—	5,464,329	—
Other investments: equity securities	7,437	—	7,437	—
Derivative instruments	205,149	—	205,149	—
Cash and cash equivalents	344,396	344,396	—	—
Interest rate caps	597	—	597	—
Interest rate swap	354	—	354	—
Counterparty collateral	33,101	—	33,101	—
	$46,514,761	$350,303	$46,164,458	$—
Liabilities
Fixed index annuities - embedded derivatives	$8,165,405	$—	$—	$8,165,405

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparison of the prices to a secondary pricing source, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of September 30, 2019 and December 31, 2018.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of September 30, 2019 and December 31, 2018, we utilized an estimate of 2.90% and 3.10%, respectively, for the expected cost of annual call options, which are based on estimated long-term account value growth and a historical review of our actual option costs.

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

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
1 - 5	0.86%	2.05%	3.35%	3.33%
6 - 10	1.30%	7.28%	4.14%	3.33%
11 - 15	3.48%	11.35%	4.17%	3.35%
16 - 20	9.45%	11.90%	4.08%	3.22%
20+	7.00%	11.57%	3.86%	3.22%

Lapse rates are generally expected to increase as surrender charge percentages decrease. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends. We review assumptions quarterly and as a result of this review we lowered lapse rate assumptions in the third quarter of 2019 as our experience indicates lapse rates have been lower than previously estimated.
The following table provides a reconciliation of the beginning and ending balances for our Level 3 liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$9,281,117	$8,351,151	$8,165,405	$8,790,427
Premiums less benefits	74,979	399,234	333,459	1,354,881
Change in fair value, net	24,998	196,808	882,230	(1,198,115)
Ending balance	$9,381,094	$8,947,193	$9,381,094	$8,947,193

The fair value of our fixed index annuities embedded derivatives is net of coinsurance ceded of $614.6 million and $538.8 million as of September 30, 2019 and December 31, 2018, respectively. Change in fair value, net for each period in our embedded derivatives is included in change in fair value of embedded derivatives in the unaudited consolidated statements of operations.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at September 30, 2019, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $902.0 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $370.5 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rate used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $1.1 billion recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $462.4 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At September 30, 2019 and December 31, 2018, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2019
Fixed maturity securities, available for sale:
United States Government full faith and credit	$11,832	$511	$—	$12,343
United States Government sponsored agencies	663,662	33,420	(2,052)	695,030
United States municipalities, states and territories	4,053,836	464,539	(714)	4,517,661
Foreign government obligations	186,979	20,441	—	207,420
Corporate securities	30,042,589	2,959,486	(104,948)	32,897,127
Residential mortgage backed securities	1,434,116	124,648	(1,608)	1,557,156
Commercial mortgage backed securities	5,564,871	279,881	(5,242)	5,839,510
Other asset backed securities	6,212,671	107,933	(192,467)	6,128,137
	$48,170,556	$3,990,859	$(307,031)	$51,854,384

December 31, 2018
Fixed maturity securities, available for sale:
United States Government full faith and credit	$11,872	$102	$(322)	$11,652
United States Government sponsored agencies	1,208,468	13,095	(83,034)	1,138,529
United States municipalities, states and territories	3,880,703	261,222	(15,658)	4,126,267
Foreign government obligations	226,860	7,573	(4,159)	230,274
Corporate securities	28,483,138	727,105	(838,729)	28,371,514
Residential mortgage backed securities	1,134,623	71,661	(4,125)	1,202,159
Commercial mortgage backed securities	5,492,271	21,558	(134,826)	5,379,003
Other asset backed securities	5,693,255	41,308	(270,234)	5,464,329
	$46,131,190	$1,143,624	$(1,351,087)	$45,923,727

The amortized cost and fair value of fixed maturity securities at September 30, 2019, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$404,010	$409,265
Due after one year through five years	5,612,668	5,824,616
Due after five years through ten years	10,399,862	11,063,045
Due after ten years through twenty years	10,051,773	11,398,510
Due after twenty years	8,490,585	9,634,145
	34,958,898	38,329,581
Residential mortgage backed securities	1,434,116	1,557,156
Commercial mortgage backed securities	5,564,871	5,839,510
Other asset backed securities	6,212,671	6,128,137
	$48,170,556	$51,854,384

Net unrealized gains (losses) on available for sale fixed maturity securities reported as a separate component of stockholders' equity were comprised of the following:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Net unrealized gains (losses) on available for sale fixed maturity securities	$3,683,828	$(207,463)
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(1,637,819)	112,571
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax benefit (expense)	(429,114)	19,926
Net unrealized gains (losses) reported as accumulated other comprehensive income (loss)	$1,639,429	$(52,432)

The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO’s"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 98% and 97% of our fixed maturity portfolio rated investment grade at September 30, 2019 and December 31, 2018, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	September 30, 2019		December 31, 2018
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$27,657,160	$30,351,227	$26,588,352	$26,921,843
2	19,171,556	20,232,420	17,901,161	17,528,072
3	1,179,714	1,145,174	1,396,650	1,269,242
4	126,833	101,830	173,987	137,991
5	29,759	16,920	23,836	19,453
6	5,534	6,813	47,204	47,126
	$48,170,556	$51,854,384	$46,131,190	$45,923,727

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 886 and 2,715 securities, respectively) have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2019
Fixed maturity securities, available for sale:
United States Government sponsored agencies	$119,718	$(282)	$203,230	$(1,770)	$322,948	$(2,052)
United States municipalities, states and territories	97,111	(668)	3,116	(46)	100,227	(714)
Corporate securities:
Finance, insurance and real estate	330,617	(3,576)	144,633	(2,095)	475,250	(5,671)
Manufacturing, construction and mining	135,697	(1,003)	56,550	(3,921)	192,247	(4,924)
Utilities and related sectors	56,274	(2,272)	50,072	(4,928)	106,346	(7,200)
Wholesale/retail trade	18,356	(293)	121,902	(13,234)	140,258	(13,527)
Services, media and other	188,946	(10,486)	424,760	(63,140)	613,706	(73,626)
Residential mortgage backed securities	116,116	(614)	11,918	(994)	128,034	(1,608)
Commercial mortgage backed securities	239,503	(1,355)	203,268	(3,887)	442,771	(5,242)
Other asset backed securities	1,739,759	(48,538)	2,386,760	(143,929)	4,126,519	(192,467)
	$3,042,097	$(69,087)	$3,606,209	$(237,944)	$6,648,306	$(307,031)

December 31, 2018
Fixed maturity securities, available for sale:
United States Government full faith and credit	$543	$(3)	$7,785	$(319)	$8,328	$(322)
United States Government sponsored agencies	30,089	(949)	953,421	(82,085)	983,510	(83,034)
United States municipalities, states and territories	340,103	(6,816)	162,997	(8,842)	503,100	(15,658)
Foreign government obligations	98,511	(1,748)	11,859	(2,411)	110,370	(4,159)
Corporate securities:
Finance, insurance and real estate	2,501,640	(87,220)	884,870	(77,507)	3,386,510	(164,727)
Manufacturing, construction and mining	2,045,859	(84,972)	349,738	(34,635)	2,395,597	(119,607)
Utilities and related sectors	2,313,271	(82,119)	591,482	(45,838)	2,904,753	(127,957)
Wholesale/retail trade	1,032,603	(51,228)	198,805	(26,326)	1,231,408	(77,554)
Services, media and other	4,618,477	(196,520)	1,072,722	(152,364)	5,691,199	(348,884)
Residential mortgage backed securities	145,613	(2,638)	22,689	(1,487)	168,302	(4,125)
Commercial mortgage backed securities	2,141,560	(37,150)	2,090,835	(97,676)	4,232,395	(134,826)
Other asset backed securities	4,073,249	(252,265)	271,994	(17,969)	4,345,243	(270,234)
	$19,341,518	$(803,628)	$6,619,197	$(547,459)	$25,960,715	$(1,351,087)

The unrealized losses at September 30, 2019 are principally related to timing of the purchases of these securities, which carry less yield than those available at September 30, 2019. Approximately 68% and 87% of the unrealized losses on fixed maturity securities shown in the above table for September 30, 2019 and December 31, 2018, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
Because we did not have the intent to sell fixed maturity securities with unrealized losses and it was not more likely than not that we would be required to sell these securities prior to recovery of the amortized cost, which may be maturity, we did not consider these investments to be other than temporarily impaired as of September 30, 2019 and December 31, 2018.

Changes in net unrealized gains/losses on investments for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$—	$2,947	$—	$(5,519)

Fixed maturity securities available for sale carried at fair value	$990,481	$(311,954)	$3,891,291	$(2,122,555)

Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(245,044)	172,566	(1,750,390)	1,132,853
Deferred income tax asset/liability	(155,992)	29,270	(449,040)	207,837
	(401,036)	201,836	(2,199,430)	1,340,690
Change in net unrealized gains/losses on investments carried at fair value	$589,445	$(110,118)	$1,691,861	$(781,865)

Proceeds from sales of available for sale securities for the nine months ended September 30, 2019 and 2018 were $707.5 million and $1.8 billion, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the nine months ended September 30, 2019 and 2018 were $1.5 billion and $997.6 million, respectively.
Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date. Net realized gains (losses) on investments, excluding net OTTI losses for the three and nine months ended September 30, 2019 and 2018, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$6,164	$505	$12,590	$2,845
Gross realized losses	(1,586)	(1,913)	(5,667)	(43,648)
	4,578	(1,408)	6,923	(40,803)
Other investments:
Gross realized gains	—	—	7,296	—
Gross realized losses	—	—	(14,446)	—
	—	—	(7,150)	—
Mortgage loans on real estate:
Increase (decrease) in allowance for credit losses	(250)	(1,255)	160	(785)
Recovery of specific allowance	—	467	—	1,189
Gain on sale of mortgage loans	—	—	—	124
	(250)	(788)	160	528
	$4,328	$(2,196)	$(67)	$(40,275)

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

The following table summarizes other than temporary impairments for the three and nine months ended September 30, 2019 and 2018, by asset type:

	Number of Securities	Total OTTI Losses	Portion of OTTI Losses Recognized in (from) Other Comprehensive Income	Net OTTI Losses Recognized in Operations
		(Dollars in thousands)
Three months ended September 30, 2019
Fixed maturity securities, available for sale:
Residential mortgage backed securities	1	$(101)	$—	$(101)

Three months ended September 30, 2018
Fixed maturity securities, available for sale:
Corporate securities:
Capital goods	1	$(719)	$—	$(719)
Consumer discretionary	6	(5,968)	—	(5,968)
Energy	2	(1,212)	—	(1,212)
Financials	5	(3,495)	—	(3,495)
Information technology	1	(550)	—	(550)
Telecommunications	2	(249)	—	(249)
Transportation	1	(178)	—	(178)
Utilities	1	(94)	—	(94)
Commercial mortgage backed securities	1	(1,908)	—	(1,908)
	20	$(14,373)	$—	$(14,373)

Nine months ended September 30, 2019
Fixed maturity securities, available for sale:
Residential mortgage backed securities	3	$(101)	$(215)	$(316)
Commercial mortgage backed securities	1	(349)	—	(349)
Other asset backed securities	1	(649)	—	(649)
	5	$(1,099)	$(215)	$(1,314)

Nine months ended September 30, 2018
Fixed maturity securities, available for sale:
Corporate securities:
Capital goods	1	$(719)	$—	$(719)
Consumer discretionary	7	(6,875)	—	(6,875)
Energy	2	(1,212)	—	(1,212)
Financials	5	(3,495)	—	(3,495)
Information technology	1	(550)	—	(550)
Telecommunications	2	(249)	—	(249)
Transportation	1	(178)	—	(178)
Utilities	1	(94)	—	(94)
Residential mortgage backed securities	3	(63)	(295)	(358)
Commercial mortgage backed securities	1	(1,908)	—	(1,908)
Other asset backed securities	1	(682)	(1,356)	(2,038)
	25	$(16,025)	$(1,651)	$(17,676)

The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(165,651)	$(156,469)	$(175,398)	$(157,066)
Additions for the amount related to credit losses for which OTTI has not previously been recognized	—	(14,373)	(998)	(16,025)
Additional credit losses on securities for which OTTI has previously been recognized	(101)	—	(316)	(1,651)
Accumulated losses on securities that were disposed of during the period	10,775	—	21,735	3,900
Cumulative credit loss at end of period	$(154,977)	$(170,842)	$(154,977)	$(170,842)

The following table summarizes the cumulative noncredit portion of OTTI and the change in fair value since recognition of OTTI, both of which were recognized in other comprehensive income, by major type of security, for securities that are part of our investment portfolio at September 30, 2019 and December 31, 2018:

	Amortized Cost	OTTI Recognized in Other Comprehensive Income (Loss)	Change in Fair Value Since OTTI was Recognized	Fair Value
	(Dollars in thousands)
September 30, 2019
Fixed maturity securities, available for sale:
Corporate securities	$28,728	$(3,700)	$10,088	$35,116
Residential mortgage backed securities	198,959	(151,562)	180,704	228,101
Commercial mortgage backed securities	12,867	—	271	13,138
Other asset backed securities	977	—	326	1,303
	$241,531	$(155,262)	$191,389	$277,658
December 31, 2018
Fixed maturity securities, available for sale:
Corporate securities	$69,580	$(3,700)	$6,195	$72,075
Residential mortgage backed securities	245,691	(167,846)	199,191	277,036
Commercial mortgage backed securities	35,244	—	—	35,244
Other asset backed securities	1,692	—	326	2,018
	$352,207	$(171,546)	$205,712	$386,373

4. Mortgage Loans on Real Estate
Our mortgage loan portfolio is summarized in the following table. There were commitments outstanding of $173.3 million at September 30, 2019.

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Principal outstanding	$3,221,152	$2,952,464
Loan loss allowance	(8,079)	(8,239)
Deferred prepayment fees	(998)	(1,134)
Carrying value	$3,212,075	$2,943,091

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

	September 30, 2019		December 31, 2018
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$600,204	18.6%	$586,773	19.9%
Middle Atlantic	240,241	7.5%	168,969	5.7%
Mountain	372,437	11.6%	357,642	12.1%
New England	9,220	0.3%	9,418	0.3%
Pacific	579,831	18.0%	521,363	17.7%
South Atlantic	739,498	22.9%	694,599	23.5%
West North Central	281,067	8.7%	291,890	9.9%
West South Central	398,654	12.4%	321,810	10.9%
	$3,221,152	100.0%	$2,952,464	100.0%
Property type distribution
Office	$249,703	7.7%	$268,932	9.1%
Medical Office	30,930	1.0%	33,467	1.1%
Retail	1,185,510	36.8%	1,091,627	37.0%
Industrial/Warehouse	859,410	26.7%	762,887	25.8%
Apartment	695,726	21.6%	600,638	20.3%
Agricultural	39,205	1.2%	25,000	0.9%
Mixed use/other	160,668	5.0%	169,913	5.8%
	$3,221,152	100.0%	$2,952,464	100.0%

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

The following table presents a rollforward of our specific and general valuation allowances for mortgage loans on real estate:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(229)	$(7,600)	$(696)	$(5,630)
Charge-offs	—	—	—	—
Recoveries	—	—	467	—
Change in provision for credit losses	—	(250)	(1,255)	—
Ending allowance balance	$(229)	$(7,850)	$(1,484)	$(5,630)

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Specific Allowance	General Allowance	Specific Allowance	General Allowance
	(Dollars in thousands)
Beginning allowance balance	$(229)	$(8,010)	$(1,418)	$(6,100)
Charge-offs	—	—	—	—
Recoveries	—	—	1,189	—
Change in provision for credit losses	—	160	(1,255)	470
Ending allowance balance	$(229)	$(7,850)	$(1,484)	$(5,630)

The specific allowance represents the total credit loss allowances on loans which are individually evaluated for impairment. The general allowance is for the group of loans discussed above which are collectively evaluated for impairment. The following table presents the total outstanding principal of loans evaluated for impairment by basis of impairment method:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Individually evaluated for impairment	$1,235	$1,253
Collectively evaluated for impairment	3,219,917	2,951,211
Total loans evaluated for impairment	$3,221,152	$2,952,464

Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the mortgage loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of Other investments and the mortgage loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. Recoveries are situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance). We did not own any real estate during the three and nine months ended September 30, 2019 and 2018.
We analyze credit risk of our mortgage loans by analyzing all available evidence on loans that are delinquent and loans that are in a workout period.

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Credit Exposure - By Payment Activity
Performing	$3,221,152	$2,952,464
In workout	—	—
Collateral dependent	—	—
	$3,221,152	$2,952,464

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
Mortgage loans are considered delinquent when they become 60 days or more past due. In general, when loans become 90 days past due, become collateral dependent or enter a period with no debt service payments required we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current we will resume accruing interest income on that loan. There were no loans in non-accrual status at September 30, 2019 and December 31, 2018, respectively.
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
Aging of financing receivables is summarized in the following table, with loans in a "workout" period as of the reporting date considered current if payments are current in accordance with agreed upon terms:

	30 - 59 Days	60 - 89 Days	90 Days and Over	Total Past Due	Current	Collateral Dependent Receivables	Total Financing Receivables
	(Dollars in thousands)
Commercial Mortgage Loans
September 30, 2019	$—	$—	$—	$—	$3,221,152	$—	$3,221,152
December 31, 2018	$—	$—	$—	$—	$2,952,464	$—	$2,952,464

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
September 30, 2019
Mortgage loans with an allowance	$1,006	$1,235	$(229)
Mortgage loans with no related allowance	—	—	—
	$1,006	$1,235	$(229)
December 31, 2018
Mortgage loans with an allowance	$1,024	$1,253	$(229)
Mortgage loans with no related allowance	—	—	—
	$1,024	$1,253	$(229)

	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Three months ended September 30, 2019
Mortgage loans with an allowance	$1,009	$17
Mortgage loans with no related allowance	—	—
	$1,009	$17
Three months ended September 30, 2018
Mortgage loans with an allowance	$2,337	$37
Mortgage loans with no related allowance	—	—
	$2,337	$37
Nine months ended September 30, 2019
Mortgage loans with an allowance	$1,015	$52
Mortgage loans with no related allowance	—	—
	$1,015	$52
Nine months ended September 30, 2018
Mortgage loans with an allowance	$2,386	$136
Mortgage loans with no related allowance	—	—
	$2,386	$136

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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. There were no mortgage loans on commercial real estate that we determined to be a TDR at September 30, 2019 and December 31, 2018.

5. Derivative Instruments
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$963,081	$205,149
Other assets
Interest rate caps	17	597
Interest rate swap	—	354
	$963,098	$206,100
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives, net	$9,381,094	$8,165,405
Other liabilities
Interest rate swap	906	—
	$9,382,000	$8,165,405

The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$(19,997)	$594,872	$442,111	$273,946
Interest rate swap	(3)	258	(1,059)	1,658
Interest rate caps	(42)	181	(580)	829
	$(20,042)	$595,311	$440,472	$276,433
Change in fair value of embedded derivatives:
Fixed index annuities - embedded derivatives	$24,998	$196,808	$882,230	$(1,198,115)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	187,280	186,908	423,933	612,650
	$212,278	$383,716	$1,306,163	$(585,465)

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
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			September 30, 2019		December 31, 2018
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa2	$3,938,470	$46,637	$6,518,808	$6,704
Barclays	A	A2	4,549,168	141,155	2,301,414	27,032
Canadian Imperial Bank of Commerce	A+	Aa2	4,321,739	126,868	4,856,150	29,313
Citibank, N.A.	A+	Aa3	4,064,075	83,451	4,792,208	27,239
Credit Suisse	A+	A1	4,739,536	77,910	2,877,916	12,887
J.P. Morgan	A+	Aa2	4,772,783	101,072	3,701,964	17,564
Morgan Stanley	A+	A1	1,990,733	21,001	3,560,044	1,561
Royal Bank of Canada	AA-	A2	2,720,343	82,946	1,871,305	14,011
Societe Generale	A	A1	3,205,393	106,016	2,343,165	21,681
SunTrust	A-	Baa1	2,017,444	58,986	1,755,030	12,047
Wells Fargo	A+	Aa2	3,656,074	112,408	4,618,569	33,398
Exchange traded			201,850	4,631	224,204	1,712
			$40,177,608	$963,081	$39,420,777	$205,149

As of September 30, 2019 and December 31, 2018, we held $0.9 billion and $0.2 billion, respectively, of cash and cash equivalents and other investments from counterparties for derivative collateral, which is included in Other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $68.4 million and $16.1 million at September 30, 2019 and December 31, 2018, respectively.
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
Details regarding the interest rate swap are as follows:

	Notional		Pay		September 30, 2019	December 31, 2018
Maturity Date	Amount	Receive Rate	Rate	Counterparty	Fair Value
					(Dollars in thousands)
March 15, 2021	$85,500	LIBOR	2.415%	SunTrust	$(906)	$354

Details regarding the interest rate caps are as follows:

	Notional		Cap		September 30, 2019	December 31, 2018
Maturity Date	Amount	Floating Rate	Rate	Counterparty	Fair Value
					(Dollars in thousands)
July 7, 2021	$40,000	LIBOR	2.50%	SunTrust	$8	$302
July 8, 2021	12,000	LIBOR	2.50%	SunTrust	3	91
July 29, 2021	27,000	LIBOR	2.50%	SunTrust	6	204
	$79,000				$17	$597

The interest rate swap converts floating rates to fixed rates until March 2021. The interest rate caps cap our interest rates until July 2021. As of September 30, 2019, we deposited $0.8 million of collateral with the counterparty to the swap.
6. Notes Payable and Amounts Due Under Repurchase Agreements
Notes payable includes the following:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Senior notes due 2027
Principal	$500,000	$500,000
Unamortized debt issue costs	(4,733)	(5,102)
Unamortized discount	(285)	(307)
	$494,982	$494,591

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
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $9.7 million and $39.4 million during the three and nine months ended September 30, 2019, respectively, compared to $5.1 million and $41.4 million for the same periods in 2018. The maximum amount borrowed was $243.6 million and $544.1 million during the nine months ended September 30, 2019 and 2018, respectively. The weighted average interest rate on amounts due under repurchase agreements was 2.25% and 2.97% for the three and nine months ended September 30, 2019, respectively, compared to 0.00% and 1.66% for the same periods in 2018.
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
In addition to our commitments to fund mortgage loans, we have unfunded commitments at September 30, 2019 to limited partnerships of $32.3 million and to fixed maturity securities of $138.5 million.

8. Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Numerator:
Net income - numerator for earnings per common share	$37,360	$169,328	$25,940	$404,193

Denominator:
Weighted average common shares outstanding	91,251,590	90,485,567	91,080,681	90,278,209
Effect of dilutive securities:
Stock options and deferred compensation agreements	190,137	705,465	326,306	750,588
Restricted stock and restricted stock units	268,830	459,854	340,875	326,613
Denominator for earnings per common share - assuming dilution	91,710,557	91,650,886	91,747,862	91,355,410

Earnings per common share	$0.41	$1.87	$0.28	$4.48
Earnings per common share - assuming dilution	$0.41	$1.85	$0.28	$4.42

During the three months ended September 30, 2019, there were 551,585 options to purchase shares of our common stock outstanding, with an exercise price of $24.79, excluded from the computation of diluted earnings per share. There were no options to purchase shares of our common stock outstanding excluded from the computation of diluted earnings per share during the nine months ended September 30, 2019 or during the three and nine months ended September 30, 2018, as the exercise price of all options outstanding was less than the average market price of our common shares for those periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at September 30, 2019, and the unaudited consolidated results of operations for the three and nine month periods ended September 30, 2019 and 2018, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average yield on invested assets	4.59%	4.54%	4.53%	4.46%
Aggregate cost of money	1.84%	1.87%	1.87%	1.84%
Aggregate investment spread	2.75%	2.67%	2.66%	2.62%

Impact of:
Investment yield - additional prepayment income	0.11%	0.11%	0.06%	0.08%
Cost of money benefit from over hedging	0.02%	0.07%	0.04%	0.05%
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
Life insurance companies are subject to the NAIC risk-based capital ("RBC") requirements which are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Rating agencies utilize a form of RBC to partially determine capital strength of insurance companies. Our RBC ratio at December 31, 2018 was 360%, and our estimated RBC ratio at September 30, 2019 was 366%.

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018
Annuity deposits by product type collected during the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
American Equity Investment Life Insurance Company:
Fixed index annuities	$1,054,796	$830,759	$3,293,458	$2,616,784
Annual reset fixed rate annuities	2,340	8,390	9,402	40,062
Multi-year fixed rate annuities	593	360	1,307	3,249
Single premium immediate annuities	3,314	4,977	7,129	20,920
	1,061,043	844,486	3,311,296	2,681,015
Eagle Life Insurance Company:
Fixed index annuities	166,081	163,871	579,119	497,554
Annual reset fixed rate annuities	—	450	193	1,071
Multi-year fixed rate annuities	79,000	34,851	151,572	96,294
	245,081	199,172	730,884	594,919
Consolidated:
Fixed index annuities	1,220,877	994,630	3,872,577	3,114,338
Annual reset fixed rate annuities	2,340	8,840	9,595	41,133
Multi-year fixed rate annuities	79,593	35,211	152,879	99,543
Single premium immediate annuities	3,314	4,977	7,129	20,920
Total before coinsurance ceded	1,306,124	1,043,658	4,042,180	3,275,934
Coinsurance ceded	86,090	109,201	212,641	327,943
Net after coinsurance ceded	$1,220,034	$934,457	$3,829,539	$2,947,991
Annuity deposits before and after coinsurance ceded increased 25% and 31%, respectively, during the third quarter of 2019 compared to the same period in 2018, and increased 23% and 30%, respectively, during the nine months ended September 30, 2019 compared to the same period in 2018. The increases in sales for the three and nine months ended September 30, 2019 compared to the same periods in 2018 were primarily attributable to the launch of new products during 2018 and improvements in our competitive position in the accumulation and guaranteed income markets. These factors were partially mitigated by continued competitive pressures within each of our distribution channels. We continue to face a challenging environment for sales of fixed index annuities due to a highly competitive market.
We coinsure 80% of the annuity deposits received from multi-year rate guaranteed annuities and 20% of certain fixed index annuities sold by Eagle Life Insurance Company ("Eagle Life") through broker/dealers and banks. The decreases in coinsurance ceded premiums were attributable to a decrease in the coinsurance percentage for fixed index annuities sold by Eagle Life from 50% for the 2018 periods to 20% for the 2019 periods partially offset by increases in deposits received from multi-year rate guaranteed annuities during the three and nine months ended September 30, 2019 as compared to the same periods in 2018.
Net income decreased to $37.4 million in the third quarter of 2019 and to $25.9 million for the nine months ended September 30, 2019 compared to $169.3 million and $404.2 million for the same periods in 2018.
Net income, in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 5% to $52.7 billion for the third quarter of 2019 and 5% to $52.0 billion for the nine months ended September 30, 2019, compared to $50.3 billion and $49.5 billion for the same periods in 2018. Our investment spread measured in dollars was $344.0 million for the third quarter of 2019 and $975.3 million for the nine months ended September 30, 2019 compared to $309.0 million and $893.9 million for the same periods in 2018. As previously mentioned, our investment spread has been positively impacted by our opportunistic replacement of lower yielding securities with higher yielding securities during 2018, however yields in general continue to be negatively impacted by the extended low interest rate environment (see Net investment income).

Net income is also impacted by the change in fair value of derivatives and embedded derivatives which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income for the three and nine months ended September 30, 2019 was negatively impacted by decreases in the discount rates used to estimate the fair value of our embedded derivative liabilities, the impact of which was partially offset by decreases in amortization of deferred policy acquisition costs and deferred sales inducements related to the change in fair value of derivatives and embedded derivatives. Net income for the three and nine months ended September 30, 2018 was positively impacted by increases in the discount rates used to estimate our embedded derivative liabilities, the impact of which was partially offset by increases in amortization of deferred policy acquisition costs and deferred sales inducements related to the change in fair value of derivatives and embedded derivatives (see Change in fair value of derivatives, Change in fair value of embedded derivatives, Amortization of deferred sales inducements and Amortization of deferred policy acquisition costs).
We periodically revise the key assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. In addition, we periodically revise the assumptions used in determining the liability for lifetime income benefit riders and the embedded derivative component of our fixed index annuity policy benefit reserves as experience develops that is different from our assumptions.
Net income for the 2019 and 2018 periods includes effects from revisions to assumptions as follows:

	Three and Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Decrease in amortization of deferred sales inducements	$(104,707)	$(21,465)
Decrease in amortization of deferred policy acquisition costs	(192,982)	(30,572)
Increase (decrease) in interest sensitive and index product benefits	315,383	(53,607)
Increase in change in fair value of embedded derivatives	28,208	8,458
Effect on net income	(35,987)	76,194
We review these assumptions quarterly and as a result of this review, we made updates to assumptions in the third quarter of 2019 and 2018. In addition, we implemented an enhanced actuarial valuation system during the third quarter of 2019, and as a result, our third quarter 2019 assumption updates include model refinements resulting from the implementation.
The most significant assumption changes from the 2019 review were to lapse and utilization assumptions. We have credible lapse and utilization data based upon a comprehensive experience study spanning over 10 years on our products with lifetime income benefit riders and have experienced lapse rates that are lower than previously estimated.
Lower lapse assumptions result in an expectation that more policyholders will turn on their lifetime income benefit than previously anticipated which results in a greater amount of benefit payments in excess of account value and the need for a greater liability for lifetime income benefit riders. The decrease in lapse rate assumptions also results in policies being in force for a longer period of time and an increase in expected gross profits as compared to previous estimates. The higher level of expected future gross profits results in an increase in the balances of deferred policy acquisition costs and deferred sales inducements.
Our experience study also indicated that the ultimate utilization of certain lifetime income benefit riders is expected to be less than our prior assumptions and the timing of utilization of lifetime income benefit riders is later than in our prior assumptions. We have reduced our ultimate utilization assumptions for fee riders from 75% to 60% and for no-fee riders from 37.5% to 30%, for policies issued in 2014 and prior years. The net effect of the utilization assumption revisions resulted in a decrease in the liability for lifetime income benefit riders and partially offset the increase in the reserve for lifetime income benefit riders from the change in lapse assumptions.
In addition, we revised our assumptions regarding future crediting rates on policies. We are assuming a 3.80% U.S. Treasury rate with a 20 year mean revision period. Our assumption for aggregate spread is 2.60% which translates to an ultimate discount rate of 2.90%. While the aggregate spread of 2.60% did not change from prior estimates, our estimates of the profitability of individual cohorts has changed with the use of an aggregate portfolio yield across all cohorts. This assumption revision resulted in a change in the allocation of profitability by cohort, which caused a reduction in the deferred policy acquisition costs and deferred sales inducements assets and partially offset the increase in the deferred policy acquisition costs and deferred sales inducements assets from the change in lapse assumptions.
The most significant revisions to the calculation of the fair value of the embedded derivative component of our fixed index annuity policy benefit reserves in the third quarter of 2019 were to decrease lapse rate assumptions as noted above. The impact of the lapse rate assumption changes was partially offset by a decrease in the option budget from 3.10% to 2.90% as a result of a revised estimate of the cost of options over the 20 year mean reversion period.
The most significant revisions from the 2018 review were account balance true-ups which were favorable to us due to stronger index credits than we assumed due to strong equity market performance and adjustments to generally decrease lapse rate assumptions to reflect better persistency experienced than assumed. The favorable impact of the account balance true-ups and lapse rate assumption changes was partially offset by revisions to lower our future investment spread assumptions primarily due to an increase in the cost of money we had been experiencing.

The 2018 revisions to the liability for lifetime income benefit riders were consistent with the revisions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements described above. The 2018 revisions were primarily attributable to account balance true-ups and future investment spread assumptions. The impact of the account balance true-ups and future investment spread changes was partially offset by the lapse rate assumption changes described above.
The most significant revisions to the calculation of the fair value of the embedded derivative component of our fixed index annuity policy benefit reserves in the third quarter of 2018 were to decrease lapse rate assumptions consistent with the 2018 changes for deferred policy acquisition costs, deferred sales inducements and the liability for lifetime income benefit riders
Net income for the three and nine months ended September 30, 2018 was negatively impacted by realized losses on the sale of fixed maturity securities due to a strategy to reposition the fixed maturity security portfolio. Net realized losses on investments for the three and nine months ended September 30, 2018 were $2.2 million and $40.3 million (see Net realized gains on investments, excluding OTTI losses).
Net income for the three and nine months ended September 30, 2018 benefited from a discrete tax item for a worthless stock deduction related to a wholly-owned subsidiary which reduced income tax expense by approximately $7.4 million.
Non-GAAP operating income, a non-GAAP financial measure, increased to $233.4 million in the third quarter of 2019 and to $422.3 million for the nine months ended September 30, 2019 compared to $171.1 million and $335.4 million for the same periods in 2018.
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
The adjustments made to net income to arrive at non-GAAP operating income for the three and nine months ended September 30, 2019 and 2018 are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Reconciliation from net income to non-GAAP operating income:
Net income	$37,360	$169,328	$25,940	$404,193
Adjustments to arrive at non-GAAP operating income:
Net realized investment gains/losses, including OTTI	(3,175)	10,278	(245)	35,925
Change in fair value of derivatives and embedded derivatives - fixed index annuities	250,186	545	500,998	(108,367)
Change in fair value of derivatives - debt	(76)	(597)	1,414	(3,168)
Income taxes	(50,940)	(8,491)	(105,759)	6,822
Non-GAAP operating income	$233,355	$171,063	$422,348	$335,405
The amounts disclosed in the reconciliation above are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs where applicable.

Non-GAAP operating income for the 2019 and 2018 periods includes effects from revisions to assumptions as follows:

	Three and Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Decrease in amortization of deferred sales inducements	$(184,882)	$(20,466)
Decrease in amortization of deferred policy acquisition costs	(288,332)	(28,702)
Increase (decrease) in interest sensitive and index product benefits	315,383	(53,607)
Effect on non-GAAP operating income	123,739	80,576
The impact to net income and non-GAAP operating income from assumption revisions varies due to the impact of fair value accounting for our fixed index annuity business as non-GAAP operating income eliminates the impact of fair value accounting for our fixed index annuity business. While the assumption revisions made during the third quarter of 2019 and 2018 were consistently applied, the impact to net income and non-GAAP operating income varies due to different amortization rates being applied to gross profit adjustments included in the valuation.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 9% to $63.6 million in the third quarter of 2019 and 8% to $177.3 million for the nine months ended September 30, 2019 compared to $58.4 million and $164.1 million for the same periods in 2018. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Surrender charges	$20,537	$17,132	$56,473	$49,934
Lifetime income benefit riders (LIBR) fees	43,110	41,233	120,840	114,160
	$63,647	$58,365	$177,313	$164,094

Withdrawals from annuity policies subject to surrender charges	$201,392	$161,653	$511,236	$428,248
Average surrender charge collected on withdrawals subject to surrender charges	10.2%	10.6%	11.0%	11.7%

Fund values on policies subject to LIBR fees	$5,674,545	$5,578,775	$16,365,077	$15,846,057
Weighted average per policy LIBR fee	0.76%	0.74%	0.74%	0.72%
The increases in annuity product charges were attributable to increases in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee and increases in the average fees being charged due to higher fees on new products as compared to prior periods and to increases in surrender charges due to increases in withdrawals from annuity policies subject to surrender charges due to a larger volume of business in force and policyholder behavior, which were partially offset by lower average surrender charges collected on those withdrawals. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders.
Net investment income increased 7% to $590.4 million in the third quarter of 2019 and 8% to $1.7 billion for the nine months ended September 30, 2019 compared to $549.4 million and $1.6 billion for the same periods in 2018. The increases were principally attributable to the growth in our annuity business and corresponding increases in our invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 6% to $51.5 billion for the third quarter of 2019 and 6% to $50.7 billion for the nine months ended September 30, 2019 compared to $48.5 billion and $47.7 billion for the same periods in 2018.
The average yield earned on average invested assets was 4.59% for the third quarter of 2019 and 4.53% for the nine months ended September 30, 2019 compared to 4.54% and 4.46% for the same periods in 2018. The increases in average yield earned for the three and nine months ended September 30, 2019 compared to the same periods in 2018 were primarily attributable to our opportunistic replacement of lower yielding securities with higher yielding securities throughout 2018 as previously discussed. In addition, the increase in average yield earned for the nine months ended September 30, 2019 compared to the same period in 2018 is due to increases in investment income on our floating rate investment securities due to an increase in the average benchmark rates associated with these investments during the nine months ended September 30, 2019 as compared to the same period in 2018. The average yield on fixed income securities purchased and commercial mortgage loans funded during the three and nine months ended September 30, 2019 was 3.30% and 3.95%, respectively, compared to 4.97% and 4.73% for the same periods in 2018.

Change in fair value of derivatives consists of call options purchased to fund annual index credits on fixed index annuities, and an interest rate swap and interest rate caps that hedge our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$(106,440)	$213,789	$(272,603)	$684,295
Change in unrealized gains/losses	86,443	381,083	714,714	(410,349)
Interest rate swap	(3)	258	(1,059)	1,658
Interest rate caps	(42)	181	(580)	829
	$(20,042)	$595,311	$440,472	$276,433
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based which impacts the fair values and changes in the fair values of those call options between periods. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
S&P 500 Index
Point-to-point strategy	0.0% - 7.0%	1.0% - 9.6%	0.0% - 7.0%	1.0% - 13.9%
Monthly average strategy	0.0% - 3.5%	1.0% - 8.1%	0.0% - 6.9%	0.6% - 8.1%
Monthly point-to-point strategy	0.0% - 2.1%	0.0% - 12.8%	0.0% - 4.3%	0.0% - 17.5%
Fixed income (bond index) strategies	0.0% - 10.0%	0.0% - 5.1%	0.0% - 10.0%	0.0% - 5.1%
The change in fair value of derivatives is also influenced by the aggregate cost of options purchased. The aggregate cost of options has decreased due to a decrease in the average cost of options for the three and nine months ended September 30, 2019, compared to the same periods in 2018, partially offset by an increase in the amount of fixed index annuities in force during 2019 compared to 2018. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Net OTTI losses recognized in operations were $0.1 million and $1.3 million for the three and nine months ended September 30, 2019 compared to $14.4 million and $17.7 million for the same periods in 2018. See Financial Condition - Other Than Temporary Impairments for additional discussion of other than temporary impairments recognized during the periods presented.
Interest sensitive and index product benefits increased 21% to $500.3 million in the third quarter of 2019 and decreased 34% to $888.1 million for the nine months ended September 30, 2019 compared to $413.1 million and $1.4 billion for the same periods in 2018. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Index credits on index policies	$92,343	$369,011	$310,020	$1,127,556
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	51,706	54,762	153,110	166,040
Lifetime income benefit riders	356,236	(10,684)	424,932	61,539
	$500,285	$413,089	$888,062	$1,355,135

The decreases in index credits were attributable to changes in the level of appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $95.5 million and $320.4 million for the three and nine months ended September 30, 2019, compared to $378.1 million and $1,145.3 million for the same periods in 2018. The decreases in interest credited were due to decreases in the amount of annuity liabilities outstanding receiving a fixed rate of interest and decreases in the average rate credited to the annuity liabilities outstanding receiving a fixed rate of interest. The increases in benefits recognized for lifetime income benefit riders were due to the impact of revisions of assumptions used in determining the liability for lifetime income benefit riders which caused an increase in the liability for lifetime income benefit riders in 2019 and a decrease in the liability for lifetime income benefit riders in 2018 (See Net income above for a discussion of of the impact of revisions of assumptions). Interest sensitive and index product benefits also increased in 2019 due to an increase in the number of policies with lifetime income benefit riders in 2019 compared to 2018, which correlates to the increase in fees discussed in Annuity product charges.
The liability (net of coinsurance ceded) for lifetime income benefit riders was $1.2 billion and $808.2 million at September 30, 2019 and December 31, 2018, respectively.
Amortization of deferred sales inducements, in general, has been increasing each period due to growth in our annuity business and the deferral of sales inducements incurred with respect to sales of premium bonus annuity products. Bonus products represented 78% and 81% of our net annuity account values at September 30, 2019 and September 30, 2018, respectively. The increases in amortization from these factors have been affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments and net OTTI losses recognized in operations. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years.
Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$(113,177)	$48,025	$24,512	$183,460
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	57,102	9,912	(26,319)	59,763
Net realized gains (losses) on investments and net OTTI losses recognized in operations	306	(2,693)	(868)	(9,444)
Amortization of deferred sales inducements after gross profit adjustments	$(55,769)	$55,244	$(2,675)	$233,779
See Net income and Non-GAAP operating income above for discussion of the impact of unlocking on amortization of deferred sales inducements for the three and nine months ended September 30, 2019 and 2018. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2018.
Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives (see Note 5 to our unaudited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Fixed index annuities - embedded derivatives	$24,998	$196,808	$882,230	$(1,198,115)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	187,280	186,908	423,933	612,650
	$212,278	$383,716	$1,306,163	$(585,465)
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

The primary reasons for the decrease in the change in fair value of the fixed index annuity embedded derivatives during the three months ended September 30, 2019 was a decrease in the expected index credits on the next policy anniversary dates resulting from a smaller increase in the fair value of the call options acquired to fund these index credits during the three months ended September 30, 2019 as compared to the same period of 2018 which was partially offset by decreases in the discount rates for the three months ended September 30, 2019 as compared to increases in the discount rates for the three months ended September 30, 2018. The discount rates used in estimating our embedded derivative liabilities fluctuate based on changes in the general level of interest rates and credit spreads.
The primary reasons for the increase in the change in fair value of the fixed index annuity embedded derivatives during the nine months ended September 30, 2019 were increases in the expected index credits on the next policy anniversary dates resulting from increases in the fair value of the call options acquired to fund these index credits during the nine months ended September 30, 2019 as compared to decreases in the expected index credits on the next policy anniversary dates resulting from decreases in the fair value of the call options acquired to fund these index credits during the nine months ended September 30, 2018 and decreases in the discount rates for the nine months ended September 30, 2019 as compared to increases in the discount rates for the same period of 2018. The discount rates used in estimating our embedded derivative liabilities fluctuate based on changes in the general level of interest rates and credit spreads. See Net income above for discussion of the impact of unlocking on the fair value of the fixed index annuity embedded derivative for the three and nine months ended September 30, 2019 and 2018.
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
Amortization of deferred policy acquisition costs is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$(182,353)	$69,652	$19,162	$262,807
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	60,674	15,000	(64,259)	86,517
Net realized gains (losses) on investments and net OTTI losses recognized in operations	745	(3,599)	(759)	(12,583)
Amortization of deferred policy acquisition costs after gross profit adjustments	$(120,934)	$81,053	$(45,856)	$336,741
See Net income and Non-GAAP operating income above for discussion of the impact of unlocking on amortization of deferred policy acquisition costs for the three and nine months ended September 30, 2019 and 2018. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2018.
Other operating costs and expenses increased 21% to $38.6 million in the third quarter of 2019 and 20% to $115.0 million for the nine months ended September 30, 2019 compared to $31.9 million and $95.7 million for the same periods in 2018 and are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Salary and benefits	$20,170	$18,291	$61,263	$52,225
Risk charges	10,031	7,828	28,062	23,364
Other	8,353	5,805	25,634	20,115
Total other operating costs and expenses	$38,554	$31,924	$114,959	$95,704
Salary and benefits for the three and nine months ended September 30, 2019 reflect increases of $1.4 million and $4.4 million, respectively, due to an increased number of employees related to our growth and increases of $0.1 million and $3.4 million, respectively, for expense recognized under our equity and cash incentive compensation programs ("incentive compensation programs"). The increases in expenses related to our incentive compensation programs were primarily due to increases in the expected payouts due to a larger number of employees participating in the programs and higher potential payouts for certain employees participating in the programs. The increase in expenses related to our incentive compensation programs for the three months ended September 30, 2019 due to the factors described above was offset by expense related to our incentive compensation programs recognized during the three months ended September 30, 2018 as a result of an increase in the expected payout under our incentive compensation programs for 2018.

The increases in reinsurance risk charges expense for the three and nine months ended September 30, 2019 compared to the same periods in 2018 were due to increases in the amount of excess regulatory reserves ceded to an unaffiliated reinsurer pursuant to a reinsurance agreement primarily as a result of the replacement of the previous agreement with a new agreement effective April 1, 2019. The impact from increasing the amount of excess regulatory reserves ceded was partially offset by a lower risk charge percentage in the new agreement. The excess regulatory reserves ceded at September 30, 2019 and 2018 were $1,132.2 million and $769.3 million, respectively.
Other expenses increased for the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily as a result of increases in consulting and professional services fees, increases in depreciation and maintenance expenses primarily related to software and hardware assets, increases in licensing fees which are based on the level of policyholder funds under management allocated to index strategies and increases in non-deferrable trail commissions.
Income tax expense was $13.6 million in the third quarter of 2019 and $8.8 million for the nine months ended September 30, 2019 compared to $38.3 million and $95.3 million for the same periods in 2018. The changes in income tax expense were primarily due to changes in income before income taxes. The effective income tax rates for the three and nine months ended September 30, 2019 were 26.8% and 25.3%, respectively, and 18.5% and 19.1% for the same periods in 2018, respectively.
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
The effective income tax rate was impacted by a discrete tax item related to share-based compensation that provided a tax benefit (expense) for the three and nine months ended September 30, 2019 of approximately $(0.1) million and $1.3 million, respectively, and $0.1 million and $2.5 million for the same periods in 2018, respectively. In addition, the effective tax rate for the three and nine months ended September 30, 2018 benefited from a discrete tax item for a worthless stock deduction related to a wholly-owned subsidiary which reduced income tax expense by approximately $7.4 million. Income tax expense for the three and nine months ended September 30, 2019 reflects an increase in income tax expense of approximately $2.5 million related to the reversal of the impact of capital losses expected to be carried back to periods in which a 35% statutory rate was in effect. Income tax expense for the three months ended September 30, 2018 reflects an increase in income tax expense of $1.0 million and income tax expense for the nine months ended September 30, 2018 reflects a decrease in income tax expense of $2.1 million as a result of changes in capital losses expected to be carried back to periods in which a 35% statutory tax rate was in effect. The effective income tax rates excluding the impact of the discrete items and the impact of the expected loss carrybacks were 21.50% and 21.53%, respectively, for the three and nine months ended September 30, 2019 and 21.58% and 21.49% for the same periods in 2018, respectively.

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
The composition of our investment portfolio is summarized as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$12,343	—%	$11,652	—%
United States Government sponsored agencies	695,030	1.2%	1,138,529	2.3%
United States municipalities, states and territories	4,517,661	8.0%	4,126,267	8.3%
Foreign government obligations	207,420	0.4%	230,274	0.5%
Corporate securities	32,897,127	58.0%	28,371,514	57.4%
Residential mortgage backed securities	1,557,156	2.7%	1,202,159	2.4%
Commercial mortgage backed securities	5,839,510	10.3%	5,379,003	10.9%
Other asset backed securities	6,128,137	10.8%	5,464,329	11.1%
Total fixed maturity securities	51,854,384	91.4%	45,923,727	92.9%
Mortgage loans on real estate	3,212,075	5.7%	2,943,091	6.0%
Derivative instruments	963,081	1.7%	205,149	0.4%
Other investments	694,416	1.2%	355,531	0.7%
	$56,723,956	100.0%	$49,427,498	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	September 30, 2019		December 31, 2018
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$30,619,526	59.0%	$27,052,481	58.9%
Baa	19,931,665	38.4%	17,265,590	37.6%
Total investment grade	50,551,191	97.4%	44,318,071	96.5%
Ba	1,022,165	2.0%	1,191,772	2.6%
B	84,566	0.2%	139,313	0.3%
Caa	102,503	0.2%	122,717	0.3%
Ca and lower	93,959	0.2%	151,854	0.3%
Total below investment grade	1,303,193	2.6%	1,605,656	3.5%
	$51,854,384	100.0%	$45,923,727	100.0%

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
A summary of our fixed maturity securities by NAIC designation is as follows:

	September 30, 2019				December 31, 2018
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$27,657,160	$30,351,227	$30,351,227	58.5%	$26,588,352	$26,921,843	$26,921,843	58.6%
2	19,171,556	20,232,420	20,232,420	39.0%	17,901,161	17,528,072	17,528,072	38.2%
3	1,179,714	1,145,174	1,145,174	2.2%	1,396,650	1,269,242	1,269,242	2.8%
4	126,833	101,830	101,830	0.2%	173,987	137,991	137,991	0.3%
5	29,759	16,920	16,920	0.1%	23,836	19,453	19,453	—%
6	5,534	6,813	6,813	—%	47,204	47,126	47,126	0.1%
	$48,170,556	$51,854,384	$51,854,384	100.0%	$46,131,190	$45,923,727	$45,923,727	100.0%
The amortized cost and fair value of fixed maturity securities at September 30, 2019, by contractual maturity, are presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses	Fair Value
		(Dollars in thousands)
September 30, 2019
Fixed maturity securities, available for sale:
United States Government full faith and credit	—	$—	$—	$—
United States Government sponsored agencies	4	325,000	(2,052)	322,948
United States municipalities, states and territories	14	100,941	(714)	100,227
Foreign government obligations	—	—	—	—
Corporate securities:
Finance, insurance and real estate	34	480,921	(5,671)	475,250
Manufacturing, construction and mining	20	197,171	(4,924)	192,247
Utilities and related sectors	13	113,546	(7,200)	106,346
Wholesale/retail trade	10	153,785	(13,527)	140,258
Services, media and other	69	687,332	(73,626)	613,706
Residential mortgage backed securities	21	129,642	(1,608)	128,034
Commercial mortgage backed securities	51	448,013	(5,242)	442,771
Other asset backed securities	650	4,318,986	(192,467)	4,126,519
	886	$6,955,337	$(307,031)	$6,648,306

December 31, 2018
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$8,650	$(322)	$8,328
United States Government sponsored agencies	23	1,066,544	(83,034)	983,510
United States municipalities, states and territories	136	518,758	(15,658)	503,100
Foreign government obligations	6	114,529	(4,159)	110,370
Corporate securities:
Finance, insurance and real estate	286	3,551,237	(164,727)	3,386,510
Manufacturing, construction and mining	231	2,515,204	(119,607)	2,395,597
Utilities and related sectors	273	3,032,710	(127,957)	2,904,753
Wholesale/retail trade	103	1,308,962	(77,554)	1,231,408
Services, media and other	529	6,040,083	(348,884)	5,691,199
Residential mortgage backed securities	33	172,427	(4,125)	168,302
Commercial mortgage backed securities	487	4,367,221	(134,826)	4,232,395
Other asset backed securities	604	4,615,477	(270,234)	4,345,243
	2,715	$27,311,802	$(1,351,087)	$25,960,715
The decrease in unrealized losses from December 31, 2018 to September 30, 2019 was primarily due to a decrease in interest rates and tightening credit spreads during the nine months ended September 30, 2019. The 10-year U.S. Treasury yields at September 30, 2019 and December 31, 2018 were 1.68% and 2.69%, respectively. The 30-year U.S. Treasury yields at September 30, 2019 and December 31, 2018 were 2.12% and 3.02%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
	(Dollars in thousands)
September 30, 2019
1	$2,671,365	40.2%	$(48,090)	15.7%
2	3,297,633	49.6%	(159,140)	51.8%
3	578,481	8.7%	(55,742)	18.1%
4	83,382	1.2%	(31,181)	10.2%
5	16,920	0.3%	(12,840)	4.2%
6	525	—%	(38)	—%
	$6,648,306	100.0%	$(307,031)	100.0%
December 31, 2018
1	$13,302,253	51.2%	$(552,455)	40.9%
2	11,301,715	43.5%	(622,053)	46.0%
3	1,170,941	4.5%	(129,441)	9.6%
4	127,222	0.5%	(40,927)	3.0%
5	19,453	0.1%	(4,383)	0.3%
6	39,131	0.2%	(1,828)	0.2%
	$25,960,715	100.0%	$(1,351,087)	100.0%
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 886 and 2,715 securities, respectively) have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018, along with a description of the factors causing the unrealized losses is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

The amortized cost and fair value of fixed maturity securities in an unrealized loss position and the number of months in a continuous unrealized loss position (fixed maturity securities that carry an NRSRO rating of BBB/Baa or higher are considered investment grade) were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
September 30, 2019
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	213	$1,834,549	$1,813,804	$(20,745)
Six months or more and less than twelve months	158	1,114,382	1,078,730	(35,652)
Twelve months or greater	391	3,243,312	3,093,191	(150,121)
Total investment grade	762	6,192,243	5,985,725	(206,518)
Below investment grade:
Less than six months	16	54,712	49,870	(4,842)
Six months or more and less than twelve months	22	107,541	99,693	(7,848)
Twelve months or greater	86	600,841	513,018	(87,823)
Total below investment grade	124	763,094	662,581	(100,513)
	886	$6,955,337	$6,648,306	$(307,031)

December 31, 2018
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	770	$6,986,778	$6,777,338	$(209,440)
Six months or more and less than twelve months	1,184	12,208,435	11,692,145	(516,290)
Twelve months or greater	606	6,639,807	6,186,550	(453,257)
Total investment grade	2,560	25,835,020	24,656,033	(1,178,987)
Below investment grade:
Less than six months	59	578,858	533,979	(44,879)
Six months or more and less than twelve months	44	371,075	338,056	(33,019)
Twelve months or greater	52	526,849	432,647	(94,202)
Total below investment grade	155	1,476,782	1,304,682	(172,100)
	2,715	$27,311,802	$25,960,715	$(1,351,087)

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
September 30, 2019
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—
Below investment grade:
Less than six months	4	22,745	15,602	(7,143)
Six months or more and less than twelve months	3	33,746	22,336	(11,410)
Twelve months or greater	4	61,974	32,389	(29,585)
Total below investment grade	11	118,465	70,327	(48,138)
	11	$118,465	$70,327	$(48,138)

December 31, 2018
Investment grade:
Less than six months	5	$103,637	$78,378	$(25,259)
Six months or more and less than twelve months	1	20,189	15,225	(4,964)
Twelve months or greater	—	—	—	—
Total investment grade	6	123,826	93,603	(30,223)
Below investment grade:
Less than six months	13	146,474	108,465	(38,009)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	3	45,594	26,665	(18,929)
Total below investment grade	16	192,068	135,130	(56,938)
	22	$315,894	$228,733	$(87,161)

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

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
September 30, 2019
Due in one year or less	$5,079	$5,043
Due after one year through five years	124,271	112,148
Due after five years through ten years	481,798	470,116
Due after ten years through twenty years	660,308	633,706
Due after twenty years	787,240	729,969
	2,058,696	1,950,982
Residential mortgage backed securities	129,642	128,034
Commercial mortgage backed securities	448,013	442,771
Other asset backed securities	4,318,986	4,126,519
	$6,955,337	$6,648,306

December 31, 2018
Due in one year or less	$31,590	$30,780
Due after one year through five years	2,596,616	2,534,891
Due after five years through ten years	7,196,565	6,907,961
Due after ten years through twenty years	3,247,923	3,056,474
Due after twenty years	5,083,983	4,684,669
	18,156,677	17,214,775
Residential mortgage backed securities	172,427	168,302
Commercial mortgage backed securities	4,367,221	4,232,395
Other asset backed securities	4,615,477	4,345,243
	$27,311,802	$25,960,715
International Exposure
We hold fixed maturity securities with international exposure. As of September 30, 2019, 24% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of our fixed maturity securities with international exposure are denominated in U.S. dollars. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	September 30, 2019
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$251,228	$280,532	0.5%
Asia/Pacific	461,327	504,876	1.0%
Non-GIIPS Europe	3,173,619	3,434,218	6.6%
Latin America	296,492	322,571	0.6%
Non-U.S. North America	1,413,332	1,545,172	3.0%
Australia & New Zealand	1,044,654	1,104,272	2.1%
Other	5,621,223	5,499,426	10.6%
	$12,261,875	$12,691,067	24.4%

(1)
Greece, Ireland, Italy, Portugal and Spain ("GIIPS"). All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

All of the securities presented in the table above are investment grade (NAIC designation of either 1 or 2), except for the following:

	September 30, 2019
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
GIIPS	$14,534	$15,917
Asia/Pacific	11,000	10,440
Non-GIIPS Europe	82,795	79,562
Latin America	59,980	64,017
Non-U.S. North America	50,449	51,259
Other	440,038	395,422
	$658,796	$616,617
Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e. significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of an other than temporary impairment. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. Specifically for corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. A security which has a 20% or greater change in market price relative to its amortized cost and/or a possibility of a loss of principal will be included on a list which is referred to as our watch list. We exclude from this list securities with unrealized losses which are related to market movements in interest rates and which have no factors indicating that such unrealized losses may be other than temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before a recovery is realized. In addition, we exclude our residential and commercial mortgage backed securities as we monitor all of our residential and commercial mortgage backed securities on a quarterly basis for changes in default rates, loss severities and expected cash flows for the purpose of assessing potential other than temporary impairments and related credit losses to be recognized in operations. At September 30, 2019, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Unrealized Gains (Losses)	Fair Value	Months in Continuous Unrealized Loss Position	Months Unrealized Losses Greater Than 20%
		(Dollars in thousands)
Below investment grade
Corporate securities:
Consumer discretionary	5	$52,607	$(6,089)	$46,518	0 - 56	0 - 19
Energy	4	55,696	(23,734)	31,962	31 - 61	1 - 52
Industrials	1	563	(38)	525	4	—
Materials	1	3,990	980	4,970	—	—
Other asset backed securities:
Financials	1	977	326	1,303	—	—
Industrials	1	8,559	(2,628)	5,931	47	10
	13	$122,392	$(31,183)	$91,209

We have determined that the unrealized losses of the securities on the watch list are temporary as we do not intend to sell these securities and it is more likely than not we will not have to sell these securities before recovery of their amortized cost. Our analysis of these securities and their credit performance at September 30, 2019 is as follows:
Corporate securities:
Consumer discretionary:  The decline in the value of certain of these securities is primarily due to weak operating performance and sales trends. The decrease in sales for certain of these securities related to a domestic based toy manufacturer is attributable to the liquidation of a major toy retailer during the fourth quarter of 2017. While the issuer has seen a decrease in operating performance, it has implemented a plan to reduce costs and stabilize its revenue and is executing on that plan. We have determined that these securities were not other than temporarily impaired due to our evaluation of the operating performance and the creditworthiness of the issuer and the fact that all required payments have been made. The decline in operating performance and sales trends of another of these securities related to a domestic company operating retail chain stores is a result of market deterioration being experienced in many companies within the retail market. We recognized an other than temporary impairment on this issuer during the fourth quarter of 2018 due to our evaluation of the operating performance and the credit worthiness of the issuer. In addition, we included a Brazilian food company whose operating trends came under pressure during 2018 due to export challenges, domestic poultry price weakness and a domestic trucking strike. As one of the world's largest food companies, we believe the company remains a viable entity even though operating metrics have declined. Most recently the company has experienced improvement in financial metrics due to a stronger macro environment for food producers. We have determined that these securities were not other than temporarily impaired due to our evaluation of their operating performance, asset base and creditworthiness of the borrower.
Energy, Industrials and Materials:  The decline in the value of these securities relates to continued operational pressure due to past declines in certain commodity prices specific to their businesses. The decline in these commodity prices creates financial challenges as the companies had to realign operations to accommodate the new environment. These issuers are stressed greater than the average company due to their price sensitivity and the specific position they hold in the supply chain. We recognized an other than temporary impairment on one of these issuers during the fourth quarter of 2018 due to our evaluation of the operating performance and the credit worthiness of the issuer. While the remaining issuers have seen their financial and profitability profile weakened, we have determined that the remaining securities were not other than temporarily impaired due to our evaluation of the operating performance and the credit worthiness of the issuer.
Other asset backed securities:
Financials:  The decline in value of this security relates directly to the decline in oil prices and the financial stability of its operator. The issuer has direct exposure to the oil market as its primary business is deep water drilling. As oil prices have remained low, the operator of the deep water vessel has experienced financial pressure on its balance sheet and similar vessel sales have been at softer valuations. We recognized an other than temporary impairment on this security during 2018.
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
During the three and nine months ended September 30, 2019, we recognized additional credit losses on residential mortgage backed securities on which we have previously recognized OTTI. In addition, during the nine months ended September 30, 2019, we recognized an OTTI of $0.3 million related to a commercial mortgage backed security due to our intent to sell the security and an OTTI of $0.6 million on an other asset backed security on which we have previously recognized OTTI.
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

Mortgage Loans on Real Estate
Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our commercial mortgage loans on real estate are reported at cost, net of loan loss allowances and deferred prepayment fees. At September 30, 2019 and December 31, 2018, the largest principal amount outstanding for any single mortgage loan was $23.3 million and $23.8 million, respectively, and the average loan size was $4.1 million and $3.8 million, respectively. In addition, the average loan to value ratio for the overall portfolio was 54.0% and 53.6% at September 30, 2019 and December 31, 2018, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 to our unaudited consolidated financial statements in this Form 10-Q, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At September 30, 2019, we had commitments to fund commercial mortgage loans totaling $173.3 million, with interest rates ranging from 3.60% to 5.78%. During 2019 and 2018, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the nine months ended September 30, 2019, we received $127.5 million in cash for loans being paid in full compared to $141.4 million for the nine months ended September 30, 2018. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
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
We have a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's debt service coverage ratio as a primary metric. A summary of our portfolio by debt service coverage ratio (based on most recent information collected) follows:

	September 30, 2019		December 31, 2018
	Principal Outstanding	Percent of Total Principal Outstanding	Principal Outstanding	Percent of Total Principal Outstanding
	(Dollars in thousands)
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$2,368,521	73.5%	$2,121,785	71.9%
Greater than or equal to 1.2 and less than 1.5	694,645	21.6%	645,470	21.8%
Greater than or equal to 1.0 and less than 1.2	128,519	4.0%	127,083	4.3%
Less than 1.0	29,467	0.9%	58,126	2.0%
	$3,221,152	100.0%	$2,952,464	100.0%
All of our mortgage loans (based on principal outstanding) that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at September 30, 2019.
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

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Impaired mortgage loans with an allowance	$1,235	$1,253
Impaired mortgage loans with no related allowance	—	—
Allowance for probable loan losses	(229)	(229)
Net carrying value of impaired mortgage loans	$1,006	$1,024
At September 30, 2019, we had no commercial mortgage loans that were delinquent (60 days or more past due at the reporting date) in their principal and interest payments.

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
Liquidity and Capital Resources
Our insurance subsidiaries continue to have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $1.5 billion for the nine months ended September 30, 2019 compared to $952.3 million for the nine months ended September 30, 2018, with the increase attributable to a $895.4 million increase in net annuity deposits after coinsurance, which was partially offset by a $371.0 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and fixed rate commercial mortgage loans.
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
Currently, American Equity Investment Life Insurance Company ("American Equity Life") may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2019, up to $325.2 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $2.0 billion of statutory earned surplus at September 30, 2019.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of September 30, 2019, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to maintain this rating objective. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
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
Cash and cash equivalents of the parent holding company at September 30, 2019, were $57.7 million. The parent holding company contributed $50 million of cash to American Equity Life during the second quarter of 2019. In addition, we have a $150 million revolving line of credit, with no borrowings outstanding, available through September 2021 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions.

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
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of our products, the fair value of our investments, and the amount of interest we pay on our floating rate subordinated debentures. Our floating rate trust preferred securities bear interest at the three month LIBOR plus 3.50% - 4.00%. Our outstanding balance of floating rate trust preferred securities was $164.5 million at September 30, 2019, of which $85.5 million has been swapped to a fixed rate until March 2021 and $79.0 million has been capped until July 2021 (see Note 5 to our unaudited consolidated financial statements in this Form 10-Q). The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust crediting rates (caps, participation rates or asset fee rates for fixed index annuities) on substantially all of our annuity liabilities at least annually (subject to minimum guaranteed values). In addition, substantially all of our annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.
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
If interest rates were to increase 10% (21 basis points) from levels at September 30, 2019, we estimate that the fair value of our fixed maturity securities would decrease by approximately $791.2 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $359.4 million in accumulated other comprehensive income (loss) and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of an other than temporary impairment) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2018 for a further discussion of liquidity risk.
The amortized cost of fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, was $8.9 billion as of September 30, 2019. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At September 30, 2019, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies. At September 30, 2019, approximately 18% of our annuity liabilities were at minimum guaranteed crediting rates.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Proceeds received at expiration of options related to such credits	$95,491	$378,149	$320,381	$1,145,322
Annual index credits to policyholders on their anniversaries	92,343	369,011	310,020	1,127,556
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of September 30, 2019 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
During the quarter ended September 30, 2019, we implemented an enhanced actuarial valuation system that is used in the calculations of deferred policy acquisition costs, deferred sales inducements and policy liabilities for fixed index and fixed rate annuities. During implementation, we followed a development process that required significant planning, design and testing to ensure an ongoing effective control environment. In connection with the implementation, we evaluated and, where appropriate, made changes to the affected internal controls to maintain and enhance, through increased automation and further integration of related actuarial processes, the effectiveness of internal control over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 7 - Commitments and Contingencies to the unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures.
Item 1A. Risk Factors
Our 2018 Annual Report on Form 10-K described our Risk Factors. We added the Risk Factor titled Securities Lending in our Form 10-Q for the quarterly period ended March 31, 2019 due to our our participation in a securities lending program commencing during the first quarter of 2019. There have been no other material changes to the Risk Factors during the nine months ended September 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Securities
The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share
January 1, 2019 - January 31, 2019	—	$—
February 1, 2019 - February 28, 2019	—	$—
March 1, 2019 - March 31, 2019	—	$—
April 1, 2019 - April 30, 2019	—	$—
May 1, 2019 - May 31, 2019	—	$—
June 1, 2019 - June 30, 2019	14,538	$28.09
July 1, 2019 - July 31, 2019	822	$26.49
August 1, 2019 - August 31, 2019	755	$23.97
September 1, 2019 - September 30, 2019	—	$—
Total	16,115

(a)	Includes the number of shares of common stock utilized to execute certain stock incentive awards.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended September 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	The cover page from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended September 30, 2019 formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 8, 2019	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ John M. Matovina
John M. Matovina, Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Ted M. Johnson
Ted M. Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

		By:	/s/ Scott A. Samuelson
Scott A. Samuelson, Vice President and Chief Accounting Officer
(Principal Accounting Officer)