Form 10-Q
period 2020-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2020-08-10
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
(515) 221-0002
(Registrant's telephone number, including area code)
Securities registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $1	AEL	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 5.95% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series A	AELPRA	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 6.625% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series B	AELPRB	New York Stock Exchange
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

APPLICABLE TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of August 3, 2020, there were 91,954,552 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Investments:
Fixed maturity securities, available for sale, at fair value (amortized cost of $46,951,043 as of 2020 and $48,238,946 as of 2019; allowance for credit losses of $50,186 as of 2020)	$50,738,792	$51,580,490
Mortgage loans on real estate (net of allowance for credit losses of $20,089 as of 2020 and $9,179 as of 2019)	3,958,233	3,448,793
Derivative instruments	672,958	1,355,989
Other investments	479,099	492,301
Total investments	55,849,082	56,877,573

Cash and cash equivalents	2,408,635	2,293,392
Coinsurance deposits (net of allowance for credit losses of $3,948 as of 2020 and $0 as of 2019)	4,962,859	5,115,013
Accrued investment income	450,290	472,826
Deferred policy acquisition costs	2,920,793	2,923,454
Deferred sales inducements	1,937,083	1,966,723
Income taxes recoverable	35,962	—
Other assets	43,592	47,571
Total assets	$68,608,296	$69,696,552

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$61,669,232	$61,893,945
Other policy funds and contract claims	244,186	256,105
Notes payable	495,388	495,116
Subordinated debentures	77,964	157,265
Deferred income taxes	229,757	177,897
Income taxes payable	—	429
Other liabilities	829,710	2,145,676
Total liabilities	63,546,237	65,126,433

Stockholders' equity:
Preferred stock, Series A; par value $1 per share; $400,000 aggregate liquidation preference; 20,000 shares authorized; issued and outstanding: 2020 - 16,000 shares; 2019 - 16,000 shares	16	16
Preferred stock, Series B; par value $1 per share; $300,000 aggregate liquidation preference; 12,000 shares authorized; issued and outstanding: 2020 - 12,000 shares; 2019 - no shares	12	—
Common stock; par value $1 per share; 200,000,000 shares authorized; issued and outstanding: 2020 - 91,595,066 shares (excluding 1,171,451 treasury shares); 2019 - 91,107,555 shares (excluding 1,344,193 treasury shares)	91,595	91,107
Additional paid-in capital	1,508,171	1,212,311
Accumulated other comprehensive income	1,719,839	1,497,921
Retained earnings	1,742,426	1,768,764
Total stockholders' equity	5,062,059	4,570,119
Total liabilities and stockholders' equity	$68,608,296	$69,696,552
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Premiums and other considerations	$11,032	$4,126	$18,696	$9,536
Annuity product charges	63,438	60,700	122,987	113,666
Net investment income	543,704	570,568	1,117,022	1,129,006
Change in fair value of derivatives	327,662	76,045	(614,212)	460,514
Net realized gains (losses) on investments	(25,888)	(3,832)	(46,224)	(4,395)
Other than temporary impairment (OTTI) losses on investments:
Total OTTI losses	—	(998)	—	(998)
Portion of OTTI losses recognized from other comprehensive income	—	(215)	—	(215)
Net OTTI losses recognized in operations	—	(1,213)	—	(1,213)
Loss on extinguishment of debt	—	—	(2,024)	—
Total revenues	919,948	706,394	596,245	1,707,114

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	13,331	6,939	23,403	16,238
Interest sensitive and index product benefits	240,992	251,103	641,211	387,777
Amortization of deferred sales inducements	(75,178)	19,785	(1,587)	53,094
Change in fair value of embedded derivatives	1,126,935	327,562	(123,126)	1,093,885
Interest expense on notes payable	6,388	6,380	12,773	12,759
Interest expense on subordinated debentures	1,321	4,057	2,909	8,145
Amortization of deferred policy acquisition costs	(119,889)	29,946	813	75,078
Other operating costs and expenses	41,951	37,426	85,577	76,405
Total benefits and expenses	1,235,851	683,198	641,973	1,723,381
Income (loss) before income taxes	(315,903)	23,196	(45,728)	(16,267)
Income tax expense (benefit)	(68,474)	4,606	(41,246)	(4,847)
Net income (loss)	(247,429)	18,590	(4,482)	(11,420)
Less: Preferred stock dividends	5,950	—	12,561	—
Net income (loss) available to common stockholders	$(253,379)	$18,590	$(17,043)	$(11,420)

Earnings (loss) per common share	$(2.76)	$0.20	$(0.19)	$(0.13)
Earnings (loss) per common share - assuming dilution	$(2.76)	$0.20	$(0.19)	$(0.13)

Weighted average common shares outstanding (in thousands):
Earnings (loss) per common share	91,803	91,103	91,724	90,994
Earnings (loss) per common share - assuming dilution	92,027	91,785	92,024	91,765
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(247,429)	$18,590	$(4,482)	$(11,420)
Other comprehensive income:
Change in net unrealized investment gains/losses (1)	1,898,567	677,320	273,492	1,394,233
Noncredit component of OTTI losses (1)	—	103	—	103
Reclassification of unrealized investment gains/losses to net income (loss) (1)	(2)	1,422	7,418	1,128
Other comprehensive income before income tax	1,898,565	678,845	280,910	1,395,464
Income tax effect related to other comprehensive income	(398,700)	(142,558)	(58,992)	(293,048)
Other comprehensive income	1,499,865	536,287	221,918	1,102,416
Comprehensive income	$1,252,436	$554,877	$217,436	$1,090,996

(1)	Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
For the six months ended June 30, 2020
Balance at December 31, 2019	$16	$91,107	$1,212,311	$1,497,921	$1,768,764	$4,570,119
Net loss for period	—	—	—	—	(4,482)	(4,482)
Other comprehensive income	—	—	—	221,918	—	221,918
Issuance of preferred stock	12	—	290,248	—	—	290,260
Share-based compensation	—	—	4,394	—	—	4,394
Issuance of 487,511 shares of common stock under compensation plans	—	488	1,218	—	—	1,706
Cumulative effect of change in accounting principle	—	—	—	—	(9,295)	(9,295)
Dividends on preferred stock	—	—	—	—	(12,561)	(12,561)
Balance at June 30, 2020	$28	$91,595	$1,508,171	$1,719,839	$1,742,426	$5,062,059

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
For the three months ended June 30, 2020
Balance at March 31, 2020	$16	$91,498	$1,215,464	$219,974	$1,995,805	$3,522,757
Net loss for period	—	—	—	—	(247,429)	(247,429)
Other comprehensive income	—	—	—	1,499,865	—	1,499,865
Issuance of preferred stock	12	—	290,248	—	—	290,260
Share-based compensation	—	—	2,105	—	—	2,105
Issuance of 97,225 shares of common stock under compensation plans	—	97	354	—	—	451
Dividends on preferred stock	—	—	—	—	(5,950)	(5,950)
Balance at June 30, 2020	$28	$91,595	$1,508,171	$1,719,839	$1,742,426	$5,062,059

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
For the six months ended June 30, 2019
Balance at December 31, 2018	$—	$90,369	$811,186	$(52,432)	$1,549,978	$2,399,101
Net loss for period	—	—	—	—	(11,420)	(11,420)
Other comprehensive income	—	—	—	1,102,416	—	1,102,416
Share-based compensation	—	—	7,360	—	—	7,360
Issuance of 567,095 shares of common stock under compensation plans	—	567	(549)	—	—	18
Balance at June 30, 2019	$—	$90,936	$817,997	$1,049,984	$1,538,558	$3,497,475

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
For the three months ended June 30, 2019
Balance at March 31, 2019	$—	$90,784	$815,088	$513,697	$1,519,968	$2,939,537
Net income for period	—	—	—	—	18,590	18,590
Other comprehensive income	—	—	—	536,287	—	536,287
Share-based compensation	—	—	3,155	—	—	3,155
Issuance of 152,201 shares of common stock under compensation plans	—	152	(246)	—	—	(94)
Balance at June 30, 2019	$—	$90,936	$817,997	$1,049,984	$1,538,558	$3,497,475
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income (loss)	$(4,482)	$(11,420)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest sensitive and index product benefits	641,211	387,777
Amortization of deferred sales inducements	(1,587)	53,094
Annuity product charges	(122,987)	(113,666)
Change in fair value of embedded derivatives	(123,126)	1,093,885
Change in traditional life and accident and health insurance reserves	3,322	(2,889)
Policy acquisition costs deferred	(123,861)	(236,076)
Amortization of deferred policy acquisition costs	813	75,078
Provision for depreciation and other amortization	2,485	1,916
Amortization of discounts and premiums on investments	17,645	12,734
Realized gains/losses on investments	46,224	5,608
Distributions from equity method investments	—	753
Change in fair value of derivatives	614,212	(460,326)
Deferred income taxes	(7,132)	(11,207)
Loss on extinguishment of debt	2,024	—
Share-based compensation	4,394	7,360
Change in accrued investment income	22,536	(11,935)
Change in income taxes recoverable/payable	(36,391)	(21,547)
Change in other assets	3,055	(4,868)
Change in other policy funds and contract claims	(15,222)	(10,605)
Change in collateral held for derivatives	(727,069)	680,208
Change in collateral held for securities lending	(494,280)	441,908
Change in other liabilities	(36,407)	1,306
Other	6,727	(5,854)
Net cash provided by (used in) operating activities	(327,896)	1,871,234

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities, available for sale	2,413,147	859,767
Mortgage loans on real estate	129,531	136,035
Derivative instruments	430,662	238,557
Other investments	3,013	3,407
Acquisitions of investments:
Fixed maturity securities, available for sale	(1,137,134)	(2,199,848)
Mortgage loans on real estate	(654,936)	(276,385)
Derivative instruments	(389,877)	(419,798)
Other investments	(4,936)	(291,519)
Purchases of property, furniture and equipment	(11,624)	(1,400)
Net cash provided by (used in) investing activities	777,846	(1,951,184)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Financing activities
Receipts credited to annuity policyholder account balances	$1,248,172	$2,732,241
Coinsurance deposits	204,759	59,190
Return of annuity policyholder account balances	(1,971,344)	(1,726,013)
Repayment of subordinated debentures	(81,450)	—
Net proceeds from amounts due under repurchase agreements	—	(109,298)
Proceeds from issuance of preferred stock, net	290,260	—
Proceeds from issuance of common stock, net	1,706	18
Change in checks in excess of cash balance	(14,249)	(4,617)
Preferred stock dividends	(12,561)	—
Net cash provided by (used in) financing activities	(334,707)	951,521
Increase in cash and cash equivalents	115,243	871,571
Cash and cash equivalents at beginning of period	2,293,392	344,396
Cash and cash equivalents at end of period	$2,408,635	$1,215,967

Supplemental disclosures of cash flow information
Cash paid (received) during period for:
Interest expense	$16,427	$22,513
Income taxes	(161)	28,193
Non-cash operating activity:
Deferral of sales inducements	47,262	93,991
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company ("we", "us", "our" or the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities, available for sale	$50,738,792	$50,738,792	$51,580,490	$51,580,490
Mortgage loans on real estate	3,958,233	4,044,873	3,448,793	3,536,446
Derivative instruments	672,958	672,958	1,355,989	1,355,989
Other investments	479,099	479,099	492,301	492,301
Cash and cash equivalents	2,408,635	2,408,635	2,293,392	2,293,392
Coinsurance deposits	4,962,859	4,527,374	5,115,013	4,635,926
Interest rate caps	—	—	6	6

Liabilities
Policy benefit reserves	61,312,957	51,865,732	61,540,992	51,800,247
Single premium immediate annuity (SPIA) benefit reserves	243,910	251,599	255,698	263,773
Notes payable	495,388	543,520	495,116	541,520
Subordinated debentures	77,964	74,084	157,265	168,357

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

Our assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2020
Assets
Fixed maturity securities, available for sale:
United States Government full faith and credit	$39,342	$33,057	$6,285	$—
United States Government sponsored agencies	343,387	—	343,387	—
United States municipalities, states and territories	3,778,710	—	3,778,710	—
Foreign government obligations	207,509	—	207,509	—
Corporate securities	33,330,711	10	33,330,701	—
Residential mortgage backed securities	1,712,725	—	1,712,725	—
Commercial mortgage backed securities	5,393,062	—	5,393,062	—
Other asset backed securities	5,933,346	—	5,933,346	—
Derivative instruments	672,958	—	672,958	—
Cash and cash equivalents	2,408,635	2,408,635	—	—
	$53,820,385	$2,441,702	$51,378,683	$—
Liabilities
Fixed index annuities - embedded derivatives	$9,418,485	$—	$—	$9,418,485

December 31, 2019
Assets
Fixed maturity securities, available for sale:
United States Government full faith and credit	$161,765	$155,945	$5,820	$—
United States Government sponsored agencies	625,020	—	625,020	—
United States municipalities, states and territories	4,527,671	—	4,527,671	—
Foreign government obligations	205,096	—	205,096	—
Corporate securities	32,536,839	4	32,536,835	—
Residential mortgage backed securities	1,575,664	—	1,575,664	—
Commercial mortgage backed securities	5,786,279	—	5,786,279	—
Other asset backed securities	6,162,156	—	6,162,156	—
Derivative instruments	1,355,989	—	1,355,989	—
Cash and cash equivalents	2,293,392	2,293,392	—	—
Interest rate caps	6	—	6	—
	$55,229,877	$2,449,341	$52,780,536	$—
Liabilities
Fixed index annuities - embedded derivatives	$9,624,395	$—	$—	$9,624,395

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparison of the prices to a secondary pricing source, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of June 30, 2020 and December 31, 2019.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of both June 30, 2020 and December 31, 2019, we utilized an estimate of 2.90% for the expected cost of annual call options, which is based on estimated long-term account value growth and a historical review of our actual option costs.
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

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
1 - 5	0.98%	0.90%	3.38%	3.33%
6 - 10	1.29%	1.29%	3.87%	3.84%
11 - 15	3.11%	3.31%	4.12%	4.12%
16 - 20	7.74%	8.52%	4.21%	4.18%
20+	7.29%	7.10%	4.12%	4.12%

Lapse rates are generally expected to increase as surrender charge percentages decrease. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.
The following table provides a reconciliation of the beginning and ending balances for our Level 3 liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$8,451,482	$8,876,055	$9,624,395	$8,165,405
Premiums less benefits	53,019	200,472	165,177	258,480
Change in fair value, net	913,984	204,590	(371,087)	857,232
Ending balance	$9,418,485	$9,281,117	$9,418,485	$9,281,117

The fair value of our fixed index annuities embedded derivatives is net of coinsurance ceded of $637.2 million and $644.6 million as of June 30, 2020 and December 31, 2019, respectively. Change in fair value, net for each period in our embedded derivatives is included in change in fair value of embedded derivatives in the unaudited consolidated statements of operations.

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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at June 30, 2020, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $868.6 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $360.2 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rates used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $967.6 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $419.4 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At June 30, 2020 and December 31, 2019, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(Dollars in thousands)
June 30, 2020
Fixed maturity securities, available for sale:
United States Government full faith and credit	$36,507	$2,835	$—	$—	$39,342
United States Government sponsored agencies	293,731	49,656	—	—	343,387
United States municipalities, states and territories	3,283,321	497,428	(2,039)	—	3,778,710
Foreign government obligations	187,021	21,616	(1,128)	—	207,509
Corporate securities	29,734,789	3,889,518	(246,847)	(46,749)	33,330,711
Residential mortgage backed securities	1,588,760	129,579	(4,837)	(777)	1,712,725
Commercial mortgage backed securities	5,524,081	138,590	(266,949)	(2,660)	5,393,062
Other asset backed securities	6,302,833	96,404	(465,891)	—	5,933,346
	$46,951,043	$4,825,626	$(987,691)	$(50,186)	$50,738,792

December 31, 2019
Fixed maturity securities, available for sale:
United States Government full faith and credit	$161,492	$369	$(96)	$—	$161,765
United States Government sponsored agencies	601,672	28,133	(4,785)	—	625,020
United States municipalities, states and territories	4,147,343	388,578	(8,250)	—	4,527,671
Foreign government obligations	186,993	18,103	—	—	205,096
Corporate securities	29,822,172	2,796,926	(82,259)	—	32,536,839
Residential mortgage backed securities	1,477,738	101,617	(3,691)	—	1,575,664
Commercial mortgage backed securities	5,591,167	208,895	(13,783)	—	5,786,279
Other asset backed securities	6,250,369	90,978	(179,191)	—	6,162,156
	$48,238,946	$3,633,599	$(292,055)	$—	$51,580,490

(1) Amortized cost excludes accrued interest receivable of $432.0 million as of June 30, 2020.
The amortized cost and fair value of fixed maturity securities at June 30, 2020, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$425,542	$432,132
Due after one year through five years	6,511,972	6,869,898
Due after five years through ten years	9,337,950	10,131,288
Due after ten years through twenty years	9,676,298	11,429,195
Due after twenty years	7,583,607	8,837,146
	33,535,369	37,699,659
Residential mortgage backed securities	1,588,760	1,712,725
Commercial mortgage backed securities	5,524,081	5,393,062
Other asset backed securities	6,302,833	5,933,346
	$46,951,043	$50,738,792

Net unrealized gains on available for sale fixed maturity securities reported as a separate component of stockholders' equity were comprised of the following:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities	$3,826,652	$3,341,544
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(1,678,164)	(1,473,966)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	(451,183)	(392,191)
Net unrealized gains reported as accumulated other comprehensive income	$1,719,839	$1,497,921

The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO’s"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 97% and 98% of our fixed maturity portfolio rated investment grade at June 30, 2020 and December 31, 2019, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	June 30, 2020		December 31, 2019
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$25,587,355	$28,327,288	$27,781,525	$30,122,657
2	19,487,757	20,765,334	19,278,355	20,316,911
3	1,577,056	1,430,998	1,001,087	977,191
4	185,879	156,234	114,497	112,534
5	51,893	31,644	57,952	45,205
6	61,103	27,294	5,530	5,992
	$46,951,043	$50,738,792	$48,238,946	$51,580,490

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 1,613 and 1,033 securities, respectively) have been in a continuous unrealized loss position, at June 30, 2020 and December 31, 2019:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(Dollars in thousands)
June 30, 2020
Fixed maturity securities, available for sale:
United States municipalities, states and territories	$51,931	$(2,039)	$—	$—	$51,931	$(2,039)
Foreign government obligations	23,057	(1,128)	—	—	23,057	(1,128)
Corporate securities:
Finance, insurance and real estate	626,564	(23,749)	—	—	626,564	(23,749)
Manufacturing, construction and mining	280,272	(12,977)	18,451	(2,678)	298,723	(15,655)
Utilities and related sectors	457,237	(62,364)	37,346	(9,405)	494,583	(71,769)
Wholesale/retail trade	185,882	(21,316)	105,576	(27,228)	291,458	(48,544)
Services, media and other	570,547	(64,840)	234,595	(69,039)	805,142	(133,879)
Residential mortgage backed securities	221,327	(3,882)	12,675	(1,732)	234,002	(5,614)
Commercial mortgage backed securities	2,711,400	(249,494)	88,303	(20,115)	2,799,703	(269,609)
Other asset backed securities	2,161,262	(125,269)	2,677,210	(340,622)	4,838,472	(465,891)
	$7,289,479	$(567,058)	$3,174,156	$(470,819)	$10,463,635	$(1,037,877)

December 31, 2019
Fixed maturity securities, available for sale:
United States Government full faith and credit	$144,582	$(96)	$—	$—	$144,582	$(96)
United States Government sponsored agencies	168,732	(1,229)	201,444	(3,556)	370,176	(4,785)
United States municipalities, states and territories	285,481	(8,173)	3,081	(77)	288,562	(8,250)
Corporate securities:
Finance, insurance and real estate	267,521	(4,785)	121,993	(4,744)	389,514	(9,529)
Manufacturing, construction and mining	161,633	(6,039)	44,606	(3,951)	206,239	(9,990)
Utilities and related sectors	334,635	(7,730)	51,269	(3,482)	385,904	(11,212)
Wholesale/retail trade	54,289	(1,751)	129,364	(9,411)	183,653	(11,162)
Services, media and other	275,135	(6,135)	316,086	(34,231)	591,221	(40,366)
Residential mortgage backed securities	212,404	(2,686)	11,332	(1,005)	223,736	(3,691)
Commercial mortgage backed securities	602,394	(9,366)	194,328	(4,417)	796,722	(13,783)
Other asset backed securities	752,413	(11,709)	3,375,016	(167,482)	4,127,429	(179,191)
	$3,259,219	$(59,699)	$4,448,519	$(232,356)	$7,707,738	$(292,055)

(1) Unrealized losses have not been reduced to reflect the allowance for credit losses of $50.2 million as of June 30, 2020.
The unrealized losses at June 30, 2020 are principally related to the impacts the COVID-19 pandemic had on credit markets. In addition, certain unrealized losses at June 30, 2020 are related to the timing of the purchases of certain securities, which carry less yield than those currently available. Approximately 80% and 79% of the unrealized losses on fixed maturity securities shown in the above table for June 30, 2020 and December 31, 2019, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
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

Changes in net unrealized gains/losses on investments for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Fixed maturity securities available for sale carried at fair value	$3,347,516	$1,383,290	$485,108	$2,900,810

Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(1,448,951)	(704,445)	(204,198)	(1,505,346)
Deferred income tax asset/liability	(398,700)	(142,558)	(58,992)	(293,048)
	(1,847,651)	(847,003)	(263,190)	(1,798,394)
Change in net unrealized gains/losses on investments carried at fair value	$1,499,865	$536,287	$221,918	$1,102,416

Proceeds from sales of available for sale fixed maturity securities for the six months ended June 30, 2020 and 2019 were $973.4 million and $359.3 million, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the six months ended June 30, 2020 and 2019 were $1.4 billion and $500.5 million, respectively.
Net realized gains (losses) on investments for the three and six months ended June 30, 2020 and 2019, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$1,215	$5,255	$15,453	$6,426
Gross realized losses	(264)	(2,287)	(1,470)	(4,081)
Credit losses (1)	(25,041)	—	(56,412)	—
	(24,090)	2,968	(42,429)	2,345
Other investments:
Gross realized gains	—	7,296	—	7,296
Gross realized losses	—	(14,446)	—	(14,446)
	—	(7,150)	—	(7,150)
Mortgage loans on real estate:
Increase (decrease) in allowance for credit losses	(2,510)	350	(4,507)	410
Recovery of specific allowance	712	—	712	—
	(1,798)	350	(3,795)	410
	$(25,888)	$(3,832)	$(46,224)	$(4,395)

(1) Prior to adopting authoritative guidance effective January 1, 2020, credit losses on available for sale fixed maturity securities were classified as other than temporary impairments and reported in a separate line item in the Consolidated statements of operations. We recognized $1.2 million of other than temporary impairments during the three and six months ended June 30, 2019.
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
If we do not intend to sell and it is not more likely than not we will be required to sell the debt security but also do not expect to recover the entire amortized cost basis of the security, a credit loss would be recognized in operations for the amount of the expected credit loss. We determine the amount of expected credit loss by calculating the present value of the cash flows expected to be collected discounted at each security's acquisition yield based on our consideration of whether the security was of high credit quality at the time of acquisition. The difference between the present value of expected future cash flows and the amortized cost basis of the security is the amount of credit loss recognized in operations. The recognized credit loss is limited to the total unrealized loss on the security (i.e., the fair value floor).
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

The following table provides a rollforward of the allowance for credit loss:

	Three Months Ended June 30, 2020
	Corporate Securities	Commercial Mortgage Backed Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance (1)	$28,332	$—	$—	$—	$28,332
Additions for credit losses not previously recorded	18,417	5,847	777	—	25,041
Reduction for securities with credit losses due to intent to sell	—	(3,187)	—	—	(3,187)
Ending balance	$46,749	$2,660	$777	$—	$50,186

	Six Months Ended June 30, 2020
	Corporate Securities	Commercial Mortgage Backed Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance (1)	$—	$—	$—	$—	$—
Additions for credit losses not previously recorded	46,749	8,338	777	548	56,412
Reduction for securities with credit losses due to intent to sell	—	(5,678)	—	(548)	(6,226)
Ending balance	$46,749	$2,660	$777	$—	$50,186
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
If we did not intend to sell and it was not more likely than not we would be required to sell the debt security but also did not expect to recover the entire amortized cost basis of the security, an impairment loss was recognized in operations in the amount of the expected credit loss. The difference between the present value of expected future cash flows and the amortized cost basis of the security was the amount of credit loss recognized in operations. The remaining amount of the other than temporary impairment was recognized in other comprehensive income.
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
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(175,398)	$(175,398)
Additions for the amount related to credit losses for which OTTI has not previously been recognized	(998)	(998)
Additional credit losses on securities for which OTTI has previously been recognized	(215)	(215)
Accumulated losses on securities that were disposed of during the period	10,960	10,960
Cumulative credit loss at end of period	$(165,651)	$(165,651)

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

4. Mortgage Loans on Real Estate
Our financing receivables consist of the following two portfolio segments: commercial mortgage loans and residential mortgage loans. Our commercial and residential mortgage loan portfolios are summarized in the following table. There were commitments outstanding of $65.1 million at June 30, 2020.

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Commercial mortgage loans:
Principal outstanding	$3,828,972	$3,458,914
Deferred fees and costs, net	(1,858)	(942)
Amortized cost	3,827,114	3,457,972
Valuation allowance	(18,439)	(9,179)
Commercial mortgage loans, carrying value	3,808,675	3,448,793

Residential mortgage loans:
Principal outstanding	153,913	—
Deferred fees and costs, net	373	—
Unamortized discount	(3,078)	—
Amortized cost	151,208	—
Valuation allowance	(1,650)	—
Residential mortgage loans, carrying value	149,558	—
Mortgage loans, carrying value	$3,958,233	$3,448,793

Our commercial mortgage loan portfolio consists of loans collateralized by the related properties and diversified as to property type, location and loan size. Our lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. The commercial mortgage loan portfolio is summarized by geographic region and property type as follows:

	June 30, 2020		December 31, 2019
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$714,198	18.7%	$645,991	18.7%
Middle Atlantic	287,864	7.5%	284,597	8.2%
Mountain	444,495	11.6%	389,892	11.3%
New England	25,066	0.7%	9,152	0.3%
Pacific	782,240	20.4%	655,518	19.0%
South Atlantic	820,260	21.4%	751,199	21.7%
West North Central	308,874	8.1%	302,534	8.7%
West South Central	445,975	11.6%	420,031	12.1%
	$3,828,972	100.0%	$3,458,914	100.0%
Property type distribution
Office	$259,888	6.8%	$250,287	7.3%
Medical Office	27,372	0.7%	29,990	0.9%
Retail	1,225,212	32.0%	1,225,670	35.4%
Industrial/Warehouse	974,579	25.5%	896,558	25.9%
Apartment	971,536	25.4%	858,679	24.8%
Agricultural	177,333	4.6%	51,303	1.5%
Mixed use/Other	193,052	5.0%	146,427	4.2%
	$3,828,972	100.0%	$3,458,914	100.0%

Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $153.9 million that were purchased on June 25, 2020. These loans are collateralized by the related properties and diversified as to location within the United States.
Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Interest income is included in Net investment income on our consolidated statements of operations. Accrued interest receivable, which was $15.5 million as of June 30, 2020, is included in Accrued investment income on our consolidated balance sheets.
Loan Valuation Allowance
We establish a valuation allowance to provide for the risk of credit losses inherent in our mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost, which excludes accrued interest receivable. We do not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balances to net investment income in a timely manner. We did not charge off any uncollectible accrued interest receivable on our commercial or residential mortgage loan portfolio for the three and six month periods ended June 30, 2020.
The valuation allowance for commercial mortgage loans is calculated by pooling our loans based on risk rating and property collateral type and applying an estimated loss ratio against each risk pool. Risk ratings are based on an analysis of the current state of the borrower's credit quality, which considers factors such as loan-to-value ("LTV") and debt service coverage ("DSC") ratios, loan performance and economic outlook, among others. The loss ratios are generally based upon historical loss experience for each risk pool and are adjusted for current and forecasted economic factors management believes to be relevant and supportable. Economic factors are forecasted for two years with immediate reversion to historical experience.
A commercial loan is individually evaluated for impairment if it does not continue to share similar risk characteristics of a pool. A commercial mortgage loan that is individually evaluated is impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. If we determine that the value of any specific mortgage loan is impaired, the carrying amount of the mortgage loan will be reduced to its fair value, based upon the present value of expected future cash flows from the loan discounted at the loan's effective interest rate, or the fair value of the underlying collateral less estimated costs to sell.
The valuation allowance for residential mortgage loans is estimated by deriving probability of default and recovery rate assumptions based on the characteristics of the loans in our portfolio, historical economic data and loss information, and current and forecasted economics conditions. Key loan characteristics impacting the estimate include delinquency status, time to maturity, original credit scores and loan-to-value ratios.

The following table represents a rollforward of the valuation of our mortgage loan portfolios:

	Three Months Ended June 30, 2020
	Commercial	Residential	Total
	(Dollars in thousands)
Beginning allowance balance (1)	$(19,776)	$—	$(19,776)
Charge-offs	1,485	—	1,485
Recoveries	712	—	712
Change in provision for credit losses	(860)	(1,650)	(2,510)
Ending allowance balance	$(18,439)	$(1,650)	$(20,089)

	Six Months Ended June 30, 2020
	Commercial	Residential	Total
	(Dollars in thousands)
Beginning allowance balance (1)	$(17,779)	$—	$(17,779)
Charge-offs	1,485	—	1,485
Recoveries	712	—	712
Change in provision for credit losses	(2,857)	(1,650)	(4,507)
Ending allowance balance	$(18,439)	$(1,650)	$(20,089)
(1) Upon adoption of authoritative guidance effective January 1, 2020, we updated our accounting policies and methodology for calculating the general loan loss allowance, resulting in an adjustment to our mortgage loan valuation allowance. See Note 1 for further details.
Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of Other investments and the loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. Recoveries are situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance). We did not own any real estate during the three and six months ended June 30, 2020 and 2019.
Credit Quality Indicators
We evaluate the credit quality of our commercial mortgage loans by analyzing LTV and DSC ratios and loan performance. We evaluate the credit quality of our residential mortgage loans by analyzing loan performance.
LTV and DSC ratios for our commercial mortgage loans are originally calculated at the time of loan origination and are updated annually for each loan using information such as rent rolls, assessment of lease maturity dates and property operating statements, which are reviewed in the context of current leasing and in place rents compared to market leasing and market rents. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our commercial mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at June 30, 2020. A summary of our commercial mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected follows (by year of origination):

	2020		2019		2018		2017		2016		Prior		Total
As of June 30, 2020:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$316,727	64%	$455,910	67%	$405,363	61%	$310,373	58%	$378,311	55%	$816,947	46%	$2,683,631	56%
Greater than or equal to 1.2 and less than 1.5	187,242	63%	256,913	69%	141,693	68%	151,241	65%	54,324	62%	159,528	54%	950,941	64%
Greater than or equal to 1.0 and less than 1.2	5,966	68%	61,471	58%	8,931	75%	15,548	64%	—	—%	22,868	63%	114,784	62%
Less than 1.0	8,784	60%	25,220	44%	18,550	65%	2,996	62%	—	—%	22,208	51%	77,758	54%
Total	$518,719	64%	$799,514	66%	$574,537	63%	$480,158	60%	$432,635	56%	$1,021,551	48%	$3,827,114	58%

We closely monitor loan performance for both our commercial and residential mortgage loan portfolios. Aging of financing receivables is summarized in the following table (by year of origination):

	2020	2019	2018	2017	2016	Prior	Total
As of June 30, 2020:	(Dollars in thousands)
Commercial mortgage loans
Current	$518,719	$799,514	$574,537	$480,158	$432,635	$1,021,551	$3,827,114
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$518,719	$799,514	$574,537	$480,158	$432,635	$1,021,551	$3,827,114

Residential mortgage loans
Current	138,749	$12,459	$—	$—	$—	$—	$151,208
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total residential mortgage loans	$138,749	$12,459	$—	$—	$—	$—	$151,208

As of December 31, 2019, none of our mortgage loans were 30 days or more past due.
Commercial and residential mortgage loans are considered delinquent when they become 60 days or more past due. When loans become more than 90 days past due they are considered nonperforming and we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current, we will resume accruing interest income on that loan. There were no loans in non-accrual status at June 30, 2020 and December 31, 2019. We recognized no interest income on loans in non-accrual status during the three and six months ended June 30, 2020 and 2019.
Collateral dependent loans consist of loans for which we will depend on the value of the collateral real estate to satisfy the outstanding principal of the loan. There were no collateral dependent commercial or residential loans as of June 30, 2020 or December 31, 2019.
Troubled Debt Restructuring
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. There were no mortgage loans on commercial real estate that we determined to be a TDR at June 30, 2020 and December 31, 2019.

5. Derivative Instruments
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$672,958	$1,355,989
Other assets
Interest rate caps	—	6
	$672,958	$1,355,995
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives, net	$9,418,485	$9,624,395

The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$327,662	$76,942	$(614,274)	$462,108
Interest rate swap	—	(688)	—	(1,056)
Interest rate caps	—	(209)	62	(538)
	$327,662	$76,045	$(614,212)	$460,514
Change in fair value of embedded derivatives:
Fixed index annuities - embedded derivatives	$913,984	$204,590	$(371,087)	$857,232
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	212,951	122,972	247,961	236,653
	$1,126,935	$327,562	$(123,126)	$1,093,885

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

The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			June 30, 2020		December 31, 2019
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa2	$2,038,746	$36,929	$2,680,543	$80,692
Barclays	A	A1	6,458,090	191,581	5,753,868	217,536
Canadian Imperial Bank of Commerce	A+	Aa2	4,080,916	110,616	4,110,525	154,917
Citibank, N.A.	A+	Aa3	3,917,488	41,372	4,075,544	109,046
Credit Suisse	A+	A1	4,442,148	21,101	4,526,414	116,659
J.P. Morgan	A+	Aa2	4,962,629	20,842	4,703,234	151,651
Morgan Stanley	A+	A1	2,535,021	25,478	1,886,995	41,253
Royal Bank of Canada	AA-	A2	1,776,753	35,503	2,565,202	101,511
Societe Generale	A	A1	1,731,241	21,407	3,280,286	139,101
SunTrust	A	A2	2,175,542	53,077	2,051,229	74,910
Wells Fargo	A+	Aa2	5,106,215	113,688	4,221,408	163,520
Exchange traded			166,248	1,364	191,948	5,193
			$39,391,037	$672,958	$40,047,196	$1,355,989

As of June 30, 2020 and December 31, 2019, we held $621.2 million and $1.3 billion, respectively, of cash and cash equivalents and other investments from counterparties for derivative collateral, which is included in Other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $55.8 million and $25.2 million at June 30, 2020 and December 31, 2019, respectively.
The future index credits on our fixed index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. We must value both the call options and the related forward embedded options in the policies at fair value.
We entered into an interest rate swap and interest rate caps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures. See Note 10 in our Annual Report on Form 10-K for the year ended December 31, 2019 for more information on our subordinated debentures. As of June 30, 2020, all of our floating rate subordinated debentures have been redeemed and the interest rate swap and interest rate caps have been terminated. The terms of the interest rate swap provided that we paid a fixed rate of interest and received a floating rate of interest. The terms of the interest rate caps limited the three month LIBOR to 2.50%. The interest rate swap and caps were not effective hedges under accounting guidance for derivative instruments and hedging activities. Therefore, we recorded the interest rate swap and caps at fair value and any net cash payments received or paid were included in the change in fair value of derivatives in the unaudited consolidated statements of operations.
6. Notes Payable and Amounts Due Under Repurchase Agreements
Notes payable includes the following:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Senior notes due 2027
Principal	$500,000	$500,000
Unamortized debt issue costs	(4,350)	(4,607)
Unamortized discount	(262)	(277)
	$495,388	$495,116

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
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $32.8 million and $28.7 million during the three and six months ended June 30, 2020, respectively, compared to $20.4 million and $54.6 million for the same periods in 2019. The maximum amount borrowed was $186.4 million and $243.6 million during the six months ended June 30, 2020 and 2019, respectively. The weighted average interest rate on amounts due under repurchase agreements was 1.89% and 1.73% for the three and six months ended June 30, 2020, respectively, compared to 4.62% and 3.04% for the same periods in 2019.
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
In addition to our commitments to fund mortgage loans, we have unfunded commitments at June 30, 2020 to limited partnerships of $41.2 million.
8. Earnings (Loss) Per Common Share and Stockholders' Equity
Earnings (Loss) Per Common Share
The following table sets forth the computation of earnings (loss) per common share and earnings (loss) per common share - assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) available to common stockholders - numerator for earnings (loss) per common share	$(253,379)	$18,590	$(17,043)	$(11,420)

Denominator:
Weighted average common shares outstanding	91,803,312	91,103,151	91,723,814	90,993,810
Effect of dilutive securities:
Stock options and deferred compensation agreements	63,265	333,780	100,277	394,390
Restricted stock and restricted stock units	160,276	348,292	199,875	376,898
Denominator for earnings (loss) per common share - assuming dilution	92,026,853	91,785,223	92,023,966	91,765,098

Earnings (loss) per common share	$(2.76)	$0.20	$(0.19)	$(0.13)
Earnings (loss) per common share - assuming dilution	$(2.76)	$0.20	$(0.19)	$(0.13)

During the three months ended June 30, 2020, there were 519,285 options to purchase shares of our common stock outstanding, with an exercise price of $24.79 - $26.70, excluded from the computation of diluted loss per common share. During the six months ended June 30, 2020, there were 50,000 options to purchase shares of our common stock outstanding, with an exercise price of $26.70, excluded from the computation of diluted loss per common share. There were no options to purchase shares of our common stock outstanding excluded from the computation of diluted earnings (loss) per common share during the three and six months ended June 30, 2019, as the exercise price of all options outstanding was less than the average market price of our common shares for those periods.
Stockholders' Equity
On June 10, 2020, we issued 12,000 shares of 6.625% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series B ("Series B") with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $290.3 million.
On November 21, 2019 we issued 16,000 shares of 5.95% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series A ("Series A") with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $388.9 million. We used a portion of the proceeds to redeem all of our floating rate subordinated debentures.
Dividends on the Series A and Series B preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the first day of March, June, September and December of each year, commencing on March 1, 2020 for Series A and on December 1, 2020 for Series B. On March 1 and June 1, 2020, we paid dividends totaling $6.6 million and $6.0 million, respectively, on the Series A preferred stock. The Series A and Series B preferred stock rank senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference. The Series A and Series B preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at June 30, 2020, and the unaudited consolidated results of operations for the three and six month periods ended June 30, 2020 and 2019, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2019. Interim operating results for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results expected for the entire year, particularly in light of the material risks and uncertainties surrounding the spread of COVID-19 and the impact it may have on our business, results of operations and financial condition.  Preparation of financial statements requires use of management estimates and assumptions.  Our estimates and assumptions could change in the future as more information becomes known about the impact of COVID-19.
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

The outbreak of the novel coronavirus (COVID-19), recognized as a pandemic by the World Health Organization, has created significant economic and financial turmoil both in the U.S. and around the world which has had a material effect on the global economy and financial markets and raised concerns of a global recession. At this time, it is not possible to predict how COVID-19 will impact the Company, our results of operations or our financial condition and liquidity. See Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 for a discussion of risk factors related to major public health issues, specifically the COVID-19 pandemic.
We moved decisively to first protect our employees and business partners and to pivot our operating platform to continue to provide industry leading levels of service to clients and producers, in a prolonged work from home environment. In addition, we increased our liquidity position and held $1.4 billion of unencumbered cash as of June 30, 2020. Currently, most of our employees are working remotely with only operationally critical employees working at our offices in West Des Moines, Iowa.
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
Life insurance companies are subject to the NAIC risk-based capital ("RBC") requirements and rating agencies utilize a form of RBC to partially determine capital strength of insurance companies. Our RBC ratio at December 31, 2019 was 372%, and our estimated RBC ratio at June 30, 2020 was 389%.
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
During June of 2020, we strengthened our balance sheet by raising $300 million in preferred equity through the issuance of 12,000 shares of 6.625% Fixed-Rate Reset Non-Cumulative Preferred Stock with a liquidation preference of $25,000 per share, for aggregate net proceeds of approximately $290.3 million which is currently held at American Equity Investment Life Holding Company. This provides us a strong capital cushion to weather turbulence from potential ratings migration and credit losses and would provide an additional 27 points of RBC if such proceeds were contributed to American Equity Investment Life Insurance Company.
On June 26, 2020, A.M. Best affirmed its "A-" financial strength rating of American Equity Investment Life Insurance Company and its subsidiaries, American Equity Investment Life Insurance Company of New York and Eagle Life Insurance Company, its "bbb-" long-term issuer credit rating of American Equity Investment Life Holding Company, its "bbb-" senior unsecured debt ratings, and its "bb" perpetual, non-cumulative preferred stock ratings. The outlook for these credit ratings of "stable" was also affirmed by A.M. Best on June 26, 2020.
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
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average yield on invested assets	4.12%	4.51%	4.24%	4.49%
Aggregate cost of money	1.73%	1.88%	1.73%	1.89%
Aggregate investment spread	2.39%	2.63%	2.51%	2.60%

Impact of:
Investment yield - additional prepayment income	0.03%	0.04%	0.04%	0.03%
Cost of money benefit from over (under) hedging	(0.01)%	0.04%	0.02%	0.03%

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
The current environment of low interest rates and low yields for investments with the credit quality we prefer presents a strong headwind to achieving our target rate for investment spread. Active management of policyholder crediting rates has continued to lower the aggregate cost of money. The most recent actions include reductions to caps and crediting rates on $29.7 billion of policyholder funds in January of 2020 and reductions to participation rates on $4.3 billion of policyholder funds in June 2020. We continue to have flexibility to reduce our crediting rates if necessary and could decrease our cost of money by approximately 65 basis points if we reduce current rates to guaranteed minimums. Investment yields on fixed income securities purchased and mortgage loans funded during most of 2020 and 2019 were at average rates below the overall portfolio yield which has resulted in a decrease in the average yield on invested assets. In addition, the decline in yields on our floating rate investment portfolio, mark to market losses on investment partnerships and our decision to hold higher levels of cash and cash equivalents since March of 2020 contributed to the decrease in the average yield on invested assets for the three and six month periods ended June 30, 2020 compared to the same periods in 2019.
Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019
Annuity deposits by product type collected during the three and six months ended June 30, 2020 and 2019, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
American Equity Investment Life Insurance Company:
Fixed index annuities	$472,899	$1,211,004	$1,058,962	$2,238,662
Annual reset fixed rate annuities	2,316	3,614	4,647	7,062
Multi-year fixed rate annuities	83	566	452	714
Single premium immediate annuities	10,084	1,747	15,482	3,815
	485,382	1,216,931	1,079,543	2,250,253
Eagle Life Insurance Company:
Fixed index annuities	72,371	235,558	178,873	413,038
Annual reset fixed rate annuities	17	66	58	193
Multi-year fixed rate annuities	1,031	47,004	5,180	72,572
	73,419	282,628	184,111	485,803
Consolidated:
Fixed index annuities	545,270	1,446,562	1,237,835	2,651,700
Annual reset fixed rate annuities	2,333	3,680	4,705	7,255
Multi-year fixed rate annuities	1,114	47,570	5,632	73,286
Single premium immediate annuities	10,084	1,747	15,482	3,815
Total before coinsurance ceded	558,801	1,499,559	1,263,654	2,736,056
Coinsurance ceded	5,691	72,487	23,394	126,551
Net after coinsurance ceded	$553,110	$1,427,072	$1,240,260	$2,609,505
Annuity deposits before and after coinsurance ceded decreased 63% and 61%, respectively, during the second quarter of 2020 compared to the same period in 2019 and decreased 54% and 52%, respectively, during the six months ended June 30, 2020 compared to the same period in 2019. The decrease in sales for the three and six months ended June 30, 2020 compared to the same periods in 2019 was primarily due to the impact of the COVID-19 pandemic on limitations of face to face meetings and increased social distancing requirements as well as competitive pressures within each of our distribution channels. We continue to face a challenging environment for sales of fixed index annuities due to a highly competitive market and until social distancing needs abate or producers find new ways to engage with clients, we would expect sales to remain subdued.
We coinsure 80% of the annuity deposits received from multi-year rate guaranteed annuities and 20% of certain fixed index annuities sold by Eagle Life Insurance Company ("Eagle Life") through broker/dealers and banks. The decrease in coinsurance ceded premiums was attributable to a decrease in multi-year rate guaranteed annuities and fixed index annuities sold by Eagle Life for the three and six months ended June 30, 2020 compared to the same periods in 2019.

Net income (loss) available to common stockholders decreased to $(253.4) million in the second quarter of 2020 and to $(17.0) million for the six months ended June 30, 2020 compared to $18.6 million and $(11.4) million for the same periods in 2019. The net loss available to common stockholders for the three months ended June 30, 2020 was driven primarily by the tightening of our own credit spread with improving market conditions which reduces the interest rate used to discount the embedded derivative liability.
Net income (loss) is impacted by the change in fair value of derivatives and embedded derivatives which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income (loss) for the three and six months ended June 30, 2020 was negatively impacted by a net decrease in the discount rates used to estimate the fair value of our embedded derivative liabilities, the impact of which was partially offset by decreases in amortization of deferred policy acquisition costs and deferred sales inducements related to the change in fair value of derivatives and embedded derivatives. Net income (loss) for the three and six months ended June 30, 2019 was also negatively impacted by a net decrease in the discount rates used to estimate the fair value of our embedded derivative liabilities, the impact of which was partially offset by decreases in amortization of deferred policy acquisition costs and deferred sales inducements related to the change in fair value of derivatives and embedded derivatives. See Change in fair value of derivatives, Change in fair value of embedded derivatives, Amortization of deferred sales inducements and Amortization of deferred policy acquisition costs.
Net income for the three and six months ended June 30, 2020 includes a benefit from the revision of assumptions used in determining the embedded derivative component of our fixed index annuity policy benefit reserves. The revision consisted of a refinement in the derivation of the discount rate used in calculating the fair value of embedded derivatives. The impact decreased change in fair value of embedded derivatives by $230.1 million, increased amortization of deferred sales inducements and deferred policy acquisition costs by $36.7 million and $57.6 million, respectively, and decreased both net loss and net loss available to common stockholders by $106.5 million.
Net income, in general, has been positively impacted by the growth in the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 2% to $53.2 billion for the second quarter of 2020 and 3% to $53.2 billion for the six months ended June 30, 2020 compared to $52.0 billion and $51.7 billion for the same periods in 2019. Our investment spread measured in dollars was $308.9 million for the second quarter of 2020 and $648.0 million for the six months ended June 30, 2020 compared to $322.4 million and $631.3 million for the same periods in 2019. Our investment spread has been negatively impacted by the extended low interest rate environment and by holding higher levels of cash and cash equivalents due to current economic conditions caused by COVID-19 (see Net investment income). The impact of the extended low interest rate environment and higher cash and cash equivalent holdings has been partially offset by a lower aggregate cost of money due to our continued active management of new business and renewal rates.
Net income (loss) and net income (loss) available to common stockholders for the six months ended June 30, 2020 were impacted by a discrete tax item that provided a tax benefit of $30.8 million related to the provision of the Coronavirus Aid, Relief, and Economic Security Act that allows net operating losses for 2018 through 2020 to be carried back to previous tax years in which a 35% statutory tax rate was in effect.
Non-GAAP operating income available to common stockholders, a non-GAAP financial measure, decreased to $93.1 million in the second quarter of 2020 and increased to $247.2 million for the six months ended June 30, 2020 compared to $99.6 million and $189.0 million for the same periods in 2019.
In addition to net income (loss) available to common stockholders, we have consistently utilized non-GAAP operating income available to common stockholders, a non-GAAP financial measure commonly used in the life insurance industry, as an economic measure to evaluate our financial performance. Non-GAAP operating income available to common stockholders equals net income (loss) available to common stockholders adjusted to eliminate the impact of items that fluctuate from quarter to quarter in a manner unrelated to core operations, and we believe measures excluding their impact are useful in analyzing operating trends. The most significant adjustments to arrive at non-GAAP operating income available to common stockholders eliminate the impact of fair value accounting for our fixed index annuity business and are not economic in nature but rather impact the timing of reported results. We believe the combined presentation and evaluation of non-GAAP operating income available to common stockholders together with net income (loss) available to common stockholders provides information that may enhance an investor's understanding of our underlying results and profitability.
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

The adjustments made to net income (loss) available to common stockholders to arrive at non-GAAP operating income available to common stockholders for the three and six months ended June 30, 2020 and 2019 are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Reconciliation from net income (loss) available to common stockholders to non-GAAP operating income available to common stockholders:
Net income (loss) available to common stockholders	$(253,379)	$18,590	$(17,043)	$(11,420)
Adjustments to arrive at non-GAAP operating income available to common stockholders:
Net realized gains/losses on financial assets, including credit losses	18,492	2,625	34,841	2,930
Change in fair value of derivatives and embedded derivatives - fixed index annuities	423,590	99,868	303,136	250,812
Change in fair value of derivatives - interest rate caps and swap	—	854	(848)	1,490
Income taxes	(95,599)	(22,346)	(72,897)	(54,819)
Non-GAAP operating income available to common stockholders	$93,104	$99,591	$247,189	$188,993
The amounts disclosed in the reconciliation above are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs where applicable.
The decrease in non-GAAP operating income available to common stockholders for the three months ended June 30, 2020 compared to the same period in 2019 was attributable to lower investment income and a greater increase in the liability for lifetime income benefit riders partially offset by a decline in deferred policy acquisition cost and deferred sales inducement amortization. The increase in the liability for lifetime income benefit riders and the decline in deferred policy acquisition cost and deferred sales inducement amortization were primarily a result of actuarial revisions made in the third quarter of 2019.
The increase in non-GAAP operating income available to common stockholders for the six months ended June 30, 2020 compared to the same period in 2019 was attributable to a decline in deferred policy acquisition cost and deferred sales inducement amortization. In addition, non-GAAP operating income available to common stockholders for the six months ended June 30, 2020 was impacted by a $30.8 million tax benefit from a discrete tax item related to the Coronavirus Aid, Relief, and Economic Security Act. See Net income (loss) available to common stockholders. These items were partially offset by lower investment income and a greater increase in the liability for future benefits to be paid for lifetime income benefit riders during the six months ended June 30, 2020 compared to the same period in 2019. The decline in deferred policy acquisition cost and deferred sales inducement amortization and the increase in the liability for lifetime income benefit riders were primarily a result of actuarial revisions made in the third quarter of 2019.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 5% to $63.4 million in the second quarter of 2020 and 8% to $123.0 million for the six months ended June 30, 2020 compared to $60.7 million and $113.7 million for the same periods in 2019. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)		(Dollars in thousands)
Surrender charges	$19,390	$19,480	$39,095	$35,936
Lifetime income benefit riders (LIBR) fees	44,048	41,220	83,892	77,730
	$63,438	$60,700	$122,987	$113,666

Withdrawals from annuity policies subject to surrender charges	$202,187	$167,744	$396,977	$309,844
Average surrender charge collected on withdrawals subject to surrender charges	9.6%	11.6%	9.8%	11.6%

Fund values on policies subject to LIBR fees	$5,837,051	$5,720,854	$11,032,388	$10,690,568
Weighted average per policy LIBR fee	0.75%	0.72%	0.76%	0.73%
The increase in annuity product charges for the three and six month periods ended June 30, 2020 compared to the same periods in 2019 was attributable to increases in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee and increases in the average fees being charged as compared to prior periods and for the six months ended June 30, 2020 was also attributable to an increase in surrender charges due to an increase in withdrawals from annuity policies subject to surrender charges due to a larger volume of business in force and policyholder behavior, which were partially offset by lower average surrender charges collected on those withdrawals. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders.

Net investment income decreased 5% to $543.7 million in the second quarter of 2020 and 1% to $1,117 million for the six months ended June 30, 2020 compared to $570.6 million and $1,129 million for the same periods in 2019. The decreases were attributable to a decrease in average yield earned on average invested assets during the three and six months ended June 30, 2020 compared to the same periods in 2019, partially offset by increases in our invested assets during the three and six months ended June 30, 2020 compared to the same periods in 2019. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 4% to $52.9 billion for the second quarter of 2020 and 5% to $52.8 billion for the six months ended June 30, 2020 compared to $50.7 billion and $50.3 billion for the same periods in 2019.
The average yield earned on average invested assets was 4.12% for the second quarter of 2020 and 4.24% for the six months ended June 30, 2020 compared to 4.51% and 4.49% for the same periods in 2019. The decrease in average yield earned for the three and six months ended June 30, 2020 compared to the same periods in 2019 was primarily attributable to investment of new premiums and portfolio cash flows during most of 2020 and 2019 at average rates below the overall portfolio yield, a decline in yields on our floating rate investment portfolio due to decreases in the average benchmark rates associated with these investments, an increase in the level of cash and cash equivalent holdings due to our decision to hold higher levels of cash and cash equivalents since March 2020 and mark to market losses on investment partnerships during the three and six months ended June 30, 2020 due to changes in fair market valuations. The average yield on fixed income securities purchased and mortgage loans funded during the three and six months ended June 30, 2020 was 4.58% and 3.78%, compared to 4.42% and 4.52% for the same periods in 2019. At the end of the second quarter of 2020, we executed a block trade of residential mortgage loans at a yield of 5.92% which provided a meaningful increase in the purchase yield for the three and six months ended June 30, 2020.
Change in fair value of derivatives consists of call options purchased to fund annual index credits on fixed index annuities, and an interest rate swap and interest rate caps that hedge our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$(109,367)	$(42,483)	$736	$(166,163)
Change in unrealized gains/losses	437,029	119,425	(615,010)	628,271
Interest rate swap	—	(688)	—	(1,056)
Interest rate caps	—	(209)	62	(538)
	$327,662	$76,045	$(614,212)	$460,514
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based which impacts the fair values and changes in the fair values of those call options between periods. The change in unrealized gains/losses on call options for the three and six months ended June 30, 2020 as compared to the same periods in 2019 reflect the impact from equity market volatility throughout 2020 related to the economic uncertainty caused by the COVID-19 pandemic. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
S&P 500 Index
Point-to-point strategy	0.0% - 7.0%	0.0% - 7.0%	0.0% - 17.4%	0.0% - 7.0%
Monthly average strategy	0.0% - 8.0%	0.0% - 6.9%	0.0% - 11.9%	0.0% - 6.9%
Monthly point-to-point strategy	0.0% - 0.0%	0.0% - 4.3%	0.0% - 14.0%	0.0% - 4.3%
Fixed income (bond index) strategies	0.0% - 10.0%	0.0% - 10.0%	0.0% - 13.6%	0.0% - 10.0%
The change in fair value of derivatives is also influenced by the aggregate cost of options purchased. The aggregate cost of options for the three and six months ended June 30, 2020 were lower than for the same periods in 2019 as option costs generally decreased during 2019 and into 2020. The decrease in aggregate option costs was partially offset by an increase in the amount of fixed index annuities in force during the three and six months ended June 30, 2020 compared to the same periods in 2019. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2019.

Net realized gains (losses) on investments includes gains and losses on the sale of securities and other investments and credit losses on our securities and mortgage loans on real estate. Net realized gains (losses) on investments fluctuate from year to year primarily due to changes in the interest rate and economic environment and the timing of the sale of investments. See Note 3 to our unaudited consolidated financial statements and Financial Condition - Credit Losses for a detailed presentation of the types of investments that generated the gains (losses) as well as discussion of credit losses on our securities recognized during the periods presented and Financial Condition - Investments and Note 4 to our unaudited consolidated financial statements for discussion of credit losses recognized on mortgage loans on real estate.
During the six months ended June 30, 2020, securities were sold at gains as we looked to increase our cash and cash equivalent holdings in response to the COVID-19 pandemic. Securities sold at losses are generally due to our long-term fundamental concern with the issuers' ability to meet their future financial obligations or to improve our risk or duration profiles as they pertain to our asset liability management.
Interest sensitive and index product benefits decreased 4% to $241.0 million in the second quarter of 2020 and increased 65% to $641.2 million for the six months ended June 30, 2020 compared to $251.1 million and $387.8 million for the same periods in 2019. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Index credits on index policies	$97,875	$161,752	$376,815	$217,677
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	48,025	52,186	100,036	101,404
Lifetime income benefit riders	95,092	37,165	164,360	68,696
	$240,992	$251,103	$641,211	$387,777
The increase in index credits for the six months ended June 30, 2020 and decrease in index credits for the three months ended June 30, 2020 compared to the same periods in 2019 were due to changes in the level of appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $97.0 million and $382.3 million for the three and six months ended June 30, 2020, compared to $166.4 million and $224.9 million for the same periods in 2019. The increases in benefits recognized for lifetime income benefit riders for the three and six months ended June 30, 2020 compared to the same periods in 2019 were primarily due to the impact that assumption revisions made during the third quarter of 2019 had on the lifetime income benefit riders liability. Benefits recognized for lifetime income benefit riders also increased for the three and six months ended June 30, 2020 as compared to the same periods in 2019 due to an increase in fund value of policies with lifetime income benefit riders, which correlates to the increase in fees discussed in Annuity product charges.
The liability (net of coinsurance ceded) for lifetime income benefit riders was $1.5 billion and $1.3 billion at June 30, 2020 and December 31, 2019, respectively.
Amortization of deferred sales inducements before gross profit adjustments decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to the impact that assumption revisions made during the third quarter of 2019 had on the pattern of amortization. Bonus products represented 77% and 79% of our net annuity account values at June 30, 2020 and June 30, 2019, respectively. The amount of amortization is affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments including credit losses on fixed maturity securities. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years.
Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$40,333	$68,886	$84,241	$137,689
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(112,842)	(48,034)	(81,043)	(83,421)
Net realized gains (losses) on investments	(2,669)	(1,067)	(4,785)	(1,174)
Amortization of deferred sales inducements after gross profit adjustments	$(75,178)	$19,785	$(1,587)	$53,094

Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives (see Note 5 to our unaudited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Fixed index annuities - embedded derivatives	$913,984	$204,590	$(371,087)	$857,232
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	212,951	122,972	247,961	236,653
	$1,126,935	$327,562	$(123,126)	$1,093,885
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
The primary reasons for the decrease in the change in fair value of the fixed index annuity embedded derivatives during the six months ended June 30, 2020 were decreases in the expected index credits on the next policy anniversary dates resulting from decreases in the fair value of the call options acquired to fund these index credits during the six months ended June 30, 2020 compared to increases in the expected index credits on the next policy anniversary dates resulting from increases in the fair value of the call options acquired to fund these index credits during the six months ended June 30, 2019 partially offset by a larger decrease in the net discount rate during the six months ended June 30, 2020 compared to the same period of 2019. The decrease in the net discount rate for the six months ended June 30, 2020 consists of a decrease in treasury rates partially offset by a widening of credit spreads. The discount rates used in estimating our embedded derivative liabilities fluctuate based on the changes in the general level of risk free interest rates and our own credit spread. The primary reasons for the increase in the change in fair value of the fixed index annuity embedded derivatives during the three months ended June 30, 2020 were a larger increase in the expected index credits on the next policy anniversary dates resulting from a larger increase in the fair value of the call options acquired to fund these index credits during the three months ended June 30, 2020 compared to the same period of 2019 and a larger decrease in the discount rates during the three months ended June 30, 2020 compared to the same period of 2019. The decrease in the discount rates for the three months ended June 30, 2020 consists of a tightening of credit spreads and a decrease in treasury rates. See Net Income above for discussion of the impact of assumption revisions on the fair value of of the fixed index annuity embedded derivative for the three and six months ended June 30, 2020.
Amortization of deferred policy acquisition costs before gross profit adjustments decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to the impact that assumption revisions made during the third quarter of 2019 had on the pattern of amortization. The amount of amortization is affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments including credit losses on fixed maturity securities. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts.
Amortization of deferred policy acquisition costs is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$61,240	$101,444	$127,496	$201,515
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(177,014)	(70,144)	(119,375)	(124,933)
Net realized gains (losses) on investments	(4,115)	(1,354)	(7,308)	(1,504)
Amortization of deferred policy acquisition costs after gross profit adjustments	$(119,889)	$29,946	$813	$75,078

Other operating costs and expenses increased 12% to $42.0 million in the second quarter of 2020 and 12% to $85.6 million for the six months ended June 30, 2020 compared to $37.4 million and $76.4 million for the same periods in 2019 and are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Salary and benefits	$21,832	$20,874	$43,987	$41,093
Risk charges	11,107	9,322	21,947	18,031
Other	9,012	7,230	19,643	17,281
Total other operating costs and expenses	$41,951	$37,426	$85,577	$76,405
Salary and benefits for the three and six months ended June 30, 2020 reflect increases of $2.3 million and $4.2 million, respectively, due to an increased number of employees related to our growth. These increases were offset by decreases of $1.1 million and $1.0 million, respectively, related to compensation costs for our incentive compensation programs for the three and six months ended June 30, 2020 compared to the same periods in the prior year. The decreases in expenses for our incentive compensation programs were primarily due to lower expected payouts based on estimated financial results as compared to the prior year as well as lower stock compensation expense compared to the prior year due to the prior year containing expense related to a 2018 grant that had a one year vesting period that was fully expensed prior to 2020.
The increase in risk charges expense for the three and six months ended June 30, 2020 compared to the same periods in 2019 was due to an increase in the amount of excess regulatory reserves ceded to an unaffiliated reinsurer pursuant to a reinsurance agreement primarily as a result of the replacement of the previous agreement with a new agreement effective April 1, 2019. The impact from increasing the amount of excess regulatory reserves ceded was partially offset by a lower risk charge percentage in the new agreement. The excess regulatory reserves ceded at June 30, 2020 and 2019 were $1,276.6 million and $1,050.9 million, respectively.
Other expenses increased for the three and six months ended June 30, 2020 as compared to the same periods in 2019 primarily as a result of increases in consulting fees, depreciation and maintenance expense related to software and hardware assets, licensing fees which are based on the level of policyholder funds under management allocated to index strategies and non-deferrable commission expenses. These increases were offset by decreases in expenses related to lower sales promotion activity due to the COVID-19 pandemic.
Income tax expense (benefit) was $(68.5) million in the second quarter of 2020 and $(41.2) million for the six months ended June 30, 2020 compared to $4.6 million and $(4.8) million for the same periods in 2019. The change in income tax expense (benefit) was primarily due to changes in income (loss) before income taxes. The effective income tax rates for the three and six months ended June 30, 2020 were 21.7% and 90.2%, respectively, and 19.9% and 29.8% for the same periods in 2019, respectively.
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
The effective tax rate for the six months ended June 30, 2020 was impacted by a discrete tax item that provided a tax benefit of $30.8 million related to the provision of the Coronavirus Aid, Relief, and Economic Security Act that allows net operating losses for 2018 through 2020 to be carried back to previous tax years in which a 35% statutory tax rate was in effect. The effective income tax rate was also impacted by a discrete tax item related to share-based compensation that provided a tax benefit for the six months ended June 30, 2020 of approximately $0.4 million compared to a tax benefit for the three and six months ended June 30, 2019 of $0.3 million and $1.4 million, respectively. The effective income tax rates excluding the impact of these discrete items were 21.7% and 22.0%, respectively, for the three and six months ended June 30, 2020 and 21.3% and 21.4% for the same periods in 2019, respectively.

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
Insurance statutes regulate the type of investments that our life subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and our business and investment strategy, we generally seek to invest in United States government and government-sponsored agency securities, corporate securities, residential and commercial mortgage backed securities, other asset backed securities and United States municipalities, states and territories securities rated investment grade by established NRSRO's or in securities of comparable investment quality, if not rated and mortgage loans on real estate.
The composition of our investment portfolio is summarized as follows:

	June 30, 2020		December 31, 2019
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$39,342	0.1%	$161,765	0.3%
United States Government sponsored agencies	343,387	0.6%	625,020	1.1%
United States municipalities, states and territories	3,778,710	6.8%	4,527,671	7.9%
Foreign government obligations	207,509	0.4%	205,096	0.3%
Corporate securities	33,330,711	59.7%	32,536,839	57.2%
Residential mortgage backed securities	1,712,725	3.1%	1,575,664	2.8%
Commercial mortgage backed securities	5,393,062	9.6%	5,786,279	10.2%
Other asset backed securities	5,933,346	10.6%	6,162,156	10.8%
Total fixed maturity securities	50,738,792	90.9%	51,580,490	90.6%
Mortgage loans on real estate	3,958,233	7.1%	3,448,793	6.1%
Derivative instruments	672,958	1.2%	1,355,989	2.4%
Other investments	479,099	0.8%	492,301	0.9%
	$55,849,082	100.0%	$56,877,573	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	June 30, 2020		December 31, 2019
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$29,240,135	57.6%	$30,662,644	59.4%
Baa	19,857,663	39.1%	19,833,309	38.4%
Total investment grade	49,097,798	96.7%	50,495,953	97.8%
Ba	1,347,637	2.7%	821,902	1.6%
B	126,141	0.3%	81,407	0.2%
Caa	68,192	0.1%	95,676	0.2%
Ca and lower	99,024	0.2%	85,552	0.2%
Total below investment grade	1,640,994	3.3%	1,084,537	2.2%
	$50,738,792	100.0%	$51,580,490	100.0%

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
A summary of our fixed maturity securities by NAIC designation is as follows:

	June 30, 2020				December 31, 2019
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$25,587,355	$28,327,288	$28,327,288	55.8%	$27,781,525	$30,122,657	$30,122,657	58.4%
2	19,487,757	20,765,334	20,765,334	40.9%	19,278,355	20,316,911	20,316,911	39.4%
3	1,577,056	1,430,998	1,430,998	2.8%	1,001,087	977,191	977,191	1.9%
4	185,879	156,234	156,234	0.3%	114,497	112,534	112,534	0.2%
5	51,893	31,644	31,644	0.1%	57,952	45,205	45,205	0.1%
6	61,103	27,294	27,294	0.1%	5,530	5,992	5,992	—%
	$46,951,043	$50,738,792	$50,738,792	100.0%	$48,238,946	$51,580,490	$51,580,490	100.0%
The amortized cost and fair value of fixed maturity securities at June 30, 2020, by contractual maturity, are presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses, Net of Allowance	Allowance for Credit Losses	Fair Value
		(Dollars in thousands)
June 30, 2020
Fixed maturity securities, available for sale:
United States municipalities, states and territories	12	$53,970	$(2,039)	$—	$51,931
Foreign government obligations	2	24,185	(1,128)	—	23,057
Corporate securities:
Finance, insurance and real estate	46	650,313	(23,749)	—	626,564
Manufacturing, construction and mining	38	314,378	(15,655)	—	298,723
Utilities and related sectors	68	566,352	(71,642)	(127)	494,583
Wholesale/retail trade	33	340,002	(48,544)	—	291,458
Services, media and other	105	939,021	(87,257)	(46,622)	805,142
Residential mortgage backed securities	53	239,616	(4,837)	(777)	234,002
Commercial mortgage backed securities	432	3,069,312	(266,949)	(2,660)	2,799,703
Other asset backed securities	824	5,304,363	(465,891)	—	4,838,472
	1,613	$11,501,512	$(987,691)	$(50,186)	$10,463,635

December 31, 2019
Fixed maturity securities, available for sale:
United States Government full faith and credit	5	$144,678	$(96)	$—	$144,582
United States Government sponsored agencies	6	374,961	(4,785)	—	370,176
United States municipalities, states and territories	42	296,812	(8,250)	—	288,562
Corporate securities:
Finance, insurance and real estate	38	399,043	(9,529)	—	389,514
Manufacturing, construction and mining	20	216,229	(9,990)	—	206,239
Utilities and related sectors	32	397,116	(11,212)	—	385,904
Wholesale/retail trade	12	194,815	(11,162)	—	183,653
Services, media and other	65	631,587	(40,366)	—	591,221
Residential mortgage backed securities	34	227,427	(3,691)	—	223,736
Commercial mortgage backed securities	127	810,505	(13,783)	—	796,722
Other asset backed securities	652	4,306,620	(179,191)	—	4,127,429
	1,033	$7,999,793	$(292,055)	$—	$7,707,738
The unrealized losses at June 30, 2020 are principally related to the impacts the COVID-19 pandemic had on credit markets. Approximately 80% and 79% of the unrealized losses on fixed maturity securities shown in the above table for June 30, 2020 and December 31, 2019, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
The increase in unrealized losses from December 31, 2019 to June 30, 2020 was primarily related to the impacts the COVID-19 pandemic had on credit markets. While treasury yields declined during the six months ended June 30, 2020, credit spreads have widened. The widening of credit spreads in most cases was driven by a flight to quality into treasury securities due to illiquidity and uncertainty of the impact of the COVID-19 pandemic on the economy. The 10-year U.S. Treasury yields at June 30, 2020 and December 31, 2019 were 0.66% and 1.92%, respectively. The 30-year U.S. Treasury yields at June 30, 2020 and December 31, 2019 were 1.41% and 2.39%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses (1)	Percent of Total
	(Dollars in thousands)
June 30, 2020
1	$5,001,440	47.8%	$(343,963)	34.8%
2	4,136,595	39.5%	(441,530)	44.7%
3	1,124,164	10.7%	(161,065)	16.3%
4	143,697	1.4%	(32,929)	3.3%
5	31,644	0.3%	(4,329)	0.5%
6	26,095	0.3%	(3,875)	0.4%
	$10,463,635	100.0%	$(987,691)	100.0%
December 31, 2019
1	$3,580,578	46.4%	$(79,638)	27.3%
2	3,412,695	44.3%	(151,826)	52.0%
3	613,240	8.0%	(38,216)	13.1%
4	74,027	1.0%	(8,575)	2.9%
5	26,998	0.3%	(13,437)	4.6%
6	200	—%	(363)	0.1%
	$7,707,738	100.0%	$(292,055)	100.0%
(1) Gross unrealized losses have been adjusted to reflect the allowance for credit loss as of June 30, 2020 of $50.2 million.
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 1,613 and 1,033 securities, respectively) have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019, along with a description of the factors causing the unrealized losses is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

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
		(Dollars in thousands)
June 30, 2020
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	962	$6,829,739	$6,391,626	$(438,113)
Six months or more and less than twelve months	29	240,206	219,279	(20,927)
Twelve months or greater	388	2,875,775	2,561,199	(314,576)
Total investment grade	1,379	9,945,720	9,172,104	(773,616)
Below investment grade:
Less than six months	109	751,445	659,535	(91,910)
Six months or more and less than twelve months	10	22,034	19,039	(2,995)
Twelve months or greater	115	732,127	612,957	(119,170)
Total below investment grade	234	1,505,606	1,291,531	(214,075)
	1,613	$11,451,326	$10,463,635	$(987,691)

December 31, 2019
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	352	$2,960,557	$2,911,909	$(48,648)
Six months or more and less than twelve months	46	290,674	282,347	(8,327)
Twelve months or greater	513	4,003,478	3,829,474	(174,004)
Total investment grade	911	7,254,709	7,023,730	(230,979)
Below investment grade:
Less than six months	11	32,607	31,695	(912)
Six months or more and less than twelve months	8	35,080	33,268	(1,812)
Twelve months or greater	103	677,397	619,045	(58,352)
Total below investment grade	122	745,084	684,008	(61,076)
	1,033	$7,999,793	$7,707,738	$(292,055)
(1) Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss as of June 30, 2020 of $50.2 million.

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost, Net of Allowance (1)	Fair Value	Gross Unrealized Losses, Net of Allowance (1)
		(Dollars in thousands)
June 30, 2020
Investment grade:
Less than six months	57	$400,583	$282,437	$(118,146)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	57	400,583	282,437	(118,146)
Below investment grade:
Less than six months	38	262,422	186,330	(76,092)
Six months or more and less than twelve months	3	1,603	794	(809)
Twelve months or greater	4	15,684	12,356	(3,328)
Total below investment grade	45	279,709	199,480	(80,229)
	102	$680,292	$481,917	$(198,375)

December 31, 2019
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—
Below investment grade:
Less than six months	—	—	—	—
Six months or more and less than twelve months	1	2,640	1,755	(885)
Twelve months or greater	4	53,800	35,541	(18,259)
Total below investment grade	5	56,440	37,296	(19,144)
	5	$56,440	$37,296	$(19,144)
(1) Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss as of June 30, 2020 of $50.2 million.

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

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
June 30, 2020
Due in one year or less	$5,177	$5,058
Due after one year through five years	508,870	469,413
Due after five years through ten years	1,084,846	980,602
Due after ten years through twenty years	569,854	506,516
Due after twenty years	719,474	629,869
	2,888,221	2,591,458
Residential mortgage backed securities	239,616	234,002
Commercial mortgage backed securities	3,069,312	2,799,703
Other asset backed securities	5,304,363	4,838,472
	$11,501,512	$10,463,635

December 31, 2019
Due in one year or less	$5,073	$5,071
Due after one year through five years	278,165	273,869
Due after five years through ten years	555,200	544,687
Due after ten years through twenty years	1,041,474	1,008,487
Due after twenty years	775,329	727,737
	2,655,241	2,559,851
Residential mortgage backed securities	227,427	223,736
Commercial mortgage backed securities	810,505	796,722
Other asset backed securities	4,306,620	4,127,429
	$7,999,793	$7,707,738
International Exposure
We hold fixed maturity securities with international exposure. As of June 30, 2020, 25% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of our fixed maturity securities with international exposure are denominated in U.S. dollars. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	June 30, 2020
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$251,477	$273,003	0.5%
Asia/Pacific	436,587	495,818	1.0%
Non-GIIPS Europe	3,043,061	3,337,126	6.6%
Latin America	268,867	291,746	0.6%
Non-U.S. North America	1,415,331	1,546,324	3.1%
Australia & New Zealand	1,114,659	1,182,517	2.3%
Other	5,629,293	5,296,541	10.4%
	$12,159,275	$12,423,075	24.5%

(1)
Greece, Ireland, Italy, Portugal and Spain ("GIIPS"). All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

All of the securities presented in the table above are investment grade (NAIC designation of either 1 or 2), except for the following:

	June 30, 2020
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
GIIPS	$14,544	$16,271
Asia/Pacific	11,000	10,860
Non-GIIPS Europe	145,635	128,521
Latin America	81,913	81,634
Non-U.S. North America	84,630	77,096
Other	524,486	443,300
	$862,208	$757,682
Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e., significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of credit losses. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. For corporate issues we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. For asset-backed securities we evaluate changes in factors such as collateral performance, default rates, loss severities and expected cash flows. At June 30, 2020, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance	Net Unrealized Losses, Net of Allowance	Fair Value
		(Dollars in thousands)
Corporate securities - Public securities	6	$59,078	$(46,622)	$12,456	$(1,718)	$10,738
Corporate securities - Private placement securities	34	359,141	(127)	359,014	(25,933)	333,081
Residential mortgage backed securities	16	35,860	(777)	35,083	(458)	34,625
Commercial mortgage backed securities	16	137,801	(2,660)	135,141	(19,966)	115,175
Other asset backed securities	5	83,892	—	83,892	(12,200)	71,692
	77	$675,772	$(50,186)	$625,586	$(60,275)	$565,311
We expect to recover the unrealized losses, net of allowances, as we did not have the intent to sell and it was not more likely than not that we would be required to sell these securities prior to recovery of the amortized cost basis, net of allowances. Our analysis of these securities and their credit performance at June 30, 2020 is as follows:
Corporate securities - public securities: The decline in the values of these securities, which are all securities related to domestic oil drillers, relates to the continuing low level of oil prices, which has caused credit metrics to continue to be under pressure. As a result of our process for identifying securities that could potentially have credit losses we recognized credit losses of $18.4 million and $46.7 million, respectively, on these securities for the three and six months ended June 30, 2020.
Corporate securities - private placement securities: The private placement securities included on the watch list are spread across numerous industries, the most significant of which is the airlines industry. The heightened credit risk on these securities is primarily due to the impact COVID-19 has had on the travel industry. While there is a heightened level of credit risk for the private placement securities included on the watch list, we expect minimal credit losses on these securities based on our current analyses. Based on these analyses, we recognized credit losses of $0.1 million on these securities for the three and six months ended June 30, 2020.
Residential mortgage backed securities: The residential mortgage backed securities included on the watch list have generally experienced higher levels of stress due to the impact COVID-19 is having on the economy. While there is a heightened level of credit risk for the residential mortgage backed securities included on the watch list, we expect minimal credit losses on these securities based on our current analyses. Based on these analyses, we recognized credit losses of $0.8 million on these securities for the three and six months ended June 30, 2020.
Commercial mortgage backed securities: The commercial mortgage backed securities included on the watch list have generally experienced higher levels of stress due to the impact COVID-19 is having on the economy. For the three and six months ended June 30, 2020 we recognized credit losses of $5.8 million and $8.3 million, respectively, on these securities.
Other asset backed securities: The decline the value of these securities, which are all securities related to the auto rental industry, is primarily a result of the impact COVID-19 has had on the travel industry. We have not taken any credit losses on these securities as of June 30, 2020 as we do not expect any credit losses on the securities based on our current analyses.

Credit Losses
We have a policy and process to identify securities in our investment portfolio for which we recognize credit loss. See Note 3 to our unaudited consolidated financial statements.
During the three and six months ended June 30, 2020, we recognized credit losses of $18.4 million and $46.7 million, respectively, on corporate securities with exposure to the offshore drilling industry as discussed above and $5.8 million and $8.3 million, respectively, on commercial mortgage backed securities due to the impact of COVID-19 on the performance of the underlying collateral or our intent to sell the securities. In addition, during both the three and six months ended June 30, 2020, we recognized credit losses of $0.8 million on residential mortgage backed securities due to the performance of the underlying collateral and $0.1 million on a private placement security with exposure to the airlines industry. During the six months ended June 30, 2020 we recognized a credit loss of $0.5 million on an asset backed security due to our intent to sell such security.
We recognized other than temporary impairments of $1.2 million during the three and six months ended June 30, 2019 related to residential mortgage backed securities and an other asset backed security for which we have previously recognized OTTI and an other than temporary impairment related to a commercial mortgage backed security due to our intent to sell the security.
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
Mortgage Loans on Real Estate
Our financing receivables consist of two mortgage loan portfolio segments: commercial mortgage loans and residential mortgage loans. Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $153.9 million that were purchased on June 25, 2020. These loans are collateralized by the related properties and diversified as to location within the United States. Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.
At June 30, 2020 and December 31, 2019, the largest principal amount outstanding for any single commercial mortgage loan was $35.0 million and $28.5 million, respectively, and the average loan size was $4.7 million and $4.4 million, respectively. In addition, the average loan to value ratio for commercial mortgage loans was 54.0% and 54.3% at June 30, 2020 and December 31, 2019, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 to our unaudited consolidated financial statements in this Form 10-Q, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At June 30, 2020, we had commitments to fund commercial mortgage loans totaling $65.1 million, with interest rates ranging from 3.20% to 7.00%. During 2020 and 2019, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the six months ended June 30, 2020, we received $67.5 million in cash for loans being paid in full compared to $83.3 million for the six months ended June 30, 2019. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
See Note 4 to our unaudited consolidated financial statements, incorporated by reference, for a presentation of our valuation allowance, foreclosure activity and troubled debt restructure analysis. We have a process by which we evaluate the credit quality of each of our commercial mortgage loans. This process utilizes each loan's loan-to-value and debt service coverage ratios as primary metrics. See Note 4 to our unaudited consolidated financial statements, incorporated by reference, for a summary of our portfolio by loan-to-value and debt service coverage ratios.
We closely monitor loan performance for both our commercial and residential mortgage loan portfolios. Commercial and residential loans are considered nonperforming when they are 90 days or more past due. Aging of financing receivables is summarized in the following table:

	Current	30-59 days past due	60-89 days past due	Over 90 days past due	Total
As of June 30, 2020:	(Dollars in thousands)
Commercial mortgage loans	$3,827,114	$—	$—	$—	$3,827,114
Residential mortgage loans	151,208	—	—	—	151,208
Total mortgage loans	$3,978,322	$—	$—	$—	$3,978,322

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
Liquidity and Capital Resources
Our insurance subsidiaries generally have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $(518.4) million for the six months ended June 30, 2020 compared to $1.1 billion for the six months ended June 30, 2019, with the decrease attributable to a $1.4 billion decrease in net annuity deposits after coinsurance and a $203 million (after coinsurance) increase in funds returned to policyholders. As a result of funds returned to policyholders being in excess cash flows from annuity deposits for the six months ended June 30, 2020, we experienced a net cash outflow related to policyholder activity which was funded primarily by cash flows from investment income. We may continue to experience net cash outflows related to policyholder activity due to lower sales as a result of social distancing due to COVID-19. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and mortgage loans.
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
Currently, American Equity Investment Life Insurance Company ("American Equity Life") may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2020, up to $349.0 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $2.1 billion of statutory earned surplus at June 30, 2020.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of June 30, 2020, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to maintain this rating objective. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
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
On June 10, 2020, we issued 12,000 shares of 6.625% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series B ("Series B") with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $290.3 million.

On November 21, 2019 we issued $400 million of 5.95% fixed-rate reset non-cumulative preferred stock and received net proceeds of $388.9 million. We used a portion of the proceeds to redeem $165 million of our floating rate subordinated debentures in the fourth quarter of 2019 and the first quarter of 2020 and contributed $200 million to American Equity Life during May of 2020.
Cash and cash equivalents of the parent holding company at June 30, 2020, were $349.0 million which includes the $290.3 million of net proceeds from the Series B preferred issuance described above. In addition, we have a $150 million revolving line of credit, with no borrowings outstanding, available through September 2021 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions.
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
If interest rates were to increase 10% (14 basis points) from levels at June 30, 2020, we estimate that the fair value of our fixed maturity securities would decrease by approximately $519.8 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $239.9 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of a credit loss) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2019 for a further discussion of liquidity risk.

The amortized cost of fixed maturity securities that are callable at the option of the issuer, excluding securities with a make-whole provision, was $7.6 billion as of June 30, 2020. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. In addition, we have $4.9 billion of floating rate fixed maturity securities as of June 30, 2020. Generally, interest rates on these floating rate fixed maturity securities are based on the 3 month LIBOR rate and are reset quarterly. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At June 30, 2020, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies. At June 30, 2020, approximately 19% of our annuity liabilities were at minimum guaranteed crediting rates.
We purchase call options on the applicable indices to fund the annual index credits on our fixed index annuities. These options are primarily one-year instruments purchased to match the funding requirements of the underlying policies. Fair value changes associated with those investments are substantially offset by an increase or decrease in the amounts added to policyholder account balances for fixed index products. The difference between proceeds received at expiration of these options and index credits, as shown in the following table, is primarily due to under or over-hedging as a result of policyholder behavior being different than our expectations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Proceeds received at expiration of options related to such credits	$97,015	$166,430	$382,278	$224,890
Annual index credits to policyholders on their anniversaries	97,875	161,752	376,815	217,677
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of June 30, 2020 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 7 - Commitments and Contingencies to the unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures.
Item 1A. Risk Factors
Our 2019 Annual Report on Form 10-K described our Risk Factors. We added the risk factor titled Major public health issues, specifically the COVID-19 pandemic, and the resulting economic uncertainty, may adversely impact our business, financial condition and results of operations in our Form 10-Q for the quarterly period ended March 31, 2020.
In addition, the risk factor from our 2019 Annual Report on Form 10-K titled Changes in state and federal laws and regulation may adversely affect our business, financial condition, results of operations and cash flows has been revised as follows to reflect the Department of Labor issuing a proposed new fiduciary regulation on June 29, 2020 related to the provision of investment advice in retirement accounts. There have been no other material changes to the Risk Factors during the six months ended June 30, 2020.

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
The NAIC and state insurance regulators continually reexamine existing laws and regulations. The NAIC may develop and recommend adoption of new or modify existing Model Laws and Regulations. State insurance regulators may impose those recommended changes, or others, in the future. The NAIC has adopted best interest enhancements to the existing Suitability in Annuity Transactions Model Law. Several states have adopted the best interest standard with effective dates in 2021. Additional states are expected to adopt the best interest standard in the near future. Some states may adopt a heightened fiduciary standard of conduct.
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
Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including financial services regulation, securities regulation, federal taxation and employment matters, can significantly affect the insurance business. Heightened standards of conduct as a result of a fiduciary or best interest standard or other similar rules or regulations could increase the compliance and regulatory burdens on our representatives. On June 29, 2020, the Department of Labor (DOL) issued a proposed new fiduciary regulation and interpretative guidance regarding the provision of investment advice in retirement accounts. The proposed DOL fiduciary regulation is subject to public comment. The requirements of any regulation that may be adopted cannot be predicted as this time.  In addition, legislation has been enacted which could result in the federal government assuming some role in the regulation of the insurance industry.
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
The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share
January 1, 2020 - January 31, 2020	357	$29.89
February 1, 2020 - February 29, 2020	—	$—
March 1, 2020 - March 31, 2020	10,169	$18.70
April 1, 2020 - April 30, 2020	—	$—
May 1, 2020 - May 31, 2020	—	$—
June 1, 2020 - June 30, 2020	234	$24.68
Total	10,760

(a)	Includes the number of shares of common stock utilized to execute certain stock incentive awards.

Item 6. Exhibits

Exhibit Number	Description
10.1	Form of Restricted Stock Unit Award Agreement
10.2	Form of Performance Restricted Stock Unit Award Agreement
10.3	Form of Employee Stock Option Agreement
10.4
American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan (Incorporated by reference to the Appendix A to the Company's proxy statement on Form DEF 14A filed on April 24, 2020)

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
101
The following materials from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	The cover page from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended June 30, 2020 formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 10, 2020	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ Ted M. Johnson
Ted M. Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

		By:	/s/ Scott A. Samuelson
Scott A. Samuelson, Vice President and Chief Accounting Officer
(Principal Accounting Officer)