Form 10-Q
period 2020-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2020-11-06
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

APPLICABLE TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of October 30, 2020, there were 92,017,033 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Investments:
Fixed maturity securities, available for sale, at fair value (amortized cost of $47,132,615 as of 2020 and $48,238,946 as of 2019; allowance for credit losses of $61,619 as of 2020)	$51,700,743	$51,580,490
Mortgage loans on real estate (net of allowance for credit losses of $19,279 as of 2020 and $9,179 as of 2019)	3,926,699	3,448,793
Derivative instruments	874,741	1,355,989
Other investments	495,740	492,301
Total investments	56,997,923	56,877,573

Cash and cash equivalents	2,656,632	2,293,392
Coinsurance deposits (net of allowance for credit losses of $2,648 as of 2020 and $0 as of 2019)	4,886,705	5,115,013
Accrued investment income	452,647	472,826
Deferred policy acquisition costs	2,163,003	2,923,454
Deferred sales inducements	1,426,945	1,966,723
Income taxes recoverable	34,773	—
Other assets	46,448	47,571
Total assets	$68,665,076	$69,696,552

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$60,109,669	$61,893,945
Other policy funds and contract claims	242,159	256,105
Notes payable	495,528	495,116
Subordinated debentures	78,037	157,265
Deferred income taxes	512,428	177,897
Income taxes payable	—	429
Other liabilities	1,108,521	2,145,676
Total liabilities	62,546,342	65,126,433

Stockholders' equity:
Preferred stock, Series A; par value $1 per share; $400,000 aggregate liquidation preference; 20,000 shares authorized; issued and outstanding: 2020 - 16,000 shares; 2019 - 16,000 shares	16	16
Preferred stock, Series B; par value $1 per share; $300,000 aggregate liquidation preference; 12,000 shares authorized; issued and outstanding: 2020 - 12,000 shares; 2019 - no shares	12	—
Common stock; par value $1 per share; 200,000,000 shares authorized; issued and outstanding: 2020 - 91,931,837 shares (excluding 1,169,901 treasury shares); 2019 - 91,107,555 shares (excluding 1,344,193 treasury shares)	91,932	91,107
Additional paid-in capital	1,510,987	1,212,311
Accumulated other comprehensive income	2,112,111	1,497,921
Retained earnings	2,403,676	1,768,764
Total stockholders' equity	6,118,734	4,570,119
Total liabilities and stockholders' equity	$68,665,076	$69,696,552
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Premiums and other considerations	$10,407	$5,152	$29,103	$14,688
Annuity product charges	62,277	63,647	185,264	177,313
Net investment income	543,331	590,412	1,660,353	1,719,418
Change in fair value of derivatives	205,011	(20,042)	(409,201)	440,472
Net realized gains (losses) on investments	(22,321)	4,328	(68,545)	(67)
Other than temporary impairment (OTTI) losses on investments:
Total OTTI losses	—	(101)	—	(1,099)
Portion of OTTI losses recognized from other comprehensive income	—	—	—	(215)
Net OTTI losses recognized in operations	—	(101)	—	(1,314)
Loss on extinguishment of debt	—	—	(2,024)	—
Total revenues	798,705	643,396	1,394,950	2,350,510

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	13,273	7,627	36,676	23,865
Interest sensitive and index product benefits	576,147	500,285	1,217,358	888,062
Amortization of deferred sales inducements	416,983	(55,769)	415,396	(2,675)
Change in fair value of embedded derivatives	(1,732,497)	212,278	(1,855,623)	1,306,163
Interest expense on notes payable	6,388	6,382	19,161	19,141
Interest expense on subordinated debentures	1,323	3,968	4,232	12,113
Amortization of deferred policy acquisition costs	622,596	(120,934)	623,409	(45,856)
Other operating costs and expenses	42,738	38,554	128,315	114,959
Total benefits and expenses	(53,049)	592,391	588,924	2,315,772
Income before income taxes	851,754	51,005	806,026	34,738
Income tax expense	184,554	13,645	143,308	8,798
Net income	667,200	37,360	662,718	25,940
Less: Preferred stock dividends	5,950	—	18,511	—
Net income available to common stockholders	$661,250	$37,360	$644,207	$25,940

Earnings per common share	$7.20	$0.41	$7.02	$0.28
Earnings per common share - assuming dilution	$7.17	$0.41	$7.00	$0.28

Weighted average common shares outstanding (in thousands):
Earnings per common share	91,861	91,252	91,770	91,081
Earnings per common share - assuming dilution	92,163	91,711	92,071	91,748
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$667,200	$37,360	$662,718	$25,940
Other comprehensive income:
Change in net unrealized investment gains/losses (1)	494,154	742,756	767,646	2,136,989
Noncredit component of OTTI losses (1)	—	—	—	103
Reclassification of unrealized investment gains/losses to net income (1)	2,392	2,681	9,810	3,809
Other comprehensive income before income tax	496,546	745,437	777,456	2,140,901
Income tax effect related to other comprehensive income	(104,274)	(155,992)	(163,266)	(449,040)
Other comprehensive income	392,272	589,445	614,190	1,691,861
Comprehensive income	$1,059,472	$626,805	$1,276,908	$1,717,801
(1)Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
For the nine months ended September 30, 2020
Balance at December 31, 2019	$16	$91,107	$1,212,311	$1,497,921	$1,768,764	$4,570,119
Net income for period	—	—	—	—	662,718	662,718
Other comprehensive income	—	—	—	614,190	—	614,190
Issuance of preferred stock	12	—	290,248	—	—	290,260
Share-based compensation	—	—	7,515	—	—	7,515
Issuance of 824,282 shares of common stock under compensation plans	—	825	913	—	—	1,738
Cumulative effect of change in accounting principle	—	—	—	—	(9,295)	(9,295)
Dividends on preferred stock	—	—	—	—	(18,511)	(18,511)
Balance at September 30, 2020	$28	$91,932	$1,510,987	$2,112,111	$2,403,676	$6,118,734

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
For the three months ended September 30, 2020
Balance at June 30, 2020	$28	$91,595	$1,508,171	$1,719,839	$1,742,426	$5,062,059
Net income for period	—	—	—	—	667,200	667,200
Other comprehensive income	—	—	—	392,272	—	392,272
Share-based compensation	—	—	3,121	—	—	3,121
Issuance of 336,771 shares of common stock under compensation plans	—	337	(305)	—	—	32
Dividends on preferred stock	—	—	—	—	(5,950)	(5,950)
Balance at September 30, 2020	$28	$91,932	$1,510,987	$2,112,111	$2,403,676	$6,118,734

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
For the nine months ended September 30, 2019
Balance at December 31, 2018	$—	$90,369	$811,186	$(52,432)	$1,549,978	$2,399,101
Net income for period	—	—	—	—	25,940	25,940
Other comprehensive income	—	—	—	1,691,861	—	1,691,861
Share-based compensation	—	—	9,402	—	—	9,402
Issuance of 637,721 shares of common stock under compensation plans	—	638	(226)	—	—	412
Balance at September 30, 2019	$—	$91,007	$820,362	$1,639,429	$1,575,918	$4,126,716

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
For the three months ended September 30, 2019
Balance at June 30, 2019	$—	$90,936	$817,997	$1,049,984	$1,538,558	$3,497,475
Net income for period	—	—	—	—	37,360	37,360
Other comprehensive income	—	—	—	589,445	—	589,445
Share-based compensation	—	—	2,042	—	—	2,042
Issuance of 70,626 shares of common stock under compensation plans	—	71	323	—	—	394
Balance at September 30, 2019	$—	$91,007	$820,362	$1,639,429	$1,575,918	$4,126,716
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income	$662,718	$25,940
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	1,217,358	888,062
Amortization of deferred sales inducements	415,396	(2,675)
Annuity product charges	(185,264)	(177,313)
Change in fair value of embedded derivatives	(1,855,623)	1,306,163
Change in traditional life and accident and health insurance reserves	6,507	(5,113)
Policy acquisition costs deferred	(178,251)	(344,293)
Amortization of deferred policy acquisition costs	623,409	(45,856)
Provision for depreciation and other amortization	3,857	2,863
Amortization of discounts and premiums on investments	37,110	21,762
Realized gains/losses on investments	68,545	1,381
Distributions from equity method investments	190	1,160
Change in fair value of derivatives	409,201	(440,272)
Deferred income taxes	171,265	(14,676)
Loss on extinguishment of debt	2,024	—
Share-based compensation	7,515	9,402
Change in accrued investment income	20,179	(28,562)
Change in income taxes recoverable/payable	(35,202)	(3,740)
Change in other assets	2,307	(2,009)
Change in other policy funds and contract claims	(18,951)	(16,465)
Change in collateral held for derivatives	(506,735)	737,103
Change in collateral held for securities lending	(494,368)	365,592
Change in other liabilities	(22,281)	20,670
Other	4,325	(10,844)
Net cash provided by operating activities	355,231	2,288,280

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities, available for sale	3,344,860	2,184,662
Mortgage loans on real estate	230,042	207,054
Derivative instruments	633,948	352,634
Other investments	3,238	7,887
Acquisitions of investments:
Fixed maturity securities, available for sale	(2,279,427)	(4,214,476)
Mortgage loans on real estate	(723,154)	(474,734)
Derivative instruments	(557,709)	(620,638)
Other investments	(10,616)	(344,652)
Purchases of property, furniture and equipment	(12,440)	(3,148)
Net cash provided by (used in) investing activities	628,742	(2,905,411)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Financing activities
Receipts credited to annuity policyholder account balances	$1,811,843	$4,035,051
Coinsurance deposits	304,169	67,858
Return of annuity policyholder account balances	(2,922,187)	(2,626,214)
Repayment of subordinated debentures	(81,450)	—
Net proceeds from amounts due under repurchase agreements	—	(60,367)
Proceeds from issuance of preferred stock, net	290,260	—
Proceeds from issuance of common stock, net	1,738	412
Change in checks in excess of cash balance	(6,595)	(5,268)
Preferred stock dividends	(18,511)	—
Net cash provided by (used in) financing activities	(620,733)	1,411,472
Increase in cash and cash equivalents	363,240	794,341
Cash and cash equivalents at beginning of period	2,293,392	344,396
Cash and cash equivalents at end of period	$2,656,632	$1,138,737

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$17,677	$26,490
Income taxes	4,810	28,193
Non-cash operating activity:
Deferral of sales inducements	68,468	140,960
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company ("we", "us", "our" or the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. The consolidated financial statements reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires the use of management estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
New Accounting Pronouncements
In August 2018, the FASB issued an ASU that revises certain aspects of the measurement models and disclosure requirements for long duration insurance and investment contracts. The FASB’s objective in issuing this ASU is to improve, simplify, and enhance the accounting for long-duration contracts. The revisions include updating cash flow assumptions in the calculation of the liability for traditional life products, introducing the term ‘market risk benefit’ ("MRB") and requiring all contract features meeting the definition of an MRB to be measured at fair value, simplifying the method used to amortize deferred policy acquisition costs and deferred sales inducements to a constant basis over the expected term of the related contracts rather than based on actual and estimated gross profits and enhancing disclosure requirements. While this ASU is effective for us on January 1, 2023, the transition date (the remeasurement date) is January 1, 2021. Early adoption of this ASU is permitted. We are in the process of evaluating the impact this guidance will have on our consolidated financial statements.

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities, available for sale	$51,700,743	$51,700,743	$51,580,490	$51,580,490
Mortgage loans on real estate	3,926,699	4,070,821	3,448,793	3,536,446
Derivative instruments	874,741	874,741	1,355,989	1,355,989
Other investments	495,740	495,740	492,301	492,301
Cash and cash equivalents	2,656,632	2,656,632	2,293,392	2,293,392
Coinsurance deposits	4,886,705	4,480,027	5,115,013	4,635,926
Interest rate caps	—	—	6	6

Liabilities
Policy benefit reserves	59,750,209	51,872,229	61,540,992	51,800,247
Single premium immediate annuity (SPIA) benefit reserves	241,782	249,341	255,698	263,773
Notes payable	495,528	544,640	495,116	541,520
Subordinated debentures	78,037	81,451	157,265	168,357
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

Our assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2020
Assets
Fixed maturity securities, available for sale:
United States Government full faith and credit	$38,739	$32,906	$5,833	$—
United States Government sponsored agencies	1,074,978	—	1,074,978	—
United States municipalities, states and territories	3,805,086	—	3,805,086	—
Foreign government obligations	209,233	—	209,233	—
Corporate securities	33,457,290	10	33,457,280	—
Residential mortgage backed securities	1,623,073	—	1,623,073	—
Commercial mortgage backed securities	5,478,783	—	5,478,783	—
Other asset backed securities	6,013,561	—	6,013,561	—
Derivative instruments	874,741	—	874,741	—
Cash and cash equivalents	2,656,632	2,656,632	—	—
	$55,232,116	$2,689,548	$52,542,568	$—
Liabilities
Fixed index annuities - embedded derivatives	$7,475,216	$—	$—	$7,475,216

December 31, 2019
Assets
Fixed maturity securities, available for sale:
United States Government full faith and credit	$161,765	$155,945	$5,820	$—
United States Government sponsored agencies	625,020	—	625,020	—
United States municipalities, states and territories	4,527,671	—	4,527,671	—
Foreign government obligations	205,096	—	205,096	—
Corporate securities	32,536,839	4	32,536,835	—
Residential mortgage backed securities	1,575,664	—	1,575,664	—
Commercial mortgage backed securities	5,786,279	—	5,786,279	—
Other asset backed securities	6,162,156	—	6,162,156	—
Derivative instruments	1,355,989	—	1,355,989	—
Cash and cash equivalents	2,293,392	2,293,392	—	—
Interest rate caps	6	—	6	—
	$55,229,877	$2,449,341	$52,780,536	$—
Liabilities
Fixed index annuities - embedded derivatives	$9,624,395	$—	$—	$9,624,395
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
Fixed maturity securities
The fair values of fixed maturity securities in an active and orderly market are determined by utilizing independent pricing services. The independent pricing services incorporate a variety of observable market data in their valuation techniques, including:
•reported trading prices,
•benchmark yields,
•broker-dealer quotes,
•benchmark securities,
•bids and offers,
•credit ratings,
•relative credit information, and
•other reference data.

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparison of the prices to a secondary pricing source, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of September 30, 2020 and December 31, 2019.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of September 30, 2020 and December 31, 2019, we utilized an estimate of 2.10% and 2.90%, respectively, for the expected cost of annual call options, which is based on estimated long-term account value growth and a historical review of our actual option costs. The decrease in the expected cost of annual call options was due to an update in our estimated long-term account value growth as a result of current economic conditions and the low interest rate environment.
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

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
1 - 5	1.19%	0.90%	2.62%	3.33%
6 - 10	1.38%	1.29%	3.14%	3.84%
11 - 15	5.57%	3.31%	3.57%	4.12%
16 - 20	7.30%	8.52%	3.77%	4.18%
20+	7.35%	7.10%	3.54%	4.12%
Lapse rates are generally expected to increase as surrender charge percentages decrease. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.

The following table provides a reconciliation of the beginning and ending balances for our Level 3 liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$9,418,485	$9,281,117	$9,624,395	$8,165,405
Premiums less benefits	78,244	74,979	243,421	333,459
Change in fair value, net	(2,021,513)	24,998	(2,392,600)	882,230
Ending balance	$7,475,216	$9,381,094	$7,475,216	$9,381,094
The fair value of our fixed index annuities embedded derivatives is net of coinsurance ceded of $611.2 million and $644.6 million as of September 30, 2020 and December 31, 2019, respectively. Change in fair value, net for each period in our embedded derivatives is included in change in fair value of embedded derivatives in the unaudited consolidated statements of operations.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at September 30, 2020, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $579.1 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $243.8 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rates used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $622.2 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $266.4 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At September 30, 2020 and December 31, 2019, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(Dollars in thousands)
September 30, 2020
Fixed maturity securities, available for sale:
United States Government full faith and credit	$36,251	$2,488	$—	$—	$38,739
United States Government sponsored agencies	1,024,434	51,216	(672)	—	1,074,978
United States municipalities, states and territories	3,265,276	545,676	(5,866)	—	3,805,086
Foreign government obligations	187,036	22,605	(408)	—	209,233
Corporate securities	29,367,052	4,324,910	(181,627)	(53,045)	33,457,290
Residential mortgage backed securities	1,503,212	124,849	(3,767)	(1,221)	1,623,073
Commercial mortgage backed securities	5,498,757	190,102	(202,723)	(7,353)	5,478,783
Other asset backed securities	6,250,597	111,812	(348,848)	—	6,013,561
	$47,132,615	$5,373,658	$(743,911)	$(61,619)	$51,700,743

December 31, 2019
Fixed maturity securities, available for sale:
United States Government full faith and credit	$161,492	$369	$(96)	$—	$161,765
United States Government sponsored agencies	601,672	28,133	(4,785)	—	625,020
United States municipalities, states and territories	4,147,343	388,578	(8,250)	—	4,527,671
Foreign government obligations	186,993	18,103	—	—	205,096
Corporate securities	29,822,172	2,796,926	(82,259)	—	32,536,839
Residential mortgage backed securities	1,477,738	101,617	(3,691)	—	1,575,664
Commercial mortgage backed securities	5,591,167	208,895	(13,783)	—	5,786,279
Other asset backed securities	6,250,369	90,978	(179,191)	—	6,162,156
	$48,238,946	$3,633,599	$(292,055)	$—	$51,580,490
(1) Amortized cost excludes accrued interest receivable of $434.3 million as of September 30, 2020.
The amortized cost and fair value of fixed maturity securities at September 30, 2020, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$407,503	$412,652
Due after one year through five years	7,578,015	8,011,902
Due after five years through ten years	9,199,283	10,132,126
Due after ten years through twenty years	9,565,038	11,525,282
Due after twenty years	7,130,210	8,503,364
	33,880,049	38,585,326
Residential mortgage backed securities	1,503,212	1,623,073
Commercial mortgage backed securities	5,498,757	5,478,783
Other asset backed securities	6,250,597	6,013,561
	$47,132,615	$51,700,743

Net unrealized gains on available for sale fixed maturity securities reported as a separate component of stockholders' equity were comprised of the following:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities	$4,627,144	$3,341,544
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(1,982,110)	(1,473,966)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	(555,457)	(392,191)
Net unrealized gains reported as accumulated other comprehensive income	$2,112,111	$1,497,921
The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO’s"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 96% and 98% of our fixed maturity portfolio rated investment grade at September 30, 2020 and December 31, 2019, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	September 30, 2020		December 31, 2019
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$25,857,683	$28,981,733	$27,781,525	$30,122,657
2	18,973,077	20,682,645	19,278,355	20,316,911
3	1,844,263	1,684,689	1,001,087	977,191
4	300,794	248,133	114,497	112,534
5	81,869	80,048	57,952	45,205
6	74,929	23,495	5,530	5,992
	$47,132,615	$51,700,743	$48,238,946	$51,580,490

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 1,344 and 1,033 securities, respectively) have been in a continuous unrealized loss position, at September 30, 2020 and December 31, 2019:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(Dollars in thousands)
September 30, 2020
Fixed maturity securities, available for sale:
United States Government sponsored agencies	$800,010	$(672)	$—	$—	$800,010	$(672)
United States municipalities, states and territories	39,734	(5,865)	436	(1)	40,170	(5,866)
Foreign government obligations	13,782	(408)	—	—	13,782	(408)
Corporate securities:
Finance, insurance and real estate	325,056	(12,818)	—	—	325,056	(12,818)
Manufacturing, construction and mining	131,180	(8,185)	19,391	(1,734)	150,571	(9,919)
Utilities and related sectors	409,451	(57,131)	38,992	(6,719)	448,443	(63,850)
Wholesale/retail trade	168,634	(16,412)	81,245	(17,821)	249,879	(34,233)
Services, media and other	404,680	(52,252)	230,903	(61,600)	635,583	(113,852)
Residential mortgage backed securities	208,953	(3,200)	11,884	(1,788)	220,837	(4,988)
Commercial mortgage backed securities	1,954,977	(193,626)	67,940	(16,450)	2,022,917	(210,076)
Other asset backed securities	1,646,816	(64,305)	2,775,512	(284,543)	4,422,328	(348,848)
	$6,103,273	$(414,874)	$3,226,303	$(390,656)	$9,329,576	$(805,530)

December 31, 2019
Fixed maturity securities, available for sale:
United States Government full faith and credit	$144,582	$(96)	$—	$—	$144,582	$(96)
United States Government sponsored agencies	168,732	(1,229)	201,444	(3,556)	370,176	(4,785)
United States municipalities, states and territories	285,481	(8,173)	3,081	(77)	288,562	(8,250)
Corporate securities:
Finance, insurance and real estate	267,521	(4,785)	121,993	(4,744)	389,514	(9,529)
Manufacturing, construction and mining	161,633	(6,039)	44,606	(3,951)	206,239	(9,990)
Utilities and related sectors	334,635	(7,730)	51,269	(3,482)	385,904	(11,212)
Wholesale/retail trade	54,289	(1,751)	129,364	(9,411)	183,653	(11,162)
Services, media and other	275,135	(6,135)	316,086	(34,231)	591,221	(40,366)
Residential mortgage backed securities	212,404	(2,686)	11,332	(1,005)	223,736	(3,691)
Commercial mortgage backed securities	602,394	(9,366)	194,328	(4,417)	796,722	(13,783)
Other asset backed securities	752,413	(11,709)	3,375,016	(167,482)	4,127,429	(179,191)
	$3,259,219	$(59,699)	$4,448,519	$(232,356)	$7,707,738	$(292,055)
(1) Unrealized losses have not been reduced to reflect the allowance for credit losses of $61.6 million as of September 30, 2020.
The unrealized losses at September 30, 2020 are principally related to the impacts the COVID-19 pandemic had on credit markets. In addition, certain unrealized losses at September 30, 2020 are related to the timing of the purchases of certain securities, which carry less yield than those currently available. Approximately 67% and 79% of the unrealized losses on fixed maturity securities shown in the above table for September 30, 2020 and December 31, 2019, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
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

Changes in net unrealized gains/losses on investments for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Fixed maturity securities available for sale carried at fair value	$800,492	$990,481	$1,285,600	$3,891,291

Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(303,946)	(245,044)	(508,144)	(1,750,390)
Deferred income tax asset/liability	(104,274)	(155,992)	(163,266)	(449,040)
	(408,220)	(401,036)	(671,410)	(2,199,430)
Change in net unrealized gains/losses on investments carried at fair value	$392,272	$589,445	$614,190	$1,691,861
Proceeds from sales of available for sale fixed maturity securities for the nine months ended September 30, 2020 and 2019 were $1.1 billion and $707.5 million, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the nine months ended September 30, 2020 and 2019 were $2.3 billion and $1.5 billion, respectively.
Net realized gains (losses) on investments for the three and nine months ended September 30, 2020 and 2019, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$2,843	$6,164	$18,296	$12,590
Gross realized losses	(51)	(1,586)	(1,521)	(5,667)
Credit losses (1)	(25,923)	—	(82,335)	—
	(23,131)	4,578	(65,560)	6,923
Other investments:
Gross realized gains	—	—	—	7,296
Gross realized losses	—	—	—	(14,446)
	—	—	—	(7,150)
Mortgage loans on real estate:
Increase (decrease) in allowance for credit losses	810	(250)	(3,697)	160
Recovery of specific allowance	—	—	712	—
	810	(250)	(2,985)	160
	$(22,321)	$4,328	$(68,545)	$(67)
(1) Prior to adopting authoritative guidance effective January 1, 2020, credit losses on available for sale fixed maturity securities were classified as other than temporary impairments and reported in a separate line item in the Consolidated statements of operations. We recognized $0.1 million and $1.3 million, respectively, of other than temporary impairments during the three and nine months ended September 30, 2019.
Realized losses on available for sale fixed maturity securities in 2020 and 2019 were realized primarily due to strategies to reposition the fixed maturity security portfolio that result in improved net investment income, credit risk or duration profiles as they pertain to our asset liability management. Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date.
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

We have a policy and process to identify securities that could potentially have credit loss. This process involves monitoring market events and other items that could impact issuers. The evaluation includes but is not limited to such factors as:
•the extent to which the fair value has been less than amortized cost or cost;
•whether the issuer is current on all payments and all contractual payments have been made as agreed;
•the remaining payment terms and the financial condition and near-term prospects of the issuer;
•the lack of ability to refinance due to liquidity problems in the credit market;
•the fair value of any underlying collateral;
•the existence of any credit protection available;
•our intent to sell and whether it is more likely than not we would be required to sell prior to recovery for debt securities;
•consideration of rating agency actions; and
•changes in estimated cash flows of mortgage and asset backed securities.
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

The following table provides a rollforward of the allowance for credit loss:

	Three Months Ended September 30, 2020
	Corporate Securities	Commercial Mortgage Backed Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$46,749	$2,660	$777	$—	$50,186
Additions for credit losses not previously recorded	6,296	19,183	444	—	25,923
Reduction for securities with credit losses due to intent to sell	—	(14,490)	—	—	(14,490)
Ending balance	$53,045	$7,353	$1,221	$—	$61,619

	Nine Months Ended September 30, 2020
	Corporate Securities	Commercial Mortgage Backed Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance (1)	$—	$—	$—	$—	$—
Additions for credit losses not previously recorded	53,045	27,521	1,221	548	82,335
Reduction for securities with credit losses due to intent to sell	—	(20,168)	—	(548)	(20,716)
Ending balance	$53,045	$7,353	$1,221	$—	$61,619
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
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
	(Dollars in thousands)
Cumulative credit loss at beginning of period	$(165,651)	$(175,398)
Additions for the amount related to credit losses for which OTTI has not previously been recognized	—	(998)
Additional credit losses on securities for which OTTI has previously been recognized	(101)	(316)
Accumulated losses on securities that were disposed of during the period	10,775	21,735
Cumulative credit loss at end of period	$(154,977)	$(154,977)

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
4. Mortgage Loans on Real Estate
Our financing receivables consist of the following two portfolio segments: commercial mortgage loans and residential mortgage loans. Our commercial and residential mortgage loan portfolios are summarized in the following table. There were commitments outstanding of $106.1 million at September 30, 2020.

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Commercial mortgage loans:
Principal outstanding	$3,778,317	$3,458,914
Deferred fees and costs, net	(1,827)	(942)
Amortized cost	3,776,490	3,457,972
Valuation allowance	(17,429)	(9,179)
Commercial mortgage loans, carrying value	3,759,061	3,448,793

Residential mortgage loans:
Principal outstanding	171,934	—
Deferred fees and costs, net	392	—
Unamortized discounts and premiums, net	(2,838)	—
Amortized cost	169,488	—
Valuation allowance	(1,850)	—
Residential mortgage loans, carrying value	167,638	—
Mortgage loans, carrying value	$3,926,699	$3,448,793

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

	September 30, 2020		December 31, 2019
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$701,945	18.6%	$645,991	18.7%
Middle Atlantic	284,211	7.5%	284,597	8.2%
Mountain	447,623	11.8%	389,892	11.3%
New England	24,921	0.6%	9,152	0.3%
Pacific	788,267	20.9%	655,518	19.0%
South Atlantic	781,906	20.7%	751,199	21.7%
West North Central	297,526	7.9%	302,534	8.7%
West South Central	451,918	12.0%	420,031	12.1%
	$3,778,317	100.0%	$3,458,914	100.0%
Property type distribution
Office	$250,523	6.6%	$250,287	7.3%
Medical Office	21,022	0.6%	29,990	0.9%
Retail	1,199,877	31.8%	1,225,670	35.4%
Industrial/Warehouse	959,819	25.4%	896,558	25.9%
Apartment	941,858	24.9%	858,679	24.8%
Agricultural	208,303	5.5%	51,303	1.5%
Mixed use/Other	196,915	5.2%	146,427	4.2%
	$3,778,317	100.0%	$3,458,914	100.0%
Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $171.9 million that have been purchased throughout 2020. These loans are collateralized by the related properties and diversified as to location within the United States.
Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Interest income is included in Net investment income on our consolidated statements of operations. Accrued interest receivable, which was $14.9 million as of September 30, 2020, is included in Accrued investment income on our consolidated balance sheets.
Loan Valuation Allowance
We establish a valuation allowance to provide for the risk of credit losses inherent in our mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost, which excludes accrued interest receivable. We do not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balances to net investment income in a timely manner. We did not charge off any uncollectible accrued interest receivable on our commercial or residential mortgage loan portfolio for the three and nine month periods ended September 30, 2020.
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

The following table represents a rollforward of the valuation allowance on our mortgage loan portfolios:

	Three Months Ended September 30, 2020
	Commercial	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(18,439)	$(1,650)	$(20,089)
Charge-offs	—	—	—
Recoveries	—	—	—
Change in provision for credit losses	1,010	(200)	810
Ending allowance balance	$(17,429)	$(1,850)	$(19,279)

	Nine Months Ended September 30, 2020
	Commercial	Residential	Total
	(Dollars in thousands)
Beginning allowance balance (1)	$(17,779)	$—	$(17,779)
Charge-offs	1,485	—	1,485
Recoveries	712	—	712
Change in provision for credit losses	(1,847)	(1,850)	(3,697)
Ending allowance balance	$(17,429)	$(1,850)	$(19,279)
(1) Upon adoption of authoritative guidance effective January 1, 2020, we updated our accounting policies and methodology for calculating the general loan loss allowance, resulting in an adjustment to our mortgage loan valuation allowance. See Note 1 for further details.
Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of Other investments and the loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. Recoveries are situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance). We did not own any real estate during the three and nine months ended September 30, 2020 and 2019.
Credit Quality Indicators
We evaluate the credit quality of our commercial mortgage loans by analyzing LTV and DSC ratios and loan performance. We evaluate the credit quality of our residential mortgage loans by analyzing loan performance.
LTV and DSC ratios for our commercial mortgage loans are originally calculated at the time of loan origination and are updated annually for each loan using information such as rent rolls, assessment of lease maturity dates and property operating statements, which are reviewed in the context of current leasing and in place rents compared to market leasing and market rents. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our commercial mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at September 30, 2020. A summary of our commercial mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected follows (by year of origination):

	2020		2019		2018		2017		2016		Prior		Total
As of September 30, 2020:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$337,455	62%	$461,926	67%	$422,523	61%	$319,071	57%	$374,917	54%	$787,122	46%	$2,703,014	56%
Greater than or equal to 1.2 and less than 1.5	204,841	60%	240,432	68%	119,076	67%	138,287	66%	53,101	64%	122,339	53%	878,076	64%
Greater than or equal to 1.0 and less than 1.2	6,824	66%	54,341	57%	2,793	72%	7,698	65%	—	—%	28,700	64%	100,356	61%
Less than 1.0	8,785	60%	41,674	56%	13,100	65%	10,247	69%	—	—%	21,238	56%	95,044	59%
Total	$557,905	62%	$798,373	66%	$557,492	62%	$475,303	60%	$428,018	55%	$959,399	47%	$3,776,490	58%

We closely monitor loan performance for both our commercial and residential mortgage loan portfolios. Aging of financing receivables is summarized in the following table (by year of origination):

	2020	2019	2018	2017	2016	Prior	Total
As of September 30, 2020:	(Dollars in thousands)
Commercial mortgage loans
Current	$557,905	$798,373	$557,492	$475,303	$428,018	$959,399	$3,776,490
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$557,905	$798,373	$557,492	$475,303	$428,018	$959,399	$3,776,490

Residential mortgage loans
Current	$166,171	$—	$—	$—	$—	$—	$166,171
30 - 59 days past due	2,546	—	—	—	—	—	2,546
60 - 89 days past due	771	—	—	—	—	—	771
Over 90 days past due	—	—	—	—	—	—	—
Total residential mortgage loans	$169,488	$—	$—	$—	$—	$—	$169,488
As of December 31, 2019, none of our mortgage loans were 30 days or more past due.
Commercial and residential mortgage loans are considered delinquent when they become 60 days or more past due. When loans become more than 90 days past due they are considered nonperforming and we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current, we will resume accruing interest income on that loan. There were no loans in non-accrual status at September 30, 2020 and December 31, 2019. We recognized no interest income on loans in non-accrual status during the three and nine months ended September 30, 2020 and 2019.
Collateral dependent loans consist of loans for which we will depend on the value of the collateral real estate to satisfy the outstanding principal of the loan. There were no collateral dependent commercial or residential loans as of September 30, 2020 or December 31, 2019.
Troubled Debt Restructuring
A Troubled Debt Restructuring ("TDR") is a situation where we have granted a concession to a borrower for economic or legal reasons related to the borrower's financial difficulties that we would not otherwise consider. A mortgage loan that has been granted new terms, including workout terms as described previously, would be considered a TDR if it meets conditions that would indicate a borrower is experiencing financial difficulty and the new terms constitute a concession on our part. We analyze all loans where we have agreed to workout terms and all loans that we have refinanced to determine if they meet the definition of a TDR. We consider the following factors in determining whether or not a borrower is experiencing financial difficulty:
•borrower is in default,
•borrower has declared bankruptcy,
•there is growing concern about the borrower's ability to continue as a going concern,
•borrower has insufficient cash flows to service debt,
•borrower's inability to obtain funds from other sources, and
•there is a breach of financial covenants by the borrower.
If the borrower is determined to be in financial difficulty, we consider the following conditions to determine if the borrower is granted a concession:
•assets used to satisfy debt are less than our recorded investment,
•interest rate is modified,
•maturity date extension at an interest rate less than market rate,
•capitalization of interest,
•delaying principal and/or interest for a period of three months or more, and
•partial forgiveness of the balance or charge-off.
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. There were no mortgage loans that we determined to be a TDR at September 30, 2020 and December 31, 2019.

5. Derivative Instruments
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$874,741	$1,355,989
Other assets
Interest rate caps	—	6
	$874,741	$1,355,995
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives, net	$7,475,216	$9,624,395
The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$205,011	$(19,997)	$(409,263)	$442,111
Interest rate swap	—	(3)	—	(1,059)
Interest rate caps	—	(42)	62	(580)
	$205,011	$(20,042)	$(409,201)	$440,472
Change in fair value of embedded derivatives:
Fixed index annuities - embedded derivatives	$(2,021,513)	$24,998	$(2,392,600)	$882,230
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	289,016	187,280	536,977	423,933
	$(1,732,497)	$212,278	$(1,855,623)	$1,306,163
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

The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			September 30, 2020		December 31, 2019
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa2	$2,534,503	$59,082	$2,680,543	$80,692
Barclays	A	A1	6,222,261	234,710	5,753,868	217,536
Canadian Imperial Bank of Commerce	A+	Aa2	5,076,462	169,396	4,110,525	154,917
Citibank, N.A.	A+	Aa3	3,683,100	50,058	4,075,544	109,046
Credit Suisse	A+	A1	3,475,584	31,566	4,526,414	116,659
J.P. Morgan	A+	Aa2	4,016,877	25,190	4,703,234	151,651
Morgan Stanley	A+	A1	2,871,578	26,384	1,886,995	41,253
Royal Bank of Canada	AA-	A2	1,440,582	31,525	2,565,202	101,511
Societe Generale	A	A1	1,612,361	14,632	3,280,286	139,101
Truist	A	A2	2,579,446	77,930	2,051,229	74,910
Wells Fargo	A+	Aa2	5,251,699	151,799	4,221,408	163,520
Exchange traded			173,879	2,469	191,948	5,193
			$38,938,332	$874,741	$40,047,196	$1,355,989
As of September 30, 2020 and December 31, 2019, we held $841.6 million and $1.3 billion, respectively, of cash and cash equivalents and other investments from counterparties for derivative collateral, which is included in Other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $34.4 million and $25.2 million at September 30, 2020 and December 31, 2019, respectively.
The future index credits on our fixed index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. We must value both the call options and the related forward embedded options in the policies at fair value.
We entered into an interest rate swap and interest rate caps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures. See Note 10 in our Annual Report on Form 10-K for the year ended December 31, 2019 for more information on our subordinated debentures. As of September 30, 2020, all of our floating rate subordinated debentures have been redeemed and the interest rate swap and interest rate caps have been terminated. The terms of the interest rate swap provided that we paid a fixed rate of interest and received a floating rate of interest. The terms of the interest rate caps limited the three month LIBOR to 2.50%. The interest rate swap and caps were not effective hedges under accounting guidance for derivative instruments and hedging activities. Therefore, we recorded the interest rate swap and caps at fair value and any net cash payments received or paid were included in the change in fair value of derivatives in the unaudited consolidated statements of operations.
6. Notes Payable and Amounts Due Under Repurchase Agreements
Notes payable includes the following:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Senior notes due 2027
Principal	$500,000	$500,000
Unamortized debt issue costs	(4,218)	(4,607)
Unamortized discount	(254)	(277)
	$495,528	$495,116
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

As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $19.0 million during the nine months ended September 30, 2020, compared to $9.7 million and $39.4 million for the three and nine months ended September 30, 2019. We had no borrowings under repurchase agreements during the three months ended September 30, 2020. The maximum amount borrowed was $186.4 million and $243.6 million during the nine months ended September 30, 2020 and 2019, respectively. The weighted average interest rate on amounts due under repurchase agreements was 1.73% for the nine months ended September 30, 2020, compared to 2.25% and 2.97% for the three and nine months ended September 30, 2019.
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
In addition to our commitments to fund mortgage loans, we have unfunded commitments at September 30, 2020 to limited partnerships of $41.9 million and to fixed maturity securities of $56.4 million.
8. Earnings Per Common Share and Stockholders' Equity
Earnings Per Common Share
The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Numerator:
Net income available to common stockholders - numerator for earnings per common share	$661,250	$37,360	$644,207	$25,940

Denominator:
Weighted average common shares outstanding	91,861,167	91,251,590	91,769,932	91,080,681
Effect of dilutive securities:
Stock options and deferred compensation agreements	55,926	190,137	85,493	326,306
Restricted stock and restricted stock units	246,179	268,830	215,310	340,875
Denominator for earnings per common share - assuming dilution	92,163,272	91,710,557	92,070,735	91,747,862

Earnings per common share	$7.20	$0.41	$7.02	$0.28
Earnings per common share - assuming dilution	$7.17	$0.41	$7.00	$0.28
During the three months ended September 30, 2020, there were 522,671 options to purchase shares of our common stock outstanding, with an exercise price of $24.71 - $26.70, excluded from the computation of diluted loss per common share. During the nine months ended September 30, 2020, there were 50,000 options to purchase shares of our common stock outstanding, with an exercise price of $26.70, excluded from the computation of diluted loss per common share. During the three months ended September 30, 2019, there were 551,585 options to purchase shares of our common stock outstanding, with an exercise price of $24.79, excluded from the computation of diluted earnings per share. There were no options to purchase shares of our common stock outstanding excluded from the computation of diluted earnings per common share during the nine months ended September 30, 2019, as the exercise price of all options outstanding was less than the average market price of our common shares for those periods.

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
Dividends on the Series A and Series B preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the first day of March, June, September and December of each year, commencing on March 1, 2020 for Series A and on December 1, 2020 for Series B. On March 1, June 1, and September 1, 2020, we paid dividends totaling $6.6 million, $6.0 million and $5.9 million, respectively, on the Series A preferred stock. The Series A and Series B preferred stock rank senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference. The Series A and Series B preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions.
9. Subsequent Events
On October 18, 2020, we announced an agreement with Brookfield Asset Management ("Brookfield") under which Brookfield will acquire up to a 19.9% ownership interest in the Company. The equity investment by Brookfield will take place in two stages: an initial purchase of a 9.9% equity interest at $37.00 per share promptly following approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and a second purchase of up to an incremental 10.0% equity interest, at the greater value of $37.00 per share or adjusted book value per share (excluding AOCI and the net impact of fair value accounting for derivatives and embedded derivatives). The second equity investment is subject to finalization of a proposed reinsurance transaction that has been agreed to in principle, receipt of applicable regulatory approvals and other closing conditions. In addition, Brookfield has agreed not to transfer any common shares purchased in the equity investment for a period of two years after the applicable closing of the investment, as well as to customary standstill restrictions until the five-year anniversary of the initial equity investment, in each case, subject to certain exceptions. Brookfield will also receive one seat on the Company’s Board of Directors following the initial equity investment.
On October 18, 2020, the Company's Board of Directors approved a $500 million share repurchase program. The purpose of the share repurchase program is to both offset dilution from the issuance of shares to Brookfield and to institute a regular cash return program for shareholders. We started the buyback program on October 30, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at September 30, 2020, and the unaudited consolidated results of operations for the three and nine month periods ended September 30, 2020 and 2019, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2019. Interim operating results for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results expected for the entire year, particularly in light of the material risks and uncertainties surrounding the spread of COVID-19 and the impact it may have on our business, results of operations and financial condition.  Preparation of financial statements requires use of management estimates and assumptions.  Our estimates and assumptions could change in the future as more information becomes known about the impact of COVID-19.
Cautionary Statement Regarding Forward-Looking Information
All statements, trend analysis and other information contained in this report and elsewhere (such as in filings by us with the SEC, press releases, presentations by us or management or oral statements) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to markets for our products, trends in our operations or financial results, strategic alternatives, future operations, strategies, plans, partnerships, investments, share buybacks and other financial developments, and are subject to assumptions, risks and uncertainties. Statements such as “guidance”, “expect”, “anticipate”, “strong”, “believe”, “intend”, “goal”, “objective”, “target”, “position”, “potential”, “will”, “may”, “would”, “should”, “can”, “deliver”, “accelerate”, “enable”, “estimate”, “projects”, “outlook”, “opportunity” or similar words, as well as specific projections of future events or results qualify as forward-looking statements. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Factors that may cause our actual decisions or results to differ materially from those contemplated by these forward-looking statements include, among other things:
•general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated therewith, the fair value of our investments, which could result in credit losses, and certain liabilities, and the lapse rate and profitability of policies;
•major public health issues, and specifically the COVID-19 pandemic and the resulting impacts on economic conditions and financial markets;
•customer response to new products and marketing initiatives;
•changes in Federal income tax laws and regulations which may affect the relative income tax advantages of our products;
•increasing competition in the sale of fixed annuities;
•regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products and regulation of the sale, underwriting and pricing of products; and
•the risk factors or uncertainties listed from time to time in our filings with the SEC.
A detailed discussion of these and other factors that might affect our performance, can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020 filed with the SEC. Forward-looking statements speak only as of the date the statement was made and the Company undertakes no obligation to update such forward-looking statements. There can be no assurance that other factors not currently disclosed or anticipated by the Company will not materially adversely affect our results of operations or plans. Investors are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf.
Our Business and Profitability
We specialize in the sale of individual annuities (primarily fixed and fixed index deferred annuities) through independent marketing organizations ("IMOs"), agents, banks and broker-dealers. Fixed and fixed index annuities are an important product for Americans looking to fund their retirement needs as annuities have the ability to provide retirees a paycheck for life.
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
At the outbreak of COVID-19, we moved decisively to first protect our employees and business partners and then to pivot our operating platform to continue to provide industry leading levels of service to clients and producers, in a prolonged work from home environment. In addition, we increased our liquidity position and held $2.2 billion of unencumbered cash as of September 30, 2020. Currently, most of our employees are working remotely with only operationally critical employees working at our offices in West Des Moines, Iowa.

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
Our profitability depends in large part upon:
•the amount of assets under our management,
•investment spreads we earn on our policyholder account balances,
•our ability to manage our investment portfolio to maximize returns and minimize risks such as interest rate changes and defaults or credit losses,
•our ability to appropriately price for lifetime income benefit riders offered on certain of our fixed rate and fixed index annuity policies,
•our ability to manage interest rates credited to policyholders and costs of the options purchased to fund the annual index credits on our fixed index annuities,
•our ability to manage the costs of acquiring new business (principally commissions paid to agents and distribution partners and bonuses credited to policyholders),
•our ability to manage our operating expenses, and
•income taxes.
We have begun to implement an updated strategy after undertaking a thorough review of our current business, market dynamics and the current interest rate environment. Our updated strategy focuses on four key pillars: Go-to-Market, Investment Management, Capital Structure and Foundational Capabilities.
Go-to-Market focuses on how we generate policyholder funds under management through annuity product sales. We consider our marketing capabilities and franchise to be one of our core competitive strengths. We have become one of the leading insurance companies in the IMO distribution channel over our 25-year history, and can tap into a core set of loyal independent producers to originate new annuity product sales. We are focused on growing our loyal producers with one million dollars or greater of annuity product sales each year. We want to increase our share of annuity product sales generated by IMOs and accelerate our expansion into bank and broker dealer distribution through our subsidiary, Eagle Life Insurance Company ("Eagle Life"). Our strategy is to improve sales execution and enhance producer loyalty with product solutions, focused marketing campaigns, distribution analytics to enhance both sales productivity and producer engagement and new client engagement models that complement traditional physical face-to-face interactions. The financial objectives of our go to market strategy are to accelerate growth of new business and annuity funding origination in normal economic environments and to reduce cost of funds, the total cost of originating an annuity funding.
Investment Management enables the return on assets to generate adequate spread income. In an environment where risk free rates are between zero and one percent, insurers need to invest for better risk-adjusted yields than what are available in traditional fixed income securities. Our investment strategy is to look for opportunities to invest in alpha-producing specialty sub-sectors with contractually strong cash flows like real estate and infrastructure. Our investment management strategy includes forming partnerships with certain asset managers that will provide access to specific asset sectors, resulting in a sustainable supply of quality investment alternatives to traditional fixed income securities. The future partnerships with asset managers may include us taking an equity interest in the asset manager to create greater alignment and allow us to participate in the economics from scaling investment platforms.
Our capital structure plan is to make greater use of reinsurance to enable us to free up capital. We announced on September 28, 2020 an agreement in principle to enter into a strategic partnership with Värde Partners and Agam Capital Management which includes a proposed reinsurance agreement and an asset management joint venture with Värde Partners under which we will cede $5 billion of existing annuity liabilities and free up capital of approximately $350 million. Under the terms of the agreement in principle, Värde Partners will establish a Bermuda reinsurance company that would reinsure $5 billion of our fixed index annuity liabilities. We and Värde Partners will jointly establish an asset management entity to provide insurance asset management services to the reinsurance company. We intend to have a significant minority interest in the new reinsurer and a 35% interest in the newly formed asset management entity. We announced on October 18, 2020 an agreement in principle to enter into a strategic partnership with Brookfield Asset Management ("Brookfield") under which we will cede $5 billion of existing annuity liabilities and up to an incremental $5 billion of new annuity sales; gain access to Brookfield investments in targeted asset classes; and receive a cornerstone investment by Brookfield in which it will acquire up to a 19.9% ownership interest in the Company. The proposed reinsurance agreement with Brookfield will free up approximately $320 to $350 million of capital. We expect to close both transactions in the first half of 2021.

The equity investment by Brookfield will take place in two stages: an initial purchase of a 9.9% equity interest at $37.00 per share promptly following approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and a second purchase of up to an incremental 10.0% equity interest, at the greater value of $37.00 per share or adjusted book value per share (excluding AOCI and the net impact of fair value accounting for derivatives and embedded derivatives). The second equity investment is subject to finalization of certain reinsurance agreement terms, receipt of applicable regulatory approvals and other closing conditions. In addition, Brookfield has agreed not to transfer any common shares purchased in the equity investment for a period of two years after the applicable closing of the investment, as well as to customary standstill restrictions until the five-year anniversary of the initial equity investment, in each case, subject to certain exceptions. Brookfield will also receive one seat on the Company’s Board of Directors following the initial equity investment.
On October 18, 2020, the Company's Board of Directors approved a $500 million share repurchase program. The purpose of the share repurchase program is to both offset dilution from the issuance of shares to Brookfield and to institute a regular cash return program for shareholders. We started the buyback program on October 30, 2020 and expect an accelerated share repurchase program to launch in the fourth quarter.
We plan in the future to establish our own wholly-owned offshore reinsurance company and will seek to raise third-party capital into reinsurance vehicles ("side-cars") to provide risk capital to back a portion of our existing liabilities and future sales of annuity products. This will enable us to convert from an investment spread business with our own capital at risk into a combination spread based and fee based business with externally sourced risk capital. Based on our updated business strategy, we expect to annually return $250 million to $300 million of capital to shareholders starting in 2021.
Foundational Capabilities is focused on upgrading our operating platform to enhance the digital customer experience, create differentiation through data analytics, enhance core technology, and align talent.
Based on our updated strategy, we are targeting operating return on equity in the 11-14% range over the next few years, and above 15%, on average, over the long term.
Life insurance companies are subject to the NAIC risk-based capital ("RBC") requirements and rating agencies utilize a form of RBC to partially determine capital strength of insurance companies. Our RBC ratio at December 31, 2019 was 372%, and our estimated RBC ratio at September 30, 2020 was 382%.
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
On August 21, 2020 S&P affirmed its "A-" financial strength rating on American Equity Investment Life Insurance Company and its "BBB-" long-term issuer credit rating on American Equity Investment Life Holding Company, and revised its outlook to "stable" from "negative" primarily due to capital management actions taken throughout the year, including a $200 million contribution from American Equity Investment Life Holding Company to American Equity Investment Life Insurance Company and the issuance of Fixed-Rate Reset Non-Cumulative Stock, Series B for aggregate net proceeds of $290.3 million.
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

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average yield on invested assets	4.10%	4.59%	4.20%	4.53%
Aggregate cost of money	1.66%	1.84%	1.71%	1.87%
Aggregate investment spread	2.44%	2.75%	2.49%	2.66%

Impact of:
Investment yield - additional prepayment income	0.10%	0.11%	0.06%	0.06%
Cost of money benefit from over (under) hedging	0.03%	0.02%	0.03%	0.04%
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
The current environment of low interest rates and low yields for investments with the credit quality we prefer presents a strong headwind to achieving our target rate for investment spread. Active management of policyholder crediting rates has continued to lower the aggregate cost of money. The most recent actions include reductions to caps and crediting rates on $29.7 billion of policyholder funds in January of 2020 and reductions to participation rates on $4.3 billion of policyholder funds in June 2020. We continue to have flexibility to reduce our crediting rates if necessary and could decrease our cost of money by approximately 63 basis points if we reduce current rates to guaranteed minimums. Investment yields on fixed income securities purchased and mortgage loans funded during most of 2020 and 2019 were at average rates below the overall portfolio yield which has resulted in a decrease in the average yield on invested assets. In addition, the decline in yields on our floating rate investment portfolio, mark to market losses on investment partnerships and our decision to hold higher levels of cash and cash equivalents since March of 2020 contributed to the decrease in the average yield on invested assets for the three and nine month periods ended September 30, 2020 compared to the same periods in 2019.
Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019
Annuity deposits by product type collected during the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
American Equity Investment Life Insurance Company:
Fixed index annuities	$432,602	$1,054,796	$1,491,564	$3,293,458
Annual reset fixed rate annuities	1,817	2,340	6,464	9,402
Multi-year fixed rate annuities	531	593	983	1,307
Single premium immediate annuities	10,205	3,314	25,687	7,129
	445,155	1,061,043	1,524,698	3,311,296
Eagle Life Insurance Company:
Fixed index annuities	60,476	166,081	239,349	579,119
Annual reset fixed rate annuities	39	—	97	193
Multi-year fixed rate annuities	68,206	79,000	73,386	151,572
	128,721	245,081	312,832	730,884
Consolidated:
Fixed index annuities	493,078	1,220,877	1,730,913	3,872,577
Annual reset fixed rate annuities	1,856	2,340	6,561	9,595
Multi-year fixed rate annuities	68,737	79,593	74,369	152,879
Single premium immediate annuities	10,205	3,314	25,687	7,129
Total before coinsurance ceded	573,876	1,306,124	1,837,530	4,042,180
Coinsurance ceded	5,996	86,090	29,390	212,641
Net after coinsurance ceded	$567,880	$1,220,034	$1,808,140	$3,829,539

Annuity deposits before and after coinsurance ceded decreased 56% and 53%, respectively, during the third quarter of 2020 compared to the same period in 2019 and decreased 55% and 53%, respectively, during the nine months ended September 30, 2020 compared to the same period in 2019. The decrease in sales for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily due to the impact of the COVID-19 pandemic on limitations of face to face meetings and increased social distancing requirements as well as competitive pressures within each of our distribution channels. We continue to face a challenging environment for sales of fixed index annuities due to a highly competitive market, and until social distancing needs abate or producers find new ways to engage with clients, we would expect sales to remain subdued.
We coinsure 80% of the annuity deposits received from certain multi-year rate guaranteed annuities and 20% of certain fixed index annuities sold by Eagle Life through broker/dealers and banks. The decrease in coinsurance ceded premiums was attributable to a decrease in certain multi-year rate guaranteed annuities and fixed index annuities sold by Eagle Life for the three and nine months ended September 30, 2020 compared to the same periods in 2019.
Net income available to common stockholders increased to $661.3 million in the third quarter of 2020 and to $644.2 million for the nine months ended September 30, 2020 compared to $37.4 million and $25.9 million for the same periods in 2019. The increases in net income available to common stockholders for the three and nine months ended September 30, 2020 were driven primarily by the impact of assumption updates during the third quarter of 2020 compared to the impact of assumption updates during the third quarter of 2019 as further described below.
Net income is impacted by the change in fair value of derivatives and embedded derivatives which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income for the three and nine months ended September 30, 2020 was negatively impacted by a net decrease in the discount rates used to estimate the fair value of our embedded derivative liabilities, the impact of which was partially offset by decreases in amortization of deferred policy acquisition costs and deferred sales inducements related to the change in fair value of derivatives and embedded derivatives. Net income for the three and nine months ended September 30, 2019 was also negatively impacted by decreases in the discount rates used to estimate the fair value of our embedded derivative liabilities, the impact of which was partially offset by decreases in amortization of deferred policy acquisition costs and deferred sales inducements related to the change in fair value of derivatives and embedded derivatives. See Change in fair value of derivatives, Change in fair value of embedded derivatives, Amortization of deferred sales inducements and Amortization of deferred policy acquisition costs.
Net income, in general, is impacted by the volume of business in force and the investment spread earned on this business. Our investment spread measured in dollars was $318.2 million for the third quarter of 2020 and $966.3 million for the nine months ended September 30, 2020 compared to $344.0 million and $975.3 million for the same periods in 2019. Our investment spread has been negatively impacted by the extended low interest rate environment and by holding higher levels of cash and cash equivalents due to current economic conditions caused by COVID-19 (see Net investment income). The impact of the extended low interest rate environment and higher cash and cash equivalent holdings has been partially offset by a lower aggregate cost of money due to our continued active management of new business and renewal rates.
We periodically update the key assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. In addition, we periodically update the assumptions used in determining the liability for lifetime income benefit riders and the embedded derivative component of our fixed index annuity policy benefit reserves as experience develops that is different from our assumptions.
Net income available to common stockholders for the 2020 and 2019 periods includes effects from updates to assumptions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Increase (decrease) in amortization of deferred sales inducements	$391,428	$(104,707)	$428,101	$(104,707)
Increase (decrease) in amortization of deferred policy acquisition costs	589,209	(192,982)	646,785	(192,982)
Increase in interest sensitive and index product benefits	285,825	315,383	285,825	315,383
Increase (decrease) in change in fair value of embedded derivatives	(2,111,140)	28,208	(2,341,279)	28,208
Effect on net income available to common stockholders	663,073	(35,987)	769,611	(35,987)
We review these assumptions quarterly and as a result of these reviews, we made updates to assumptions in the second and third quarters of 2020 and the third quarter of 2019. In addition, we implemented an enhanced actuarial valuation system during the third quarter of 2019, and as a result, our third quarter 2019 assumption updates include model refinements resulting from the implementation.
The most significant assumption updates made in the third quarter of 2020 were to investment spread assumptions, including the net investment earned rate and crediting rates on policies, as well as updates to lapse rate and partial withdrawal assumptions.

Due to the current economic and low interest rate environments, we updated our assumption for aggregate investment spread to 2.40% in the near-term increasing to 2.60% over an eight-year reversion period and our assumption for crediting/discount rate to 1.60% increasing to 2.10% over an eight-year reversion period. Prior to these assumption updates, our long-term assumption for aggregate investment spread was steady at 2.60%, with a near term crediting/discount rate of 1.90% increasing to 2.90% over a 20-year reversion period. The assumption update to decrease aggregate investment spread resulted in lower expected future gross profits as compared to previous estimates and a decrease in the balances of deferred policy acquisition costs and deferred sales inducements. The decrease in the crediting rate, which is used as the discount rate in the calculation of the liability for lifetime income benefit riders, resulted in an increase in the liability for lifetime income benefit riders.
We updated lapse rate and partial withdrawal assumptions based on actual historical experience. For certain annuity products without a lifetime income benefit rider, lapse rate and partial withdrawal assumptions were increased while for certain annuity products with a lifetime income benefit rider, lapse rate and partial withdrawal assumptions were decreased. The net impact of the updates to lapse rate and partial withdrawal assumptions resulted in lower expected future gross profits as compared to previous estimates and a decrease in the balances of deferred policy acquisition costs and deferred sales inducements. The net impact of the updates to lapse rate and partial withdrawal assumptions resulted in an increase in the liability for lifetime income benefit riders due to a greater amount of expected benefit payments in excess of account values.
The most significant assumption update to the calculation of the fair value of the embedded derivative component of our fixed index annuity policy benefit reserves in the third quarter of 2020 was a decrease in the crediting rate/option budget to 2.10% from 2.90% as a result of a revised estimate of the cost of options. This assumption change resulted in a decrease in the fair value of the embedded derivative component of our fixed index annuity policy benefit reserves due to a reduction in the projected policy contract values over the expected lives of the contracts. The net impact of the the updates to lapse and partial withdrawal assumptions noted above resulted in an increase in the embedded derivative component of our fixed index annuity policy benefit reserves as more funds ultimately qualify for excess benefits.
During the second quarter of 2020, we updated assumptions used in determining the embedded derivative component of our fixed index annuity policy benefit reserves. The revision consisted of a refinement in the derivation of the discount rate used in calculating the fair value of embedded derivatives which increased the discount rate and resulted in a decrease in the change in fair value of embedded derivatives offset by increases in amortization of deferred sales inducements and deferred policy acquisition costs.
The most significant assumption updates made during the third quarter of 2019 were to lapse and utilization assumptions. We had credible lapse and utilization data based upon a comprehensive experience study spanning over 10 years on our products with lifetime income benefit riders and have experienced lapse rates that are lower than previously estimated.
Lower lapse assumptions resulted in an expectation that more policyholders will turn on their lifetime income benefit than previously anticipated which results in a greater amount of benefit payments in excess of account value and the need for a greater liability for lifetime income benefit riders. The decrease in lapse rate assumptions also resulted in policies being in force for a longer period of time and an increase in expected gross profits as compared to previous estimates. The higher level of expected future gross profits resulted in an increase in the balances of deferred policy acquisition costs and deferred sales inducements.
Our historical experience also indicated that the ultimate utilization of certain lifetime income benefit riders was expected to be less than our prior assumptions and the timing of utilization of lifetime income benefit riders is later than in our prior assumptions. We reduced our ultimate utilization assumptions for fee riders from 75% to 60% and for no-fee riders from 37.5% to 30%, for policies issued in 2014 and prior years. The net effect of the utilization assumption revisions resulted in a decrease in the liability for lifetime income benefit riders and partially offset the increase in the reserve for lifetime income benefit riders from the change in lapse assumptions.
In addition, we revised our assumptions regarding future crediting/discount rates. We assumed a 3.80% U.S. Treasury rate with a 20 year mean revision period. Our assumption for aggregate investment spread was 2.60% which translated to an ultimate discount rate of 2.90%. While the aggregate spread of 2.60% did not change from prior estimates, our estimates of the profitability of individual cohorts changed with the use of an aggregate portfolio yield across all cohorts. This assumption revision resulted in a change in the allocation of profitability by cohort, which caused a reduction in the deferred policy acquisition costs and deferred sales inducements assets and partially offset the increase in the deferred policy acquisition costs and deferred sales inducements assets from the change in lapse assumptions.
The most significant updates to the calculation of the fair value of the embedded derivative component of our fixed index annuity policy benefit reserves in the third quarter of 2019 were to decrease lapse rate assumptions as noted above. The impact of the lapse rate assumption changes was partially offset by a decrease in the option budget from 3.10% to 2.90% as a result of a revised estimate of the cost of options over the 20 year mean reversion period.
Net income available to common stockholders for the three and nine months ended September 30, 2020 was negatively impacted by net realized losses on investments primarily as a result of credit losses on available for sale fixed maturity securities (see Net realized gains on investments).
Net income available to common stockholders for the nine months ended September 30, 2020 was impacted by a discrete tax item that provided a tax benefit of $30.1 million related to the provision of the Coronavirus Aid, Relief, and Economic Security Act that allows net operating losses for 2018 through 2020 to be carried back to previous tax years in which a 35% statutory tax rate was in effect.

Non-GAAP operating income (loss) available to common stockholders, a non-GAAP financial measure, decreased to $(249.8) million in the third quarter of 2020 and decreased to $(2.6) million for the nine months ended September 30, 2020 compared to $233.4 million and $422.3 million for the same periods in 2019.
In addition to net income available to common stockholders, we have consistently utilized non-GAAP operating income (loss) available to common stockholders, a non-GAAP financial measure commonly used in the life insurance industry, as an economic measure to evaluate our financial performance. Non-GAAP operating income (loss) available to common stockholders equals net income available to common stockholders adjusted to eliminate the impact of items that fluctuate from quarter to quarter in a manner unrelated to core operations, and we believe measures excluding their impact are useful in analyzing operating trends. The most significant adjustments to arrive at non-GAAP operating income (loss) available to common stockholders eliminate the impact of fair value accounting for our fixed index annuity business and are not economic in nature but rather impact the timing of reported results. We believe the combined presentation and evaluation of non-GAAP operating income (loss) available to common stockholders together with net income available to common stockholders provides information that may enhance an investor's understanding of our underlying results and profitability.
Non-GAAP operating income (loss) available to common stockholders is not a substitute for net income available to common stockholders determined in accordance with GAAP. The adjustments made to derive non-GAAP operating income (loss) available to common stockholders are important to understand our overall results from operations and, if evaluated without proper context, non-GAAP operating income (loss) available to common stockholders possesses material limitations. As an example, we could produce a low level of net income available to common stockholders or a net loss available to common stockholders in a given period, despite strong operating performance, if in that period we experience significant net realized losses from our investment portfolio. We could also produce a high level of net income available to common stockholders in a given period, despite poor operating performance, if in that period we generate significant net realized gains from our investment portfolio. As an example of another limitation of non-GAAP operating income (loss) available to common stockholders, it does not include the decrease in cash flows expected to be collected as a result of credit losses on financial assets. Therefore, our management reviews net realized investment gains (losses) and analyses of our net investment income, including impacts related to credit losses, in connection with their review of our investment portfolio. In addition, our management examines net income available to common stockholders as part of their review of our overall financial results.
The adjustments made to net income available to common stockholders to arrive at non-GAAP operating income (loss) available to common stockholders for the three and nine months ended September 30, 2020 and 2019 are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Reconciliation from net income available to common stockholders to non-GAAP operating income (loss) available to common stockholders:
Net income available to common stockholders	$661,250	$37,360	$644,207	$25,940
Adjustments to arrive at non-GAAP operating income (loss) available to common stockholders:
Net realized gains/losses on financial assets, including credit losses	15,145	(3,175)	49,986	(245)
Change in fair value of derivatives and embedded derivatives - fixed index annuities	(1,176,909)	250,186	(873,773)	500,998
Change in fair value of derivatives - interest rate caps and swap	—	(76)	(848)	1,414
Income taxes	250,701	(50,940)	177,804	(105,759)
Non-GAAP operating income (loss) available to common stockholders	$(249,813)	$233,355	$(2,624)	$422,348
The amounts disclosed in the reconciliation above are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs where applicable.
Non-GAAP operating income (loss) available to common stockholders for the 2020 and 2019 periods includes effects from updates to assumptions as follows:

	Three and Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Increase (decrease) in amortization of deferred sales inducements	$57,467	$(184,882)
Increase (decrease) in amortization of deferred policy acquisition costs	90,970	(288,332)
Increase in interest sensitive and index product benefits	285,825	315,383
Effect on non-GAAP operating income (loss) available to common stockholders	(340,895)	123,739

The impact to net income available to common stockholders and non-GAAP operating income (loss) available to common stockholders from assumption updates varies due to the impact of fair value accounting for our fixed index annuity business as non-GAAP operating income (loss) available to common stockholders eliminates the impact of fair value accounting for our fixed index annuity business. While the assumption updates made during 2020 and 2019 were consistently applied, the impact to net income available to common stockholders and non-GAAP operating income (loss) available to common stockholders varies due to different amortization rates being applied to gross profit adjustments included in the valuation.
The changes in non-GAAP operating income (loss) available to common stockholders for the three and nine months ended September 30, 2020 compared to the same periods in 2019 were primarily a result of the impact of assumption updates as previously noted. Non-GAAP operating income available to common stockholders adjusted for the impact of updates to assumptions for the three and nine months ended September 30, 2020 decreased compared to the same periods in 2019 due to lower investment income and a greater increase in the liability for lifetime income benefit riders partially offset by a decline in deferred policy acquisition cost and deferred sales inducement amortization. The increase in the liability for lifetime income benefit riders and the decline in deferred policy acquisition cost and deferred sales inducement amortization were primarily a result of actuarial updates made in the third quarters of 2020 and 2019 and the impact such updates had on the pattern of the increase in the liability for lifetime income benefit riders and the pattern of deferred policy acquisition cost and deferred sales inducement amortization. In addition, non-GAAP operating income (loss) available to common stockholders for the nine months ended September 30, 2020 was impacted by a $30.1 million tax benefit from a discrete tax item related to the Coronavirus Aid, Relief, and Economic Security Act. See Net income available to common stockholders.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) decreased 2% to $62.3 million in the third quarter of 2020 and increased 4% to $185.3 million for the nine months ended September 30, 2020 compared to $63.6 million and $177.3 million for the same periods in 2019. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Surrender charges	$16,447	$20,537	$55,542	$56,473
Lifetime income benefit riders (LIBR) fees	45,830	43,110	129,722	120,840
	$62,277	$63,647	$185,264	$177,313

Withdrawals from annuity policies subject to surrender charges	$176,442	$201,392	$573,419	$511,236
Average surrender charge collected on withdrawals subject to surrender charges	9.3%	10.2%	9.7%	11.0%

Fund values on policies subject to LIBR fees	$5,789,502	$5,674,545	$16,821,767	$16,365,077
Weighted average per policy LIBR fee	0.79%	0.76%	0.77%	0.74%
The decrease in annuity product charges for the three months ended September 30, 2020 compared to the same period in 2019 was attributable to a decrease in withdrawals from annuity policies subject to surrender charges and lower average surrender charges collected on those withdrawals partially offset by an increase in fees assessed for lifetime income benefit riders due to a larger volume of business subject to the fee and an increase in the average fees being charged. The increase in annuity product charges for the nine months ended September 30, 2020 compared to the same period in 2019 was attributable to an increase in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee and increases in the average fees being charged partially offset by lower average surrender charges collected on withdrawals from annuity policies subject to surrender charges. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders.
Net investment income decreased 8% to $543.3 million in the third quarter of 2020 and 3% to $1,660.4 million for the nine months ended September 30, 2020 compared to $590.4 million and $1,719.4 million for the same periods in 2019. The decreases were attributable to a decrease in average yield earned on average invested assets during the three and nine months ended September 30, 2020 compared to the same periods in 2019, partially offset by increases in our average invested assets during the three and nine months ended September 30, 2020 compared to the same periods in 2019. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 3% to $53.0 billion for the third quarter of 2020 and 4% to $52.8 billion for the nine months ended September 30, 2020 compared to $51.5 billion and $50.7 billion for the same periods in 2019.

The average yield earned on average invested assets was 4.10% for the third quarter of 2020 and 4.20% for the nine months ended September 30, 2020 compared to 4.59% and 4.53% for the same periods in 2019. The decrease in average yield earned for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily attributable to investment of new premiums and portfolio cash flows during most of 2020 and 2019 at average rates below the overall portfolio yield, a decline in yields on our floating rate investment portfolio due to decreases in the average benchmark rates associated with these investments, an increase in the level of cash and cash equivalent holdings due to our decision to hold higher levels of cash and cash equivalents since March 2020 and mark to market losses on investment partnerships during the nine months ended September 30, 2020 due to changes in fair market valuations. The average yield on fixed income securities purchased and mortgage loans funded during the three and nine months ended September 30, 2020 was 3.59% and 3.75%, compared to 3.30% and 3.95% for the same periods in 2019. During the second and third quarter of 2020 we began to purchase residential mortgage loans which provided a meaningful increase in purchase yields for the three and nine months ended September 30, 2020.
Change in fair value of derivatives consists of call options purchased to fund annual index credits on fixed index annuities, and an interest rate swap and interest rate caps that hedge our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Call options:
Loss on option expiration	$(3,228)	$(106,440)	$(2,492)	$(272,603)
Change in unrealized gains/losses	208,239	86,443	(406,771)	714,714
Interest rate swap	—	(3)	—	(1,059)
Interest rate caps	—	(42)	62	(580)
	$205,011	$(20,042)	$(409,201)	$440,472
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based which impacts the fair values and changes in the fair values of those call options between periods. The change in unrealized gains/losses on call options for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 reflect the impact from equity market volatility throughout 2020 related to the economic uncertainty caused by the COVID-19 pandemic. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
S&P 500 Index
Point-to-point strategy	0.6% - 11.6%	0.0% - 7.0%	0.0% - 17.4%	0.0% - 7.0%
Monthly average strategy	0.0% - 8.0%	0.0% - 3.5%	0.0% - 11.9%	0.0% - 6.9%
Monthly point-to-point strategy	0.0% - 0.2%	0.0% - 2.1%	0.0% - 14.0%	0.0% - 4.3%
Fixed income (bond index) strategies	0.0% - 11.1%	0.0% - 10.0%	0.0% - 13.6%	0.0% - 10.0%
The change in fair value of derivatives is also influenced by the aggregate cost of options purchased. The aggregate cost of options for the three and nine months ended September 30, 2020 were lower than for the same periods in 2019 as option costs generally decreased during 2019 and into 2020. The decrease in aggregate option costs was partially offset by an increase in the amount of fixed index annuities in force during the three and nine months ended September 30, 2020 compared to the same periods in 2019. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
During the nine months ended September 30, 2020, securities were sold at gains as we looked to increase our cash and cash equivalent holdings in response to the COVID-19 pandemic. Securities sold at losses are generally due to our long-term fundamental concern with the issuers' ability to meet their future financial obligations or to improve our risk or duration profiles as they pertain to our asset liability management.

Interest sensitive and index product benefits increased 15% to $576.1 million in the third quarter of 2020 and 37% to $1.2 billion for the nine months ended September 30, 2020 compared to $500.3 million and $888.1 million for the same periods in 2019. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Index credits on index policies	$174,747	$92,343	$551,562	$310,020
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	48,042	51,706	148,078	153,110
Lifetime income benefit riders	353,358	356,236	517,718	424,932
	$576,147	$500,285	$1,217,358	$888,062
The increase in index credits for the three and nine months ended September 30, 2020 compared to the same periods in 2019 were due to changes in the level of appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $178.4 million and $560.7 million for the three and nine months ended September 30, 2020, compared to $95.5 million and $320.4 million for the same periods in 2019. The changes in benefits recognized for lifetime income benefit riders for the three and nine months ended September 30, 2020 compared to the same periods in 2019 were primarily due to the impact that assumption updates made during the third quarter of 2020 and 2019 had on the lifetime income benefit riders liability and the pattern of growth of the liability due to those assumption updates. The assumption updates used in determining the liability for lifetime income benefit riders resulted in an increase in the liability for lifetime income benefit riders in both 2020 and 2019. (See Net income above for a discussion of the impact of assumption updates). Benefits recognized for lifetime income benefit riders increased for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 due to an increase in fund value of policies with lifetime income benefit riders, which correlates to the increase in fees discussed in Annuity product charges.
The liability (net of coinsurance ceded) for lifetime income benefit riders was $1.8 billion and $1.3 billion at September 30, 2020 and December 31, 2019, respectively.
Amortization of deferred sales inducements before gross profit adjustments increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to the impact of assumption updates made during the third quarter of 2020 as compared to the impact of assumption updates made during the third quarter of 2019. Bonus products represented 76% and 78% of our net annuity account values at September 30, 2020 and September 30, 2019, respectively. The amount of amortization is affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments including credit losses on fixed maturity securities. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years.
Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$113,273	$(113,177)	$197,514	$24,512
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	305,981	57,102	224,938	(26,319)
Net realized gains (losses) on investments	(2,271)	306	(7,056)	(868)
Amortization of deferred sales inducements after gross profit adjustments	$416,983	$(55,769)	$415,396	$(2,675)
See Net income and Non-GAAP operating income (loss) above for discussion of the impact of assumption updates on amortization of deferred sales inducements for the three and nine months ended September 30, 2020 and 2019. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2019.

Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives (see Note 5 to our unaudited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Fixed index annuities - embedded derivatives	$(2,021,513)	$24,998	$(2,392,600)	$882,230
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	289,016	187,280	536,977	423,933
	$(1,732,497)	$212,278	$(1,855,623)	$1,306,163
The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in the expected annual cost of options we will purchase in the future to fund index credits beyond the next policy anniversary: (iii) changes in the discount rates used in estimating our embedded derivative liabilities; and (iv) the growth in the host component of the policy liability. The amounts presented as "Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting" represent the total change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date, less the change in fair value of our fixed index annuities embedded derivative. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2019.
The primary reason for the decreases in the change in fair value of the fixed index annuity embedded derivatives during the three and nine months ended September 30, 2020 compared to the same periods of 2019 was a decrease in the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary date as a result of updates to assumptions made during the three months ended September 30, 2020. See Net Income above for discussion of the impact of assumption updates on the fair value of the fixed index annuity embedded derivative for the three and nine months ended September 30, 2020 and 2019. In addition, a decrease in the expected index credits on the next policy anniversary dates resulting from decreases in the fair value of the call options acquired to fund these index credits during the nine months ended September 30, 2020 compared to increases in the expected index credits resulting from increases in the fair value of the call options acquired to fund these index credits during the nine months ended September 30, 2019 resulted in a decrease in the change in fair value of the fixed annuity embedded derivatives for the nine-months ended September 30, 2020 compared to the same period of 2019 while an increase in such expected index credits due to a larger increase in the fair value of the call options acquired to fund such index credits for the three months ended September 30, 2020 compared to the same period of 2019 resulted in an increase in the fair value of the fixed index annuity embedded derivatives for the three months ended September 30, 2020 compared to the same period of 2019. These decreases in the fair value of the fixed index annuity embedded derivatives for the nine months ended September 30, 2020 were partially offset by a larger decrease in the net discount rate during the nine months ended September 30, 2020 compared to the same period of 2019. The decrease in the net discount rate for the nine months ended September 30, 2020 consists of a decrease in treasury rates partially offset by a widening of credit spreads. The discount rates used in estimating our embedded derivative liabilities fluctuate based on the changes in the general level of risk free interest rates and our own credit spread.
Amortization of deferred policy acquisition costs before gross profit adjustments increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to the impact of assumption updates made during the third quarter of 2020 as compared to the impact of assumption updates made during the third quarter of 2019. The amount of amortization is affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments including credit losses on fixed maturity securities. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts.
Amortization of deferred policy acquisition costs is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$173,508	$(182,353)	$301,004	$19,162
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	452,694	60,674	333,319	(64,259)
Net realized gains (losses) on investments	(3,606)	745	(10,914)	(759)
Amortization of deferred policy acquisition costs after gross profit adjustments	$622,596	$(120,934)	$623,409	$(45,856)

See Net income and Non-GAAP operating income (loss) above for discussion of the impact of assumption updates on amortization of deferred policy acquisition costs for the three and nine months ended September 30, 2020 and 2019. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2019.
Other operating costs and expenses increased 11% to $42.7 million in the third quarter of 2020 and 12% to $128.3 million for the nine months ended September 30, 2020 compared to $38.6 million and $115.0 million for the same periods in 2019 and are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Salary and benefits	$24,966	$20,170	$68,953	$61,263
Risk charges	11,387	10,031	33,334	28,062
Other	6,385	8,353	26,028	25,634
Total other operating costs and expenses	$42,738	$38,554	$128,315	$114,959
Salary and benefits for the three and nine months ended September 30, 2020 reflect increases of $6.0 million and $2.6 million, respectively, due to an increased number of employees related to our growth and increases of $2.2 million and $2.4 million, respectively, for expense recognized under our equity and cash incentive compensation programs ("incentive compensation programs") compared to the same periods in the prior year. The increases in expenses related to our incentive compensation programs for the three and nine months ended September 30, 2020 were primarily due to an increase in the percentage of performance-based restricted stock units expected to be earned and an increase in expected payouts due to a larger number of employees participating in incentive compensation programs in 2020 as compared to 2019.
The increase in risk charges expense for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was due to an increase in the amount of excess regulatory reserves ceded to an unaffiliated reinsurer. The excess regulatory reserves ceded at September 30, 2020 and 2019 were $1,332.2 million and $1,132.2 million, respectively.
Other expenses decreased for the three months ended September 30, 2020 compared to the same period in 2019 primarily as a result of decreases in expenses related to lower sales production activity due to the COVID-19 pandemic offset by increases in consulting fees. Other expenses increased for the nine months ended September 30, 2020 compared to the same period in 2019 primarily as a result of increases in consulting fees, depreciation and maintenance expense related to software and hardware assets, licensing fees which are based on the level of policyholder funds under management allocated to index strategies and non-deferrable commission expenses. These increases were offset by decreases in expenses related to lower sales promotion activity due to the COVID-19 pandemic.
Income tax expense was $184.6 million in the third quarter of 2020 and $143.3 million for the nine months ended September 30, 2020 compared to $13.6 million and $8.8 million for the same periods in 2019. The change in income tax expense was primarily due to changes in income before income taxes. The effective income tax rates for the three and nine months ended September 30, 2020 were 21.7% and 17.8%, respectively, and 26.8% and 25.3% for the same periods in 2019, respectively.
Income tax expense and the resulting effective tax rate are based upon two components of income before income taxes ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at an effective rate of approximately 21.5% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income for the parent company and other non-life insurance subsidiaries (the "non-life insurance group") is generally taxed at an effective tax rate of 29.5% reflecting the combined federal / state income tax rates. The effective income tax rates resulting from the combination of the income tax provisions for the life / non-life sources of income vary from period to period based primarily on the relative size of pretax income from the two sources.
The effective tax rate for the nine months ended September 30, 2020 was impacted by a discrete tax item that provided a tax benefit of $30.1 million related to the provision of the Coronavirus Aid, Relief, and Economic Security Act that allows net operating losses for 2018 through 2020 to be carried back to previous tax years in which a 35% statutory tax rate was in effect. In addition, the effective income tax rate was impacted by a discrete tax item related to share-based compensation that provided a tax benefit (expense) of approximately $0.4 million for the nine months ended September 30, 2020 compared to $1.3 million for the nine months ended September 30, 2019. Income tax expense for the three and nine months ended September 30, 2019 reflects an increase in income tax expense of approximately $2.5 million related to the reversal of the impact of capital losses expected to be carried back to periods in which a 35% statutory rate was in effect. The effective income tax rates excluding the impact of discrete items were 21.57% and 21.55%, respectively, for the three and nine months ended September 30, 2020 and 21.50% and 21.53% for the same periods in 2019, respectively.

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
The composition of our investment portfolio is summarized as follows:

	September 30, 2020		December 31, 2019
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$38,739	0.1%	$161,765	0.3%
United States Government sponsored agencies	1,074,978	1.9%	625,020	1.1%
United States municipalities, states and territories	3,805,086	6.7%	4,527,671	7.9%
Foreign government obligations	209,233	0.4%	205,096	0.3%
Corporate securities	33,457,290	58.7%	32,536,839	57.2%
Residential mortgage backed securities	1,623,073	2.8%	1,575,664	2.8%
Commercial mortgage backed securities	5,478,783	9.6%	5,786,279	10.2%
Other asset backed securities	6,013,561	10.5%	6,162,156	10.8%
Total fixed maturity securities	51,700,743	90.7%	51,580,490	90.6%
Mortgage loans on real estate	3,926,699	6.9%	3,448,793	6.1%
Derivative instruments	874,741	1.5%	1,355,989	2.4%
Other investments	495,740	0.9%	492,301	0.9%
	$56,997,923	100.0%	$56,877,573	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or impairments while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	September 30, 2020		December 31, 2019
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$29,855,053	57.8%	$30,662,644	59.4%
Baa	19,893,094	38.5%	19,833,309	38.4%
Total investment grade	49,748,147	96.3%	50,495,953	97.8%
Ba	1,573,650	3.0%	821,902	1.6%
B	224,170	0.4%	81,407	0.2%
Caa	65,386	0.1%	95,676	0.2%
Ca and lower	89,390	0.2%	85,552	0.2%
Total below investment grade	1,952,596	3.7%	1,084,537	2.2%
	$51,700,743	100.0%	$51,580,490	100.0%

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
A summary of our fixed maturity securities by NAIC designation is as follows:

	September 30, 2020				December 31, 2019
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$25,857,683	$28,981,733	$28,981,733	56.1%	$27,781,525	$30,122,657	$30,122,657	58.4%
2	18,973,077	20,682,645	20,682,645	40.0%	19,278,355	20,316,911	20,316,911	39.4%
3	1,844,263	1,684,689	1,684,689	3.3%	1,001,087	977,191	977,191	1.9%
4	300,794	248,133	248,133	0.5%	114,497	112,534	112,534	0.2%
5	81,869	80,048	80,048	0.1%	57,952	45,205	45,205	0.1%
6	74,929	23,495	23,495	—%	5,530	5,992	5,992	—%
	$47,132,615	$51,700,743	$51,700,743	100.0%	$48,238,946	$51,580,490	$51,580,490	100.0%
The amortized cost and fair value of fixed maturity securities at September 30, 2020, by contractual maturity, are presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses, Net of Allowance	Allowance for Credit Losses	Fair Value
		(Dollars in thousands)
September 30, 2020
Fixed maturity securities, available for sale:
United States Government sponsored agencies	6	$800,682	$(672)	$—	$800,010
United States municipalities, states and territories	15	46,036	(5,866)	—	40,170
Foreign government obligations	1	14,190	(408)	—	13,782
Corporate securities:
Finance, insurance and real estate	30	337,874	(12,818)	—	325,056
Manufacturing, construction and mining	19	160,490	(9,919)	—	150,571
Utilities and related sectors	61	512,293	(62,235)	(1,615)	448,443
Wholesale/retail trade	31	284,112	(34,233)	—	249,879
Services, media and other	82	749,435	(62,422)	(51,430)	635,583
Residential mortgage backed securities	51	225,825	(3,767)	(1,221)	220,837
Commercial mortgage backed securities	309	2,232,993	(202,723)	(7,353)	2,022,917
Other asset backed securities	739	4,771,176	(348,848)	—	4,422,328
	1,344	$10,135,106	$(743,911)	$(61,619)	$9,329,576

December 31, 2019
Fixed maturity securities, available for sale:
United States Government full faith and credit	5	$144,678	$(96)	$—	$144,582
United States Government sponsored agencies	6	374,961	(4,785)	—	370,176
United States municipalities, states and territories	42	296,812	(8,250)	—	288,562
Corporate securities:
Finance, insurance and real estate	38	399,043	(9,529)	—	389,514
Manufacturing, construction and mining	20	216,229	(9,990)	—	206,239
Utilities and related sectors	32	397,116	(11,212)	—	385,904
Wholesale/retail trade	12	194,815	(11,162)	—	183,653
Services, media and other	65	631,587	(40,366)	—	591,221
Residential mortgage backed securities	34	227,427	(3,691)	—	223,736
Commercial mortgage backed securities	127	810,505	(13,783)	—	796,722
Other asset backed securities	652	4,306,620	(179,191)	—	4,127,429
	1,033	$7,999,793	$(292,055)	$—	$7,707,738
The unrealized losses at September 30, 2020 are principally related to the impacts the COVID-19 pandemic has had on credit markets. Approximately 67% and 79% of the unrealized losses on fixed maturity securities shown in the above table for September 30, 2020 and December 31, 2019, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
The increase in unrealized losses from December 31, 2019 to September 30, 2020 was primarily related to the impacts the COVID-19 pandemic had on credit markets. While treasury yields declined during the nine months ended September 30, 2020, credit spreads have widened. The widening of credit spreads in most cases was driven by a flight to quality into treasury securities due to illiquidity and uncertainty of the impact of the COVID-19 pandemic on the economy. The 10-year U.S. Treasury yields at September 30, 2020 and December 31, 2019 were 0.69% and 1.92%, respectively. The 30-year U.S. Treasury yields at September 30, 2020 and December 31, 2019 were 1.46% and 2.39%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses (1)	Percent of Total
	(Dollars in thousands)
September 30, 2020
1	$4,491,450	48.2%	$(216,558)	29.1%
2	3,283,029	35.2%	(280,939)	37.8%
3	1,260,783	13.5%	(181,374)	24.4%
4	243,452	2.6%	(52,509)	7.0%
5	28,289	0.3%	(4,495)	0.6%
6	22,573	0.2%	(8,036)	1.1%
	$9,329,576	100.0%	$(743,911)	100.0%
December 31, 2019
1	$3,580,578	46.4%	$(79,638)	27.3%
2	3,412,695	44.3%	(151,826)	52.0%
3	613,240	8.0%	(38,216)	13.1%
4	74,027	1.0%	(8,575)	2.9%
5	26,998	0.3%	(13,437)	4.6%
6	200	—%	(363)	0.1%
	$7,707,738	100.0%	$(292,055)	100.0%
(1) Gross unrealized losses have been adjusted to reflect the allowance for credit loss as of September 30, 2020 of $61.6 million.
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 1,344 and 1,033 securities, respectively) have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019, along with a description of the factors causing the unrealized losses is presented in Note 3 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

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
		(Dollars in thousands)
September 30, 2020
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	148	$1,754,169	$1,725,012	$(29,157)
Six months or more and less than twelve months	567	3,982,278	3,713,531	(268,747)
Twelve months or greater	361	2,602,800	2,389,680	(213,120)
Total investment grade	1,076	8,339,247	7,828,223	(511,024)
Below investment grade:
Less than six months	34	225,537	200,433	(25,104)
Six months or more and less than twelve months	80	526,071	461,852	(64,219)
Twelve months or greater	154	982,632	839,068	(143,564)
Total below investment grade	268	1,734,240	1,501,353	(232,887)
	1,344	$10,073,487	$9,329,576	$(743,911)

December 31, 2019
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	352	$2,960,557	$2,911,909	$(48,648)
Six months or more and less than twelve months	46	290,674	282,347	(8,327)
Twelve months or greater	513	4,003,478	3,829,474	(174,004)
Total investment grade	911	7,254,709	7,023,730	(230,979)
Below investment grade:
Less than six months	11	32,607	31,695	(912)
Six months or more and less than twelve months	8	35,080	33,268	(1,812)
Twelve months or greater	103	677,397	619,045	(58,352)
Total below investment grade	122	745,084	684,008	(61,076)
	1,033	$7,999,793	$7,707,738	$(292,055)
(1) Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss as of September 30, 2020 of $61.6 million.

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost, Net of Allowance (1)	Fair Value	Gross Unrealized Losses, Net of Allowance (1)
		(Dollars in thousands)
September 30, 2020
Investment grade:
Less than six months	11	$100,733	$71,823	$(28,910)
Six months or more and less than twelve months	24	186,115	134,412	(51,703)
Twelve months or greater	—	—	—	—
Total investment grade	35	286,848	206,235	(80,613)
Below investment grade:
Less than six months	33	148,666	109,890	(38,776)
Six months or more and less than twelve months	23	173,162	124,873	(48,289)
Twelve months or greater	3	10,320	6,293	(4,027)
Total below investment grade	59	332,148	241,056	(91,092)
	94	$618,996	$447,291	$(171,705)

December 31, 2019
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—
Below investment grade:
Less than six months	—	—	—	—
Six months or more and less than twelve months	1	2,640	1,755	(885)
Twelve months or greater	4	53,800	35,541	(18,259)
Total below investment grade	5	56,440	37,296	(19,144)
	5	$56,440	$37,296	$(19,144)
(1) Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss as of September 30, 2020 of $61.6 million.

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

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
September 30, 2020
Due in one year or less	$3,108	$2,228
Due after one year through five years	1,166,223	1,125,636
Due after five years through ten years	871,939	771,026
Due after ten years through twenty years	449,485	409,951
Due after twenty years	414,357	354,653
	2,905,112	2,663,494
Residential mortgage backed securities	225,825	220,837
Commercial mortgage backed securities	2,232,993	2,022,917
Other asset backed securities	4,771,176	4,422,328
	$10,135,106	$9,329,576

December 31, 2019
Due in one year or less	$5,073	$5,071
Due after one year through five years	278,165	273,869
Due after five years through ten years	555,200	544,687
Due after ten years through twenty years	1,041,474	1,008,487
Due after twenty years	775,329	727,737
	2,655,241	2,559,851
Residential mortgage backed securities	227,427	223,736
Commercial mortgage backed securities	810,505	796,722
Other asset backed securities	4,306,620	4,127,429
	$7,999,793	$7,707,738
International Exposure
We hold fixed maturity securities with international exposure. As of September 30, 2020, 24% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of our fixed maturity securities with international exposure are denominated in U.S. dollars. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	September 30, 2020
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$251,563	$281,301	0.5%
Asia/Pacific	436,613	499,825	1.0%
Non-GIIPS Europe	2,960,710	3,292,311	6.4%
Latin America	254,541	286,902	0.5%
Non-U.S. North America	1,403,319	1,566,323	3.0%
Australia & New Zealand	1,047,547	1,130,250	2.2%
Other	5,543,900	5,318,443	10.3%
	$11,898,193	$12,375,355	23.9%
(1)Greece, Ireland, Italy, Portugal and Spain ("GIIPS"). All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

All of the securities presented in the table above are investment grade (NAIC designation of either 1 or 2), except for the following:

	September 30, 2020
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
GIIPS	$14,547	$17,248
Asia/Pacific	11,000	10,951
Non-GIIPS Europe	223,929	197,189
Latin America	74,579	76,354
Non-U.S. North America	112,518	101,765
Other	814,196	709,817
	$1,250,769	$1,113,324
Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e., significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of credit losses. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. For corporate issues, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. For asset-backed securities, we evaluate changes in factors such as collateral performance, default rates, loss severities and expected cash flows. At September 30, 2020, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance	Net Unrealized Losses, Net of Allowance	Fair Value
		(Dollars in thousands)
Corporate securities - Public securities	17	$202,148	$(51,430)	$150,718	$(23,736)	$126,982
Corporate securities - Private placement securities	35	350,537	(1,615)	348,922	(22,957)	325,965
Residential mortgage backed securities	21	59,491	(1,221)	58,270	(501)	57,769
Commercial mortgage backed securities	24	250,545	(7,353)	243,192	(47,711)	195,481
Other asset backed securities	2	69,738	—	69,738	(8,780)	60,958
Collateralized loan obligations	8	74,805	—	74,805	(14,081)	60,724
	107	$1,007,264	$(61,619)	$945,645	$(117,766)	$827,879
We expect to recover the unrealized losses, net of allowances, as we did not have the intent to sell and it was not more likely than not that we would be required to sell these securities prior to recovery of the amortized cost basis, net of allowances. Our analysis of these securities and their credit performance at September 30, 2020 is as follows:
Corporate securities - public securities: The public corporate securities included on the watch list are primarily domestic oil drillers or securities with exposure to the travel industry. The decline in value of the securities of domestic oil drillers is due to the continuing low level of oil prices, which has caused credit metrics to continue to be under pressure. The decline in value and the heightened credit risk on the securities with exposure to the travel industry is primarily due to the impact COVID-19 has had on the travel industry As a result of our process for identifying securities that could potentially have credit losses, we recognized credit losses of $4.8 million and $51.5 million, respectively, on these securities during the three and nine months ended September 30, 2020.
Corporate securities - private placement securities: The private placement securities included on the watch list are spread across numerous industries, the most significant of which is the airlines industry. The heightened credit risk on these securities is primarily due to the impact COVID-19 has had on the travel industry. While there is a heightened level of credit risk for the private placement securities included on the watch list, we expect minimal credit losses on these securities based on our current analyses. Based on these analyses, we recognized credit losses of $1.5 million and $1.6 million, respectively, on these securities during the three and nine months ended September 30, 2020.
Residential mortgage backed securities: The residential mortgage backed securities included on the watch list have generally experienced higher levels of stress due to the impact COVID-19 is having on the economy. While there is a heightened level of credit risk for the residential mortgage backed securities included on the watch list, we expect minimal credit losses on these securities based on our current analyses. Based on these analyses, we recognized credit losses of $0.4 million and $1.2 million, respectively, on these securities during the three and nine months ended September 30, 2020.

Commercial mortgage backed securities: The commercial mortgage backed securities included on the watch list have generally experienced higher levels of stress due to the impact COVID-19 is having on the economy. As a result of our process for identifying securities that could potentially have credit losses and our intent to sell certain commercial mortgage backed securities, we recognized credit losses of $19.2 million and $27.5 million, respectively, on these securities during the three and nine months ended September 30, 2020.
Other asset backed securities: The decline in value of these securities, which are primarily related to the auto rental industry, is primarily a result of the impact COVID-19 has had on the travel industry. We did not take any credit losses on these securities during the three or nine months ended September 30, 2020 as we do not expect any credit losses on the securities based on our current analyses. We recognized a credit loss of $0.5 million on an other asset backed security during the nine months ended September 30, 2020 due to our intent to sell the security.
Collateralized loan obligations: The collateralized loan obligations included on the watch list have generally experienced higher levels of stress due to the impact COVID-19 is having on the economy. While there is a heightened level of credit risk for the collateralized loan obligations included on the watch list, we do not expect credit losses on these securities based on our current analyses.
Credit Losses
We have a policy and process to identify securities in our investment portfolio for which we recognize credit loss. See Note 3 to our unaudited consolidated financial statements.
During the three and nine months ended September 30, 2020, we recognized credit losses of $4.8 million and $51.5 million, respectively, on corporate securities with exposure to the offshore drilling industry as discussed above and $19.2 million and $27.5 million, respectively, on commercial mortgage backed securities due to the impact of COVID-19 on the performance of the underlying collateral or our intent to sell the securities. In addition, during the three and nine months ended September 30, 2020, we recognized credit losses of $0.4 million and $1.2 million, respectively, on residential mortgage backed securities due to the performance of the underlying collateral and $1.5 million and $1.6 million, respectively, on private placement securities with exposure primarily to the airlines industry. During the nine months ended September 30, 2020 we recognized a credit loss of $0.5 million on an asset backed security due to our intent to sell such security.
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
Mortgage Loans on Real Estate
Our financing receivables consist of two mortgage loan portfolio segments: commercial mortgage loans and residential mortgage loans. Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $171.9 million that have been purchased throughout 2020. These loans are collateralized by the related properties and diversified as to location within the United States. Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.
At September 30, 2020 and December 31, 2019, the largest principal amount outstanding for any single commercial mortgage loan was $34.7 million and $28.5 million, respectively, and the average loan size was $4.7 million and $4.4 million, respectively. In addition, the average loan to value ratio for commercial mortgage loans was 53.9% and 54.3% at September 30, 2020 and December 31, 2019, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 to our unaudited consolidated financial statements in this Form 10-Q, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At September 30, 2020, we had commitments to fund commercial mortgage loans totaling $106.1 million, with interest rates ranging from 3.00% to 5.65%. During 2020 and 2019, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the nine months ended September 30, 2020, we received $126.4 million in cash for loans being paid in full compared to $127.5 million for the nine months ended September 30, 2019. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
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

We closely monitor loan performance for both our commercial and residential mortgage loan portfolios. Commercial and residential loans are considered nonperforming when they are 90 days or more past due. Aging of financing receivables is summarized in the following table:

	Current	30-59 days past due	60-89 days past due	Over 90 days past due	Total
As of September 30, 2020:	(Dollars in thousands)
Commercial mortgage loans	$3,776,490	$—	$—	$—	$3,776,490
Residential mortgage loans	166,171	2,546	771	—	169,488
Total mortgage loans	$3,942,661	$2,546	$771	$—	$3,945,978
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
Liquidity and Capital Resources
Our insurance subsidiaries generally have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $(806) million for the nine months ended September 30, 2020 compared to $1.5 billion for the nine months ended September 30, 2019, with the decrease attributable to a $2.0 billion decrease in net annuity deposits after coinsurance and a $243 million (after coinsurance) increase in funds returned to policyholders. As a result of funds returned to policyholders being in excess of cash flows from annuity deposits for the nine months ended September 30, 2020, we experienced a net cash outflow related to policyholder activity which was funded primarily by cash flows from investment income. We may continue to experience net cash outflows related to policyholder activity due to lower sales as a result of social distancing due to COVID-19. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and mortgage loans.
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
Currently, American Equity Investment Life Insurance Company ("American Equity Life") may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2020, up to $349.0 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $2.1 billion of statutory earned surplus at September 30, 2020.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of September 30, 2020, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to maintain this rating objective. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.

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
Cash and cash equivalents of the parent holding company at September 30, 2020, were $353.4 million which includes the $290.3 million of net proceeds from the Series B preferred issuance described above. In addition, we have a $150 million revolving line of credit, with no borrowings outstanding, available through September 2021 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions.
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

If interest rates were to increase 10% (15 basis points) from levels at September 30, 2020, we estimate that the fair value of our fixed maturity securities would decrease by approximately $545.5 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $258.9 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of a credit loss) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2019 for a further discussion of liquidity risk.
The amortized cost of fixed maturity securities that are callable at the option of the issuer, excluding securities with a make-whole provision, was $7.2 billion as of September 30, 2020. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. In addition, we have $4.9 billion of floating rate fixed maturity securities as of September 30, 2020. Generally, interest rates on these floating rate fixed maturity securities are based on the 3 month LIBOR rate and are reset quarterly. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At September 30, 2020, approximately 99% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies. At September 30, 2020, approximately 19% of our annuity liabilities were at minimum guaranteed crediting rates.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Proceeds received at expiration of options related to such credits	$178,405	$95,491	$560,683	$320,381
Annual index credits to policyholders on their anniversaries	174,747	92,343	551,562	310,020
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of September 30, 2020 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition, the risk factor from our 2019 Annual Report on Form 10-K titled Changes in state and federal laws and regulation may adversely affect our business, financial condition, results of operations and cash flows was revised in our Form 10-Q for the quarterly period ended June 30, 2020 to reflect the Department of Labor issuing a proposed new fiduciary regulation on June 29, 2020 related to the provision of investment advice in retirement accounts. There have been no other material changes to the Risk Factors during the nine months ended September 30, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Securities
The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share
January 1, 2020 - January 31, 2020	357	$29.89
February 1, 2020 - February 29, 2020	—	$—
March 1, 2020 - March 31, 2020	10,169	$18.70
April 1, 2020 - April 30, 2020	—	$—
May 1, 2020 - May 31, 2020	—	$—
June 1, 2020 - June 30, 2020	234	$24.68
July 1, 2020 - July 31, 2020	—	$—
August 1, 2020 - August 31, 2020	—	$—
September 1, 2020 - September 30, 2020	—	$—
Total	10,760
(a)Includes the number of shares of common stock utilized to execute certain stock incentive awards.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended September 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	The cover page from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended September 30, 2020 formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 6, 2020	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ Ted M. Johnson
Ted M. Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

		By:	/s/ Scott A. Samuelson
Scott A. Samuelson, Vice President and Chief Accounting Officer
(Principal Accounting Officer)