Form 10-K
period 2020-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2021-03-01
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,227,345,118 based on the closing price of $24.71 per share, the closing price of the common stock on the New York Stock Exchange on June 30, 2020.
Shares of common stock outstanding as of February 25, 2021: 95,433,991
Documents incorporated by reference: Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held June 10, 2021, which will be filed within 120 days after December 31, 2020, are incorporated by reference into Part III of this report.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

PART I.
Item 1.	Business	1
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Mine Safety Disclosures	17
PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Consolidated Financial Data	19
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 8.	Consolidated Financial Statements and Supplementary Data	49
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49
Item 9A.	Controls and Procedures	49
Item 9B.	Other Information	50
PART III.
	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2020.	50
PART IV.
Item 15.	Exhibits and Financial Statement Schedules	50
SIGNATURES		53
Index to Consolidated Financial Statements and Schedules		F-1
Exhibit 21.2	Subsidiaries of American Equity Investment Life Holding Company
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification
Exhibit 31.2	Certification
Exhibit 32.1	Certification
Exhibit 32.2	Certification

PART I

Item 1.    Business
Introduction
We are a leader in the development and sale of fixed index and fixed rate annuity products. We were incorporated in the state of Iowa on December 15, 1995. We issue fixed annuity products through our wholly-owned life insurance subsidiaries, American Equity Investment Life Insurance Company ("American Equity Life"), American Equity Investment Life Insurance Company of New York ("American Equity Life of New York") and Eagle Life Insurance Company ("Eagle Life"). We have one business segment which represents our core business comprised of the sale of fixed index and fixed rate annuities. We are licensed to sell our products in 50 states and the District of Columbia. Throughout this report, unless otherwise specified or the context otherwise requires, all references to "American Equity", the "Company", "we", "our" and similar references are to American Equity Investment Life Holding Company and its consolidated subsidiaries.
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
Annuity Market Overview
Our target market includes individuals, typically ages 40 or older, who are seeking to accumulate tax-deferred savings or create guaranteed lifetime income. We believe that significant growth opportunities exist for annuity products because of favorable demographic and economic trends. According to the U.S. Census Bureau, there were approximately 51 million Americans age 65 and older in 2019, representing approximately 16% of the U.S. population, up from 14% in 2015. This group is expected to continue to grow and is expected to be over 20% of the total U.S. population during this decade. Our fixed index and fixed rate annuity products are particularly attractive to this group due to their principal protection, competitive rates of credited interest, tax-deferred growth, guaranteed lifetime income and alternative payout options. Our competitive fixed index and fixed rate annuity products have enabled us to enjoy favorable growth in client assets in recent years and since our formation.
According to Secured Retirement Institute, with preliminary data for 4Q2020, total U.S. annuity sales in 2020 were $219.1 billion, down 9.4% compared to $241.7 billion in 2019. Sales in the fourth quarter of 2020 were strong relative to the third quarter, growing 14% sequentially.
Fixed annuity sales totaled $120.2 billion in 2020, down 14% compared to $139.8 billion in 2019. This market is directly comparable to the target market for our products. Fixed index annuity sales totaled $55.7 billion in 2020, down 24% compared to $73.5 billion in 2019. This was largely driven by a shift in mix towards simpler, fixed rate deferred annuities during 2020. Fixed rate deferred annuity sales were $51.7 billion in 2020, up 9% compared to $47.5 billion in 2019.
Outside of fixed annuities, the other growing part of the U.S. annuity market was the registered index-linked annuity market. Sales in this market were $24.0 billion in 2020, up 38% compared to $17.4 billion in 2019.
Strategy
While the business looks considerably different today than it did when it was started back in 1995, the themes have been consistent. We offer our customers simple fixed and fixed index annuity products, which we primarily sell through independent insurance agents in the independent marketing organization (“IMO”) distribution channel. We have consistently been a leader in the IMO market. We benefit from two secular trends: the demographic trends of people retiring or getting close to retirement who want to accumulate wealth through index based investing while protecting their principal and the need of retirees and pre-retirees to have a way to deaccumulate their wealth into income for life. A traditional brokerage based equity bond portfolio can’t really meet these unique needs, but a fixed index annuity can as part of holistic financial plan. Finally, there is a scarcity value to what we do: that is originating billions of dollars of annuity funding each year at scale from the IMO channel, which is generally longer term funding than that achieved through sales in the bank and broker dealer channel.
In the past decade, the fixed and fixed index annuity market has seen many new entrants and as a result has become more competitive. Adding to that, low interest rates have made it more difficult for traditional, core investment grade fixed income asset allocations to support return expectations on annuity liabilities.
With these changes in the macro environment, we are in the process of implementing an updated strategy, referred to as AEL 2.0, after having undertaken a thorough review of our business in 2020. AEL 2.0 is designed to capitalize on the scarcity value of our annuity origination and couple it with an “open architecture” investment management platform for investing the annuity assets. Our approach to investment management is to partner with best in class investment management firms across a wide array of asset classes and capture part of the asset management value chain economics for our shareholders. This enables AEL to operate at the intersection of both asset management and insurance. Our updated strategy focuses on four key pillars: Go-to-Market, Investment Management, Capital Structure and Foundational Capabilities.

The Go-to-Market pillar focuses on how we generate long-term client assets, referred to as policyholder funds under management, through annuity product sales. We consider our marketing capabilities and franchise to be one of our core competitive strengths. The liabilities we originate result in stable, long-term attractive funding, which is invested to earn a spread and return over the prudent level of risk capital. American Equity Life has become one of the leading insurance companies in the IMO distribution channel over our 25-year history and can tap into a core set of loyal independent producers to originate new annuity product sales. We are focused on growing our loyal producers with one million dollars or greater of annuity product sales each year. We plan to increase our share of annuity product sales generated by IMOs and accelerate our expansion into bank, broker dealer and registered investment advisor distribution through our subsidiary, Eagle Life. Our strategy is to improve sales execution and enhance producer loyalty with product solutions, focused marketing campaigns, distribution analytics to enhance both sales productivity and producer engagement and new client engagement models that complement traditional physical face-to-face interactions,
The Investment Management pillar enables the return on assets to generate adequate spread income. In an environment where risk free rates are between zero and one percent, insurers need to invest for better risk-adjusted yields than what are available in traditional fixed income securities. Our investment strategy is to look for opportunities to invest in alpha-producing specialty sub-sectors like middle market credit and sectors with contractually strong cash flows like real estate and infrastructure. Our investment management strategy includes forming partnerships with certain asset managers that will provide access to specific asset sectors, resulting in a sustainable supply of quality private investments, in addition to traditional fixed income securities. The partnerships with asset managers may include us taking an equity interest in the asset manager to create greater alignment or forming an alternate economic sharing arrangement so we benefit as our partners scale their platforms with third party assets under management.
The Capital Structure pillar is focused on greater use of reinsurance structuring to both optimize asset allocation for our balance sheet and enable American Equity Life to free up capital and become a capital-light company over time. We are working diligently to complete in 2021 the announced reinsurance partnerships with Värde Partners and Agam Capital Management, LLC and their affiliated entities (collectively, "Värde/Agam") as well as Brookfield Asset Management Inc. and its affiliated entities (collectively, "Brookfield") and the formation of our own reinsurance platform. These transactions will enable us to achieve three business outcomes over time: first, free up capital to potentially return to shareholders, second, redeploy capital into higher yielding alpha generating assets to grow investment income relative to new money yields in a traditional core fixed income portfolio and third, successfully demonstrating the first two outcomes will allow us to raise third-party capital into reinsurance vehicles ("side-cars") to provide risk capital to back a portion of our existing liabilities and future sales of annuity products. This will enable us to convert from an investment spread business with our own capital at risk into a combination spread based and fee based business with externally sourced risk capital. In combination, these three outcomes are likely to generate sustained, deployable capital for shareholders and significant accretion in return on equity (“ROE”) over time.
The Foundational Capabilities pillar is focused on upgrading our operating platform to enhance the digital customer experience, create differentiation through data analytics to support the first three pillars, enhance core technology and align talent. We have maintained high quality personal service as one of our highest priorities since our inception and continue to strive for an unprecedented level of timely and accurate service to both our agents and policyholders. Examples of our high quality service include a live person answering phone calls and issuing policies within 24 hours of receiving the application if the paperwork is in good order. We believe high quality service is one of our strongest competitive advantages and the foundational capabilities pillar will look to continue to enhance our high quality service.
The combination of differentiated investment strategies and increased capital efficiency improves annuity product competitiveness, thereby enhancing new business growth potential and further strengthening the operating platform. This completes the virtuous cycle of the AEL 2.0 business model, having started with a strong, at scale annuity originator, that is even further strengthened by the power of the investments and capital structure pillars.
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

	Year Ended December 31,
	2020		2019		2018
Product Type	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total
	(Dollars in thousands)
Fixed index annuities	$2,337,578	64%	$4,705,541	95%	$4,221,282	96%
Annual reset fixed rate annuities	8,225	—%	11,444	—%	47,191	1%
Multi-year fixed rate annuities	1,303,133	35%	234,226	5%	112,677	3%
Single premium immediate annuities	33,461	1%	12,002	—%	23,813	—%
	$3,682,397	100%	$4,963,213	100%	$4,404,963	100%

Fixed Index Annuities
Fixed index annuities allow policyholders to earn index credits based on the performance of a particular index without the risk of loss of their account value. Most of these products allow policyholders to transfer funds once a year among several different crediting strategies, including one or more index based strategies and a traditional fixed rate strategy. Bonus products represented 75%, 76% and 81% of our net annuity account values at December 31, 2020, 2019 and 2018, respectively. The initial annuity deposit on these policies is increased at issuance by a specified premium bonus ranging from 5% to 10%. Generally, the surrender charge and bonus vesting provisions of our policies are structured such that we have comparable protection from early termination between bonus and non-bonus products.
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
Fixed Rate Annuities
Fixed rate deferred annuities include annual, multi-year rate guaranteed products ("MYGAs") and single premium deferred annuities ("SPDAs") . Our annual reset fixed rate annuities have an annual interest rate (the "crediting rate") that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Our MYGAs and SPDAS are similar to our annual reset products except that the initial crediting rate on MYGAs is guaranteed for up to seven years before it may be changed at our discretion while the initial crediting rate on SPDAs is guaranteed for either three or five years. The minimum guaranteed rate on our annual reset fixed rate deferred annuities ranges from 1% to 4%, the initial guaranteed rate on our multi-year rate guaranteed deferred annuities ranges from 1.25% to 3.35% and the initial rate on our SPDAs ranges from 2.40% to 3.25%
The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity deposits and the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, annuity surrender and withdrawal assumptions and crediting rate history for particular groups of annuity policies with similar characteristics. As of December 31, 2020, crediting rates on our outstanding fixed rate deferred annuities generally ranged from 1.0% to 4.0%. The average crediting rates on our outstanding annual reset and multi-year rate guaranteed fixed rate deferred annuities at December 31, 2020 were 1.66% and 2.60%, respectively.
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
Withdrawal Options - Fixed Index and Fixed Rate Annuities
Policyholders are typically permitted penalty-free withdrawals up to 10% of the contract value in each year after the first year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which ranges from 5 to 17 years for fixed index annuities and 3 to 15 years for fixed rate annuities from the date the policy is issued. This surrender charge initially ranges from 5% to 20% for fixed index annuities and 8% to 20% for fixed rate annuities of the contract value and generally decreases by approximately one-half to two percentage points per year during the surrender charge period. For certain policies, the premium bonus is considered in the establishment of the surrender charge percentages. For other policies, there is a vesting schedule ranging from 9 to 14 years that applies to the premium bonus and any interest earned on that premium bonus. Surrender charges and bonus vesting are set at levels aimed at protecting us from loss on early terminations and reducing the likelihood of policyholders terminating their policies during periods of increasing interest rates. This practice enhances our ability to maintain profitability on such policies. Policyholders may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years or a combination of these payment options.

Information on surrender charge protection and net account values are as follows:

	December 31,
	2020	2019	2018
	(Dollars in thousands)
Annuity Surrender Charges:
Average years at issue	12.4	12.7	13.2
Average years remaining	6.1	6.7	7.5
Average surrender charge percentage remaining	9.9%	10.8%	12.1%
Annuity Account Value (net of coinsurance)	$54,056,725	$53,233,898	$51,053,450
A significant amount of our fixed index annuity policies and many of our annual reset fixed rate deferred annuities have been issued with a lifetime income benefit rider. This rider provides an additional liquidity option to policyholders. With the lifetime income benefit rider, a policyholder can elect to receive guaranteed payments for life from their contract without requiring them to annuitize their contract value. The amount of the lifetime income benefit available is determined by the growth in the policy's income account value and the policyholder's age at the time the policyholder elects to begin receiving lifetime income benefit payments. The growth in the policy's income account value is based on the growth rate specified in the policy which ranges from 3.0% to 8.5% and the time period over which that growth rate is applied which ranges from 5 to 20 years for the majority of these policies. Generally, the time period consists of an initial period of up to 10 years and the policyholder has the option to elect to continue the time period for an additional period of up to 10 years. We have the option to either increase the rider fee or decrease the specified growth rate depending on the specifics of the policy at the time the policyholder elects to continue the time period. Lifetime income benefit payments may be stopped and restarted at the election of the policyholder. Policyholders have the choice of selecting a rider with a base level of benefit for no explicit fee or paying a fee for a rider that has a higher level of benefits, and since 2013 we have issued products where the addition of a rider to the policy is completely optional. Rider fees range from 0.15% to 1.60% of either the policy's account value or the policy's income account value. The additional value to the policyholder provided by these riders through the lifetime income benefit base is not transferable to other contracts and we believe will improve the persistency of the contract.
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
For additional information regarding the composition of our investment portfolio and our interest rate risk management, see Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments, Quantitative and Qualitative Disclosures About Market Risk and Note 3 - Investments to our audited consolidated financial statements.
Marketing/Distribution
We market our products through a variable cost distribution network, including independent agents through IMOs, broker/dealers, banks and registered investment advisors. We emphasize high quality service to our agents, distribution partners and policyholders along with the prompt payment of commissions to our agents and distribution partners. We believe this has been significant in building excellent relationships with our distribution network.
Our independent agents and agencies range in profile from national sales organizations to personal producing general agents. A value proposition that we emphasize with agents is they have direct access to our senior leadership, giving us an edge over larger and foreign-owned competitors. We also emphasize our products, service and our focused fixed annuity expertise. We also have favorable relationships with our IMOs, which have enabled us to efficiently sell through an expanded number of independent agents.
The independent agent distribution system is comprised of insurance brokers and marketing organizations. We are pursuing a strategy to increase the efficiency of our independent agent distribution network by strengthening our relationships with key IMOs and are alert for opportunities to establish relationships with organizations not presently associated with us. These organizations typically recruit agents for us by advertising our products and our commission structure through direct mail advertising or seminars for insurance agents and brokers. We monitor agent activity and will terminate those who have not produced business for us in recent periods and are unlikely to sell our products in the future. The IMOs bear most of the cost incurred in marketing our products. We compensate marketing organizations by paying them a percentage of the commissions earned on new annuity policy sales generated by the agents recruited by such organizations. American Equity

Life has relationships with 40 national marketing organizations, through which nearly 25,100 independent agents are under contract. We generally do not enter into exclusive arrangements with these marketing organizations.
Agents contracted with us through two national marketing organizations accounted for approximately 27% of the annuity deposits and insurance premiums collected during 2020, and we expect these organizations to continue as marketers for American Equity Life with a focus on selling our products. The states with the largest share of direct premium collected during 2020 were: Florida (9.9%), Texas (8.0%), Ohio (5.7%), Pennsylvania (5.5%), and Michigan (5.1%).
Eagle Life's fixed index and fixed rate annuities are distributed pursuant to selling agreements with broker/dealers, banks and registered investment advisors. Eagle Life has 71 broker-dealer/firm selling agreements, through which nearly 9,800 representatives are appointed. Twenty three of these agreements are with broker/dealers affiliated with banks. Relationships with certain of these firms are facilitated by third party wholesalers who promote Eagle Life and are compensated based upon the sales of the firms they have contracted with Eagle Life. We are developing our employee wholesaling force, which will be a key to our success at Eagle Life. Beginning in 2020, the majority of our third-party wholesaling partners no longer market Eagle Life products to new accounts as new account acquisition is handled almost entirely on an internal basis. American Equity Life to a lesser extent also sells through broker/dealers and we have introduced products specifically for this distribution channel.
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
The sales agents for our products use the ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's annuity to market. The degree to which ratings adjustments have affected and will affect our sales and persistency is unknown. Following is a summary of American Equity Life's financial strength ratings:

	Financial Strength Rating	Outlook Statement
A.M. Best Company, Inc.
January 2011 - current	A-	Stable
S&P Global
August 2020 - current	A-	Stable
March 2020 - August 2020	A-	Negative
August 2015 - March 2020	A-	Stable
June 2013 - August 2015	BBB+	Positive
October 2011 - June 2013	BBB+	Stable
Fitch Ratings Ltd.
April 2020 - current	A-	Negative
August 2019 - April 2020	A-	Stable
September 2018 - August 2019	BBB+	Positive
May 2013 - September 2018	BBB+	Stable
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
In April 2020, A.M. Best changed its rating outlook on the U.S. life/annuity sector to ‘negative’ from ‘stable’, reflecting its view that while annuity writers have maintained strong capital and liquidity positions, the COVID-19 virus has added significant volatility and uncertainty to the financial markets. In December 2020, Fitch affirmed its rating outlook on the U.S. life insurance sector as ‘negative’, reflecting its continued concern regarding the ongoing economic fallout of the COVID-19 virus which could cause deterioration in key credit metrics over the next one to two years. In January 2021, S&P affirmed its rating outlook on the U.S. life insurance sector as 'stable', reflecting its view that insurers will be able to withstand challenges of current economic conditions due to strong capital positions, access to relatively cheap capital, an active transaction market and healthy demand for life and retirement products.

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
Reinsurance
We follow the industry practice of reinsuring a portion of our annuity risks with third party reinsurers. Our reinsurance agreements play a part in managing our regulatory capital.
Coinsurance
American Equity Life has three coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement ceded 20% of certain of American Equity Life's fixed index annuities issued from January 1, 2009 through March 31, 2010. The second agreement ceded 80% of American Equity Life's multi-year rate guaranteed annuities issued from July 1, 2009 through December 31, 2013 and 80% of Eagle Life's multi-year rate guaranteed annuities issued from November 20, 2013 through December 31, 2013. The third agreement cedes 80% of certain of American Equity Life's and Eagle Life's multi-year rate guaranteed annuities issued on or after January 1, 2014, 80% of Eagle Life's fixed index annuities issued prior to January 1, 2017, 50% of certain of Eagle Life's fixed index annuities issued from January 1, 2017 through December 31, 2018, 20% of certain of Eagle Life's fixed index annuities issued on or after January 1, 2019 and 80% of certain of American Equity Life's fixed index annuities issued from August 1, 2016 through December 31, 2016. The business reinsured under any of the Athene agreements may not be recaptured. Total reserves ceded to Athene were $4.4 billion as of December 31, 2020. American Equity Life is an intermediary for reinsurance of Eagle Life's business ceded to Athene. American Equity Life and Eagle Life remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured. The annuity deposits that have been ceded to Athene are secured by assets held in trusts and American Equity Life is the sole beneficiary of the trusts. The assets in the trusts are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the trust accounts would ever be less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in the trusts for the amount of any shortfall. Athene has received a financial strength rating of "A" (Excellent) with a stable outlook from A.M. Best. Effective January 1, 2021, no new business is being ceded to Athene.
American Equity Life has two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), covering 70% of certain of American Equity Life's fixed index and fixed rate annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003, and 20% of those contracts issued from January 1, 2004 to July 31, 2004. The business reinsured under these agreements may not be recaptured. Total reserves ceded to Equitrust were $0.4 billion at December 31, 2020. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. EquiTrust has received a financial strength rating of "B++" (Good) with a stable outlook from A.M. Best.
Financing Arrangements
American Equity Life has a reinsurance agreement with Hannover Life Reassurance Company of America, ("Hannover"), which is treated as reinsurance under statutory accounting practices and as a financing arrangement under U.S. generally accepted accounting principles ("GAAP"). The statutory surplus benefit under this agreement is eliminated under GAAP and the associated charges are recorded as risk charges and included in other operating costs and expenses in the consolidated statements of operations. The agreement, which replaced a previous agreement with Hannover, became effective April 1, 2019 and is a coinsurance funds withheld reinsurance agreement for statutory purposes covering 80% of lifetime income benefit rider payments in excess of policy fund values and waived surrender charges related to penalty free withdrawals on certain business. We may recapture the risks reinsured under this agreement without penalty as of the end of the accounting period in which every reinsured policy in the issue year cohort reaches its 12th anniversary date. We can elect to recapture the business by issue year cohort any time prior to the 12th anniversary date however we are subject to paying a make-whole payment to Hannover in the event of an early recapture. The agreement incentivizes us to recapture the business on or before the 12th anniversary of each issue year cohort.
For more information regarding reinsurance, see Note 7 - Reinsurance and Policy Provisions to our audited consolidated financial statements. For risks involving reinsurance see "Item 1A. Risk Factors."

Regulation
Life insurance companies are subject to regulation and supervision by the states in which they transact business. State insurance laws establish supervisory agencies with broad regulatory authority, including the power to:
•grant and revoke licenses to transact business;
•regulate and supervise trade practices and market conduct;
•establish guaranty associations;
•license agents;
•approve policy forms;
•approve premium rates for some lines of business;
•establish reserve requirements;
•prescribe the form and content of required financial statements and reports;
•determine the reasonableness and adequacy of statutory capital and surplus;
•perform financial, market conduct and other examinations;
•define acceptable accounting principles for statutory reporting;
•regulate the type and amount of permitted investments; and
•limit the amount of dividends and surplus note payments that can be paid without obtaining regulatory approval.
Our life subsidiaries are subject to periodic examinations by state regulatory authorities. In 2020, the Iowa Insurance Division completed financial examinations of American Equity Life and Eagle Life for the five-year period ending December 31, 2018. There were no adjustments to American Equity Life's or Eagle Life's statutory financial statements as a result of these examinations. In 2020, the New York Insurance Department completed its financial examination of American Equity Life of New York for the five-year period ending December 31, 2018. There were no adjustments to American Equity Life of New York's statutory financial statements as a result of this examination.
The payment of dividends or distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's statutory net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory surplus at the preceding December 31. For 2021, up to $372.9 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $2.1 billion of statutory earned surplus at December 31, 2020.
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
State insurance regulators and the National Association of Insurance Commissioners ("NAIC") are continually reexamining existing laws and regulations and developing new legislation for passage by state legislatures and new regulations for adoption by insurance authorities. Proposed laws and regulations or those still under development pertain to insurer solvency and market conduct and in recent years have focused on:
•insurance company investments;
•risk-based capital ("RBC") guidelines, which consist of regulatory targeted surplus levels based on the relationship of statutory capital and surplus, with prescribed adjustments, to the sum of stated percentages of each element of a specified list of company risk exposures;

•suitability/best interest standard;
•the implementation of non-statutory guidelines and the circumstances under which dividends may be paid;
•principles-based reserving;
•own risk solvency and enterprise risk management assessment;
•cybersecurity assessments;
•product approvals;
•agent licensing; and
•life insurance and annuity sales practices.
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
The NAIC's RBC requirements provide for four levels of regulatory attention depending on the ratio of a company's total adjusted capital to its RBC. Adjusted capital is defined as the total of statutory capital and surplus, asset valuation reserve and certain other adjustments. Calculations using the NAIC formula at December 31, 2020, indicated that American Equity Life's ratio of total adjusted capital to the highest level at which regulatory action might be initiated was 372%.
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
Human Capital
Employees and Independent Contractors
AEL 2.0 is an innovative growth strategy for American Equity that requires leveraging American Equity’s existing employee population, expansion of existing capabilities and engaging in transactions that require new expertise. As of December 31, 2020, American Equity employed 655 full-time and 2 part-time team members. During 2020, 101 employees were hired at the following levels: 8 senior leaders, 12 managers, 78 staff and 3 interns. 95% of our employees are located in Iowa with 5% employed at a primary location outside of Iowa. All of our employees are located in the United States, and none of our employees are represented by a labor union or covered by a collective bargaining agreement. To supplement our employee workforce, as of December 31, 2020, American Equity engaged 38 temporary workers.
Before the onset of the novel coronavirus ("COVID-19"), approximately 97% of our team members worked in our two central office locations. With the onset of COVID-19, we quickly acted to protect team member health and safeguard our business by sending approximately 91% of our workforce to work remotely. Safety protocols and facility upgrades were implemented for the essential on-site team members, and we added a COVID-19 care program comprised of COVID-19 related paid time off, updated benefits, and management best practices.
Compensation and Benefits
Our employee benefits programs are designed to support our growing workforce's evolving needs. Healthcare options for benefit-eligible employees aim to maintain affordable team member contribution and proactively promote physical and mental well-being. In 2020, 89% of our employees elected coverage through our medical plans, 90% of employees elected coverage through our dental plan and 74% of employees elected coverage through our vision plan. The company pays an average of 84% of the monthly medical premium. In addition, we updated our free mental and behavioral health resources in 2020, including on-demand webinars through a web-based vendor. As of December 31, 2020, 27% of team members utilized the program.
American Equity team members are eligible to participate in our 401(k) plan once they have completed thirty days of employment with us and attained age 18. We match 100% of team member contributions to the 401(k) plan up to 3% of the employee’s total eligible compensation and match 50% of employee contributions up to the next 2% of the employee’s total eligible compensation, subject to the limitations specified in the Internal Revenue Code of 1986 (the “Code”).

To encourage alignment of employees and shareholder interests and engender an ownership perspective in the employee population, the Company makes semi-annual discretionary contributions to the Employee Stock Ownership Plan (“ESOP”). Employees become eligible once they have completed a minimum of six months of service, and their interests in the ESOP become 100% vested after two years of service to the Company.
Training
At American Equity, we encourage and invest in a wide variety of professional development opportunities and in-role stretch assignments. Approximately 6,600 hours of training were delivered internally through the American Equity Academy for Excellence. In addition, our team members accessed 794 hours of real-time LinkedIn Learning Content. We also provide access to a wide variety of external seminars, degree and certificate programs.
Item 1A.    Risk Factors
Risks Relating to Our Business
Our business, financial condition, results of operations and cash flows depend on the accuracy of management assumptions and estimates. Significant deviations between estimated and actual results could lead to significant gains or losses and significant volatility in our net income.
Assumptions and estimates are made regarding expenses, interest rates, investment returns, utilization rates of lifetime income benefit riders, surrender activity, tax liabilities, contingent liabilities and other factors related to our business and anticipated results. We rely on these assumptions and estimates when making decisions that are critical to our business operations, including products and pricing decisions, calculation of key account balances included in the financial statements and determining the amount of regulatory and rating agency capital to hold. All assumptions and estimates utilized incorporate many factors, none of which can be predicted with certainty. To the extent our actual experience and changes in estimates differ from original estimates, our business, financial condition, results of operations and cash flows can be materially and adversely affected.
Products and Pricing - The expected profitability of our annuity products is based in part upon expected patterns of expenses and benefits using a number of assumptions, including those related to the probability that a policy will remain in force, or persistency, and mortality. Since no insurer can precisely determine persistency or mortality, actual results could differ significantly from assumptions, and deviations from estimates and assumptions could have an adverse effect on our business, financial condition or results of operations. For example, actual persistency that is lower than our assumptions could have an adverse impact on future profitability, especially in the early years of a policy primarily because we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy.
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
Financial Statements – Account balances reported in our consolidated balance sheets and consolidated statements of operations are affected by the use of estimates and assumptions, including but not limited to policyholder benefit reserves, derivative and embedded derivative balances, deferred policy acquisition costs and deferred sales inducements, the fair value of investments and valuation allowances. The calculations we use to estimate these balances are often complex and involve analyzing and interpreting large quantities of data. The assumptions and estimates required for these calculations involve judgment and by their nature are imprecise and subject to changes and revisions over time. Accordingly, our results may be adversely affected from time to time by actual results differing from assumptions, by changes in estimates and by changes resulting from implementing more sophisticated valuation systems and procedures that facilitate the calculation of more precise estimates. Specific examples of estimates and assumptions used in account balances follows:
•In determining the liability from period to period of our lifetime income benefit riders, we must make significant assumptions such as expected index credits, the age when a policyholder may begin to utilize the rider and the number of policyholders that may not utilize the rider at all. Changes in these assumptions can be significant. Accordingly, our results of operations could be adversely affected from time to time by actual index credits being different than expected, actual policyholder behavior varying from what we have assumed in determining the liability associated with these riders and by changes in estimates based on this policyholder behavior.
•The calculation of our fixed index annuities embedded derivative liability requires us to make significant assumptions including the discount rates used to discount the excess projected contract values, the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary date and our best estimate for future policy decrements specific to lapse rates. As changes in the value of these embedded derivatives are recorded as a component of our expenses, changes in these assumptions can result in significant volatility in our reported net income and book value per share
•Deferred policy acquisition costs are costs that vary with and primarily relate to the successful acquisition of new business. Deferred sales inducements are contract enhancements such as first-year premium and interest bonuses that are credited to policyholder account balances. These costs are capitalized when incurred and are amortized over the expected life of the contracts. Current amortization of these costs is generally in proportion to estimated gross profits from interest margins and, to a lesser extent, from surrender charges and rider fees. Unfavorable experience with regard to expected expenses, investment returns, mortality or withdrawals may cause acceleration of the amortization of these costs resulting in an increase in expenses and lower profitability.
•Fixed maturity securities are reported at fair value in our consolidated balance sheets. During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. Prices provided by independent pricing services or independent broker quotes that are used in the determination of fair value can vary significantly for a particular security. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to changes in the financial environment. As such, valuations may include inputs and assumptions that are less observable or require greater judgment as well as valuation methods that require greater judgment. Further, rapidly changing and unprecedented credit conditions could negatively impact the valuation of securities as reported in our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have an adverse effect on our results of operations or financial condition.
•Call options purchased to fund index credits on our fixed index annuity products are recorded at fair value in our consolidated balance sheets and are based upon the amount of cash that would be required to settle the call options adjusted for the nonperformance risk of the counterparty. During periods of financial market volatility, fair value of such options can fluctuate significantly which can cause substantial volatility in our reported net income.
Fluctuations in interest rates could adversely affect our business, financial condition, results of operations and cash flows.
Fluctuations in interest rates could materially affect our business, financial condition, results of operations and cash flows in the following respects:
•Substantial and sustained increases and decreases in market interest rates can adversely affect our investment spread, or the difference between yields on our invested assets and our cost of money, and impact our ability to earn predictable returns.
•Changes in interest rates could negatively impact the fair value of our investments and the reported value of stockholders' equity. A rise in interest rates, in the absence of other countervailing changes, will decrease the unrealized gain position (or increase the unrealized loss position) of our investment portfolio. With respect to our available for sale fixed maturity securities, declines in value (net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements) reduce our reported stockholders' equity and book value per share.
•Sustained declines in interest rates may cause us to reinvest the cash we receive as interest or return of principal on our investments into lower-yielding investments to achieve the credit quality we desire, or cause us to invest into investments with less liquidity or lower credit quality to achieve the comparable returns. We have a certain ability to mitigate this risk by lowering crediting rates on our products subject to certain restrictions.
•Sustained periods of low interest rates may have a negative impact on our ability to sell our fixed index annuities as consumers look for other financial instruments with potentially higher returns to fund retirement. In times of low interest rates, such as we have been experiencing and which we may continue to experience in future periods, it is difficult to offer attractive rates and benefits to customers while maintaining profitability, which may limit sales growth of interest sensitive products.
•Periods of rising interest rates may expose us to disintermediation risk which is the risk that policyholders surrender all or part of their contracts in a rising interest rate environment and may lead to net cash outflows and the resulting liquidity demands may require us to sell assets in an unrealized loss position. Further, a portion of our investment portfolio consists of privately placed securities, below investment grade securities, structured securities and mortgage loans, which are relatively illiquid, thus increasing our liquidity risk in the event of disintermediation. We may also be required to accelerate the amortization of deferred policy acquisition costs and deferred sales inducements related to surrendered contracts, which would adversely affect our results of operations. During such times, we may offer higher crediting rates on new sales of annuity products and increase crediting rates on existing annuity products to maintain or enhance product competitiveness. We may not be able to purchase enough higher yielding assets necessary to fund higher crediting rates and maintain our desired spread, which could result in lower profitability on our business. Alternatively, if we seek to maintain profitability of our products in rising interest rate environments it may be difficult to position our products to offer attractive rates and benefits to customers which may limit sales growth of interest sensitive products.
•Sustained declines in long-term interest rates may result in increased redemptions of our fixed maturity securities that are subject to call redemption prior to maturity by the issuer or prepayments of mortgage loans and expose us to reinvestment risk. If we are unable to reinvest the proceeds from such redemptions into investments with the credit quality and yield characteristics of the redeemed or prepaid investments, our net income and overall financial performance may be adversely affected. We have a certain ability to mitigate this risk by lowering crediting rates on our products subject to certain restrictions.

Our investments are subject to market, credit, liquidity and concentration risks, which could adversely affect our business, financial condition, results of operations, and cash flows.
Our investments, including our derivative financial instruments, are subject to the risks of credit defaults and market value volatility. These risks could increase when financial and credit markets are disrupted or subject to extreme volatility, potentially resulting in credit losses on assets in our investment portfolio. We are also subject to the risk that cash flows generated from the collateral underlying our structured products may differ from our expectations in timing or amount.
Our cash flows and results of operations could also be negatively impacted by significant changes to credit spreads. Significant widening of credit spreads could result in greater investment income on new investments but would also indicate growing concern about the ability of credit issuers to service their debt which could result in additional credit losses whereas if credit spreads tighten significantly it could result in reduced net investment income from new purchases of investments or funding of mortgage loans.
If we fail to react appropriately to difficult market conditions, our investment portfolio could incur material losses, which could harm our financial strength and reduce our profitability.
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
Many of our investments are in securities that are not publicly traded or that otherwise lack liquidity, such as privately placed fixed maturity securities, below investment grade securities, investments in mortgage loans and alternative investments. Many of our investments that pose potential liquidity risk are recorded at fair value. If required to sell these investments, we may be forced to sell them at below fair market values and could incur significant losses. Therefore, it may be difficult or costly for us to liquidate positions quickly in order to meet unexpected withdrawal obligations.
While we maintain a diversified portfolio, including diversification related to asset classes and financial sectors, we still have significant concentration of investments in certain asset classes and financial sectors that could adversely impact our financial condition, results of operations and cash flows to the extent an asset class or financial sector experiences strain.
Defaults on mortgage loans and volatility in performance may adversely affect our business, financial condition, results of operations and cash flows.
Mortgage loans have the potential to face heightened delinquency and default risk depending on economic conditions which could have a negative impact on the performance of the underlying collateral, resulting in declining values and an adverse impact on the obligors of such instruments. An increase in the default rate of our mortgage loan investments could have an adverse effect on our business, financial condition, results of operations and cash flows.
In addition, the carrying value of mortgage loans is negatively impacted by such factors. The carrying value of our mortgage loans is stated as outstanding principal adjusted for net deferred fees and costs and unamortized discounts and premiums, less any loan loss allowances recognized. Considerations in determining allowances include, but are not limited to, the following: (i) declining debt service coverage ratios and increasing loan to value ratios; (ii) loan performance, including delinquency rates; (iii) bankruptcy filings of the borrower or major tenants or affiliates of the borrower on the property; (iv) catastrophic events at the property; (v) probability of default and recovery rate assumptions on our residential and agricultural loan portfolios; and (vi) other subjective events or factors, including economic outlook, and whether the terms of the debt will be restructured. There can be no assurance that management's assessment of loan loss allowances on mortgage loans will not change in future periods, which could lead to investment losses.
Volatility in the equity market and/or interest rates could increase the cost of options purchased to fund annual index credits and adversely impact our business, financial condition, results of operations and cash flows.
We manage the index-based risk component of our fixed index annuities by purchasing call options on the applicable indices to fund the annual index credits on these annuities and by adjusting the caps, participation rates and asset fees on policy anniversary dates to reflect changes in the cost of such options which varies based on market conditions. The price of certain options generally increases with higher volatility in equity markets and the cost of options generally increases with higher interest rates. Thus, the volatility of the cost of the options adds an additional degree of uncertainty to the profitability of fixed index products. We attempt to mitigate this risk by resetting caps, participation rates and asset fees annually on policy anniversaries.
We are subject to the credit risk of our counterparties, including companies with whom we have reinsurance agreements or have purchased call options.
We cede material amounts of insurance to other insurance companies through reinsurance, and therefore we bear credit risk with respect to these reinsurers. American Equity Life has three coinsurance agreements with Athene covering $4.4 billion of policy benefit reserves at December 31, 2020 and two coinsurance agreements with EquiTrust covering $0.4 billion of policy benefit reserves at December 31, 2020. Since Athene is an unauthorized reinsurer, the annuity deposits ceded to Athene are secured by assets held in trusts and American Equity Life is the sole beneficiary of the trusts. The assets in the trusts are required to remain at a value that is sufficient to support the current balance of policy benefit reserves of the ceded business on a statutory basis. If the value of the assets in the trusts would ever be less than the amount of the ceded policy benefit reserves on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in the trusts for the amount of any shortfall. The annuity deposits ceded to Equitrust are not secured and in the event of an insolvency of Equitrust acting as a reinsurer, our claims would be subordinated to those of Equitrust's policyholders. We remain liable with respect to the policy liabilities ceded to EquiTrust and Athene should either fail to meet the obligations assumed by them.
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
We are also exposed to credit loss in the event of non-performance by our counterparties on call options. We purchase such options from a number of counterparties to fund the index credits on our fixed index annuities. Our policy is to acquire call options only from counterparties rated "A-"or better by a nationally recognized rating agency and the maximum credit exposure to any single counterparty is subject to concentration limits. In addition, we have entered into credit support agreements with our counterparties which allow us to require our counterparties to post collateral to secure their obligations to us under the derivative instruments. If our counterparties fail to honor their obligations under the derivative instruments, our revenues may not be sufficient to fund the index credits on our fixed index annuities. Any such failure could harm our financial strength and reduce our profitability.
We utilize and rely on third parties to perform various services for the Company. Failure of these third parties to meet our service level objectives or abide by regulatory requirements could adversely affect our business, financial condition, results of operations and cash flows.
We utilize third parties to perform various services for the Company. While we have controls in place to monitor the activities performed by these third parties with respect to service level performance and compliance with internal and regulatory rules, regulations and standards, we still have a dependency on them to execute in accordance with service level requirements and to understand and abide by internal and regulatory rules, regulations and standards.
We face competition from companies that have greater financial resources, broader arrays of products and higher ratings, which may limit our ability to retain existing customers, attract new customers and could adversely affect our financial condition, results of operations and cash flows.
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
Our ability to compete depends in part on returns and other benefits we make available to our policyholders through our annuity contracts. We will not be able to offer competitive products if we are unable to invest in assets with attractive and/or competitive yields and thus our investment results underperform the market or the competition, since such underperformance likely would result in lower rates to policyholders which could lead to withdrawals and reduced sales.
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
If we are unable to attract and retain independent marketing organizations, independent agents, broker/dealers, banks and registered investment advisors, sales of our products may be adversely affected.
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
The NAIC has adopted the Insurance Data Security Model Law which established the standards for data security, investigation, and notification of a breach of data security for insurance companies. An increasing number of state insurance regulatory agencies have adopted a version of the NAIC’s model regulation and now require that affected persons be notified if a security breach results in the disclosure of their personally identifiable information. Any compromise of the cybersecurity of our computer systems that results in the unauthorized disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to civil and criminal liability and require us to incur significant technical, legal and other expenses.
A downgrade in our credit or financial strength ratings may increase our cost of capital, reduce new sales, adversely affect relationships with distributors and increase policy surrenders and withdrawals.
Financial strength ratings issued by Nationally Recognized Statistical Rating Organizations ("NRSRO's") are measures of an insurance company's ability to meet policyholder obligations and generally involve quantitative and qualitative evaluations by rating agencies of a company's financial condition and operating performance. Ratings are based upon factors of concern to agents, policyholders and intermediaries and are not directed toward the protection of investors and are not recommendations to buy, sell or hold securities. Factors that could negatively influence financial strength ratings include:
•Sustained reductions in new sales of insurance products;
•Unfavorable operational and/or financial trends;
•Significant losses and/or ratings deterioration in our investment portfolio;
•Changes in equity market levels, interest rates, and market volatility;
•Inability to access capital markets to provide reserve relief;
•Changes in statutory accounting or reserve requirements applicable to our insurance subsidiaries;
•Inability to sustain senior management or other key personnel;
•Rapid or excessive growth; and
•Ineffective enterprise risk management.
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
Our long-term capital adequacy will depend on many factors including the accumulated statutory earnings of our life insurance subsidiaries and the relationship between the statutory capital and surplus of our life insurance subsidiaries and various elements of required capital. For the purpose of supporting long-term capital requirements, we may need to increase or maintain the statutory capital and surplus of our life insurance subsidiaries through additional financings, which could include debt, equity, and/or other surplus relief transactions. Adverse market conditions could affect the availability and cost of capital. Such financings, if available at all, may be available only on terms that are not favorable to us. If we cannot maintain adequate capital, we may be required to limit growth in sales of new annuity products, and such action could adversely affect our business, financial condition or results of operations.
Conditions in the U.S. and global capital markets and economies could deteriorate in the near future and adversely affect our business, financial condition, results of operations and cash flows.
Our business is affected by conditions in the U.S. and global capital markets and economies. Future economic downturn or market disruption could negatively impact our ability to invest funds. Specifically, if market conditions deteriorate in 2021 or beyond:
•our investment portfolio could incur additional credit losses;
•our mortgage loans could experience a greater amount of loss;
•due to potential downgrades in our investment portfolio, we could be required to raise additional capital to sustain our current business in force and new sales of our annuity products, which may be difficult in a distressed market. If capital would be available, it may be at terms that are not favorable to us;
•we may be required to limit growth in sales of our annuity products; and/or
•our liquidity could be negatively affected and we could be forced to limit our operations and our business could suffer, as we need liquidity to pay our policyholder benefits, operating expenses, dividends on our capital stock, and to service our debt obligations.
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
The outbreak of COVID-19, recognized as a pandemic by the World Health Organization, has created significant economic and financial turmoil both in the U.S. and around the world which has had a material effect on the global economy and financial markets and raised concerns of a global recession. At this time, it is not possible to estimate how long it will take to stop the spread of COVID-19 or the longer-term effects that the COVID-19 pandemic could have on our business. COVID-19 has caused significant economic effects where we operate, including closures of many businesses deemed non-essential due to shelter-in-place, stay-at-home, travel limitations and other governmental regulations. Though most of our employees are able to work remotely, these closures have caused disruption to the distribution channels through which we sell our products, including independent agents, and their clients. It is currently unclear how long such closures will last. The effects of such closures are dependent on the duration and spread of the COVID-19 pandemic and could adversely impact our business, financial condition and results of operations. Such adverse impacts may be material.
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
We have implemented risk management and contingency plans and taken measures and other precautions to protect our employees. Currently, most of our employees are working remotely with only operationally critical employees working at our offices in West Des Moines, Iowa for business continuity purposes, to the extent lawfully permitted. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity, information technology and third-party service provider risks, and impair our ability to manage our business.
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

The risks and impacts associated with COVID-19 described above are not the only ones that may affect our company. Other risks presented above, including risks related to credit, our reinsurance program, our use of derivatives, defaults on mortgage loans, changes in law or regulation, or downgrades in our credit or financial strength ratings, may be heightened as a result of the COVID-19 pandemic.
Failure to authorize and pay dividends on our preferred stock could adversely impact our business and our ability to pay dividends on our common stock. Dividends on the Series A and B Preferred Stock are not cumulative and are not mandatory.
Failure to authorize and pay dividends regularly on our preferred stock could result in our inability to pay or declare a dividend on our common stock or purchase, redeem or otherwise acquire for consideration any of our common stock, subject to certain limited exceptions.
If dividends are not declared on the Series A or B Preferred Stock for any dividend period, then any dividends for that dividend period shall not accrue and shall not be payable.
We are a holding company with limited operations of our own. As a consequence, our ability to pay dividends on our common and preferred stock will depend on the ability of our subsidiaries to pay dividends and other permissible payments to us, which may be restricted by law.
We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt (senior notes and subordinated debentures issued to a subsidiary trust), pay operating expenses and pay dividends to common and preferred stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. Iowa insurance law regulates the amount of dividends that may be paid in any year by American Equity Life and Eagle Life. Accordingly, our payment of dividends is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend or otherwise. If our subsidiaries cannot pay sufficient dividends or distributions to us in the future, we would be unable to meet our obligations or to pay dividends. This would negatively affect our business and financial condition as well as the trading price of our ordinary shares.
Our business model relies on executing reinsurance and investment management agreements with affiliated and non-affiliated entities, some or all of which may require regulatory approval. Failure to receive regulatory approval, failure to receive regulatory approval in a timely manner or being unable to successfully execute our business strategies could adversely affect our business, financial condition, results of operations and cash flows and the value of our common and preferred stock.
As part of the execution of AEL 2.0, we are entering into a number of third party reinsurance and investment management partnerships, all of which are at varying levels of execution and completion. It is possible, that despite good faith negotiations, we will not reach conclusive agreement with one or more third parties. In such cases, we may need to seek other partners or modify the business approach. There may be unforeseen delays in execution due to reliance on third parties. Regulatory approval of parts of our business plan is always uncertain, which could cause significant modifications or delays that inhibit the successful execution of our plans. Additionally, as part of Brookfield’s intended equity investment in the company, its investment is subject to several regulatory approvals. These approvals may delay or impact the execution of the Brookfield equity investment and the related reinsurance strategy between the company and Brookfield and its affiliates.
Risks Relating to Insurance and Regulatory Matters
We face risks relating to litigation and regulatory examination, including the costs of such litigation or examination, management distraction and the potential for damage awards, fines, penalties or other required remediation, which may adversely affect our business, financial condition, results of operations and cash flows.
We are occasionally involved in litigation, both as a defendant and as a plaintiff. Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. In addition, state regulatory bodies, such as state insurance departments, the SEC and the Department of Labor ("DOL") regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws and the Employee Retirement Income Security Act of 1974, as amended ("ERISA").
Changes in laws and regulations applicable to our business may adversely affect our business, financial condition, results of operations and cash flows.
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
Our life insurance subsidiaries are subject to state insurance regulations based on the NAIC's risk-based capital requirements which are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. The NAIC has the authority and ability to update statutory capital requirements which could increase the cost of capital and negatively impact our business. Our life insurance subsidiaries also may be required, under solvency or guaranty laws of most states in which they do business, to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities for insolvent insurance companies.
Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including financial services regulation, securities regulation, federal taxation and employment matters, can significantly affect the insurance business. Heightened standards of conduct as a result of a fiduciary or best interest standard or other similar rules or regulations could increase the compliance and regulatory burdens on our sales representatives. On February 16, 2021, the DOL's new fiduciary regulation and interpretative guidance regarding the provision of investment advice in retirement accounts became effective. The DOL's final guidance confirms the restatement of the definition of "investment advice" that previously applied but broadens the circumstances under which sales representatives could be considered fiduciaries under ERISA in connection with recommendations to "rollover" assets from a qualified retirement plan to an individual retirement account. This guidance reverses an earlier DOL interpretation suggesting that "rollover" advice did not constitute investment advice giving rise to a fiduciary relationship. We are reviewing the DOL's final guidance to determine how it might apply to our business. In addition, legislation has been enacted which could result in the federal government assuming some role in the regulation of the insurance industry.
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
From time to time, various tax law changes have been proposed that could have an adverse effect on our business, including the elimination of all or a portion of the income tax advantages described above for annuities and life insurance. If legislation were enacted to eliminate all or a portion of the tax deferral for annuities or limited deferral within IRAs or required mandatory distributions from IRAs, such a change would have an adverse effect on our ability to sell our products.
Changes in corporate tax rates and laws may adversely affect our business, financial condition, results of operations and cash flows.
The Biden administration has indicated an intent to raise corporate tax rates, impact offshoring transactions and reconsider whether tax obligations should be triggered by “book income” instead of “taxable income”. The requirements of any such regulations cannot be predicted at this time. An increase in corporate tax rates would increase our net deferred tax liability and increase our tax expense. Application of tax to “book income” instead of “taxable income” can require us to pay taxes sooner than would otherwise be necessary. Restrictions and tax changes that apply to liabilities administered or shifted offshore could negatively impact the value derived from various reinsurance transactions we have announced an intention to execute during 2021.
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
Item 3.    Legal Proceedings
See Note 13 - Commitments and Contingencies to our audited consolidated financial statements.
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

	High	Low
2020
First Quarter	$34.16	$9.07
Second Quarter	$27.09	$14.76
Third Quarter	$27.32	$19.06
Fourth Quarter	$34.25	$22.37
2019
First Quarter	$33.57	$26.34
Second Quarter	$30.91	$25.84
Third Quarter	$27.80	$20.16
Fourth Quarter	$30.96	$21.75
As of February 11, 2021, there were approximately 21,011 holders of our common stock. In 2020 and 2019, we paid an annual cash dividend of $0.32 and $0.30, respectively, per share on our common stock. We intend to continue to pay an annual cash dividend on such shares so long as we have sufficient capital and/or future earnings to do so. Any further determination as to dividend policy will be made by our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.
Since we are a holding company, our ability to pay cash dividends depends in large measure on our subsidiaries' ability to make distributions of cash or property to us. Iowa insurance laws restrict the amount of distributions American Equity Life and Eagle Life can pay to us without the approval of the Iowa Insurance Commissioner. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 - Statutory Financial Information and Dividend Restrictions to our audited consolidated financial statements, which are incorporated by reference in this Item 5.
Issuer Purchases of Equity Securities
The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share
January 1, 2020 - January 31, 2020	357	$29.89
February 1, 2020 - February 29, 2020	—	$—
March 1, 2020 - March 31, 2020	10,169	$18.70
April 1, 2020 - April 30, 2020	—	$—
May 1, 2020 - May 31, 2020	—	$—
June 1, 2020 - June 30, 2020	234	$24.68
July 1, 2020 - July 31, 2020	—	$—
August 1, 2020 - August 31, 2020	—	$—
September 1, 2020 - September 30, 2020	—	$—
October 1, 2020 - October 31, 2020	121,200	$24.74
November 1, 2020 - November 30, 2020	1,817,448	$25.86
December 1, 2020 - December 31, 2020	3,500,761	$28.45
Total	5,450,169
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

	Year ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues
Premiums and other considerations	$39,382	$23,534	$26,480	$34,228	$43,767
Annuity product charges	251,227	240,035	224,488	200,494	173,579
Net investment income	2,182,078	2,307,635	2,147,812	1,991,997	1,849,872
Change in fair value of derivatives	34,666	906,906	(777,848)	1,677,871	164,219
Net realized gains (losses) on investments	(80,680)	6,962	(37,178)	10,509	11,524
Net OTTI losses recognized in operations	—	(18,726)	(36,656)	(4,630)	(22,679)
Loss on extinguishment of debt	(2,024)	(2,001)	—	(18,817)	—
Total revenues	2,424,649	3,464,345	1,547,098	3,891,652	2,220,282
Benefits and expenses
Insurance policy benefits and change in future policy benefits	49,742	35,418	39,530	43,219	52,483
Interest sensitive and index product benefits	1,543,270	1,287,576	1,610,835	2,023,668	725,472
Change in fair value of embedded derivatives	(1,286,787)	1,454,042	(1,389,491)	919,735	543,465
Amortization of deferred sales inducements and policy acquisition costs	1,087,718	176,302	550,192	432,576	625,178
Interest expense on notes and loan payable and subordinated debentures	31,109	41,289	40,989	44,492	41,206
Other operating costs and expenses	183,636	154,153	129,301	111,691	102,231
Total benefits and expenses	1,608,688	3,148,780	981,356	3,575,381	2,090,035
Income before income taxes	815,961	315,565	565,742	316,271	130,247
Income tax expense	144,501	69,475	107,726	141,626	47,004
Net income	671,460	246,090	458,016	174,645	83,243
Less: Preferred stock dividends	33,515	—	—	—	—
Net income available to common stockholders	$637,945	$246,090	$458,016	$174,645	$83,243

Per Share Data:
Earnings per common share	$6.93	$2.70	$5.07	$1.96	$0.98
Earnings per common share - assuming dilution	6.90	2.68	5.01	1.93	0.97
Dividends declared per common share	0.32	0.30	0.28	0.26	0.24

Non-GAAP Financial Measures (a):
Reconciliation from net income available to common stockholders to non-GAAP operating income available to common stockholders:
Net income available to common stockholders	$637,945	$246,090	$458,016	$174,645	$83,243
Net realized gains/losses on financial assets, including credit losses	59,355	7,361	45,450	(5,093)	7,188
Change in fair value of derivatives and embedded derivatives - fixed index annuities	(783,157)	373,221	(72,181)	121,846	56,634
Change in fair value of derivatives - interest rate caps and swap	(848)	1,247	(1,892)	(1,224)	(1,265)
Litigation reserve	—	—	—	—	(1,957)
Income taxes	155,808	(79,736)	(3,653)	(5,124)	(21,499)
Non-GAAP operating income available to common stockholders	$69,103	$548,183	$425,740	$285,050	$122,344
Non-GAAP operating income available to common stockholders per common share	$0.75	$6.01	$4.71	$3.20	$1.44
Non-GAAP operating income available to common stockholders per common share - assuming dilution	0.75	5.97	4.66	3.16	1.43

	As of and for the Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Consolidated Balance Sheet Data:
Total investments	$53,605,414	$56,877,573	$49,427,498	$50,300,705	$44,757,568
Total assets	71,389,674	69,696,552	61,625,564	62,030,736	56,053,472
Policy benefit reserves	61,768,246	61,893,945	57,606,009	56,142,673	51,637,026
Notes and loan payable	495,668	495,116	494,591	494,093	493,755
Subordinated debentures	78,112	157,265	242,982	242,565	241,853
Accumulated other comprehensive income (loss) ("AOCI")	2,429,285	1,497,921	(52,432)	724,599	339,966
Total stockholders' equity	6,574,716	4,570,119	2,399,101	2,850,157	2,291,595

Other Data:
Life subsidiaries' statutory capital and surplus and asset valuation reserve	$3,978,901	$3,824,457	$3,542,339	$3,260,328	$2,933,193
Life subsidiaries' statutory net gain from operations before income taxes and realized capital gains (losses)	111,581	210,002	372,830	565,295	144,159
Life subsidiaries' statutory net income (loss)	(32,553)	162,267	222,734	386,274	80,699
Equity available to preferred stockholders (b)	700,000	400,000	—	—	—
Total common stockholders' equity (c)	5,874,716	4,170,119	2,399,101	2,850,157	2,291,595
Total common stockholder's equity excluding AOCI (c)	3,445,431	2,672,198	2,451,533	2,125,558	1,951,629
Net impact of fair value accounting for derivatives and embedded derivatives	(166,453)	448,924	155,065	174,890	97,138
Total common stockholders’ equity excluding AOCI and the net impact of fair value accounting for derivatives and embedded derivatives (c)	3,278,978	3,121,122	2,606,598	2,300,448	2,048,767
Book value per common share	$61.37	$45.77	$26.55	$31.91	$26.04
Book value per common share excluding AOCI (c)	$35.99	$29.33	$27.13	$23.79	$22.17
Book value per common share excluding AOCI and the net impact of fair value accounting for derivatives and embedded derivatives (c)	$34.26	$34.26	$28.84	$25.75	$23.28
(a)In addition to net income available to common stockholders, we have consistently utilized non-GAAP operating income available to common stockholders and non-GAAP operating income available to common stockholders per common share—assuming dilution, non-GAAP financial measures commonly used in the life insurance industry, as economic measures to evaluate our financial performance. Non-GAAP operating income available to common stockholders equals net income available to common stockholders adjusted to eliminate the impact of items that fluctuate from year to year in a manner unrelated to core operations, and we believe measures excluding their impact are useful in analyzing operating trends. The most significant adjustments to arrive at non-GAAP operating income available to common stockholders eliminate the impact of fair value accounting for our fixed index annuity business. These adjustments are not economic in nature but rather impact the timing of reported results. In addition, 2017 includes a $35.9 million adjustment to arrive at non-GAAP operating income available to common stockholders resulting from the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017 and required a revaluation of our net deferred tax assets from 35% to 21%. We believe the combined presentation and evaluation of non-GAAP operating income available to common stockholders together with net income available to common stockholders provides information that may enhance an investor's understanding of our underlying results and profitability. The amounts included in the reconciliation of net income available to common stockholders to non-GAAP operating income available to common stockholders are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
(b)Equity available to preferred stockholders is equal to the redemption value of outstanding preferred stock plus share dividends declared but not yet issued.
(c)Total common stockholders’ equity, total common stockholders' equity excluding AOCI and total common stockholders' equity excluding AOCI and the net impact of fair value accounting for derivatives and embedded derivatives, non-GAAP financial measures, exclude equity available to preferred stockholders. Total common stockholders’ equity and book value per common share excluding AOCI, non-GAAP financial measures, are based on common stockholders’ equity excluding the effect of AOCI. Since AOCI fluctuates from quarter to quarter due to unrealized changes in the fair value of available for sale securities, we believe these non-GAAP financial measures provide useful supplemental information. Total common stockholders' equity and book value per common share excluding AOCI and the net impact of fair value accounting for derivatives and embedded derivatives, non-GAAP financial measures, are based on common stockholders' equity excluding AOCI and the net impact of fair value accounting for derivatives and embedded derivatives. Since the net impact of fair value accounting for our derivatives and embedded derivatives fluctuates from quarter to quarter and the most significant impacts relate to fair value accounting for our fixed index annuity business and are not economic in nature but rather impact the timing of reported results, we believe these non-GAAP financial measures provide useful supplemental information. Book value per common share including and excluding AOCI and book value per common share excluding AOCI and the net impact of fair value accounting for derivatives and embedded derivatives are calculated as total common stockholders’ equity, total common stockholders’ equity excluding AOCI and total common stockholders' equity excluding AOCI and the net impact of fair value accounting for derivatives and embedded derivatives divided by the total number of shares of common stock outstanding.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our consolidated financial position at December 31, 2020 compared with December 31, 2019, and our consolidated results of operations for the years ended December 31, 2020 and 2019, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our audited consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.
For information and analysis relating to our financial condition and consolidated results of operations as of and for the year ended December 31, 2019, as well as for the year ended December 31, 2019 compared with the year ended December 31, 2018, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Executive Summary
Excellent customer service teamed with our ability to offer innovative insurance products that provide principal protection and lifetime income continued to result in significant sales of our annuity products. In 2020, our sales were $3.7 billion which has resulted in cash and investments in excess of $62 billion at December 31, 2020. Our sales for the last five years have ranged from $3.7 billion to $7.1 billion.
The economic and personal investing environments continued to be conducive to the sale of fixed index and fixed rate annuity products as retirees and others looked to put their money in instruments that will protect their principal and provide them with consistent cash flow sources in their retirement years. While our sales decreased in 2020 compared to 2019, the fourth quarter of 2020 was the start of our turnaround in the Go-to-Market pillar. Driven by the introduction of competitive three and five-year single premium deferred annuity products at both American Equity Life and Eagle Life, we saw a substantial increase in sales with total deposits of $1.8 billion during the fourth quarter of 2020, doubling from the fourth quarter of 2019 and up 221% from the third quarter of 2020. Fixed rate annuities were the major driver of the fourth quarter sales increase, while fixed index annuity sales were also up 23% as compared to the third quarter of 2020.
We continue to be in the midst of an unprecedented period of low interest rates and low yields for investments with the credit quality we prefer which presents a strong headwind to achieving our target rate for investment spread. In response, we have been reducing policyholder crediting rates for new annuities and existing annuities. Active management of policyholder crediting rates resulted in a lower aggregate cost of money during 2020. We continue to have flexibility to reduce our crediting rates if necessary and could decrease our cost of money by approximately 62 basis points if we reduce current rates to guaranteed minimums. Investment yields on fixed income securities purchased and commercial mortgage loans funded in 2020 decreased compared to 2019 due to a general decline in interest rates. As previously noted, as part of the Investment Management pillar, we intend to ramp up our allocation to alpha assets by partnering with proven asset managers in our focus expansion sectors of middle market credit, real estate, infrastructure debt and agricultural loans.

During June of 2020, we strengthened our balance sheet by raising $300 million in preferred equity through the issuance of 12,000 shares of 6.625% Fixed-Rate Reset Non-Cumulative Preferred Stock with a liquidation preference of $25,000 per share, for aggregate net proceeds of approximately $290.3 million which is currently held at American Equity Investment Life Holding Company. As of December 31, 2020, excess cash at American Equity Investment Life Holding Company, including net proceeds from the preferred offering, was approximately $330 million. This provides us a strong capital cushion to weather turbulence from potential ratings migration and credit losses and would provide an additional 30 points of RBC if such proceeds were contributed to American Equity Life..
On October 18, 2020, we announced an agreement with Brookfield under which Brookfield will acquire up to a 19.9% ownership interest in the Company. The equity investment by Brookfield will occur in two stages: an initial purchase of a 9.9% equity interest at $37.00 per share which closed on November 30, 2020 with Brookfield purchasing 9,106,042 shares, and a second purchase of up to an incremental 10.0% equity interest, at the greater value of $37.00 per share or adjusted book value per share (excluding AOCI and the net impact of fair value accounting for derivatives and embedded derivatives). The second equity investment is subject to finalization of the terms of a proposed reinsurance transaction that has been agreed to in principle, receipt of applicable regulatory approvals and other closing conditions. Brookfield also received one seat on the Company’s Board of Directors following the initial equity investment.
On October 18, 2020, the Company's Board of Directors approved a $500 million share repurchase program. The purpose of the share repurchase program is to both offset dilution from the issuance of shares to Brookfield and to institute a regular cash return program for shareholders. We started the buyback program on October 30, 2020 and repurchased 1.9 million shares of our common stock for $50 million in the open market.
On November 30, 2020 we entered into an accelerated share repurchase ("ASR") agreement with Citibank, N.A. to repurchase an aggregate of $115 million of our common stock. Under the ASR agreement, we received an initial share delivery of approximately 3.5 million shares. The final settlement of 0.5 million shares, which was based on the volume-weighted average price of our common stock during the term of the transaction, less a discount and subject to customary adjustments, was delivered on February 25, 2021. The average price paid for shares repurchased under the ASR was $28.45 per common share.
Our Business and Profitability
We specialize in the sale of individual annuities (primarily fixed and fixed index deferred annuities) through IMOs, agents, banks and broker-dealers. Fixed and fixed index annuities are an important product for Americans looking to fund their retirement needs as annuities have the ability to provide retirees a paycheck for life.
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
Life insurance companies are subject to NAIC RBC requirements and rating agencies utilize a form of RBC to partially determine capital strength of insurance companies. Our RBC ratio at both December 31, 2020 and December 31, 2019 was 372%.
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

On August 21, 2020 S&P affirmed its "A-" financial strength rating on American Equity Life and its "BBB-" long-term issuer credit rating on American Equity Investment Life Holding Company, and revised its outlook to "stable" from "negative" primarily due to capital management actions taken throughout the year, including a $200 million contribution from American Equity Investment Life Holding Company to American Equity Life and the issuance of Fixed-Rate Reset Non-Cumulative Stock, Series B for aggregate net proceeds of $290.3 million.
On June 26, 2020, A.M. Best affirmed its "A-" financial strength rating of American Equity Life and its subsidiaries, American Equity Life of New York and Eagle Life, its "bbb-" long-term issuer credit rating of American Equity Investment Life Holding Company, its "bbb-" senior unsecured debt ratings, and its "bb" perpetual, non-cumulative preferred stock ratings. The outlook for these credit ratings of "stable" was also affirmed by A.M. Best on June 26, 2020.
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
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Year Ended December 31,
	2020	2019	2018
Average yield on invested assets	4.12%	4.52%	4.47%
Aggregate cost of money	1.69%	1.84%	1.87%
Aggregate investment spread	2.43%	2.68%	2.60%

Impact of:
Investment yield - additional prepayment income	0.08%	0.06%	0.08%
Cost of money benefit from over hedging	0.02%	0.03%	0.05%
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
The current environment of low interest rates and low yields for investments with the credit quality we prefer presents a strong headwind to achieving our target rate for investment spread. Active management of policyholder crediting rates has continued to lower the aggregate cost of money. The most recent actions include reductions to caps and crediting rates on $29.7 billion of policyholder funds in January of 2020 and reductions to participation rates on $4.3 billion of policyholder funds in June 2020. We continue to have flexibility to reduce our crediting rates if necessary and could decrease our cost of money by approximately 62 basis points if we reduce current rates to guaranteed minimums. Investment yields on fixed income securities purchased and mortgage loans funded during most of 2020 and 2019 were at average rates below the overall portfolio yield which has resulted in a decrease in the average yield on invested assets. In addition, holding higher levels of cash and cash equivalents, the decline in yields on our floating rate investment portfolio and mark to market losses on investment partnerships contributed to the decrease in the average yield on invested assets for year ended December 31, 2020 compared to 2019. The higher level of cash and cash equivalent holdings was a result of our decision in March of 2020 to increase liquidity in response to the COVID-19 pandemic and our decision to execute a series of trades in the fourth quarter of 2020 designed to raise liquidity to fund the Värde/Agam and Brookfield block reinsurance transactions and de-risk the investment portfolio.

Results of Operations for the Three Years Ended December 31, 2020
Annuity deposits by product type collected during 2020, 2019 and 2018, were as follows:

	Year Ended December 31,
Product Type	2020	2019	2018
	(Dollars in thousands)
American Equity Life:
Fixed index annuities	$1,992,059	$4,058,638	$3,560,881
Annual reset fixed rate annuities	8,128	11,245	45,636
Multi-year fixed rate annuities	395,982	1,613	3,581
Single premium immediate annuities	33,461	12,002	23,813
	2,429,630	4,083,498	3,633,911
Eagle Life:
Fixed index annuities	345,519	646,903	660,401
Annual reset fixed rate annuities	97	199	1,555
Multi-year fixed rate annuities	907,151	232,613	109,096
	1,252,767	879,715	771,052
Consolidated:
Fixed index annuities	2,337,578	4,705,541	4,221,282
Annual reset fixed rate annuities	8,225	11,444	47,191
Multi-year fixed rate annuities	1,303,133	234,226	112,677
Single premium immediate annuities	33,461	12,002	23,813
Total before coinsurance ceded	3,682,397	4,963,213	4,404,963
Coinsurance ceded	35,667	290,040	413,222
Net after coinsurance ceded	$3,646,730	$4,673,173	$3,991,741
Annuity deposits before coinsurance ceded decreased 26% during 2020 compared to 2019. Annuity deposits after coinsurance ceded decreased 22% during 2020 compared to 2019. The decrease in sales in 2020 compared to 2019 was primarily due to the impact of the COVID-19 pandemic, including limitations on face to face meetings and increased social distancing requirements, as well as competitive pressures within each of our distribution channels. We continue to face a challenging environment for sales of fixed index annuities due to a highly competitive market.
We coinsure 80% of the annuity deposits received from certain multi-year rate guaranteed annuities and 20% of certain fixed index annuities sold by Eagle Life through broker/dealers and banks. The decrease in coinsurance ceded premiums in 2020 was attributable to a decrease in certain multi-year rate guaranteed annuities and fixed index annuities sold by Eagle Life during 2020 compared to 2019.
Net income available to common stockholders increased 173% to $671.5 million in 2020 and decreased 46% to $246.1 million in 2019 from $458.0 million in 2018. The increase in net income available to common stockholders for the year ended December 31, 2020 was primarily a result of the impact of assumption updates made during 2020 compared to the impact of assumption updates made during 2019.
Net income available to common stockholders for the year ended December 31, 2020 was negatively impacted by a decrease in the aggregate investment spread as previously noted. In addition, net income available to common stockholders for the year ended December 31, 2020 was negatively impacted by net realized losses on investments of $80.1 million. See Net realized gains (losses) on investments and Note 3 - Investments and Note 4 - Mortgage Loans on Real Estate to our audited consolidated financial statements for discussion of net realized gains (losses) on investments. Net income available to common stockholders for the year ended December 31, 2020 was positively impacted by $30.0 million related to the provision of the Coronavirus Aid, Relief and Economic Security Act ("CARES ACT") which allowed net operating losses for 2018 through 2020 to be carried back to previous tax years in which a 35% statutory tax rate was in effect.
Net income is impacted by the change in fair value of derivatives and embedded derivatives which fluctuates from year to year based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income for the year ended December 31, 2020 was negatively impacted by a net decrease in the discount rates used to estimate the fair value of our embedded derivative liabilities, the impact of which was partially offset by decreases in amortization of deferred policy acquisition costs and deferred sales inducements related to the change in fair value of derivatives and embedded derivatives. See Change in fair value of derivatives, Change in fair value of embedded derivatives, Amortization of deferred sales inducements and Amortization of deferred policy acquisition costs.

Net income, in general, is impacted by the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 2% to $53.3 billion for the year ended December 31, 2020 compared to $52.3 billion in 2019 and 5% for the year ended December 31, 2019 compared to $49.9 billion in 2018. Our investment spread measured in dollars was $1.3 billion, $1.3 billion, and $1.2 billion for the years ended December 31, 2020, 2019 and 2018, respectively. Our investment spread has been negatively impacted by the extended low interest rate environment and by holding higher levels of cash and cash equivalents (see Net investment income). The impact of the extended low interest rate environment and higher cash and cash equivalent holdings has been partially offset by a lower aggregate cost of money due to our continued active management of new business and renewal rates.
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
Net income available to common stockholders for 2020, 2019 and 2018 includes effects from updates to assumptions as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Increase (decrease) in amortization of deferred sales inducements	$428,101	$(104,707)	$(21,465)
Increase (decrease) in amortization of deferred policy acquisition costs	646,785	(192,982)	(30,572)
Increase (decrease) in interest sensitive and index product benefits	285,825	315,383	(53,607)
Increase (decrease) in change in fair value of embedded derivatives	(2,341,279)	28,208	8,458
Effect on net income available to common stockholders	769,611	(35,987)	76,194
We review these assumptions quarterly and as a result of these reviews, we made updates to assumptions during each year. In addition, we implemented an enhanced actuarial valuation system during 2019, and as a result, our 2019 assumption updates include model refinements resulting from the implementation.
The most significant assumption updates from the 2020 review were to investment spread assumptions, including the net investment earned rate and crediting rates on policies, as well as updates to lapse rate and partial withdrawal assumptions.
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
The most significant assumption update to the calculation of the fair value of the embedded derivative component of our fixed index annuity policy benefit reserves during 2020 was a decrease in the crediting rate/option budget to 2.10% from 2.90% as a result of a revised estimate of the cost of options. This assumption change resulted in a decrease in the fair value of the embedded derivative component of our fixed index annuity policy benefit reserves due to a reduction in the projected policy contract values over the expected lives of the contracts. The net impact of the the updates to lapse and partial withdrawal assumptions noted above resulted in an increase in the embedded derivative component of our fixed index annuity policy benefit reserves as more funds ultimately qualify for excess benefits. In addition, during 2020, we refined the derivation of the discount rate used in calculating the fair value of embedded derivatives which increased the discount rate and resulted in a decrease in the change in fair value of embedded derivatives offset by increases in amortization of deferred sales inducements and deferred policy acquisition costs.
The most significant assumption updates from the 2019 review were to lapse and utilization assumptions. We had credible lapse and utilization data based upon a comprehensive experience study spanning over 10 years on our products with lifetime income benefit riders and have experienced lapse rates that are lower than previously estimated.

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
Non-GAAP operating income available to common stockholders, a non-GAAP financial measure (see reconciliation to net income available to common stockholders in Item 6. Selected Consolidated Financial Data) decreased 87% to $69.1 million in 2020 and increased 29% to $548.2 million in 2019 from $425.7 million in 2018. The decrease in non-GAAP operating income available to common stockholders for the year ended December 31, 2020 was primarily a result of the impact of assumption updates made during 2020 compared to the impact of assumption updates made during 2019. Non-GAAP operating income available to common stockholders and Non-GAAP operating income available to common stockholders per common share - assuming dilution, excluding the impact of assumption updates, for the year ended December 31, 2020 were $410.0 million and $4.44 per share, respectively. Non-GAAP operating income available to common stockholders and Non-GAAP operating income available to common stockholders per common share - assuming dilution, excluding the impact of assumption updates, for the year ended December 31, 2019 were $424.4 million and $4.62 per share, respectively.
Non-GAAP operating income available to common stockholders for the year ended December 31, 2020 was negatively impacted by a decrease in the aggregate investment spread as previously noted. Non-GAAP operating income available to common stockholders for the year ended December 31, 2020 was positively impacted by $30.0 million related to the provision of the CARES ACT which allowed net operating losses for 2018 through 2020 to be carried back to previous tax years in which a 35% statutory tax rate was in effect.
In addition to net income available to common stockholders, we have consistently utilized non-GAAP operating income available to common stockholders, a non-GAAP financial measure commonly used in the life insurance industry, as an economic measure to evaluate our financial performance. Non-GAAP operating income available to common stockholders equals net income available to common stockholders adjusted to eliminate the impact of items that fluctuate from year to year in a manner unrelated to core operations, and we believe measures excluding their impact are useful in analyzing operating trends. The most significant adjustments to arrive at non-GAAP operating income available to common stockholders eliminate the impact of fair value accounting for our fixed index annuity business and are not economic in nature but rather impact the timing of reported results. We believe the combined presentation and evaluation of non-GAAP operating income available to common stockholders together with net income available to common stockholders provides information that may enhance an investor's understanding of our underlying results and profitability.
Non-GAAP operating income available to common stockholders is not a substitute for net income available to common stockholders determined in accordance with GAAP. The adjustments made to derive non-GAAP operating income available to common stockholders are important to understand our overall results from operations and, if evaluated without proper context, non-GAAP operating income available to common stockholders possesses material limitations. As an example, we could produce a low level of net income available to common stockholders or a net loss available to common stockholders in a given period, despite strong operating performance, if in that period we experience significant net realized losses from our investment portfolio. We could also produce a high level of net income available to common stockholders in a given period, despite poor operating performance, if in that period we generate significant net realized gains from our investment portfolio. As an example of another limitation of non-GAAP operating income available to common stockholders, it does not include the decrease in cash flows expected to be collected as a result of credit losses on financial assets. Therefore, our management reviews net realized investment gains (losses) and analyses of our net investment income, including impacts related to credit losses, in connection with their review of our investment portfolio. In addition, our management examines net income available to common stockholders as part of their review of our overall financial results.

Non-GAAP operating income available to common stockholders for 2020, 2019 and 2018 includes effects from updates to assumptions as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Increase (decrease) in amortization of deferred sales inducements	$57,467	$(184,882)	$(20,466)
Increase (decrease) in amortization of deferred policy acquisition costs	90,970	(288,332)	(28,702)
Increase (decrease) in interest sensitive and index product benefits	285,825	315,383	(53,607)
Effect on non-GAAP operating income available to common stockholders	(340,895)	123,739	80,576
The impact to net income available to common stockholders and non-GAAP operating income available to common stockholders from assumption updates varies due to the impact of fair value accounting for our fixed index annuity business as non-GAAP operating income available to common stockholders eliminates the impact of fair value accounting for our fixed index annuity business. While the assumption updates made during 2020, 2019 and 2018 were consistently applied, the impact to net income available to common stockholders and non-GAAP operating income available to common stockholders varies due to different amortization rates being applied to gross profit adjustments included in the valuation.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 5% to $251.2 million in 2020 and 7% to $240.0 million in 2019 from $224.5 million in 2018. The components of annuity product charges are set forth in the table that follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Surrender charges	$72,551	$71,565	$65,644
Lifetime income benefit riders (LIBR) fees	178,676	168,470	158,844
	$251,227	$240,035	$224,488

Withdrawals from annuity policies subject to surrender charges	$776,305	$662,795	$572,802
Average surrender charge collected on withdrawals subject to surrender charges	9.3%	10.8%	11.5%

Fund values on policies subject to LIBR fees	$22,986,903	$22,490,676	$21,773,577
Weighted average per policy LIBR fee	0.78%	0.75%	0.73%
The increase in annuity product charges during 2020 was attributable to increases in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee and increases in the average fees being charged as compared to prior periods and to increases in surrender charges due to increases in withdrawals from annuity policies subject to surrender charges due to a larger volume of business in force and policyholder behavior, which were partially offset by lower average surrender charges collected on those withdrawals. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders.
Net investment income decreased 5% to $2.2 billion in 2020 and increased 7% to $2.3 billion in 2019 from $2.1 billion in 2018. The decrease for the 2020 compared to 2019 was attributable to a decrease in the average yield earned on invested assets during 2020 compared to 2019. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 4% to $53.1 billion in 2020 and 6% to $51.1 billion in 2019 compared to $48.1 billion in 2018.
The average yield earned on average invested assets was 4.12%, 4.52% and 4.47% for 2020, 2019 and 2018, respectively. The decrease in yield earned on average invested assets in 2020 was primarily attributable to an increase in our level of cash and cash equivalent holdings as previously described, a decline in yields on our floating rate investment portfolio due to decreases in the average benchmark rates associated with these investments, investment of new premiums and portfolio cash flows during 2020 at average rates below the overall portfolio yield and mark to market losses on investment partnerships due to changes in market valuations. The average yield on fixed income securities purchased and mortgage loans funded was 3.84%, 3.88% and 4.79% for the years ended December 31, 2020, 2019 and 2018, respectively.

Change in fair value of derivatives consists of call options purchased to fund annual index credits on fixed index annuities, and an interest rate swap and interest rate caps that hedged our floating rate subordinated debentures. The interest rate swap and interest rate caps were terminated during 2019 and 2020 in conjunction with the redemption of our floating rate subordinated debentures. The components of change in fair value of derivatives are as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$15,042	$(190,376)	$656,953
Change in unrealized gains/losses	19,562	1,098,932	(1,435,852)
Interest rate swap	—	(1,059)	869
Interest rate caps	62	(591)	182
	$34,666	$906,906	$(777,848)
The differences between the change in fair value of derivatives between years for call options are primarily due to the performance of the indices upon which our call options are based which impacts the fair values and changes in the fair values of those call options between years. The change in unrealized gains/losses on call options for the year ended December 31, 2020 as compared to 2019 reflect the impact from equity market volatility throughout 2020 related to the economic uncertainty caused by the COVID-19 pandemic. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during these years is as follows:

Year Ended December 31,
	2020	2019	2018
S&P 500 Index
Point-to-point strategy	0.0% - 17.4%	0.0% - 22.3%	0.0% - 13.9%
Monthly average strategy	0.0% - 11.9%	0.0% - 14.7%	0.0% - 8.1%
Monthly point-to-point strategy	0.0% - 14.0%	0.0% - 14.0%	0.0% - 17.5%
Fixed income (bond index) strategies	0.0% - 13.6%	0.0% - 10.0%	0.0% - 5.1%
The change in fair value of derivatives is also influenced by the aggregate costs of options purchased. During 2020, the aggregate cost of options were lower than in 2019 as option costs generally decreased during 2019 and 2020. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities.
Net realized gains (losses) on investments include gains and losses on the sale of securities and other investments and credit losses on our securities and mortgage loans on real estate. Net realized gains (losses) on investments fluctuate from year to year primarily due to changes in the interest rate and economic environment and the timing of the sale of investments. See Note 3 - Investments and Note 4 - Mortgage Loans on Real Estate to our audited consolidated financial statements and Financial Condition - Credit Losses for a detailed presentation of the types of investments that generated the gains (losses) as well as discussion of credit losses on our securities recognized during the periods presented and Financial Condition - Investments and Note 4 - Mortgage Loans on Real Estate to our audited consolidated financial statements for discussion of credit losses recognized on mortgage loans on real estate.
During the fourth quarter of 2020, as part of the AEL 2.0 strategy work, we executed a series of trades designed to raise liquidity to fund the Värde/Agam and Brookfield block reinsurance transactions and de-risk the investment portfolio. As part of the de-risking, we sold nearly $2 billion of structured securities and an additional $2.4 billion of corporate securities, where we generally focused on securities that we believed were at risk of future downgrades. During the first quarter of 2020, securities were sold in order to increase our cash and cash equivalent holdings in response to the COVID-19 pandemic. Securities sold at losses are generally due to our long-term fundamental concern with the issuers' ability to meet their future financial obligations or to improve our risk or duration profiles as they pertain to our asset liability management.
Interest sensitive and index product benefits increased 20% to $1.5 billion in 2020 and decreased 20% to $1.3 billion in 2019 from $1.6 billion in 2018. The components of interest sensitive and index product benefits are summarized as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Index credits on index policies	$747,489	$587,818	$1,285,555
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	198,745	204,474	221,554
Lifetime income benefit riders	597,036	495,284	103,726
	$1,543,270	$1,287,576	$1,610,835

The changes in index credits were attributable to changes in the level of appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $0.8 billion, $0.6 billion and $1.3 billion for the years ended December 31, 2020, 2019 and 2018, respectively. The decrease in interest credited in 2020 was primarily due to a decrease in the average rate credited to the annuity liabilities outstanding receiving a fixed rate of interest. The changes in benefits recognized for lifetime income benefit riders for 2020 compared to 2019 were primarily due to the impact that assumption updates made during 2020 and 2019 had on the lifetime income benefit riders liability and the pattern of growth of the liability due to those assumption updates. The assumption updates used in determining the liability for lifetime income benefit riders resulted in an increase in the liability for lifetime income benefit riders in both 2020 and 2019. See Net income available to common stockholders above for discussion of the changes in the assumptions used in determining reserves for lifetime income benefit riders for the years ended December 31, 2020 and 2019.
Amortization of deferred sales inducements before gross profit adjustments increased in 2020 compared to 2019 primarily due to the impact of assumption updates made during 2020 compared to the impact of assumption updates made during 2019. Bonus products represented 75%, 76% and 81% of our net annuity account values at December 31, 2020, 2019 and 2018, respectively. The amount of amortization is affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. Amortization of deferred sales inducements is summarized as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$243,067	$78,398	$249,627
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	202,660	12,189	(15,283)
Net realized losses on investments	(7,563)	(2,002)	(12,143)
Amortization of deferred sales inducements after gross profit adjustments	$438,164	$88,585	$222,201
See Net income available to common stockholders and Non-GAAP operating income available to common stockholders, a non-GAAP financial measure above for discussion of the impact of assumption updates on amortization of deferred sales inducements for the years ended December 31, 2020 and 2019. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements.
Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives (see Note 5 - Derivative Instruments to our audited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Fixed index annuities - embedded derivatives	$(1,922,085)	$562,302	$(2,167,628)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	635,298	891,740	778,137
	$(1,286,787)	$1,454,042	$(1,389,491)
The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in the expected annual cost of options we will purchase in the future to fund index credits beyond the next policy anniversary; (iii) changes in the discount rates used in estimating our embedded derivative liabilities; and (iv) the growth in the host component of the policy liability. The amounts presented as "Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting" represents the total change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date, less the change in fair value of our fixed index annuities embedded derivative. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities.
The primary reason for the decrease in the change in fair value of the fixed index annuity embedded derivatives during 2020 compared to 2019 was a decrease in the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary date as a result of updates to assumptions made during 2020. See Net Income available to common stockholders above for a discussion of the impact of assumption updates on the fair value of the fixed index annuity embedded derivative for the years ended December 31, 2020 and 2019. The decrease as a result of assumption updates was partially offset by a larger decrease in the net discount rate during 2020 compared to 2019. The discount rates used in estimating our embedded derivative liabilities fluctuate from year to year based on the changes in the general level of risk free interest rates and our own credit spread.

Amortization of deferred policy acquisition costs before gross profit adjustments increased in 2020 compared to 2019 primarily due to the impact of assumption updates made during 2020 compared to the impact of assumption updates made during 2019. The amount of amortization is affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. Amortization of deferred policy acquisition costs is summarized as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$368,139	$97,736	$358,736
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	293,827	(7,618)	(14,504)
Net realized losses on investments	(12,412)	(2,401)	(16,241)
Amortization of deferred policy acquisition costs after gross profit adjustments	$649,554	$87,717	$327,991
See Net income available to common stockholders and non-GAAP operating income available to common stockholders, a non-GAAP financial measure, above for discussion of the impact of assumption updates on amortization of deferred policy acquisition costs for the years ended December 31, 2020 and 2019. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements.
Other operating costs and expenses increased 19% to $183.6 million in 2020 and increased 19% to $154.2 million in 2019 from $129.3 million in 2018 and are summarized as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Salary and benefits	$95,815	$82,883	$71,914
Risk charges	45,091	38,342	31,297
Other	42,730	32,928	26,090
Total other operating costs and expenses	$183,636	$154,153	$129,301
Salary and benefits expense increased in 2020 as a result of an increase in salary and benefits of $10.2 million and an increase of $4.1 million related to expense recognized under our equity and cash incentive compensation programs ("incentive compensation programs"). The increases in salary and benefits were due to an increased number of employees related to our continued growth and implementation of AEL 2.0. The increase in expense for our incentive compensation programs was primarily due to an increase in the expected payouts due to a larger number of employees participating in the programs, higher potential payouts for certain employees participating in the programs and an increase in the percentage of restricted stock units expected to be earned.
The increase in risk charges during 2020 compared to 2019 was due to an increase in the amount of excess regulatory reserves ceded to an unaffiliated reinsurer pursuant to a reinsurance agreement primarily as a result of the replacement of the previous agreement with a new agreement effective April 1, 2019. The impact from increasing the amount of excess regulatory reserves ceded was partially offset by a lower risk charge percentage in the new agreement. The regulatory reserves ceded at December 31, 2020 and 2019 were $1,398.9 million and $1,162.0 million, respectively.
Other expenses increased in 2020 compared to 2019 primarily as a result of increases in legal and consulting fees related to the implementation of AEL 2.0, advisory fees related to the unsolicited offer for the Company in September of 2020, increases in depreciation and maintenance expenses primarily related to software and hardware assets, increases in licensing fees which are based on the level of policyholder funds under management allocated to index strategies and non-deferrable commission expenses. These increases were offset by decreases in expenses related to lower sales production activity, including agent conference related expenses, and travel expenses due to the COVID-19 pandemic.
Income tax expense increased in 2020 primarily due to an increase in income before income taxes. The effective income tax rates were 17.7% and 22.0% for 2020 and 2019, respectively.
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

The effective income tax rate for 2020 and 2019 were impacted by a discrete tax item related to share-based compensation that reduced income tax expense for 2020 and 2019 by approximately $0.4 million and $1.3 million, respectively. The effective tax rate for 2020 was also impacted by a discrete tax item that provided a tax benefit of $30.0 million related to the provision of the Coronavirus Aid, Relief, and Economic Security Act that allowed net operating losses for 2018 through 2020 to be carried back to previous tax years in which a 35% statutory tax rate was in effect. Income tax expense for the year ended December 31, 2019 reflects an increase in income tax expense of approximately $2.5 million related to the reversal of the impact of capital losses expected to be carried back to periods in which a 35% statutory rate was in effect. The effective income tax rates excluding the impact of the discrete items were 21.42% and 21.64%, respectively, for the years ended December 31, 2020 and 2019.
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
Insurance statutes regulate the type of investments that our life subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and our business and investment strategy, we generally seek to invest in United States government and government-sponsored agency securities, corporate securities, residential and commercial mortgage backed securities, other asset backed securities and United States municipalities, states and territories securities rated investment grade NRSRO's or in securities of comparable investment quality, if not rated and mortgage loans on real estate.
As previously noted, as part of our AEL 2.0 investment pillar, we intend to ramp up our allocation to alpha assets by partnering with proven asset managers in our focus expansion sectors of middle market credit, real estate, infrastructure debt and agricultural loans.
The composition of our investment portfolio is summarized as follows:

	December 31,
	2020		2019
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$39,771	0.1%	$161,765	0.3%
United States Government sponsored agencies	1,039,551	1.9%	625,020	1.1%
United States municipalities, states and territories	3,776,131	7.0%	4,527,671	7.9%
Foreign government obligations	202,706	0.4%	205,096	0.3%
Corporate securities	31,156,827	58.1%	32,536,839	57.2%
Residential mortgage backed securities	1,512,831	2.8%	1,575,664	2.8%
Commercial mortgage backed securities	4,261,227	8.0%	5,786,279	10.2%
Other asset backed securities	5,549,849	10.4%	6,162,156	10.8%
Total fixed maturity securities	47,538,893	88.7%	51,580,490	90.6%
Mortgage loans on real estate	4,165,489	7.8%	3,448,793	6.1%
Derivative instruments	1,310,954	2.4%	1,355,989	2.4%
Other investments	590,078	1.1%	492,301	0.9%
	$53,605,414	100.0%	$56,877,573	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or credit losses while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities.

A summary of our fixed maturity securities by NRSRO ratings is as follows:

	December 31,
	2020		2019
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$27,883,428	58.7%	$30,662,644	59.4%
Baa	18,408,954	38.7%	19,833,309	38.4%
Total investment grade	46,292,382	97.4%	50,495,953	97.8%
Ba	973,581	2.0%	821,902	1.6%
B	122,553	0.3%	81,407	0.2%
Caa	61,037	0.1%	95,676	0.2%
Ca and lower	89,340	0.2%	85,552	0.2%
Total below investment grade	1,246,511	2.6%	1,084,537	2.2%
	$47,538,893	100.0%	$51,580,490	100.0%
The NAIC's Securities Valuation Office ("SVO") is responsible for the day-to-day credit quality assessment and the valuation of fixed maturity securities owned by state regulated insurance companies. The purpose of such assessment and valuation is for determining regulatory capital requirements and regulatory reporting. Insurance companies report ownership to the SVO when such securities are eligible for regulatory filings. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation and/or unit price. Typically, if a security has been rated by an NRSRO, the SVO utilizes that rating and assigns a NAIC designation based upon the following system:

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

A summary of our fixed maturity securities by NAIC designation is as follows:

	December 31, 2020				December 31, 2019
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$23,330,149	$26,564,542	$26,564,542	55.9%	$27,781,525	$30,122,657	$30,122,657	58.4%
2	17,312,485	19,377,013	19,377,013	40.8%	19,278,355	20,316,911	20,316,911	39.4%
3	1,292,124	1,299,455	1,299,455	2.7%	1,001,087	977,191	977,191	1.9%
4	282,049	256,651	256,651	0.5%	114,497	112,534	112,534	0.2%
5	29,396	16,288	16,288	—%	57,952	45,205	45,205	0.1%
6	58,533	24,944	24,944	0.1%	5,530	5,992	5,992	—%
	$42,304,736	$47,538,893	$47,538,893	100.0%	$48,238,946	$51,580,490	$51,580,490	100.0%
The amortized cost and fair value of fixed maturity securities at December 31, 2020, by contractual maturity are presented in Note 3 - Investments to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.
Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses, Net of Allowance	Allowance for Credit Losses	Fair Value
	(Dollars in thousands)
December 31, 2020
Fixed maturity securities, available for sale:
United States Government sponsored agencies	3	$250,521	$(46)	$—	$250,475
United States municipalities, states and territories	14	36,558	(1,044)	(2,844)	32,670
Corporate securities:
Finance, insurance and real estate	11	111,522	(1,733)	—	109,789
Manufacturing, construction and mining	2	20,719	(1,384)	—	19,335
Utilities and related sectors	49	377,368	(19,141)	(11,996)	346,231
Wholesale/retail trade	12	85,937	(4,370)	—	81,567
Services, media and other	29	261,449	(9,264)	(48,197)	203,988
Residential mortgage backed securities	43	173,875	(2,526)	(1,734)	169,615
Commercial mortgage backed securities	122	1,034,424	(64,678)	—	969,746
Other asset backed securities	558	3,728,144	(146,640)	—	3,581,504
	843	$6,080,517	$(250,826)	$(64,771)	$5,764,920

December 31, 2019
Fixed maturity securities, available for sale:
United States Government full faith and credit	5	$144,678	$(96)	$—	$144,582
United States Government sponsored agencies	6	374,961	(4,785)	—	370,176
United States municipalities, states and territories	42	296,812	(8,250)	—	288,562
Corporate securities:
Finance, insurance and real estate	38	399,043	(9,529)	—	389,514
Manufacturing, construction and mining	20	216,229	(9,990)	—	206,239
Utilities and related sectors	32	397,116	(11,212)	—	385,904
Wholesale/retail trade	12	194,815	(11,162)	—	183,653
Services, media and other	65	631,587	(40,366)	—	591,221
Residential mortgage backed securities	34	227,427	(3,691)	—	223,736
Commercial mortgage backed securities	127	810,505	(13,783)	—	796,722
Other asset backed securities	652	4,306,620	(179,191)	—	4,127,429
	1,033	$7,999,793	$(292,055)	$—	$7,707,738

The unrealized losses at December 31, 2020 are principally related to the impacts the COVID-19 pandemic has had on credit markets. Approximately 75% and 79% of the unrealized losses on fixed maturity securities shown in the above table for December 31, 2020 and December 31, 2019, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
The decrease in unrealized losses from December 31, 2019 to 2020 was primarily related to declines in treasury yields during the twelve months ended December 31, 2020, partially offset by the impact the COVID-19 pandemic had on credit markets during the same period. The 10-year U.S. Treasury yield rates at December 31, 2020 and 2019 were 0.93% and 1.92%, respectively. The 30-year U.S. Treasury yields at December 31, 2020 and 2019 were 1.65% and 2.39%, respectively.
The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses (1)	Percent of Total
	(Dollars in thousands)
December 31, 2020
1	$2,625,341	45.5%	$(82,045)	32.7%
2	2,286,377	39.7%	(106,700)	42.5%
3	650,364	11.3%	(42,040)	16.8%
4	178,669	3.1%	(16,274)	6.5%
5	4,991	0.1%	(1,640)	0.7%
6	19,178	0.3%	(2,127)	0.8%
	$5,764,920	100.0%	$(250,826)	100.0%

December 31, 2019
1	$3,580,578	46.4%	$(79,638)	27.3%
2	3,412,695	44.3%	(151,826)	52.0%
3	613,240	8.0%	(38,216)	13.1%
4	74,027	1.0%	(8,575)	2.9%
5	26,998	0.3%	(13,437)	4.6%
6	200	—%	(363)	0.1%
	$7,707,738	100.0%	$(292,055)	100.0%
(1) Gross unrealized losses have been adjusted to reflect the allowance for credit loss as of December 31, 2020 of $64.8 million.
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 843 and 1,033 securities, respectively) have been in a continuous unrealized loss position at December 31, 2020 and 2019, along with a description of the factors causing the unrealized losses is presented in Note 3 - Investments to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.

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
		(Dollars in thousands)
December 31, 2020
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	54	$686,711	$679,337	$(7,374)
Six months or more and less than twelve months	310	2,201,769	2,118,844	(82,925)
Twelve months or greater	338	2,400,833	2,288,755	(112,078)
Total investment grade	702	5,289,313	5,086,936	(202,377)
Below investment grade:
Less than six months	9	48,355	47,984	(371)
Six months or more and less than twelve months	37	155,451	146,779	(8,672)
Twelve months or greater	95	522,627	483,221	(39,406)
Total below investment grade	141	726,433	677,984	(48,449)
	843	$6,015,746	$5,764,920	$(250,826)
December 31, 2019
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	352	$2,960,557	$2,911,909	$(48,648)
Six months or more and less than twelve months	46	290,674	282,347	(8,327)
Twelve months or greater	513	4,003,478	3,829,474	(174,004)
Total investment grade	911	7,254,709	7,023,730	(230,979)
Below investment grade:
Less than six months	11	32,607	31,695	(912)
Six months or more and less than twelve months	8	35,080	33,268	(1,812)
Twelve months or greater	103	677,397	619,045	(58,352)
Total below investment grade	122	745,084	684,008	(61,076)
	1,033	$7,999,793	$7,707,738	$(292,055)
(1) Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss as of December 31, 2020 of $64.8 million.

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost, Net of Allowance (1)	Fair Value	Gross Unrealized Losses, Net of Allowance (1)
		(Dollars in thousands)
December 31, 2020
Investment grade:
Less than six months	1	$2,453	$1,909	$(544)
Six months or more and less than twelve months	4	21,368	15,589	(5,779)
Twelve months or greater	—	—	—	—
Total investment grade	5	23,821	17,498	(6,323)
Below investment grade:
Less than six months	1	5,963	4,323	(1,640)
Six months or more and less than twelve months	8	38,046	38,046	—
Twelve months or greater	5	3,875	3,062	(813)
Total below investment grade	14	47,884	45,431	(2,453)
	19	$71,705	$62,929	$(8,776)
December 31, 2019
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—
Below investment grade:
Less than six months	—	—	—	—
Six months or more and less than twelve months	1	2,640	1,755	(885)
Twelve months or greater	4	53,800	35,541	(18,259)
Total below investment grade	5	56,440	37,296	(19,144)
	5	$56,440	$37,296	$(19,144)
(1) Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss as of December 31, 2020 of $64.8 million.

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

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
December 31, 2020
Due in one year or less	$2,324	$1,864
Due after one year through five years	382,843	360,761
Due after five years through ten years	396,842	355,188
Due after ten years through twenty years	216,725	203,282
Due after twenty years	145,340	122,960
	1,144,074	1,044,055
Residential mortgage backed securities	173,875	169,615
Commercial mortgage backed securities	1,034,424	969,746
Other asset backed securities	3,728,144	3,581,504
	$6,080,517	$5,764,920
December 31, 2019
Due in one year or less	$5,073	$5,071
Due after one year through five years	278,165	273,869
Due after five years through ten years	555,200	544,687
Due after ten years through twenty years	1,041,474	1,008,487
Due after twenty years	775,329	727,737
	2,655,241	2,559,851
Residential mortgage backed securities	227,427	223,736
Commercial mortgage backed securities	810,505	796,722
Other asset backed securities	4,306,620	4,127,429
	$7,999,793	$7,707,738
International Exposure
We hold fixed maturity securities with international exposure. As of December 31, 2020, 16% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of our fixed maturity securities with international exposure are denominated in U.S. dollars. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	December 31, 2020
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$192,869	$220,637	0.5%
Asia/Pacific	422,297	484,850	1.0%
Non-GIIPS Europe	2,741,638	3,109,920	6.5%
Latin America	253,717	293,698	0.6%
Non-U.S. North America	1,342,100	1,540,491	3.2%
Australia & New Zealand	955,190	1,039,809	2.2%
Other	1,058,843	1,156,522	2.4%
	$6,966,654	$7,845,927	16.4%
(1)Greece, Ireland, Italy, Portugal and Spain ("GIIPS"). All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

All of the securities presented in the table above are investment grade (NAIC designation of either 1 or 2), except for the following:

	December 31, 2020
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
GIIPS	$14,551	$18,077
Asia/Pacific	11,000	11,057
Non-GIIPS Europe	144,127	130,430
Latin America	74,602	81,806
Non-U.S. North America	81,303	82,652
Other	109,958	113,340
	$435,541	$437,362
Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e., significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of credit losses. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. For corporate issues, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. For asset-backed securities, we evaluate changes in factors such as collateral performance, default rates, loss severities and expected cash flows. At December 31, 2020, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance	Net Unrealized Gains (Losses), Net of Allowance	Fair Value
		(Dollars in thousands)
Corporate securities - Public securities	12	$149,419	$(48,197)	$101,222	$(3,416)	$97,806
Corporate securities - Private placement securities	35	336,910	(11,996)	324,914	1,565	326,479
Residential mortgage backed securities	16	31,127	(1,734)	29,393	(348)	29,045
Commercial mortgage backed securities	7	78,269	—	78,269	(11,254)	67,015
Other asset backed securities	2	69,650	—	69,650	(2,826)	66,824
United States municipalities, states and territories	5	19,427	(2,844)	16,583	(951)	15,632
	77	$684,802	$(64,771)	$620,031	$(17,230)	$602,801
We expect to recover the unrealized losses, net of allowances, as we did not have the intent to sell and it was not more likely than not that we would be required to sell these securities prior to recovery of the amortized cost basis, net of allowances. Our analysis of these securities and their credit performance at December 31, 2020 is as follows:
Corporate securities - public securities: The public corporate securities included on the watch list are primarily domestic oil drillers or securities with exposure to the travel industry. The decline in value of the securities of domestic oil drillers is due to the continuing low level of oil prices, which has caused credit metrics to continue to be under pressure. The decline in value and the heightened credit risk on the securities with exposure to the travel industry is primarily due to the impact COVID-19 has had on the travel industry As a result of our process for identifying securities that could potentially have credit losses, we recognized credit losses of $48.4 million on these securities during 2020.
Corporate securities - private placement securities: The private placement securities included on the watch list are spread across numerous industries, the most significant of which is the airlines industry. The heightened credit risk on these securities is primarily due to the impact COVID-19 has had on the travel industry. As a result of our process for identifying securities that could potentially have credit losses, we recognized credit losses of $12.0 million on these securities during 2020.
Residential mortgage backed securities: The residential mortgage backed securities included on the watch list have generally experienced higher levels of stress due to the impact COVID-19 is having on the economy. While there is a heightened level of credit risk for the residential mortgage backed securities included on the watch list, we expect minimal credit losses on these securities based on our current analyses. Based on these analyses, we recognized credit losses of $1.7 million on these securities during 2020.
Commercial mortgage backed securities: The commercial mortgage backed securities included on the watch list have generally experienced higher levels of stress due to the impact COVID-19 is having on the economy. As a result of our process for identifying securities that could potentially have credit losses and our intent to sell certain commercial mortgage backed securities, we recognized credit losses of $29.2 million on these securities during 2020.

Other asset backed securities: The decline in value of these securities, which are primarily related to the auto rental industry, is primarily a result of the impact COVID-19 has had on the travel industry. We did not take any credit losses on these securities during 2020 as we do not expect any credit losses on the securities based on our current analyses. We recognized a credit loss of $0.5 million on an other asset backed security during 2020 due to our intent to sell the security.
United States municipalities, states and territories: The decline in value of these securities, which are related to senior living facilities in the Southeastern region of the United States, is primarily due to the financial strain COVID-19 is having on this industry. As a result of our process for identifying securities that could potentially have credit losses, we recognized credit losses of $2.8 million on these securities during 2020.
Credit Losses
We have a policy and process to identify securities in our investment portfolio for which we recognize credit loss. See Critical Accounting Policies—Evaluation of Allowance for Credit Losses on Available for Sale Fixed Maturity Securities and Mortgage Loan Portfolios.
Prior to the implementation of authoritative guidance in 2020, we evaluated our investments for other than temporary impairments ("OTTI")
In 2019, we recognized OTTI losses of $17.3 million on corporate securities with exposure to the offshore drilling industry. In addition, during 2019 we recognized additional credit losses on residential mortgage backed securities on which we have previously recognized OTTI, recognized OTTI of $0.5 million related to two commercial mortgage backed securities due to our intent to sell the securities and an OTTI of $0.6 million on an other asset backed security on which we have previously recognized OTTI.
Several factors led us to believe that full recovery of amortized cost is not expected on the securities for which we recognized credit losses. A discussion of these factors, our policy and process to identify securities that could potentially have credit loss is presented in Note 3 - Investments to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.
Mortgage Loans on Real Estate
Our financing receivables consist of three mortgage loan portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $245.8 million. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $366.3 million that have been purchased throughout 2020. These loans are collateralized by the related properties and diversified as to location within the United States. Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.
At December 31, 2020 and 2019, the largest principal amount outstanding for any single commercial mortgage loan was $34.7 million and $28.5 million, respectively, and the average loan size was $4.8 million and $4.4 million, respectively. In addition, the average loan to value ratio for commercial mortgage loans was 53.6% and 54.3% at December 31, 2020 and 2019, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making commercial mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 - Mortgage Loans on Real Estate of our audited consolidated financial statements of this Form 10-K, which is incorporated by reference in this Item 7.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At December 31, 2020, we had commitments to fund commercial mortgage loans totaling $75.3 million, with interest rates ranging from 3.00% to 5.65%. During 2020 and 2019, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the year ended December 31, 2020, we received $199.5 million in cash for loans being paid in full compared to $187.6 million for the year ended December 31, 2019. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
See Note 4 - Mortgage Loans on Real Estate to our audited consolidated financial statements, incorporated by reference, for a presentation of our valuation allowance, foreclosure activity and troubled debt restructure analysis. We have a process by which we evaluate the credit quality of each of our mortgage loans. This process utilizes each loan's loan-to-value and debt service coverage ratios as primary metrics. See Note 4 - Mortgage Loans on Real Estate to our audited consolidated financial statements, incorporated by reference, for a summary of our portfolio by loan-to-value and debt service coverage ratios.

We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Commercial, agricultural and residential loans are considered nonperforming when they are 90 days or more past due. Aging of financing receivables is summarized in the following table:

	Current	30-59 days past due	60-89 days past due	Over 90 days past due	Total
As of December 31, 2020:	(Dollars in thousands)
Commercial mortgage loans	$3,578,888	$—	$—	$—	$3,578,888
Agricultural mortgage loans	245,173	—	—	—	245,173.00
Residential mortgage loans	346,730	25,449	111	167	372,457
Total mortgage loans	$4,170,791	$25,449	$111	$167	$4,196,518
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
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. A presentation of our derivative instruments along with a discussion of the business strategy involved with our derivatives is included in Note 5 - Derivative Instruments to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.
Liabilities
Our liability for policy benefit reserves decreased to $61.8 billion at December 31, 2020 compared to $61.9 billion at December 31, 2019. The increase in policy benefit reserves due to net cash flows from annuity deposits and funds returned to policyholders and interest and index credits credited to policyholders during 2020 was offset by a decrease in the fair value of our fixed index annuity embedded derivatives during 2020. Substantially all of our annuity products have a surrender charge feature designed to reduce the risk of early withdrawal or surrender of the policies and to compensate us for our costs if policies are withdrawn early. Our lifetime income benefit rider also reduces the risk of early withdrawal or surrender of the policies as it provides an additional liquidity option to policyholders as the policyholder can elect to receive guaranteed payments for life from their contract without requiring them to annuitize their contract value and the rider is not transferable to other contracts. Notwithstanding these policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates and other factors.
See Note 9 - Notes Payable and Amounts Due Under Repurchase Agreements to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7 for discussion of our notes and loan payable and borrowings under repurchase agreements.
See Note 10 - Subordinated Debentures to our audited consolidated financial statements for additional information concerning our subordinated debentures payable to, and the preferred securities issued by, our subsidiary trusts.
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
Liquidity requirements are met primarily by funds provided from operations. Our life subsidiaries generally receive adequate cash flow from annuity deposits and investment income to meet their obligations. Annuity liabilities are generally long-term in nature. However, a primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and bonus vesting, which help limit and discourage early withdrawals. Our lifetime income benefit rider also limits the risk of early withdrawals as it provides an additional liquidity option to policyholders as the policyholder can elect to receive guaranteed payments for life from their contract without requiring them to annuitize their contract value and the rider is not transferable to other contracts. At December 31, 2020, approximately 93% or $50.2 billion of our annuity liabilities were subject to penalty upon surrender, with a weighted average remaining surrender charge period of 6.1 years and a weighted average surrender charge percentage of 9.9%.
Our insurance subsidiaries generally have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $39.5 million for the year ended December 31, 2020 compared to $1.5 billion for the year ended December 31, 2019 with the decrease attributable to a $1,048.0 million decrease in net annuity deposits after coinsurance and a $370.0 million (after coinsurance) increase in funds returned to policyholders. In addition, we have a highly liquid investment portfolio that can be used to meet policyholder and other obligations as needed. Scheduled principal repayments, calls and tenders of available for sale fixed maturity securities and net investment income were $2.9 billion and $2.2 billion, respectively, during the year ended December 31, 2020.

Liquidity of Parent Company
We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt (senior notes and subordinated debentures issued to a subsidiary trust), pay operating expenses and pay dividends to common and preferred stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. These sources provide adequate cash flow for us to meet our current and reasonably foreseeable future obligations and we expect they will be adequate to fund our parent company cash flow requirements in 2021.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2021, up to $372.9 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $2.1 billion of statutory earned surplus at December 31, 2020.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of December 31, 2020, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to maintain its insurer financial strength rating objective. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
The transfer of funds by American Equity Life is also restricted by a covenant in our line of credit agreement which requires American Equity Life to maintain a minimum risk-based capital ratio of 275% and a minimum level of statutory surplus equal to the sum of 1) 80% of statutory surplus at June 30, 2016, 2) 50% of the statutory net income for each fiscal quarter ending after June 30, 2016, and 3) 50% of all capital contributed to American Equity Life after June 30, 2016. American Equity Life's risk-based capital ratio was 372% at December 31, 2020. Under this agreement, we are also required to maintain a maximum ratio of adjusted debt to total adjusted capital of 0.35.
On November 21, 2019 we issued 16,000 shares of 5.95% fixed-rate reset non-cumulative preferred stock, Series A, with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $388.9 million. We used a portion of the proceeds to redeem $165 million of our floating rate subordinated debentures in the fourth quarter of 2019 and the first quarter of 2020 and contributed $200 million to American Equity Life during May of 2020.
On June 10, 2020, we issued 12,000 shares of 6.625% fixed-rate reset non-cumulative preferred stock, Series B with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $290.3 million.
On November 30, 2020 we issued 9,106,042 common shares to Brookfield at a value of $37.00 per share for net proceeds of $333.6 million
During the fourth quarter of 2020, we repurchased 1.9 million shares of our common stock for $50 million in the open market under our share repurchase program. In addition, on November 30, 2020 we entered into an accelerated share repurchase (ASR) agreement with Citibank, N.A. to repurchase an aggregate of $115 million of our common stock. Under the ASR agreement, we received an initial share delivery of approximately 3.5 million shares. The final settlement of 0.5 million shares, which was based on the volume-weighted average price of our common stock during the term of the transaction, less a discount and subject to customary adjustments, was delivered on February 25, 2021. The average price paid for shares repurchased under the ASR was $28.45 per common share.
Cash and cash equivalents of the parent holding company at December 31, 2020, were $486.7 million. In addition, as discussed in Note 9 - Notes Payable and Amounts Due Under Repurchase Agreements to our audited consolidated financial statements, we have a $150 million revolving line of credit agreement, with no borrowings outstanding at December 31, 2020. This revolving line of credit terminates on September 30, 2021, and borrowings are available for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions.

Statutory accounting practices prescribed or permitted for our life subsidiaries differ in many respects from those governing the preparation of financial statements under GAAP. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. Information as to statutory capital and surplus and statutory net income for our life subsidiaries as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 is included in Note 12 - Statutory Financial Information and Dividend Restrictions to our audited consolidated financial statements.
In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2020.

	Payments Due by Period
	Total	Less Than 1 year	1–3 Years	4–5 Years	After 5 Years
	(Dollars in thousands)
Annuity and single premium universal life products (1)	$70,582,225	$3,404,380	$11,833,299	$8,230,040	$47,114,506
Notes and loan payable, including interest payments (2)	662,809	25,309	50,000	50,000	537,500
Subordinated debentures, including interest payments (3)	225,525	4,850	9,700	9,700	201,275
Operating leases	11,245	2,354	3,951	3,543	1,397
Mortgage loan funding and other investments	143,428	143,428	—	—	—
Total	$71,625,232	$3,580,321	$11,896,950	$8,293,283	$47,854,678
(1)Amounts shown in this table are projected payments through the year 2070 which we are contractually obligated to pay to our annuity policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on our historical experience.
(2)Period that principal amounts are due is determined by the earliest of the call/put date or the maturity date of each note payable.
(3)Amount shown is net of equity investments in the capital trusts due to the contractual right of offset upon repayment of the notes.
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
We categorize financial instruments recorded at fair value in the consolidated balance sheets as follows:
Level 1 -Quoted prices are available in active markets for identical financial instruments as of the reporting date. We do not adjust the quoted price for these financial instruments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.
Level 2 -Quoted prices in active markets for similar financial instruments, quoted prices for identical or similar financial instruments in markets that are not active; and models and other valuation methodologies using inputs other than quoted prices that are observable.
Level 3 -Models and other valuation methodologies using significant inputs that are unobservable for financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in Level 3 are securities for which no market activity or data exists and for which we used discounted expected future cash flows with our own assumptions about what a market participant would use in determining fair value.

The following table presents the fair value of fixed maturity securities, available for sale, by pricing source and hierarchy level as of December 31, 2020 and 2019, respectively:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
December 31, 2020
Priced via third party pricing services	$33,948	$46,445,244	$—	$46,479,192
Priced via independent broker quotations	—	296,022	—	296,022
Priced via other methods	—	763,679	—	763,679
	$33,948	$47,504,945	$—	$47,538,893
% of Total	0.1%	99.9%	—%	100.0%

December 31, 2019
Priced via third party pricing services	$155,949	$50,570,910	$—	$50,726,859
Priced via independent broker quotations	—	228,401	—	228,401
Priced via other methods	—	625,230	—	625,230
	$155,949	$51,424,541	$—	$51,580,490
% of Total	0.3%	99.7%	—%	100.0%
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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparison of the prices to a secondary pricing source, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of December 31, 2020 and 2019.

Evaluation of Allowance for Credit Losses on Available for Sale Fixed Maturity Securities and Mortgage Loan Portfolios
The process to identify available for sale fixed maturity securities that could potentially require an allowance for credit loss involves significant judgment and estimates by management. We review and analyze all fixed maturity securities on an ongoing basis for changes in market interest rates and credit deterioration. This review process includes analyzing our ability to recover the amortized cost or cost basis of each fixed maturity security that has a fair value that is materially lower than its amortized cost and requires a high degree of management judgment and involves uncertainty. The evaluation of fixed maturity securities for credit loss is a quantitative and qualitative process, which is subject to risks and uncertainties.
We have a policy and process to identify fixed maturity securities that could potentially have a credit loss. This process involves monitoring market events and other items that could impact issuers. The evaluation includes but is not limited to such factors as:
•the extent to which fair value is less than amortized cost or cost;
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
We determine whether an allowance for credit loss should be established for fixed maturity securities by assessing all facts and circumstances surrounding each security. Where the decline in fair value of fixed maturity securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and we anticipate recovery of all contractual or expected cash flows, we do not consider these securities to have credit loss because we do not intend to sell these securities and it is not more likely than not we will be required to sell these securities before a recovery of amortized cost, which may be maturity.
If we intend to sell a fixed maturity security or if it is more likely than not that we will be required to sell a security before recovery of its amortized cost basis, credit loss has occurred and the difference between amortized cost and fair value will be recognized as a loss in operations.
If we do not intend to sell and it is not more likely than not we will be required to sell the fixed maturity security but also do not expect to recover the entire amortized cost basis of the security, a credit loss would be recognized in operations in the amount of the expected credit loss. We determine the amount of expected credit loss by calculating the present value of the cash flows expected to be collected discounted at each security's acquisition yield based on our consideration of whether the security was of high credit quality at the time of acquisition. The difference between the present value of expected future cash flows and the amortized cost basis of the security is the amount of credit loss recognized in operations. The recognized credit loss is limited to the unrealized loss on the security.
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
For fixed maturity securities which we do not intend to sell and it is not more likely than not we will be required to sell, but our intent changes due to changes or events that could not have been reasonably anticipated, a credit loss may be recognized in operations. Unrealized losses may be recognized in future periods in operations should we later conclude that the decline in fair value below amortized cost represents a credit loss pursuant to our accounting policy described above. The use of different methodologies and assumptions to determine the fair value of investments and the timing and amount of impairments may have a material effect on the amounts presented in our consolidated financial statements.
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
The valuation allowance for agricultural and residential mortgage loans are estimated by deriving probability of default and recovery rate assumptions based on the characteristics of the loans in our portfolio, historical economic data and loss information, and current and forecasted economics conditions. Key loan characteristics impacting the estimate include delinquency status, time to maturity, original credit scores and loan-to-value ratios.
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
As indicated above, the discount rates used to discount excess projected contract value are based on applicable risk-free interest rates adjusted for our nonperformance risk related to those liabilities. If the discount rates used to discount the excess projected contract values at December 31, 2020 were to increase by 100 basis points, our reserves for fixed index annuities would decrease by $614.1 million. A decrease by 100 basis points in the discount rates used to discount the excess projected contract values would increase our reserves for fixed index annuities by $639.0 billion.
As of December 31, 2020, we utilized an estimate of 2.10% for the expected cost of annual call options, which is based on estimated long-term account value growth and a historical review of our actual options costs. If the expected cost of annual call options we purchase in the future to fund index credits beyond the next policy anniversary date were to increase by 25 basis points, our reserves for fixed index annuities would increase by $647.2 million. A decrease of 25 basis points in the expected cost of annual call options would decrease our reserves for fixed index annuities by $610.7 million.
Our lapse rate assumptions are based on actual experience and our outlook as to future expectations for lapse rates. If lapse rates were to increase 10%, our reserves for fixed index annuities would decrease by $26.4 million. A decrease in lapse rates of 10% would increase our reserves for fixed index annuities by $27.2 million.
Liability for Lifetime Income Benefit Riders
The liability for lifetime income benefit riders is based on the actual and present value of expected benefit payments to be paid in excess of projected policy values recognizing the excess over the expected lives of the underlying policies based on the actual and present value of expected assessments including investment spreads, product charges and fees. The inputs used in the calculation of the liability for lifetime income benefit riders include actual policy values, actual income account values, actual payout factors, actual roll-up rates and our best estimate assumptions for future policy growth, expected utilization of lifetime income benefit riders, which includes the ages at which policyholders are expected to elect to begin to receive lifetime income benefit payments and the percentage of policyholders who elect to receive lifetime income benefit payments, the type of income benefit payments selected upon election and future assumptions for lapse, partial withdrawal and mortality rates. The assumptions are reviewed quarterly and updates to the assumptions are made based on historical results and our best estimates of future experience. The liability for lifetime income benefit riders is included in policy benefit reserves in the consolidated balance sheets and the change in the liability is included in interest sensitive and index product benefits in the consolidated statements of operations. See Results of Operations for the Three Years Ended December 31, 2020 in this Item 7 for a discussion and presentation of the actual effects of assumption revisions.
The most sensitive assumptions in the calculation of the liability for lifetime income benefit riders are 1) the expected cost of annual call options we will purchase in the future, 2) the percentage of policyholders who elect to receive lifetime income benefit payments, 3) our best estimate for future policy decrements specific to lapse rates and 4) the net investment earned rate.
We utilize the expected cost of annual call options we will purchase in the future to project policy values and to discount future cash flows. In addition, it is a key component in the calculation of expected assessments in the projection period. As of December 31, 2020, we utilized an estimate of 2.10% for the long-term expected cost of annual call options, which is based on estimated long-term account value growth and a historical review of our actual call options. If the expected cost of annual call options and fixed crediting rates were to increase by 25 basis points, our liability for lifetime income benefit riders would decrease by $131.7 million. A decrease of 25 basis points in the expected cost of annual call options and fixed crediting rates would increase our liability for lifetime income benefit riders by $102.7 million.
Our assumptions related to the percentage of policyholders who elect to receive lifetime income benefit payments is based on actual experience and our outlook as to future expectations for utilization rates. If the percentage of policyholders who elect to receive lifetime income benefit payments was increased by 10% at December 31, 2020, our liability for lifetime income benefit riders would increase by $79.8 million. A decrease by 10% in the percentage of policyholders who elect to receive lifetime income benefit payments would decrease our liability for lifetime income benefit riders by $58.5 million.
Our lapse rate assumptions are based on actual experience and our outlook as to future expectations for lapse rates. If lapse rates were to increase 10%, our liability for lifetime income benefit riders would decrease by $39.9 million. A decrease in lapse rates of 10% would increase our liability for lifetime income benefit riders by $40.1 million.
The net investment earned rate is a key component in the calculation of expected assessments in the projection period. The net investment earned rate is based on current yields being earned in our invested assets portfolio, future spot rates, the expected mean reversion period and expected spread we will earn above the risk-free rate. If the net investment earned rate were to increase 10 basis points, our liability for lifetime income benefit riders would decrease by $23.4 million. A decrease in the net investment earned rate of 10 basis points would increase our liability for lifetime income benefit riders by $24.0 million.
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
For annuity products, these costs are being amortized in proportion to actual and expected gross profits. Actual and expected gross profits include the the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholders, or the "investment spread"; and to a lesser extent, product charges and fees net of expected excess payments for lifetime income benefit riders and certain policy expenses. Actual and expected gross profits for fixed index annuities also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. Current period amortization is adjusted retrospectively through an unlocking process when estimates of actual and expected gross profits (including the impact of net realized gains (losses) on investments and credit losses recognized in operations) to be realized from a group of products are updated. Our estimates of future gross profits are based on actuarial assumptions related to the underlying policies terms, lives of the policies, yield on investments supporting the liabilities and level of expenses necessary to maintain the polices over their entire lives. Revisions are made based on historical results and our best estimates of future experience. See Results of Operations for the Three Years Ended December 31, 2020 in this Item 7 for a discussion and presentation of the actual effects of unlocking.
The most sensitive assumptions used to calculate amortization of deferred policy acquisition costs and deferred sales inducements are 1) the net investment earned rate, 2) our best estimate for future policy decrements specific to lapse rates and 3) the expected cost of annual call options we will purchase in the future.
The net investment earned rate is a key component in the calculation of estimated gross profits. The net investment earned rate is based on current yields being earned in our invested assets portfolio, future spot rates, the expected mean reversion period and expected spread we will earn above the risk-free rate. If the net investment earned rate were to increase 10 basis points, our combined balance for deferred policy acquisition costs and deferred sales inducements at December 31, 2020 would increase by $94.8 million. A decrease in the net investment earned rate of 10 basis points would decrease our combined balance for deferred policy acquisition costs and deferred sales inducements at December 31, 2020 by $97.5 million.
Our lapse rate assumptions are based on actual experience and our outlook as to future expectations for lapse rates. If lapse rates were to increase 10%, our combined balance of deferred policy acquisition costs and deferred sales inducements would decrease by $79.5 million. A decrease in lapse rates of 10% would increase our combined balance of deferred policy acquisition costs and deferred sales inducements by $84.1 million.
We utilize the expected cost of annual call options we will purchase in the future to project policy values and to discount future cash flows. In addition, it is a key component in the calculation of expected gross profits in the projection period. As of December 31, 2020, we utilized an estimate of 2.10% for the expected long-term cost of annual call options, which is based on estimated long-term account value growth and a historical review of our actual call options. If the expected cost of annual call options and fixed crediting rates were to increase by 25 basis points, our combined balance of deferred policy acquisition costs and deferred sales inducements would increase by $0.9 million. A decrease of 25 basis points in the expected cost of annual call options and fixed crediting rates would decrease our combined balance of deferred policy acquisition costs and deferred sales inducements by $45.1 million.
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
The realization of deferred income tax assets is primarily based upon management's estimates of future taxable income. Valuation allowances are established when management estimates, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:
•future taxable income of the necessary character exclusive of reversing temporary differences and carryforwards;
•future reversals of existing taxable temporary differences;
•taxable capital income in prior carryback years; and
•tax planning strategies.
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

New Accounting Pronouncements
See Note 1 - Significant Accounting Policies to our audited consolidated financial statements in this Form 10-K beginning on page F-11, which is incorporated by reference in this Item 7, for new accounting pronouncement disclosures.
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
If interest rates were to increase 10% (16 basis points) from levels at December 31, 2020, we estimate that the fair value of our fixed maturity securities would decrease by approximately $495.0 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements) would be a decrease of $237.8 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of a credit loss) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition—Liquidity for Insurance Operations for a further discussion of the liquidity risk.
The amortized cost of fixed maturity securities that are callable at the option of the issuer, excluding securities with a make-whole provision, was $6.9 billion as of December 31, 2020. During the years ended December 31, 2020 and 2019, we received $1.6 billion and $1.5 billion, respectively, in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. In addition, we have $4.3 billion of floating rate fixed maturity securities as of December 31, 2020. Generally, interest rates on these floating rate fixed maturity securities are based on the 3 month LIBOR rate and are reset quarterly. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At December 31, 2020, approximately 97% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies. At December 31, 2020, approximately 19% of our annuity liabilities were at minimum guaranteed crediting rates.
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

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Proceeds received at expiration of options related to such credits	$758,604	$605,005	$1,307,755
Annual index credits to policyholders on their anniversaries	747,489	587,818	1,285,555
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
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2020 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
(b)Management's Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 based upon criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has determined that we maintained effective internal control over financial reporting as of December 31, 2020.
The Company's independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of management's internal control over financial reporting as of December 31, 2020. This report appears on page F-2 of this annual report on Form 10-K.
(c)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
On February 28, 2021, the Company entered into the Assignment Agreement, Consent and Waiver in Anticipation of Regulatory Form A Filing (the "Assignment Agreement") with Brookfield Asset Management Inc. ("BAM"), Burgundy Acquisitions I Ltd. ("Burgundy"), Brookfield Asset Management Reinsurance Partners Ltd. (“BAM Re”), and North End Re (Cayman) SPC (“North End”). The Assignment Agreement provides for the assignment of the obligations of BAM and Burgundy under the Investment Agreement, dated as of October 17, 2020 (the "Investment Agreement"), among the Company, BAM and Burgundy, to BAM Re and North End, subject to certain exceptions, in connection with certain reorganization transactions anticipated to be effected by BAM. Pursuant to the Assignment Agreement, BAM will remain bound by certain obligations under the Investment Agreement, including with respect to the ownership limitations, standstill obligations and transfer and voting restrictions contained therein. In addition, to the extent that BAM Re and North End do not satisfy their obligations to purchase additional shares of the Company or enter into reinsurance arrangements, in each case, as set forth in the Investment Agreement, BAM will be obligated (or cause to be obligated) to consummate such transactions. The foregoing description of the Assignment Agreement and the transactions contemplated thereby does not purport to be complete and is subject to and qualified in its entirety by reference to the Assignment Agreement, which is attached as Exhibit 10.37 to this report.
PART III
The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 10, 2021 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2020.
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

3.4	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-3 filed on January 15, 2008, File No. 333-148681)
3.5	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.5 to Form 10-Q for the period ended June 30, 2011 filed on August 5, 2011, File No. 001-31911)
3.6	Third Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 2, 2008, File No. 001-31911)
3.7	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to Form 8-A12B filed on November 20, 2019, File No. 001-31911)
3.8	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.7 to Form 8-A12B filed on June 16, 2020, File No. 001-31911)
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

4.6
Third Supplemental Indenture, dated as of June 16, 2017, between American Equity Investment Life Holding Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on June 16, 2017)

4.7
Deposit Agreement, dated November 21, 2019, among American Equity Investment Life Holding Company, Computershare Inc. and Computershare Trust Company, N.A., jointly, as depositary, Computershare Inc., as registrar and transfer agent, and the holders from time to time of the depositary receipts (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 21, 2019)

4.8	Form of Depository Receipt (included in Exhibit 4.7)

Exhibit No.	Description
4.9
Deposit Agreement, dated as of June 17, 2020, among the Company, Computershare Inc. and Computershare Trust Company, N.A., jointly as Depositary, the other parties thereto and the holders from time to time of depositary receipts issued thereunder (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 17, 2020)

4.10	Form of Depository Receipt (included in Exhibit 4.9)
4.11	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1 *	American Equity Investment Life Holding Company 2011 Director Stock Option Plan (Incorporated by reference to the Appendix A to the Company's proxy statement on Form DEF 14A filed on April 25, 2011)
10.2	2012 Independent Insurance Agent Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 filed on August 23, 2012)
10.3 *
Form of Change in Control Agreement between American Equity Investment Life Holding Company and each of Ted M. Johnson, Ronald J. Grensteiner, Jeffrey D. Lorenzen and Renee D. Montz (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 14, 2012)

10.4 *
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

10.6
Credit Agreement dated September 30, 2016 among American Equity Life Investment Holding Company, JP Morgan Chase Bank, National Association, SunTrust Bank, and Citibank, National Association and Royal Bank of Canada (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 3, 2016)

10.7
Amended and Restated American Equity Investment Life Holding Company 2014 Independent Insurance Agent Restricted Stock and Restricted Stock Unit Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 filed on December 17, 2014)

10.8
Amended and Restated American Equity Investment Life Holding Company 2014 Independent Insurance Agent Restricted Stock and Restricted Stock Unit Plan, as amended (Incorporated by reference to the Appendix B to the Company's proxy statement on Form DEF 14A filed on April 18, 2016)

10.9 *	American Equity Investment Life Holding Company 2016 Employee Incentive Plan (Incorporated by reference to the Appendix A to the Company's proxy statement on Form DEF 14A filed on April 18, 2016)
10.10 *	First Amendment to American Equity Investment Life Holding Company 2016 Employee Incentive Plan (Incorporated by reference to Exhibit 99.2 to Form S-8 filed on September 8, 2016)
10.11 *	Form of Restricted Stock Award Agreement with Respect to Common Stock of American Equity Investment Life Holding Company (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 8, 2016)
10.12 *	Form of Performance Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 8, 2016)
10.13 *
American Equity Marketing Officers Deferred Compensation Agreement, dated as of January 1, 1998, between American Equity Investment Life Insurance Company and Ronald J. Grensteiner (Incorporated by reference to Exhibit 10.27 to Form 10-K for the year ended December 31, 2017 filed on February 23, 2018)

10.14 *	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended March 31, 2018 filed on May 8, 2018)
10.15 *
Form of Change in Control Agreement between American Equity Investment Life Holding Company and Jennifer L. Bryant (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the period ended March 31, 2018 filed on May 8, 2018)

10.16 *	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended June 30, 2018 filed on August 8, 2018)
10.17 *	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended March 31, 2019 filed on May 8, 2019)
10.18 *	Form of Performance Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended March 31, 2019 filed on May 8, 2019)
10.19 *	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended March 31, 2019 filed on May 8, 2019)
10.20 *
Second Amendment to American Equity Investment Life Holding Company 2016 Employee Incentive Plan (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the period ended March 31, 2019 filed on May 8, 2019)

10.21 *	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.33 to Form 10-K for the year ended December 31, 2019 filed on February 25, 2020)
10.22 *	Offer Letter dated January 2, 2020 by and between American Equity Investment Life Holding Company and Anant Bhalla (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 9, 2020)
10.23 *
Retirement and Transition Agreement dated February 28, 2020 by and between American Equity Investment Life Holding Company and John M. Matovina (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 2, 2020)

10.24 *
American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan (Incorporated by reference to the Appendix A to the Company's proxy statement on Form DEF 14A filed on April 24, 2020)

10.25 *
Form of Director Restricted Stock Award Agreement with Respect to Common Stock of American Equity Investment Life Holding Company (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 4, 2020)

10.26 *	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended June 30, 2020 filed on August 10, 2020)
10.27 *	Form of Performance Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended June 30, 2020 filed on August 10, 2020)
10.28 *	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended June 30, 2020 filed on August 10, 2020)
10.29
Investment Agreement, dated as of October 17, 2020, by and among American Equity Investment Life Holding Company, Brookfield Asset Management Inc. and Burgundy Acquisitions I Ltd. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 19, 2020)

10.30 *
Letter Agreement dated November 19, 2020 by and between American Equity Investment Life Holding Company and Anant Bhalla (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 25, 2020)

Exhibit No.	Description
10.31 *
Form of Employee Stock Option Agreement with Respect to Common Stock of American Equity Investment Life Holding Company (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 25, 2020)

10.32 *	American Equity Investment Life Holding Company Amended and Restated Short-Term Incentive Plan
10.33 *	First Amendment to American Equity Investment Life Holding Company Amended and Restated Short-Term Incentive Plan, filed herewith as Exhibit 10.32
10.34 *	First Amendment to American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan
10.35 *	Form of Change in Control Agreement between American Equity Investment Life Holding Company and James L. Hamalainen
10.36 *	Form of Employee Stock Option Agreement
10.37
Assignment Agreement, Consent and Waiver in Anticipation of Regulatory Form A Filing dated February 28, 2021 by and among Brookfield Asset Management, Inc., Burgundy Acquisitions I Ltd., Brookfield Asset Management Reinsurance Partners Ltd., North End Re (Cayman) SPC and American Equity Investment Life Holding Company

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
101
The following materials from American Equity Investment Life Holding Company's Annual Report on Form 10-K for the year ended December 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Schedule I - Summary of Investments - Other Than Investments in Related Parties, (viii) Schedule II — Condensed Financial Information of Registrant, (ix) Schedule III - Supplementary Insurance Information, (x) Schedule IV — Reinsurance and (xi) Schedule V - Valuation and Qualifying Accounts.

104	The cover page from American Equity Investment Life Holding Company's Annual Report on Form 10-K for the year ended December 31, 2020 formatted in iXBRL and contained in Exhibit 101.

*Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of March 2021.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
By:	/s/ ANANT BHALLA
Anant Bhalla, Chief Executive Officer & President
Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date

/s/ ANANT BHALLA	Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2021
Anant Bhalla

/s/ TED M. JOHNSON	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 1, 2021
Ted M. Johnson

/s/ SCOTT A. SAMUELSON	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2021
Scott A. Samuelson

/s/ JOHN M. MATOVINA	Director	March 1, 2021
John M. Matovina

/s/ JOYCE A. CHAPMAN	Director	March 1, 2021
Joyce A. Chapman

/s/ BRENDA J. CUSHING	Director	March 1, 2021
Brenda J. Cushing

/s/ JAMES M. GERLACH	Director	March 1, 2021
James M. Gerlach

/s/ DOUGLAS T. HEALY	Director	March 1, 2021
Douglas T. Healy

/s/ ROBERT L. HOWE	Director	March 1, 2021
Robert L. Howe

/s/ MICHELLE M. KEELEY	Director	March 1, 2021
Michelle M. Keeley

/s/ WILLIAM R. KUNKEL	Director	March 1, 2021
William R. Kunkel

/s/ ALAN D. MATULA	Director	March 1, 2021
Alan D. Matula

/s/ DAVID S. MULCAHY	Director	March 1, 2021
David S. Mulcahy

/s/ GERARD D. NEUGENT	Director	March 1, 2021
Gerard D. Neugent

/s/ SACHIN SHAH	Director	March 1, 2021
Sachin Shah

/s/ A.J. STRICKLAND, III	Director	March 1, 2021
A.J. Strickland, III

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
YEARS ENDED DECEMBER 31, 2020, 2019 and 2018

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
American Equity Investment Life Holding Company:
Opinion on Internal Control Over Financial Reporting
We have audited American Equity Investment Life Holding Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedules I to V) (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
Des Moines, Iowa
March 1, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
American Equity Investment Life Holding Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Equity Investment Life Holding Company and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedules I to V (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Valuation of deferred policy acquisition costs and deferred sales inducements and liability for lifetime income benefit riders
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s fixed index and fixed rate annuity contract deferred policy acquisition costs (DAC) and deferred sales inducements (DSI) are amortized in proportion to actual and expected gross profits. Actual and expected gross profits include the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholders, or the “investment spread”; and to a lesser extent, product charges and fees net of expected excess payments for lifetime income benefit riders and certain policy expenses. The liability for lifetime income benefit riders (LIBR) is based on the actual and present value of expected benefit payments to be paid in excess of projected policy values recognizing the excess over the expected lives of the underlying policies based on the actual and present value of expected assessments including investment spreads, product charges, and fees. The DAC, DSI, and liability for LIBR balances were $2.0 billion, $1.3 billion, and $1.9 billion, respectively, at December 31, 2020.
We identified the assessment of the valuation of DAC and DSI and the liability for LIBR as a critical audit matter. Due to significant measurement uncertainty associated with the valuation of DAC and DSI and the liability for LIBR, there was subjective auditor judgment. Additionally, specialized actuarial knowledge and skills, as well as experience in the insurance industry, were required to evaluate certain key assumptions (assumptions) used to calculate estimated future gross profits, assessments, and benefit payments expected to be paid in excess of projected policy values, including:
•future yields on invested assets
•future cost of money, which includes the expected policy crediting rates on fixed rate annuities and with respect to fixed index annuities 1) the expected cost of annual call options the Company will purchase in the future to fund index credits beyond the next policy anniversary and 2) the expected policy crediting rates on amounts allocated to the fixed rate strategy

•future policyholder decrements, including lapse and mortality rates
•future policyholder behavior related to LIBR utilization.
The following are the primary procedures we performed to address this critical audit matter. With the involvement of actuarial professionals with specialized skills and knowledge, when appropriate, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s assumption setting process. This included controls related to the determination of assumptions. In addition, we involved actuarial professionals with specialized skills and knowledge, who assisted in:
•comparing estimated gross profits and assessments for the current year developed from the application of the Company’s assumptions to actual gross profits and assessments during the current year
•comparing the assumptions used by the Company to actual and historical invested asset yields, cost of money, and internal and industry policyholder experience, including future policyholder decrements and future policyholder behavior related to LIBR utilization
•developing an independent estimate of gross profits, assessments, and excess benefits for selected policies based on the assumptions used by the Company and comparing them to the Company’s estimates
•evaluating period over period trends in the valuation of DAC and DSI and the liability for LIBR in relation to the assumptions used by the Company.
Fair value for embedded derivatives in fixed index annuity contracts
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company has established policies and procedures for determining the fair value of embedded derivatives in fixed index annuity contracts with crediting strategies linked to market indices. As of December 31, 2020, the recorded balance of the embedded derivatives in fixed index annuity contracts, net of coinsurance ceded, was $7.9 billion, which was classified as Level 3 in the fair value hierarchy. The Company estimates the fair value of the embedded derivative component of fixed index annuity policy benefit reserves by projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and discounting the excess of the projected contract value amounts at the applicable risk free interest rates adjusted for nonperformance risk related to those liabilities. The projections of policy contract values are based on the Company’s best estimate assumptions for future policy growth and future policy decrements.
We identified the evaluation of the fair value for embedded derivatives in fixed index annuity contracts as a critical audit matter. Due to significant measurement uncertainty associated with the fair value of embedded derivatives in fixed index annuity contracts, subjective auditor judgment was required. Additionally, specialized actuarial knowledge and skills, as well as experience in the insurance industry, were required to evaluate certain key assumptions (assumptions) used to estimate the fair value, including: 1) the expected cost of annual call options the Company will purchase in the future to fund index credits beyond the next policy anniversary, and 2) future policyholder decrements, including lapse rates.
The following are the primary procedures we performed to address this critical audit matter. With the involvement of actuarial professionals with specialized skills and knowledge, when appropriate, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s assumption setting process. This included controls related to the determination of assumptions. In addition, we involved actuarial professionals with specialized skills and knowledge, who assisted in:
•comparing the assumptions used by the Company to actual and historical cost of annual call options and internal and industry policyholder experience, including future policyholder decrements; and
•developing an independent estimate of the fair value of the embedded derivatives for selected policies based on the assumptions used by the Company and comparing the estimate to the Company’s estimate.
/s/ KPMG LLP
We have served as the Company’s auditor since 2005.
Des Moines, Iowa
March 1, 2021

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Investments:
Fixed maturity securities, available for sale, at fair value (amortized cost of $42,304,736 as of 2020 and $48,238,946 as of 2019; allowance for credit losses of $64,771 as of 2020)	$47,538,893	$51,580,490
Mortgage loans on real estate (net of allowance for credit losses of $31,029 as of 2020 and $9,179 as of 2019)	4,165,489	3,448,793
Derivative instruments	1,310,954	1,355,989
Other investments	590,078	492,301
Total investments	53,605,414	56,877,573

Cash and cash equivalents	9,095,522	2,293,392
Coinsurance deposits (net of allowance for credit losses of $1,888 as of 2020 and $0 as of 2019)	4,844,927	5,115,013
Accrued investment income	398,082	472,826
Deferred policy acquisition costs	2,045,812	2,923,454
Deferred sales inducements	1,328,857	1,966,723
Income taxes recoverable	862	—
Other assets	70,198	47,571
Total assets	$71,389,674	$69,696,552

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$61,768,246	$61,893,945
Other policy funds and contract claims	240,904	256,105
Notes payable	495,668	495,116
Subordinated debentures	78,112	157,265
Deferred income taxes	564,003	177,897
Income taxes payable	—	429
Other liabilities	1,668,025	2,145,676
Total liabilities	64,814,958	65,126,433

Stockholders' equity:
Preferred stock, Series A; par value $1 per share; $400,000 aggregate liquidation preference; 20,000 shares authorized; issued and outstanding: 2020 - 16,000 shares; 2019 - 16,000 shares	16	16
Preferred stock, Series B; par value $1 per share; $300,000 aggregate liquidation preference; 12,000 shares authorized; issued and outstanding: 2020 - 12,000 shares; 2019 - no shares	12	—
Common stock; par value $1 per share; 200,000,000 shares authorized; issued and outstanding: 2020 - 95,720,622 shares (excluding 6,516,525 treasury shares); 2019 - 91,107,555 shares (excluding 1,344,193 treasury shares)	95,721	91,107
Additional paid-in capital	1,681,127	1,212,311
Accumulated other comprehensive income	2,429,285	1,497,921
Retained earnings	2,368,555	1,768,764
Total stockholders' equity	6,574,716	4,570,119
Total liabilities and stockholders' equity	$71,389,674	$69,696,552
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Premiums and other considerations	$39,382	$23,534	$26,480
Annuity product charges	251,227	240,035	224,488
Net investment income	2,182,078	2,307,635	2,147,812
Change in fair value of derivatives	34,666	906,906	(777,848)
Net realized gains (losses) on investments	(80,680)	6,962	(37,178)
Other than temporary impairment (OTTI) losses on investments:
Total OTTI losses	—	(18,511)	(35,005)
Portion of OTTI losses recognized from other comprehensive income	—	(215)	(1,651)
Net OTTI losses recognized in operations	—	(18,726)	(36,656)
Loss on extinguishment of debt	(2,024)	(2,001)	—
Total revenues	2,424,649	3,464,345	1,547,098

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	49,742	35,418	39,530
Interest sensitive and index product benefits	1,543,270	1,287,576	1,610,835
Amortization of deferred sales inducements	438,164	88,585	222,201
Change in fair value of embedded derivatives	(1,286,787)	1,454,042	(1,389,491)
Interest expense on notes payable	25,552	25,525	25,498
Interest expense on subordinated debentures	5,557	15,764	15,491
Amortization of deferred policy acquisition costs	649,554	87,717	327,991
Other operating costs and expenses	183,636	154,153	129,301
Total benefits and expenses	1,608,688	3,148,780	981,356
Income before income taxes	815,961	315,565	565,742
Income tax expense	144,501	69,475	107,726
Net income	671,460	246,090	458,016
Less: Preferred stock dividends	33,515	—	—
Net income available to common stockholders	$637,945	$246,090	$458,016

Earnings per common share	$6.93	$2.70	$5.07
Earnings per common share - assuming dilution	$6.90	$2.68	$5.01

Weighted average common shares outstanding (in thousands):
Earnings per common share	92,055	91,139	90,348
Earnings per common share - assuming dilution	92,392	91,782	91,423
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$671,460	$246,090	$458,016
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	1,162,252	1,954,044	(1,129,213)
Noncredit component of OTTI losses (1)	—	103	775
Reclassification of unrealized investment gains/losses to net income (1)	16,690	8,323	(16,606)
Other comprehensive income (loss) before income tax	1,178,942	1,962,470	(1,145,044)
Income tax effect related to other comprehensive income (loss)	(247,578)	(412,117)	240,459
Other comprehensive income (loss)	931,364	1,550,353	(904,585)
Comprehensive income (loss)	$1,602,824	$1,796,443	$(446,569)
(1)Net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs.
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2017	$—	$89,331	$791,446	$724,599	$1,244,781	$2,850,157
Net income for the year	—	—	—	—	458,016	458,016
Other comprehensive loss	—	—	—	(904,585)	—	(904,585)
Implementation of accounting standard related to the reclassification of certain tax effects	—	—	—	127,554	(127,554)	—
Share-based compensation	—	—	11,097	—	—	11,097
Issuance of common stock	—	1,038	8,643	—	—	9,681
Dividends on common stock ($0.28 per share)	—	—	—	—	(25,265)	(25,265)
Balance at December 31, 2018	—	90,369	811,186	(52,432)	1,549,978	2,399,101
Net income for the year	—	—	—	—	246,090	246,090
Other comprehensive income	—	—	—	1,550,353	—	1,550,353
Issuance of preferred stock	16	—	388,877	—	—	388,893
Share-based compensation	—	—	11,295	—	—	11,295
Issuance of common stock	—	738	953	—	—	1,691
Dividends on common stock ($0.30 per share)	—	—	—	—	(27,304)	(27,304)
Balance at December 31, 2019	16	91,107	1,212,311	1,497,921	1,768,764	4,570,119
Net income for the year	—	—	—	—	671,460	671,460
Other comprehensive income	—	—	—	931,364	—	931,364
Issuance of preferred stock	12	—	290,248	—	—	290,260
Share-based compensation	—	—	10,215	—	—	10,215
Issuance of common stock	—	10,053	328,008	—	—	338,061
Treasury stock acquired, common	—	(5,439)	(159,655)	—	—	(165,094)
Cumulative effect of change in accounting principle	—	—	—	—	(9,295)	(9,295)
Dividends on preferred stock	—	—	—	—	(33,515)	(33,515)
Dividends on common stock ($0.32 per share)	—	—	—	—	(28,859)	(28,859)
Balance at December 31, 2020	$28	$95,721	$1,681,127	$2,429,285	$2,368,555	$6,574,716
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$671,460	$246,090	$458,016
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	1,543,270	1,287,576	1,610,835
Amortization of deferred sales inducements	438,164	88,585	222,201
Annuity product charges	(251,227)	(240,035)	(224,488)
Change in fair value of embedded derivatives	(1,286,787)	1,454,042	(1,389,491)
Change in traditional life and accident and health insurance reserves	8,694	(3,546)	(163)
Policy acquisition costs deferred	(255,154)	(422,516)	(388,222)
Amortization of deferred policy acquisition costs	649,554	87,717	327,991
Provision for depreciation and other amortization	5,199	4,068	3,474
Amortization of discounts and premiums on investments	57,437	25,846	19,204
Loss on extinguishment of debt	2,024	2,001	—
Realized gains/losses on investments	80,680	11,764	73,834
Change in fair value of derivatives	(34,668)	(906,201)	777,575
Distributions from equity method investments	1,968	2,753	1,270
Deferred income taxes	141,071	56,947	(12,563)
Share-based compensation	10,215	11,295	11,097
Change in accrued investment income	74,744	(4,097)	(39,721)
Change in income taxes recoverable/payable	(1,291)	26,966	(60,822)
Change in other assets	(849)	(5,607)	(844)
Change in other policy funds and contract claims	(21,865)	(21,971)	(19,029)
Change in collateral held for derivatives	(72,413)	1,190,656	(1,296,629)
Change in collateral held for securities lending	(495,039)	495,101	—
Change in other liabilities	38,995	(28,607)	(17,318)
Other	804	(7,425)	(13,022)
Net cash provided by operating activities	1,304,986	3,351,402	43,185

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	8,291,316	3,266,821	3,870,415
Mortgage loans on real estate	378,812	294,356	298,100
Derivative instruments	860,520	657,885	1,446,948
Other investments	4,324	472,549	358,372
Acquisitions of investments:
Fixed maturity securities - available for sale	(2,429,114)	(5,509,314)	(6,852,481)
Mortgage loans on real estate	(1,121,756)	(799,037)	(575,367)
Derivative instruments	(730,333)	(823,077)	(864,717)
Other investments	(105,925)	(611,047)	(85,318)
Purchases of property, furniture and equipment	(13,240)	(4,022)	(4,283)
Net cash provided by (used in) investing activities	5,134,604	(3,054,886)	(2,408,331)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Financing activities
Receipts credited to annuity policyholder account balances	$3,648,936	$4,951,211	$4,381,150
Coinsurance deposits	430,644	91,238	(23,838)
Return of annuity policyholder account balances	(4,040,054)	(3,584,960)	(3,159,700)
Repayment of subordinated debentures	(81,450)	(88,160)	—
Net proceeds from (repayments of) amounts due under repurchase agreements	—	(109,298)	109,298
Proceeds from issuance of common stock	338,061	1,691	9,681
Acquisition of treasury stock	(165,094)	—	—
Proceeds from issuance of preferred stock, net	290,260	388,893	—
Change in checks in excess of cash balance	3,611	29,169	(15,829)
Dividends paid on common stock	(28,859)	(27,304)	(25,265)
Dividends paid on preferred stock	(33,515)	—	—
Net cash provided by financing activities	362,540	1,652,480	1,275,497
Increase (decrease) in cash and cash equivalents	6,802,130	1,948,996	(1,089,649)
Cash and cash equivalents at beginning of year	2,293,392	344,396	1,434,045
Cash and cash equivalents at end of year	$9,095,522	$2,293,392	$344,396

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$31,427	$42,879	$39,575
Income taxes	4,842	28,413	181,202
Non-cash operating activity:
Deferral of sales inducements	93,610	177,941	179,465
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Significant Accounting Policies
Nature of Operations
American Equity Investment Life Holding Company ("we", "us", "our" or "parent company"), through its wholly-owned subsidiaries, American Equity Investment Life Insurance Company ("American Equity Life"), American Equity Investment Life Insurance Company of New York ("American Equity Life of New York") and Eagle Life Insurance Company ("Eagle Life"), is licensed to sell insurance products in 50 states and the District of Columbia at December 31, 2020. We operate solely in the insurance business.
We market fixed index and fixed rate annuities. Annuity deposits (net of coinsurance) collected in 2020, 2019 and 2018, by product type were as follows:

	Year Ended December 31,
Product Type	2020	2019	2018
	(Dollars in thousands)
Fixed index annuities	$2,309,580	$4,603,490	$3,898,366
Annual reset fixed rate annuities	7,846	10,665	46,744
Multi-year fixed rate annuities	1,295,843	47,016	22,818
Single premium immediate annuities (SPIA)	33,461	12,002	23,813
	$3,646,730	$4,673,173	$3,991,741
Agents contracted with us through two national marketing organizations accounted for more than 10% of annuity deposits we collected during 2020 representing 17% and 10%, individually, of the annuity deposits collected. Agents contracted with us through two national marketing organization accounted for more than 10% of annuity deposits we collected during 2019 representing 24% and 14%, individually, of the annuity deposits collected. Agents contracted with us through two national marketing organization accounted for more than 10% of annuity deposits we collected during 2018 representing 20% and 14%, individually, of the annuity deposits collected.
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
Estimates and Assumptions
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are utilized in the calculation of deferred policy acquisition costs, deferred sales inducements, policy benefit reserves, including the liability for lifetime income benefit riders and the fair value of embedded derivatives in fixed index annuity contracts, valuation of derivatives, valuation of investments, allowances for credit losses on available-for-sale fixed maturity securities, allowances for loan losses on mortgage loans and valuation allowances on deferred tax assets. A description of each critical estimate is incorporated within the discussion of the related accounting policies which follow. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized.
Investments
Fixed maturity securities (bonds maturing more than one year after issuance) that may be sold prior to maturity are classified as available for sale. Available for sale securities are reported at fair value and unrealized gains and losses, if any, on these securities are included directly in a separate component of stockholders' equity, net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements. Fair values, as reported herein, of fixed maturity securities are based on quoted market prices in active markets when available, or for those fixed maturity securities not actively traded, yield data and other factors relating to instruments or securities with similar characteristics are used. See Note 2 - Fair Value of Financial Instruments for more information on the determination of fair value. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on residential and commercial mortgage backed securities incorporate prepayment assumptions to estimate the securities' expected lives. Interest income is recognized as earned.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Beginning in 2020, available-for-sale fixed maturity securities are subject to an allowance for credit loss and changes in the allowance are reported in net income as a component of net realized gains (losses) on investments. Prior to 2020, the amortized cost of available-for-sale fixed maturity securities was adjusted for declines in value that were other than temporary and impairments in value deemed to be other than temporary were reported as other than temporary impairment losses on investments. See Note 3 - Investments for further discussion of the allowance for credit losses on available for sale fixed maturity securities and other than temporary impairment losses.
Mortgage loans on real estate are reported at cost adjusted for amortization of premiums and accrual of discounts and net of valuation allowances. Interest income is recorded when earned; however, interest ceases to accrue for loans on which interest is more than 90 days past due based upon contractual terms and/or when the collection of interest is not considered probable. Interest income on impaired loans is recorded on a cash basis. Any changes in the loan valuation allowances are reported in net realized gains (losses) on investments. See Note 4 - Mortgage Loans on Real Estate for further discussion of the valuation allowance on the mortgage loan portfolios.
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
Derivative Instruments
Our derivative instruments include call options used to fund fixed index annuity credits. Prior to the redemption of our floating rate subordinated debentures in 2019 and 2020, our derivative instruments also included an interest rate swap and interest rate caps which were used to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures. All of our derivative instruments are recognized in the balance sheet at fair value and changes in fair value are recognized immediately in operations. See Note 5 - Derivative Instruments for more information on derivative instruments.
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
Securities Lending
The Company participates in a securities lending program whereby we loan certain securities to other institutions, through a lending agent, for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Borrowers post cash collateral in an amount equal to or greater than 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in short-term liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. During 2020, the Company decided to wind down its securities lending program. As of December 31, 2020 and 2019, the fair value of loaned securities was $0.1 million and $477.5 million, respectively, and is included in Fixed maturity securities, available for sale, at fair value in the consolidated balance sheets. As of December 31, 2020 and 2019, collateral retained by the lending agent and invested in liquid assets on our behalf was $0.1 million and $495.1 million, respectively, and is recorded in Cash and cash equivalents in the consolidated balance sheets. As of December 31, 2020 and 2019, liabilities to return collateral of $0.1 million and $495.1 million, respectively, are included in Other liabilities in the consolidated balance sheets.
Deferred Policy Acquisition Costs and Deferred Sales Inducements
For annuity products, these costs are being amortized in proportion to actual and expected gross profits. Actual and expected gross profits include the the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholders, or the "investment spread"; and to a lesser extent, product charges and fees net of expected excess payments for lifetime income benefit riders and certain policy expenses. Actual and expected gross profits for fixed index annuities also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. Current period amortization is adjusted retrospectively through an unlocking process when estimates of actual and expected gross profits (including the impact of net realized gains (losses) on investments) to be realized from a group of products are revised. Deferred policy acquisition costs and deferred sales inducements are also adjusted for the change in amortization that would have occurred if available for sale fixed maturity securities had been sold at their aggregate fair value at the end of the reporting period and the proceeds reinvested at current yields. The impact of this adjustment is included in accumulated other comprehensive income (loss) within consolidated stockholders' equity, net of applicable taxes. See Note 6 - Deferred

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Policy Acquisition Costs, Deferred Sales Inducements and Liability for Lifetime Income Benefit Riders for more information on deferred policy acquisition costs and deferred sales inducements.
Policy Benefit Reserves
Policy benefit reserves for fixed index annuities with returns linked to the performance of a specified market index are equal to the sum of the fair value of the embedded derivatives and the host (or guaranteed) component of the contracts. The host value is established at inception of the contract and accreted over the policy's life at a constant rate of interest. Future policy benefit reserves for fixed index annuities earning a fixed rate of interest and other deferred annuity products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. For the years ended December 31, 2020, 2019 and 2018, interest crediting rates for these products ranged from 1.45% to 2.60%.
The liability for lifetime income benefit riders is based on the actual and present value of expected benefit payments to be paid in excess of projected policy values recognizing the excess over the expected lives of the underlying policies based on the actual and present value of expected assessments including investment spreads, product charges and fees. The inputs used in the calculation of the liability for lifetime income benefit riders include actual policy values, actual income account values, actual payout factors, actual roll-up rates and our best estimate assumptions for future policy growth, expected utilization of lifetime income benefit riders, which includes the ages at which policyholders are expected to elect to begin to receive lifetime income benefit payments and the percentage of policyholders who elect to receive lifetime income benefit payments, the type of income benefit payments selected upon election and future assumptions for lapse, partial withdrawal and mortality rates. See Note 6 - Deferred Policy Acquisition Costs, Deferred Sales Inducements and Liability for Lifetime Income Benefit Riders for more information on lifetime income benefit rider reserves.
Policy benefit reserves are not reduced for amounts ceded under coinsurance agreements which are reported as coinsurance deposits on our consolidated balance sheets. See Note 7 - Reinsurance and Policy Provisions for more information on reinsurance.
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
All insurance-related revenues, including the change in the fair value of derivatives for call options related to the business ceded under coinsurance agreements (see Note 7 - Reinsurance and Policy Provisions), benefits, losses and expenses are reported net of reinsurance ceded.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") that requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU affects accounting and disclosure more dramatically for lessees as accounting and disclosure for lessors is mainly unchanged. We adopted this ASU on January 1, 2019. The adoption of this ASU resulted in the recognition of a lease asset and lease liability of $6.0 million, respectively, on our consolidated balance sheet at December 31, 2019.
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
In June 2016, the FASB issued an ASU that significantly changed the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model that requires these assets be presented at the net amount expected to be collected. In addition, credit losses on available for sale fixed maturity securities will be recorded through an allowance account subsequent to the adoption of this ASU.  We adopted this ASU on January 1, 2020. The adoption of this ASU resulted in an increase in our mortgage loan allowance for credit losses of $8.6 million and the recognition of an allowance for credit losses on our reinsurance recoverable/coinsurance deposits balances of $3.2 million on the date of adoption. Retained earnings was decreased by $9.3 million, which reflects the net of tax impact of the increase in the mortgage loan allowance for credit losses and the recognition of an allowance for credit losses on our reinsurance recoverable/coinsurance deposits balances on the date of adoption.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	December 31,
	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities, available for sale	$47,538,893	$47,538,893	$51,580,490	$51,580,490
Mortgage loans on real estate	4,165,489	4,327,885	3,448,793	3,536,446
Derivative instruments	1,310,954	1,310,954	1,355,989	1,355,989
Other investments	590,078	590,078	492,301	492,301
Cash and cash equivalents	9,095,522	9,095,522	2,293,392	2,293,392
Coinsurance deposits	4,844,927	4,411,051	5,115,013	4,635,926
Interest rate caps	—	—	6	6

Liabilities
Policy benefit reserves	61,406,599	52,928,174	61,540,992	51,800,247
Single premium immediate annuity (SPIA) benefit reserves	240,226	247,679	255,698	263,773
Notes payable	495,668	567,345	495,116	541,520
Subordinated debentures	78,112	87,951	157,265	168,357
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2020 and 2019 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2020
Assets
Fixed maturity securities, available for sale:
United States Government full faith and credit	$39,771	$33,940	$5,831	$—
United States Government sponsored agencies	1,039,551	—	1,039,551	—
United States municipalities, states and territories	3,776,131	—	3,776,131	—
Foreign government obligations	202,706	—	202,706	—
Corporate securities	31,156,827	8	31,156,819	—
Residential mortgage backed securities	1,512,831	—	1,512,831	—
Commercial mortgage backed securities	4,261,227	—	4,261,227	—
Other asset backed securities	5,549,849	—	5,549,849	—
Derivative instruments	1,310,954	—	1,310,954	—
Cash and cash equivalents	9,095,522	9,095,522	—	—
	$57,945,369	$9,129,470	$48,815,899	$—
Liabilities
Fixed index annuities - embedded derivatives	$7,938,281	$—	$—	$7,938,281

December 31, 2019
Assets
Fixed maturity securities, available for sale:
United States Government full faith and credit	$161,765	$155,945	$5,820	$—
United States Government sponsored agencies	625,020	—	625,020	—
United States municipalities, states and territories	4,527,671	—	4,527,671	—
Foreign government obligations	205,096	—	205,096	—
Corporate securities	32,536,839	4	32,536,835	—
Residential mortgage backed securities	1,575,664	—	1,575,664	—
Commercial mortgage backed securities	5,786,279	—	5,786,279	—
Other asset backed securities	6,162,156	—	6,162,156	—
Derivative instruments	1,355,989	—	1,355,989	—
Cash and cash equivalents	2,293,392	2,293,392	—	—
Interest rate caps	6	—	6	—
	$55,229,877	$2,449,341	$52,780,536	$—
Liabilities
Fixed index annuities - embedded derivatives	$9,624,395	$—	$—	$9,624,395

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparison of the prices to a secondary pricing source, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of December 31, 2020 and 2019.
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
Interest rate caps
The fair values of our interest rate caps were obtained from third parties and were determined by discounting expected future cash flows using a projected London Interbank Offered Rate ("LIBOR") for the term of the caps.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of December 31, 2020 and 2019, we utilized an estimate of 2.10% and 2.90%, respectively, for the expected cost of annual call options, which are based on estimated long-term account value growth and a historical review of our actual option costs. The decrease in the expected cost of annual call options was due to an update in our estimated long-term account value growth as a result of current economic conditions and the low interest rate environment.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our best estimate assumptions for lapse, partial withdrawal and mortality rates are based on our actual experience and our outlook as to future expectations for such assumptions. These assumptions, which are consistent with the assumptions used in calculating deferred policy acquisition costs and deferred sales inducements, are reviewed on a quarterly basis and are updated as our experience develops and/or as future expectations change. The following table presents average lapse rate and partial withdrawal rate assumptions, by contract duration, used in estimating the fair value of the embedded derivative component of our fixed index annuity policy benefit reserves at each reporting date:

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
1 - 5	1.22%	0.90%	2.63%	3.33%
6 - 10	1.50%	1.29%	3.14%	3.84%
11 - 15	5.66%	3.31%	3.58%	4.12%
16 - 20	7.08%	8.52%	3.79%	4.18%
20+	7.36%	7.10%	3.63%	4.12%
Lapse rates are generally expected to increase as surrender charge percentages decrease. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends. We review assumptions quarterly and as a result of this review during 2020, for certain annuity products without a lifetime income benefit rider, lapse rate and partial withdrawal assumptions were increased while for certain annuity products with a lifetime income benefit rider, lapse rate and partial withdrawal assumptions were decreased.
The following table provides a reconciliation of the beginning and ending balances for our Level 3 liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$9,624,395	$8,165,405
Premiums less benefits	235,971	896,688
Change in fair value, net	(1,922,085)	562,302
Ending balance	$7,938,281	$9,624,395
The fair value of our fixed index annuities embedded derivatives is net of coinsurance ceded of $655.3 million and $644.6 million as of December 31, 2020 and 2019, respectively. Change in fair value, net for each period in our embedded derivatives is included in change in fair value of embedded derivatives in the consolidated statements of operations.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rates reflect our nonperformance risk. If the discount rates used to discount the excess projected contract values at December 31, 2020, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $614.1 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $258.3 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rates used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $639.0 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $278.3 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.
We review these assumptions quarterly and as a result of these reviews, we made updates to assumptions in 2020, 2019 and 2018. In addition, we implemented an enhanced actuarial valuation system during 2019, and as a result, our 2019 assumption updates include model refinements resulting from the implementation.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The most significant assumption update to the calculation of the fair value of the embedded derivative component of our fixed index annuity policy benefit reserves in 2020 was a decrease in the crediting rate/option budget to 2.10% from 2.90% as a result of a revised estimate of the cost of options. This assumption change resulted in a decrease in the fair value of the embedded derivative component of our fixed index annuity policy benefit reserves due to a reduction in the projected policy contract values over the expected lives of the contracts. During 2020, we revised the derivation of the discount rate used in calculating the fair value of embedded derivatives which increased the discount rate and resulted in a decrease in the change in fair value of embedded derivatives. The net impact of the updates to lapse and partial withdrawal assumptions noted above resulted in an increase in the embedded derivative component of our fixed index annuity policy benefit reserves as more funds ultimately qualify for excess benefits.
The most significant assumption updates to the calculation of the fair value of the embedded derivative component of our fixed index annuity policy benefit reserves in 2019 were to decrease lapse rate assumptions. We had credible lapse and utilization data based upon a comprehensive experience study spanning over 10 years on our products with lifetime income benefit riders and have experienced lapse rates that are lower than previously estimated. The impact of the lapse rate assumption changes was partially offset by a decrease in the option budget from 3.10% to 2.90% as a result of a revised estimate of the cost of options over the 20 year mean reversion period.
The most significant revisions to the calculation of the fair value of embedded derivative component of our fixed index annuity policy benefit reserves in 2018 were to decrease lapse rate assumptions.
3.     Investments
At December 31, 2020 and 2019, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (2)	Allowance for Credit Losses	Fair Value
	(Dollars in thousands)
December 31, 2020
Fixed maturity securities, available for sale:
United States Government full faith and credit	$37,471	$2,300	$—	$—	$39,771
United States Government sponsored agencies	995,465	44,132	(46)	—	1,039,551
United States municipalities, states and territories	3,236,767	543,252	(1,044)	(2,844)	3,776,131
Foreign government obligations	177,062	25,644	—	—	202,706
Corporate securities	26,745,196	4,507,716	(35,892)	(60,193)	31,156,827
Residential mortgage backed securities	1,399,956	117,135	(2,526)	(1,734)	1,512,831
Commercial mortgage backed securities	4,119,650	206,255	(64,678)	—	4,261,227
Other asset backed securities	5,593,169	103,320	(146,640)	—	5,549,849
	$42,304,736	$5,549,754	$(250,826)	$(64,771)	$47,538,893

December 31, 2019
Fixed maturity securities, available for sale:
United States Government full faith and credit	$161,492	$369	$(96)	$—	$161,765
United States Government sponsored agencies	601,672	28,133	(4,785)	—	625,020
United States municipalities, states and territories	4,147,343	388,578	(8,250)	—	4,527,671
Foreign government obligations	186,993	18,103	—	—	205,096
Corporate securities	29,822,172	2,796,926	(82,259)	—	32,536,839
Residential mortgage backed securities	1,477,738	101,617	(3,691)	—	1,575,664
Commercial mortgage backed securities	5,591,167	208,895	(13,783)	—	5,786,279
Other asset backed securities	6,250,369	90,978	(179,191)	—	6,162,156
	$48,238,946	$3,633,599	$(292,055)	$—	$51,580,490
(1) Amortized cost excludes accrued interest receivable of $377.5 million as of December 31, 2020.
(2) Gross unrealized losses are net of allowance for credit losses.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and fair value of fixed maturity securities at December 31, 2020, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$496,563	$505,387
Due after one year through five years	7,229,621	7,718,178
Due after five years through ten years	8,167,106	9,166,066
Due after ten years through twenty years	9,254,579	11,396,733
Due after twenty years	6,044,092	7,428,622
	31,191,961	36,214,986
Residential mortgage backed securities	1,399,956	1,512,831
Commercial mortgage backed securities	4,119,650	4,261,227
Other asset backed securities	5,593,169	5,549,849
	$42,304,736	$47,538,893
Net unrealized gains on available for sale fixed maturity securities reported as a separate component of stockholders' equity were comprised of the following:

	December 31,
	2020	2019
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities	$5,297,040	$3,341,544
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements	(2,250,520)	(1,473,966)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	(639,769)	(392,191)
Net unrealized gains reported as accumulated other comprehensive income	$2,429,285	$1,497,921
The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO's"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 97% and 98% of our fixed maturity portfolio rated investment grade at December 31, 2020 and 2019, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	December 31,
	2020		2019
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$23,330,149	$26,564,542	$27,781,525	$30,122,657
2	17,312,485	19,377,013	19,278,355	20,316,911
3	1,292,124	1,299,455	1,001,087	977,191
4	282,049	256,651	114,497	112,534
5	29,396	16,288	57,952	45,205
6	58,533	24,944	5,530	5,992
	$42,304,736	$47,538,893	$48,238,946	$51,580,490

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 843 and 1,033 securities, respectively) have been in a continuous unrealized loss position, at December 31, 2020 and 2019:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(Dollars in thousands)
December 31, 2020
Fixed maturity securities, available for sale:
United States Government sponsored agencies	$250,475	$(46)	$—	$—	$250,475	$(46)
United States municipalities, states and territories	31,802	(3,887)	868	(1)	32,670	(3,888)
Corporate securities:
Finance, insurance and real estate	109,789	(1,733)	—	—	109,789	(1,733)
Manufacturing, construction and mining	—	—	19,335	(1,384)	19,335	(1,384)
Utilities and related sectors	310,823	(27,509)	35,408	(3,628)	346,231	(31,137)
Wholesale/retail trade	65,567	(4,344)	16,000	(26)	81,567	(4,370)
Services, media and other	120,098	(11,564)	83,890	(45,897)	203,988	(57,461)
Residential mortgage backed securities	156,016	(2,384)	13,599	(1,876)	169,615	(4,260)
Commercial mortgage backed securities	934,593	(54,834)	35,153	(9,844)	969,746	(64,678)
Other asset backed securities	1,013,781	(16,607)	2,567,723	(130,033)	3,581,504	(146,640)
	$2,992,944	$(122,908)	$2,771,976	$(192,689)	$5,764,920	$(315,597)

December 31, 2019
Fixed maturity securities, available for sale:
United States Government full faith and credit	$144,582	$(96)	$—	$—	$144,582	$(96)
United States Government sponsored agencies	168,732	(1,229)	201,444	(3,556)	370,176	(4,785)
United States municipalities, states and territories	285,481	(8,173)	3,081	(77)	288,562	(8,250)
Corporate securities:
Finance, insurance and real estate	267,521	(4,785)	121,993	(4,744)	389,514	(9,529)
Manufacturing, construction and mining	161,633	(6,039)	44,606	(3,951)	206,239	(9,990)
Utilities and related sectors	334,635	(7,730)	51,269	(3,482)	385,904	(11,212)
Wholesale/retail trade	54,289	(1,751)	129,364	(9,411)	183,653	(11,162)
Services, media and other	275,135	(6,135)	316,086	(34,231)	591,221	(40,366)
Residential mortgage backed securities	212,404	(2,686)	11,332	(1,005)	223,736	(3,691)
Commercial mortgage backed securities	602,394	(9,366)	194,328	(4,417)	796,722	(13,783)
Other asset backed securities	752,413	(11,709)	3,375,016	(167,482)	4,127,429	(179,191)
	$3,259,219	$(59,699)	$4,448,519	$(232,356)	$7,707,738	$(292,055)
(1) Unrealized losses have not been reduced to reflect the allowance for credit losses of $64.8 million as of December 31, 2020.
The unrealized losses at December 31, 2020 are principally related to the impacts the COVID-19 pandemic had on credit markets. In addition, certain unrealized losses at December 31, 2020 are related to the timing of the purchases of certain securities, which carry less yield than those currently available. Approximately 75% and 79% of the unrealized losses on fixed maturity securities shown in the above table for December 31, 2020 and 2019, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in net unrealized gains/losses on investments for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Fixed maturity securities held for investment carried at amortized cost	$—	$—	$581

Fixed maturity securities available for sale carried at fair value	$1,955,496	$3,549,007	$(2,463,693)

Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs and deferred sales inducements	(776,554)	(1,586,537)	1,318,649
Deferred income tax asset/liability	(247,578)	(412,117)	240,459
	(1,024,132)	(1,998,654)	1,559,108
Change in net unrealized gains/losses on investments carried at fair value	$931,364	$1,550,353	$(904,585)
Components of net investment income are as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Fixed maturity securities	$2,035,762	$2,171,768	$2,027,599
Equity securities	1,090	4,083	4,735
Mortgage loans on real estate	170,749	145,344	131,259
Cash and cash equivalents	4,871	5,164	2,320
Other	2,078	3,119	1,548
	2,214,550	2,329,478	2,167,461
Less investment expenses	(32,472)	(21,843)	(19,649)
Net investment income	$2,182,078	$2,307,635	$2,147,812
Proceeds from sales of available for sale fixed maturity securities for the years ended December 31, 2020, 2019 and 2018 were $5.4 billion, $1.0 billion and $2.5 billion, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the years ended December 31, 2020, 2019 and 2018 were $2.9 billion, $2.3 billion and $1.4 billion, respectively.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net realized gains (losses) on investments for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$305,170	$21,449	$12,245
Gross realized losses	(276,847)	(6,397)	(47,974)
Credit losses (1)	(94,560)	—	—
	(66,237)	15,052	(35,729)
Other investments:
Gross realized gains	—	7,296	—
Gross realized losses	—	(14,446)	—
	—	(7,150)	—

Mortgage loans on real estate:
Increase in allowance for credit losses	(15,447)	(940)	(3,165)
Recovery of specific allowance	712	—	1,592
Gain on sale of mortgage loans	292	—	124
	(14,443)	(940)	(1,449)
	$(80,680)	$6,962	$(37,178)
(1) Prior to adopting authoritative guidance effective January 1, 2020, credit losses on available for sale fixed maturity securities were classified as other than temporary impairments and reported in a separate line item in the Consolidated statements of operations. We recognized $18.7 million and $36.7 million, respectively, of other than temporary impairments during the years ended December 31, 2019 and 2018.
Realized losses on available for sale fixed maturity securities in 2020, 2019 and 2018 were realized primarily due to strategies to reposition the fixed maturity security portfolio that result in improved net investment income, credit risk or duration profiles as they pertain to our asset liability management. In addition, realized gains and losses on available for sale fixed maturity securities in 2020 were realized as a result of efforts to de-risk the portfolio. Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date.
The following table summarizes the carrying value of our investments that have been non-income producing for 12 consecutive months:

	December 31,
	2020	2019
	(Dollars in thousands)
Fixed maturity securities, available for sale	$5,766	$5,792
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
The following table provides a rollforward of the allowance for credit loss:

	Year Ended December 31, 2020
	United States Municipalities, States and Territories	Corporate Securities	Commercial Mortgage Backed Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance (1)	$—	$—	$—	$—	$—	$—
Additions for credit losses not previously recorded	2,844	60,193	29,241	1,734	548	94,560
Reduction for securities with credit losses due to intent to sell	—	—	(21,888)	—	(548)	(22,436)
Reduction for securities sold during the period	—	—	(7,353)	—	—	(7,353)
Ending balance	$2,844	$60,193	$—	$1,734	$—	$64,771
(1) The allowance for credit loss associated with available for sale fixed maturity securities was applied prospectively upon adoption of authoritative guidance effective January 1, 2020. See Note 1 - Significant Accounting Policies for further details.

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
The cumulative portion of other than temporary impairments determined to be credit losses which have been recognized in operations for debt securities are summarized as follows:

Year Ended December 31,
2019
(Dollars in thousands)
Cumulative credit loss at beginning of year	$(175,398)
Additions for the amount related to credit losses for which OTTI has not previously been recognized	(18,271)
Additional credit losses on securities for which OTTI has previously been recognized	(455)
Accumulated losses on securities that were disposed of during the period	24,422
Cumulative credit loss at end of year	$(169,702)
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
At December 31, 2020 and 2019, cash and invested assets of $53.5 billion and $51.6 billion, respectively, were on deposit with state agencies to meet regulatory requirements. There are no restrictions on these assets.
At December 31, 2020 and 2019, we had no investment in any person or its affiliates (other than bonds issued by agencies of the United States Government) that exceeded 10% of stockholders' equity.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Mortgage Loans on Real Estate
Our financing receivables consist of the following three portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our mortgage loan portfolios are summarized in the following table. There were commitments outstanding of $75.3 million at December 31, 2020.

	December 31,
	2020	2019
	(Dollars in thousands)
Commercial mortgage loans:
Principal outstanding	$3,580,154	$3,407,611
Deferred fees and costs, net	(1,266)	(899)
Amortized cost	3,578,888	3,406,712
Valuation allowance	(25,529)	(8,979)
Commercial mortgage loans, carrying value	3,553,359	3,397,733

Agricultural mortgage loans:
Principal outstanding	245,807	51,303
Deferred fees and costs, net	(634)	(43)
Amortized cost	245,173	51,260
Valuation allowance	(2,130)	(200)
Agricultural mortgage loans, carrying value	243,043	51,060

Residential mortgage loans:
Principal outstanding	366,320	—
Deferred fees and costs, net	925	—
Unamortized discounts and premiums, net	5,212	—
Amortized cost	372,457	—
Valuation allowance	(3,370)	—
Residential mortgage loans, carrying value	369,087	—
Mortgage loans, carrying value	$4,165,489	$3,448,793

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

	December 31,
	2020		2019
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$699,741	19.5%	$645,991	19.0%
Middle Atlantic	281,971	7.9%	284,597	8.4%
Mountain	391,025	10.9%	389,892	11.4%
New England	24,774	0.7%	9,152	0.3%
Pacific	659,743	18.4%	618,336	18.1%
South Atlantic	832,739	23.3%	751,199	22.0%
West North Central	266,050	7.4%	288,413	8.5%
West South Central	424,111	11.9%	420,031	12.3%
	$3,580,154	100.0%	$3,407,611	100.0%
Property type distribution
Office	$297,065	8.3%	$250,287	7.3%
Medical Office	20,584	0.6%	29,990	0.9%
Retail	1,187,484	33.2%	1,225,670	36.0%
Industrial/Warehouse	929,325	25.9%	896,558	26.3%
Apartment	939,084	26.2%	858,679	25.2%
Mixed Use/Other	206,612	5.8%	146,427	4.3%
	$3,580,154	100.0%	$3,407,611	100.0%
Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $245.8 million. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $366.3 million that have been purchased throughout 2020. These loans are collateralized by the related properties and diversified as to location within the United States.
Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Interest income is included in Net investment income on our consolidated statements of operations. Accrued interest receivable, which was $16.6 million as of December 31, 2020, is included in Accrued investment income on our consolidated balance sheets.
Loan Valuation Allowance
We establish a valuation allowance to provide for the risk of credit losses inherent in our mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost, which excludes accrued interest receivable. We do not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balances to net investment income in a timely manner. We did not charge off any uncollectible accrued interest receivable on our commercial, agricultural or residential mortgage loan portfolios for the year ended December 31, 2020.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The valuation allowances for agricultural and residential mortgage loans are estimated by deriving probability of default and recovery rate assumptions based on the characteristics of the loans in our portfolio, historical economic data and loss information, and current and forecasted economics conditions. Key loan characteristics impacting the estimate include delinquency status, time to maturity, original credit scores and loan-to-value ratios.
The following table represents a rollforward of the valuation allowance on our mortgage loan portfolios:

	Year Ended December 31, 2020
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance (1)	$(17,579)	$(200)	$—	$(17,779)
Charge-offs	1,485	—	—	1,485
Recoveries	712	—	—	712
Change in provision for credit losses	(10,147)	(1,930)	(3,370)	(15,447)
Ending allowance balance	$(25,529)	$(2,130)	$(3,370)	$(31,029)
(1) Upon adoption of authoritative guidance effective January 1, 2020, we updated our accounting policies and methodology for calculating the general loan loss allowance, resulting in an adjustment to our mortgage loan valuation allowance. See Note 1 - Significant Accounting Policies for further details.
Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of Other investments and the loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. Recoveries are situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance). We did not own any real estate during the years ended December 31, 2020 and 2019.
Credit Quality Indicators
We evaluate the credit quality of our commercial and agricultural mortgage loans by analyzing LTV and DSC ratios and loan performance. We evaluate the credit quality of our residential mortgage loans by analyzing loan performance.
LTV and DSC ratios for our commercial mortgage loans are originally calculated at the time of loan origination and are updated annually for each loan using information such as rent rolls, assessment of lease maturity dates and property operating statements, which are reviewed in the context of current leasing and in place rents compared to market leasing and market rents. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our commercial mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at December 31, 2020.
The amortized cost of our commercial mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at December 31, 2020 (by year of origination):

	2020		2019		2018		2017		2016		Prior		Total
As of December 31, 2020:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$364,574	63%	$442,370	66%	$399,193	62%	$316,738	57%	$359,321	54%	$715,706	47%	$2,597,902	57%
Greater than or equal to 1.2 and less than 1.5	161,779	66%	226,166	70%	124,267	72%	124,564	67%	52,513	62%	111,690	55%	800,979	66%
Greater than or equal to 1.0 and less than 1.2	17,638	82%	22,917	67%	2,769	71%	7,597	66%	—	—%	32,327	65%	83,248	69%
Less than 1.0	—	—%	64,131	58%	1,441	89%	10,156	80%	—	—%	21,031	60%	96,759	61%
Total	$543,991	65%	$755,584	67%	$527,670	64%	$459,055	60%	$411,834	55%	$880,754	49%	$3,578,888	59%

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LTV and DSC ratios for our agricultural mortgage loans are calculated at the time of loan origination and are evaluated annually for each loan using land value averages. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our agricultural mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at December 31, 2020.
The amortized cost of our agricultural mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at December 31, 2020 (by year of origination):

	2020		2019		2018		2017		2016		Prior		Total
As of December 31, 2020:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$78,631	52%	$13,985	47%	$25,000	11%	$—	—%	$—	—%	$—	—%	$117,616	43%
Greater than or equal to 1.2 and less than 1.5	101,879	44%	3,425	23%	—	—%	—	—%	—	—%	—	—%	105,304	44%
Greater than or equal to 1.0 and less than 1.2	4,213	37%	6,573	43%	—	—%	—	—%	—	—%	—	—%	10,786	41%
Less than 1.0	11,467	48%	—	—%	—	—%	—	—%	—	—%	—	—%	11,467	48%
Total	$196,190	47%	$23,983	42%	$25,000	11%	$—	—%	$—	—%	$—	—%	$245,173	43%
We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Aging of financing receivables is summarized in the following table (by year of origination):

	2020	2019	2018	2017	2016	Prior	Total
As of December 31, 2020:	(Dollars in thousands)
Commercial mortgage loans
Current	$543,991	$755,584	$527,670	$459,055	$411,834	$880,754	$3,578,888
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$543,991	$755,584	$527,670	$459,055	$411,834	$880,754	$3,578,888

Agricultural mortgage loans
Current	$196,190	$23,983	$25,000	$—	$—	$—	$245,173
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total agricultural mortgage loans	$196,190	$23,983	$25,000	$—	$—	$—	$245,173

Residential mortgage loans
Current	$321,779	$24,951	$—	$—	$—	$—	$346,730
30 - 59 days past due	25,150	299	—	—	—	—	25,449
60 - 89 days past due	111	—	—	—	—	—	111
Over 90 days past due	167	—	—	—	—	—	167
Total residential mortgage loans	$347,207	$25,250	$—	$—	$—	$—	$372,457
As of December 31, 2019, none of our mortgage loans were 30 days or more past due.
Commercial, agricultural and residential mortgage loans are considered delinquent when they become 60 days or more past due. When loans become more than 90 days past due they are considered nonperforming and we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current, we will resume accruing interest income on that loan. There was one loan in non-accrual status at December 31, 2020. We recognized no interest income on loans in non-accrual status during the year ended December 31, 2020. There were no loans in non-accrual status at December 31, 2019. We recognized no interest income on loans in non-accrual status during the years ended December 31 2019, and 2018.
Collateral dependent loans consist of loans for which we will depend on the value of the collateral real estate to satisfy the outstanding principal of the loan. There were no collateral dependent commercial, agricultural or residential loans as of December 31, 2020 or December 31, 2019.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. There were no mortgage loans that we determined to be a TDR at December 31, 2020 and 2019, respectively.
5.     Derivative Instruments
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	December 31,
	2020	2019
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$1,310,954	$1,355,989
Other assets
Interest rate caps	—	6
	$1,310,954	$1,355,995
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives, net	$7,938,281	$9,624,395

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in fair value of derivatives included in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$34,604	$908,556	$(778,899)
Interest rate swap	—	(1,059)	869
Interest rate caps	62	(591)	182
	$34,666	$906,906	$(777,848)
Change in fair value of embedded derivatives:
Fixed index annuities - embedded derivatives	$(1,922,085)	$562,302	$(2,167,628)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	635,298	891,740	778,137
	$(1,286,787)	$1,454,042	$(1,389,491)
The amounts presented as "Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting" represents the total change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date, less the change in fair value of our fixed index annuities embedded derivatives that is presented as Level 3 liabilities in Note 2 - Fair Values of Financial Instruments.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			December 31,
			2020		2019
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa2	$2,835,420	$95,378	$2,680,543	$80,692
Barclays	A	A1	5,710,978	277,692	5,753,868	217,536
Canadian Imperial Bank of Commerce	A+	Aa2	6,593,815	279,053	4,110,525	154,917
Citibank, N.A.	A+	Aa3	3,118,979	96,757	4,075,544	109,046
Credit Suisse	A+	Aa3	4,422,798	78,823	4,526,414	116,659
J.P. Morgan	A+	Aa2	3,600,636	54,762	4,703,234	151,651
Morgan Stanley	A+	Aa3	2,856,466	62,969	1,886,995	41,253
Royal Bank of Canada	AA-	A2	1,289,699	32,753	2,565,202	101,511
Societe Generale	A	A1	1,494,904	34,394	3,280,286	139,101
Truist	A	A2	2,375,124	96,573	2,051,229	74,910
Wells Fargo	A+	Aa2	4,848,541	196,801	4,221,408	163,520
Exchange traded			214,819	4,999	191,948	5,193
			$39,362,179	$1,310,954	$40,047,196	$1,355,989
As of December 31, 2020 and 2019, we held $1.3 billion and $1.3 billion, respectively, of cash and cash equivalents and other investments from counterparties for derivative collateral, which is included in Other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $35.1 million and $25.2 million at December 31, 2020 and 2019, respectively.
The future index credits on our fixed index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. We must value both the call options and the related forward embedded options in the policies at fair value.
We entered into an interest rate swap and interest rate caps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures. See Note 10 - Subordinated Debentures for more information on our subordinated debentures. As of December 31, 2020, all of our floating rate subordinated debentures have been redeemed and the interest rate swap and interest rate caps have been terminated. The terms of the interest rate swap provided that we paid a fixed rate of interest and received a floating rate of interest. The terms of the interest rate caps limited the three month LIBOR to 2.50%. The interest rate swap and caps were not effective hedges under accounting guidance for derivative instruments and hedging activities. Therefore, we recorded the interest rate swap and caps at fair value and any net cash payments received or paid were included in the change in fair value of derivatives in the consolidated statements of operations.
6.     Deferred Policy Acquisition Costs, Deferred Sales Inducements and Liability for Lifetime Income Benefit Riders
Policy acquisition costs deferred and amortized are as follows:

	December 31,
	2020	2019	2018
	(Dollars in thousands)
Balance at beginning of year	$2,923,454	$3,535,838	$2,714,523
Costs deferred during the year:
Commissions	251,429	419,165	384,432
Policy issue costs	3,725	3,351	3,790
Amortization:
Amortization	(2,769)	(280,699)	(358,563)
Impact of unlocking	(646,785)	192,982	30,572
Effect of net unrealized gains/losses	(483,242)	(947,183)	761,084
Balance at end of year	$2,045,812	$2,923,454	$3,535,838

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sales inducements deferred and amortized are as follows:

	December 31,
	2020	2019	2018
	(Dollars in thousands)
Balance at beginning of year	$1,966,723	$2,516,721	$2,001,892
Costs deferred during the year	93,610	177,941	179,465
Amortization:
Amortization	(10,063)	(193,292)	(243,666)
Impact of unlocking	(428,101)	104,707	21,465
Effect of net unrealized gains/losses	(293,312)	(639,354)	557,565
Balance at end of year	$1,328,857	$1,966,723	$2,516,721
The following table presents a rollforward of the liability for lifetime income benefit riders (net of coinsurance ceded):

	December 31,
	2020	2019	2018
	(Dollars in thousands)
Balance at beginning of year	$1,303,451	$808,167	$704,441
Benefit expense accrual	311,211	179,901	157,333
Impact of unlocking	285,825	315,383	(53,607)
Claim payments	—	—	—
Balance at end of year	$1,900,487	$1,303,451	$808,167
We periodically update the key assumptions used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of realized investment gains and losses) to be realized from a group of products are revised. In addition, we periodically update the assumptions used in determining the liability for lifetime income benefit riders.
We review these assumptions quarterly and as a result of these reviews, we made updates to assumptions in 2020, 2019 and 2018. In addition, we implemented an enhanced actuarial valuation system during 2019, and as a result, our 2019 assumption updates include model refinements resulting from the implementation.
The most significant assumption updates made in 2020 were to investment spread assumptions, including the net investment earned rate and crediting rates on policies, as well as updates to lapse rate and partial withdrawal assumptions.
Due to the current economic and low interest rate environments, we updated our assumption for aggregate investment spread to 2.40% in the near-term increasing to 2.60% over an eight-year reversion period and our assumption for crediting/discount rate to 1.60% increasing to 2.10% over an eight-year reversion period. Prior to these assumption updates, our long-term assumption for aggregate investment spread was steady at 2.60%, with a near term crediting/discount rate of 1.90% increasing to 2.90% over a 20 year reversion period. The assumption update to decrease aggregate investment spread resulted in lower expected future gross profits as compared to previous estimates and a decrease in the balances of deferred policy acquisition costs and deferred sales inducements. The decrease in the crediting rate, which is used as the discount rate in the calculation of the liability for lifetime income benefit riders, resulted in an increase in the liability for lifetime income benefit riders.
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
The most significant assumption updates made during 2019 were to lapse and utilization assumptions. We had credible lapse and utilization data based upon a comprehensive experience study spanning over 10 years on our products with lifetime income benefit riders and have experienced lapse rates that are lower than previously estimated.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In addition, we updated our assumptions regarding future crediting/discount rates. We assumed a 3.80% U.S. Treasury rate with a 20 year mean revision period. Our assumption for aggregate investment spread was 2.60% which translated to an ultimate discount rate of 2.90%. While the aggregate spread of 2.60% did not change from prior estimates, our estimates of the profitability of individual cohorts changed with the use of an aggregate portfolio yield across all cohorts. This assumption update resulted in a change in the allocation of profitability by cohort, which caused a reduction in the deferred policy acquisition costs and deferred sales inducements assets and partially offset the increase in the deferred policy acquisition costs and deferred sales inducements assets from the change in lapse assumptions.
The most significant updates made during 2018 as a result of our quarterly reviews were account balance true-ups which were favorable to us due to stronger index credits than we assumed due to strong equity market performance and adjustments to generally decrease lapse rate assumptions to reflect better persistency experienced than assumed. The favorable impact of the account balance true-ups and lapse rate assumption changes was partially offset by updates to lower our future investment spread assumptions primarily due to an increase in the cost of money we had been experiencing.
The 2018 updates to the liability for lifetime income benefit riders were consistent with the updates used in the calculation of amortization of deferred policy acquisition costs and deferred sales inducements described above. The 2018 updates were primarily attributable to account balance true-ups and future investment spread assumptions. The impact of the account balance true-ups and future investment spread changes was partially offset by the lapse rate assumptions changes described above.
7.     Reinsurance and Policy Provisions
Coinsurance
We have two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), covering 70% of certain of American Equity Life's fixed index and fixed rate annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003, and 20% of those contracts issued from January 1, 2004 to July 31, 2004. The business reinsured under these agreements may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) were $428.0 million and $481.9 million at December 31, 2020 and 2019, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. The balance due under these agreements to EquiTrust was $9.7 million and $10.7 million at December 31, 2020 and 2019, respectively, and represents the fair value of call options held by us to fund index credits related to the ceded business net of cash due to or from EquiTrust related to monthly settlements of policy activity and other expenses.
We have three coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement ceded 20% of certain of American Equity Life's fixed index annuities issued from January 1, 2009 through March 31, 2010. The second agreement ceded 80% of American Equity Life's multi-year rate guaranteed annuities issued from July 1, 2009 through December 31, 2013 and 80% of Eagle Life's multi-year rate guaranteed annuities issued from November 20, 2013 through December 31, 2013. The third agreement cedes 80% of certain of American Equity Life's and Eagle Life's multi-year rate guaranteed annuities issued on or after January 1, 2014, 80% of Eagle Life's fixed index annuities issued prior to January 1, 2017, 50% of certain of Eagle Life's fixed index annuities issued from January 1, 2017 through December 31, 2018, 20% of certain of Eagle Life's fixed index annuities issued on or after January 1, 2019 and 80% of certain of American Equity Life's fixed index annuities issued from August 1, 2016 through December 31, 2016. The business reinsured under any of the Athene agreements may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to Athene under these agreements) were $4.4 billion and $4.6 billion at December 31, 2020 and 2019, respectively. American Equity Life is an intermediary for reinsurance of Eagle Life's business ceded to Athene. American Equity Life and Eagle Life remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured. The annuity deposits that have been ceded to Athene are secured by assets held in trusts and American Equity Life is the sole beneficiary of the trusts. The assets in the trusts are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the trust accounts would ever be less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in the trusts for the amount of any shortfall. The balance due under these agreements to Athene was $105.8 million and $100.2 million at December 31, 2020 and 2019, respectively, and represents the fair value of call options held by us to fund index credits related to the ceded business net of cash due from Athene related to monthly settlements of policy activity. Effective January 1, 2021, no new business is being ceded to Athene.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts ceded to EquiTrust and Athene under these agreements are as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Consolidated Statements of Operations
Annuity product charges	$7,021	$7,792	$7,074
Change in fair value of derivatives	43,080	97,195	(41,487)
	$50,101	$104,987	$(34,413)

Interest sensitive and index product benefits	$152,485	$132,127	$165,485
Change in fair value of embedded derivatives	4,352	109,002	(92,649)
Other operating costs and expenses	17,663	18,778	20,415
	$174,500	$259,907	$93,251
Consolidated Statements of Cash Flows
Annuity deposits	$(35,667)	$(290,040)	$(413,222)
Cash payments to policyholders	466,311	381,276	389,384
	$430,644	$91,236	$(23,838)
We calculate estimated losses on reinsurance recoverable balances by determining an expected loss ratio. The expected loss ratio is based on industry historical loss experience and expected recovery timing adjusted for certain current and forecasted environmental factors management believes to be relevant. Estimated losses related to our reinsurance recoverable balances were $1.9 million as of December 31, 2020.
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
The 2019 Hanover Agreement is a coinsurance funds withheld reinsurance agreement for statutory purposes covering 80% of lifetime income benefit rider payments in excess of policy fund values and waived surrender charges related to penalty free withdrawals on certain business. We may recapture the risks reinsured under this agreement without penalty as of the end of the accounting period in which every reinsured policy in the issue year cohort reaches its 12th anniversary date. We can elect to recapture the business by issue year cohort any time prior to the 12th anniversary date however we are subject to paying a make-whole payment to Hannover in the event of an early recapture. The agreement incentivizes us to recapture the business on or before the 12th anniversary of each issue year cohort.
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
The reserve credit recorded on a statutory basis by American Equity Life was $1.4 billion and $1.2 billion at December 31, 2020 and 2019, respectively. We pay a quarterly risk charge based on the pretax statutory benefit as of the end of each calendar quarter. Risk charges attributable to our agreements with Hannover were $44.7 million, $37.8 million, and $30.8 million during 2020, 2019 and 2018, respectively.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Income Taxes
We file consolidated federal income tax returns that include all of our wholly-owned subsidiaries. Our income tax expense as presented in the consolidated financial statements is summarized as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Consolidated statements of operations:
Current income taxes	$3,430	$12,528	$120,289
Deferred income taxes (benefits)	141,071	56,947	(12,563)
Total income tax expense included in consolidated statements of operations	144,501	69,475	107,726
Stockholders' equity:
Expense (benefit) relating to:
Adoption of expected credit loss model	(2,543)	—	—
Change in net unrealized investment losses	247,578	412,117	(240,459)
Total income tax expense (benefit) included in consolidated financial statements	$389,536	$481,592	$(132,733)
Income tax expense in the consolidated statements of operations differed from the amount computed at the applicable statutory federal income tax rates of 21% for the years ended December 31, 2020, 2019, and 2018 as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Income before income taxes	$815,961	$315,565	$565,742

Income tax expense on income before income taxes	$171,352	$66,269	$118,806
Tax effect of:
State income taxes	5,749	5,111	5,777
Tax exempt net investment income	(4,602)	(4,385)	(4,223)
Tax rate differential on net operating loss carryback	(30,041)	—	—
Worthless stock deduction	—	—	(7,448)
Other	2,043	2,480	(5,186)
Income tax expense	$144,501	$69,475	$107,726
Effective tax rate	17.7%	22.0%	19.0%
The effective tax rate for the year ended December 31, 2020 was positively impacted by $30.0 million related to the provision of the CARES ACT which allowed net operating losses for 2018 through 2020 to be carried back to previous tax years in which a 35% statutory tax rate was in effect.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income tax assets or liabilities are established for temporary differences between the financial reporting amounts and tax bases of assets and liabilities that will result in deductible or taxable amounts, respectively, in future years. The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2020 and 2019, are as follows:

	December 31,
	2020	2019
	(Dollars in thousands)
Deferred income tax assets:
Policy benefit reserves	$1,463,227	$1,733,672
Credit losses/Impairments	28,519	15,166
Amounts due reinsurer	—	8,784
Other policyholder funds	3,789	4,359
Deferred compensation	2,161	3,705
Share-based compensation	2,189	2,775
Net operating loss carryforwards	—	37,509
Other	3,569	14,677
Gross deferred tax assets	1,503,454	1,820,647
Deferred income tax liabilities:
Deferred policy acquisition costs and deferred sales inducements	(1,146,016)	(1,303,385)
Net unrealized gains on available for sale fixed maturity securities	(639,769)	(392,189)
Derivative instruments	(119,444)	(109,287)
Policy benefit reserves	(123,270)	(147,924)
Investment income items	(28,719)	(42,105)
Amounts due reinsurer	(5,636)	—
Other	(4,603)	(3,654)
Gross deferred tax liabilities	(2,067,457)	(1,998,544)
Net deferred income tax liability	$(564,003)	$(177,897)
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
Realization of our deferred income tax assets is more likely than not based on expectations as to our future taxable income and considering all other available evidence, both positive and negative. Therefore, no valuation allowance against deferred income tax assets has been established as of December 31, 2020 and 2019.
There were no material income tax contingencies requiring recognition in our consolidated financial statements as of December 31, 2020. We are no longer subject to income tax examinations by tax authorities for years 2016 and prior.
At December 31, 2020, we have no net operating loss carryforwards for federal income tax purposes.
9.     Notes Payable and Amounts Due Under Repurchase Agreements
Notes payable includes the following:

	December 31,
	2020	2019
	(Dollars in thousands)
Senior notes due 2027
Principal	$500,000	$500,000
Unamortized debt issue costs	(4,086)	(4,607)
Unamortized discount	(246)	(277)
	$495,668	$495,116

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On September 30, 2016, we entered into a credit agreement with six banks that provided for a $150 million unsecured revolving line of credit (the "Revolving Facility") that terminates on September 30, 2021 and a $100 million term loan that was scheduled to terminate on September 30, 2019 but was repaid on June 16, 2017 without penalty. We utilized the proceeds from the Term Loan to make a contribution to the capital and surplus of our subsidiary, American Equity Life. Any proceeds from the Revolving Facility will be used to finance our general corporate purposes. The interest rate for all borrowings under the credit agreement is floating at a rate based on our election that will be equal to the alternate base rate (as defined in the credit agreement) plus the applicable margin or the adjusted LIBOR rate (as defined in the credit agreement) plus the applicable margin. We also pay a commitment fee based on the available unused portion of the Revolving Facility. The applicable margin and commitment fee rate are based on our credit rating and can change throughout the period of the borrowings. Based upon our current credit rating, the applicable margin is 0.75% for alternate base rate borrowings and 1.75% for adjusted LIBOR rate borrowings, and the commitment fee is 0.275%. Under this agreement, we are required to maintain a minimum risk-based capital ratio at our subsidiary, American Equity Life, of 275%, a maximum ratio of adjusted debt to total adjusted capital of 0.35, and a minimum level of statutory surplus at American Equity Life equal to the sum of 1) 80% of statutory surplus at June 30, 2016, 2) 50% of the statutory net income for each fiscal quarter ending after June 30, 2016, and 3) 50% of all capital contributed to American Equity Life after June 30, 2016. The Revolving Facility contains an accordion feature that allows us, on up to three occasions and subject to credit availability, to increase the credit facility by an additional $50 million in the aggregate. We also have the ability to extend the maturity date of the Revolving Facility by an additional one year past the initial maturity date of September 30, 2021 with the consent of the extending banks. There are currently no guarantors of the Revolving Facility, but certain of our subsidiaries must guarantee our obligations under the credit agreement if such subsidiaries guarantee other material amounts of our debt.  No amounts were outstanding under the Revolving Facility at December 31, 2020 and 2019. As of December 31, 2020, $1,038.0 million is unrestricted and could be distributed to shareholders and still be in compliance with all covenants under this credit agreement.
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $14.3 million, $33.0 million and $51.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. The maximum amount borrowed during 2020, 2019 and 2018 was $186.4 million, $243.6 million and $544.1 million, respectively. The weighted average interest rate on amounts due under repurchase agreements was 1.73%, 2.99% and 1.90% for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Following is a summary of subordinated debt obligations to the trusts at December 31, 2020 and 2019:

	December 31,
	2020	2019	Interest Rate		Due Date
	(Dollars in thousands)
American Equity Capital Trust II	$78,112	$77,822	5%		June 1, 2047
American Equity Capital Trust III	—	27,840	*LIBOR +	3.90%	April 29, 2034
American Equity Capital Trust IV	—	12,372	*LIBOR +	4.00%	January 8, 2034
American Equity Capital Trust XII	—	41,238	*LIBOR +	3.50%	April 7, 2036
	78,112	159,272
Unamortized debt issue costs	—	(2,007)
	$78,112	$157,265
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
11.   Retirement and Share-based Compensation Plans
We have adopted a contributory defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all of our full-time employees subject to minimum eligibility requirements. Employees can contribute a percentage of their annual salary (up to a maximum annual contribution of $19,500 in 2020, $19,000 in 2019 and $18,500 in 2018) to the plan. We contribute an additional amount, subject to limitations, based on the voluntary contribution of the employee. Further, the plan provides for additional employer contributions based on the discretion of the Board of Directors. Plan contributions charged to expense were $2.4 million, $1.8 million and $1.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The following table summarizes compensation expense recognized for employees and directors as a result of share-based compensation:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
ESOP	$2,908	$2,547	$2,194
Employee Incentive Plans	7,855	6,559	5,434
Director Equity Plans	1,056	922	966
	$11,819	$10,028	$8,594
The principal purpose of the American Equity Investment Employee Stock Ownership Plan ("ESOP") is to provide each eligible employee with an equity interest in us. Employees become eligible once they have completed a minimum of six months of service. Employees become 100% vested after two years of service. Our contribution to the ESOP is determined by the Board of Directors.
During 2020, the 2016 Employee Incentive Plan ("2016 Plan") was amended and renamed the American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan ("Amended Plan"). The Amended Plan increased the number of shares of Common stock reserved for issuance by 3,000,000 shares to 5,500,000 shares of our Common stock which may be issued in the form of grants of options, stock appreciation rights, restricted stock awards and restricted stock units. In addition, the Amended Plan allows for awards to be granted to members of the Board of Directors of the Company.
At December 31, 2020, we had 3,485,509 shares of common stock available for future grant under the Amended Plan.
In 2016, we adopted the 2016 Plan which authorized the issuance of up to 2,500,000 shares of our Common stock in the form of grants of options, stock appreciation rights, restricted stock awards and restricted stock units. As the 2016 Plan was amended and replaced by the Amended Plan, at December 31, 2020, there were no shares of common stock available for future grant under the 2016 Plan.
We have a long-term performance incentive plan under which certain members of our senior management team are granted performance-based restricted stock units pursuant to the Amended Plan or the 2016 Plan. During 2020, 2019 and 2018, we granted 217,781, 152,678 and 105,617 restricted stock units under these plans, respectively. For the 2020, 2019 and 2018 grants, vesting is tied to threshold, target and maximum performance goals for the three year periods ending December 31, 2022, December 31, 2021 and December 31, 2020, respectively. Fifty percent of the restricted stock units will vest if we meet threshold goals, 100% of the restricted stock units will vest if we meet target performance goals and 150% of the restricted stock units will vest if we meet maximum performance goals. Compensation expense is recognized over the three year vesting period based on the likelihood of meeting threshold, target and maximum goals. Restricted stock units that ultimately vest are payable in an equal number of shares of our common stock. Restricted stock units are accounted for as equity awards and the estimated fair value of restricted stock units is based upon the closing price of our common stock on the date of grant.
During 2020, 2019 and 2018 we granted 133,429, 72,696 and 85,500, respectively, time-based restricted stock units to employees under the Amended Plan or the 2016 Plan. These grants vest one to three years following the grant date provided the participant remains employed with us. Shares will vest early upon an employee reaching 65 years of age with 10 years of service with us. Compensation expense is recognized over the vesting period. Restricted stock units that ultimately vest are payable in an equal number of shares of our common stock. Restricted stock units are accounted for as equity awards and the estimated fair value of restricted stock units is based upon the closing price of our common stock on the date of grant.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2018, we issued 36,270 shares of restricted common stock under the 2016 Plan to certain employees. These shares will generally vest on the date three years following the grant date provided the participant remains employed with us. Compensation expense is recognized over the vesting period. Shares vest immediately for participants over 65 years of age with 10 years of service with us, and compensation expense under this plan for these participants was recognized upon approval of the incentive award by the compensation committee.
During 2020, we granted 105,809 options to employees under the Amended Plan or the 2016 Plan at an exercise price equal to the fair market value of our common stock on the date of grant. These options vest over a period of three to five years and expire 10 years after the grant date. Compensation expense is recognized over the vesting period.
During 2020, we granted 709,958 performance-based options ("Performance Options") to employees under the Amended Plan at an exercise price equal to the fair market value of our common stock on the date of grant. These Performance Options vest based upon the timing of meeting the market condition of a 30-day volume weighted average common stock price of $37.00 per common share. Fifty percent of the Performance Options granted vest upon the later of: (i) the market condition noted above being met; and (ii) the one year anniversary of the Grant Date. The remaining fifty percent of the Performance Options granted vest on the one year anniversary of the vesting of the initial fifty percent of the Performance Options. If the Company does not achieve the market condition on or before the fifth anniversary of the Grant Date, the Performance Options shall be forfeited. Compensation expense for the Performance Options is recognized over the requisite service period.
During 2020, we issued 51,450 shares of common stock under the Amended Plan to our Directors, all of which are restricted stock, and which vest on the earlier of the next annual meeting date or one year from the grant date provided the individual remains a Director during that time period.
The 2013 Director Equity and Incentive Plan authorized the grant of options, stock appreciation rights, restricted stock awards and restricted stock units convertible into or based upon our common stock of up to 250,000 shares to our Directors. During 2019 and 2018, we issued 32,000 and 28,600 shares of common stock, respectively, all of which are restricted stock, and which vested on the earlier of the next annual meeting date or one year from the grant date provided the individual remains a Director during that time period. At December 31, 2020, there were no shares of common stock available for future grant under the 2013 Director and Equity Incentive Plan.
During 2014, we established the 2014 Independent Insurance Agent Restricted Stock and Restricted Stock Unit Plan, which was amended during 2016. Under the amended plan, agents of American Equity Life may receive grants of restricted stock and restricted stock units based upon their individual sales. The plan authorizes grants of up to 1,800,000 shares of our common stock. At December 31, 2020, we had 730,564 shares of common stock available for future grant under the amended 2014 Independent Insurance Agent Restricted Stock and Restricted Stock Unit Plan. We recognize commission expense and an increase to additional paid-in capital as share-based compensation equal to the fair value of the restricted stock and restricted stock units as they are earned.
In January 2017, American Equity Life's agents were granted 363,624 restricted stock units based on their production during 2016. In January 2019, agents vested in 57,562 restricted stock units granted in January 2017 based on their continued service as an independent agent and their 2018 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $1.6 million in 2018. In January 2020, agents vested in 58,617 restricted stock units granted in January 2017 based on their continued service as an independent agent and their 2019 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $1.4 million in 2019. In January 2021, agents vested in 41,735 restricted stock units granted in January 2017 based on their continued service as an independent agent and their 2020 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $0.9 million in 2020.
In January 2016, American Equity Life's agents were granted 650,683 restricted stock units based on their production during 2015. In January 2019, agents vested in 89,367 restricted stock units granted in January 2016 based on their continued service as an independent agent and their 2018 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $2.4 million in 2018. In January 2020, agents vested in 89,382 restricted stock units granted in January 2016 based on their continued service as an independent agent and their 2019 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $2.2 million in 2019. In January 2021, agents vested in 4,042 restricted stock units granted in January 2016 based on their continued service as an independent agent and their 2020 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $0.1 million in 2020.
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
Changes in the number of stock options granted to employees and agents outstanding during the years ended December 31, 2020, 2019 and 2018 are as follows:

	Number of Shares	Weighted-Average Exercise Price per Share	Total Exercise Price
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2018	1,980,265	$16.20	$32,084
Granted	—	—	—
Canceled	(40,850)	18.87	(771)
Exercised	(717,550)	13.99	(10,040)
Outstanding at December 31, 2018	1,221,865	17.41	21,273
Granted	—	—	—
Canceled	(22,600)	18.14	(410)
Exercised	(370,352)	11.76	(4,357)
Outstanding at December 31, 2019	828,913	19.91	16,506
Granted	815,767	26.70	21,778
Canceled	(31,200)	21.50	(670)
Exercised	(355,563)	16.98	(6,038)
Outstanding at December 31, 2020	1,257,917	25.10	$31,576
The following table summarizes information about stock options outstanding at December 31, 2020:

	Stock Options Outstanding			Stock Options Vested
Range of Exercise Prices	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share
$10.52 - $12.26	87,000	0.92	$11.42	87,000	0.92	$11.42
$21.89 - $26.70	460,959	2.17	24.68	355,150	0.04	24.79
$27.05	709,958	9.88	27.05	—	0.00	—
$10.52 - $27.05	1,257,917	6.44	25.10	442,150	0.21	22.16
The aggregate intrinsic value for stock options outstanding and vested awards was $3.2 million and $2.4 million, respectively, at December 31, 2020. For the years ended December 31, 2020, 2019 and 2018, the total intrinsic value of options exercised by officers, directors and employees was $2.2 million, $3.4 million and $3.0 million, respectively. Intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the price of our common stock as of the reporting date. Cash received from stock options exercised for the years ended December 31, 2020, 2019 and 2018 was $6.0 million, $4.4 million and $10.0 million, respectively.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals agreed to take our common stock at a future date in lieu of cash payments at the time of service. The common stock is to be issued in conjunction with a "trigger event," as that term is defined in the individual agreements. At December 31, 2020 and 2019, these individuals have earned, and we have reserved for future issuance, 4,500 and 335,875 shares of common stock, respectively, pursuant to these arrangements. No equity-based deferred compensation arrangements were in effect during 2020, 2019 or 2018.
We have deferred compensation agreements with certain former officers whereby these individuals have deferred certain salary and bonus compensation which is deposited into the American Equity Officer Rabbi Trust (Officer Rabbi Trust). The amounts deferred for certain former employees are invested in assets at the direction of the former employee. The assets of the Officer Rabbi Trust are included in our assets and a corresponding deferred compensation liability is recorded. The deferred compensation liability is recorded at the fair market value of the assets in the Officer Rabbi Trust with the change in fair value included as a component of compensation expense. The deferred compensation liability related to these agreements was $0.8 million and $1.3 million at December 31, 2020 and 2019, respectively. The Officer Rabbi Trust held 27,661 shares and 30,532 shares of our common stock at December 31, 2020 and 2019, respectively, which are treated as treasury shares.
12.   Statutory Financial Information and Dividend Restrictions
Statutory accounting practices prescribed or permitted by regulatory authorities for our life insurance subsidiaries differ from GAAP. Net income (loss) for our primary life insurance subsidiary as determined in accordance with statutory accounting practices was as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
American Equity Life	$(34,467)	$143,309	$210,049
Statutory capital and surplus for our primary life insurance subsidiary was as follows:

	December 31,
	2020	2019
	(Dollars in thousands)
American Equity Life	$3,728,732	$3,490,196
American Equity Life is domiciled in the State of Iowa and is regulated by the Iowa Insurance Division. In some instances, the Iowa Insurance Division has adopted prescribed or permitted statutory accounting practices that differ from the required accounting outlined in National Association of Insurance Commissioners ("NAIC") Statutory Accounting Principles ("SAP"). For the year ended December 31, 2020, American Equity Life's use of prescribed statutory accounting practices resulted in lower statutory capital and surplus of $366.3 million relative to NAIC SAP due to its accounting for call option derivative instruments and fixed index annuity reserves. For the year ended December 31, 2019, American Equity Life's use of the same prescribed statutory accounting practice resulted in lower statutory capital and surplus of $411.7 million. We purchase call options to hedge the growth in interest credited on fixed index products. The Iowa Insurance Division allows an insurer to elect (1) to use an amortized cost method to account for such call options and (2) to use a fixed index annuity reserve calculation methodology under which call options associated with the current index interest crediting term are valued at zero.
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

	December 31,
	2020	2019
	(Dollars in thousands)
Total adjusted capital	$3,978,901	$3,824,457
Company Action Level RBC	1,069,434	1,028,662
Ratio of adjusted capital to Company Action Level RBC	372%	372%
Prior approval of regulatory authorities is required for the payment of dividends to the parent company by American Equity Life which exceed an annual limitation. American Equity Life may pay dividends without prior approval, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) net gain from operations before net realized capital gains/losses for the preceding calendar year or, (2) 10% of the American Equity Life's surplus at the preceding year-end. The amount of dividends permitted to be paid by American Equity Life to its parent company without prior approval of regulatory authorities is $372.9 million as of December 31, 2020. No dividends were paid by any of our insurance subsidiaries for any of the years presented in these financial statements.

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
13.   Commitments and Contingencies
We lease our home office space and certain equipment under various operating leases. Rent expense for the years ended December 31, 2020, 2019 and 2018 totaled $4.2 million, $3.3 million and $3.2 million, respectively. At December 31, 2020, the aggregate future minimum lease payments are $11.2 million. The following represents payments due by period for operating lease obligations as of December 31, 2020 (dollars in thousands):

Year Ending December 31:
2021	$2,354
2022	2,085
2023	1,866
2024	1,832
2025	1,711
2026 and thereafter	1,397
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
In addition to our commitments to fund mortgage loans, we have unfunded commitments at December 31, 2020 to limited partnerships of $40.2 million and to fixed maturity securities of $27.0 million.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Earnings Per Common Share and Stockholders' Equity
Earnings Per Common Share
The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share data)
Numerator:
Net income available to common stockholders - numerator for earnings per common share	$637,945	$246,090	$458,016

Denominator:
Weighted average common shares outstanding	92,055,035	91,139,453	90,347,915
Effect of dilutive securities:
Stock options and deferred compensation agreements	93,014	304,196	709,433
Restricted stock and restricted stock units	244,447	338,593	365,237
Denominator for earnings per common share - assuming dilution	92,392,496	91,782,242	91,422,585

Earnings per common share	$6.93	$2.70	$5.07
Earnings per common share - assuming dilution	$6.90	$2.68	$5.01
There were no options to purchase shares of our common stock outstanding excluded from the computation of diluted earnings per common share during the years ended December 31, 2020, 2019 and 2018, as the exercise price of all options outstanding was less than the average market price of our common shares for those periods.
Stockholders' Equity
On June 10, 2020, we issued 12,000 shares of 6.625% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series B ("Series B") with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $290.3 million.
On November 21, 2019 we issued 16,000 shares of 5.95% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series A ("Series A") with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $388.9 million. We used a portion of the proceeds to redeem all of our floating rate subordinated debentures. See Note 10 - Subordinated Debentures for more information on the redemption of our subordinated debentures.
Dividends on the Series A and Series B preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the first day of March, June, September and December of each year, commencing on March 1, 2020 for Series A and on December 1, 2020 for Series B. For the year ended December 31, 2020, we paid dividends totaling $24.5 million and $9.0 million on the Series A preferred stock and Series B preferred stock, respectively. The Series A and Series B preferred stock rank senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference. The Series A and Series B preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions.
Brookfield Asset Management Equity Investment
On October 18, 2020, we announced an agreement with Brookfield Asset Management, Inc. and its affiliated entities (collectively, "Brookfield") under which Brookfield will acquire up to a 19.9% ownership interest in the Company. The equity investment by Brookfield will take place in two stages: an initial purchase of a 9.9% equity interest at $37.00 per share which closed on November 30, 2020 with Brookfield purchasing 9,106,042 shares, and a second purchase of up to an incremental 10.0% equity interest, at the greater value of $37.00 per share or adjusted book value per share (excluding AOCI and the net impact of fair value accounting for derivatives and embedded derivatives). The second equity investment is subject to finalization of a proposed reinsurance transaction that has been agreed to in principle, receipt of applicable regulatory approvals and other closing conditions. Brookfield also received one seat on the Company’s Board of Directors following the initial equity investment.
Share Repurchase Program
On October 18, 2020, the Company's Board of Directors approved a $500 million share repurchase program. The purpose of the share repurchase program is to both offset dilution from the issuance of shares to Brookfield and to institute a regular cash return program for shareholders. We started the buyback program on October 30, 2020 and repurchased 1.9 million shares of our common stock for $50 million in the open market.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On November 30, 2020 we entered into an accelerated share repurchase (ASR) agreement with Citibank, N.A. to repurchase an aggregate of $115 million of our common stock. Under the ASR agreement, we received an initial share delivery of approximately 3.5 million shares. The final settlement of 0.5 million shares, which was based on the volume-weighted average price of our common stock during the term of the transaction, less a discount and subject to customary adjustments, was delivered on February 25, 2021. The average price paid for shares repurchased under the ASR was $28.45 per common share. The ASR agreement was determined to be an equity contract.
Treasury Stock
As of December 31, 2020, we held 6,516,525 shares of treasury stock with a carrying value of $151.6 million. As of December 31, 2019, we held 1,344,193 shares of treasury stock with a carrying value of $11.9 million.
15.   Quarterly Financial Information (Unaudited)
Unaudited quarterly results of operations are summarized below.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
2020
Premiums and product charges	$67,213	$74,470	$72,684	$76,242
Net investment income	573,318	543,704	543,331	521,725
Change in fair value of derivatives	(941,874)	327,662	205,011	443,867
Net realized losses on investments	(20,336)	(25,888)	(22,321)	(12,135)
Loss on extinguishment of debt	(2,024)	—	—	—
Total revenues	(323,703)	919,948	798,705	1,029,699
Net income (loss) available to common stockholders	236,336	(253,379)	661,250	(6,262)
Earnings (loss) per common share	2.58	(2.76)	7.20	(0.07)
Earnings (loss) per common share - assuming dilution	2.57	(2.76)	7.17	(0.07)

2019
Premiums and product charges	$58,376	$64,826	$68,799	$71,568
Net investment income	558,438	570,568	590,412	588,217
Change in fair value of derivatives	384,469	76,045	(20,042)	466,434
Net realized gains (losses) on investments	(563)	(3,832)	4,328	7,029
Net OTTI losses recognized in operations	—	(1,213)	(101)	(17,412)
Loss on extinguishment of debt	—	—	—	(2,001)
Total revenues	1,000,720	706,394	643,396	1,113,835
Net income (loss) available to common stockholders	(30,010)	18,590	37,360	220,150
Earnings (loss) per common share	(0.33)	0.20	0.41	2.41
Earnings (loss) per common share - assuming dilution	(0.33)	0.20	0.41	2.40
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
The differences between the change in fair value of derivatives for each quarter primarily correspond to the performance of the indices upon which our call options are based. The comparability of net income is impacted by the application of fair value accounting to our fixed index annuity business as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)
2020	$(94,557)	$332,519	$(923,874)	$71,133
2019	118,491	78,397	196,396	(100,305)

Schedule I—Summary of Investments—
Other Than Investments in Related Parties

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

December 31, 2020

Column A	Column B	Column C	Column D
Type of Investment	Amortized Cost (1)	Fair Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$37,471	$39,771	$39,771
United States Government sponsored agencies	995,465	1,039,551	1,039,551
United States municipalities, states and territories	3,236,767	3,776,131	3,776,131
Foreign government obligations	177,062	202,706	202,706
Corporate securities	26,745,196	31,156,827	31,156,827
Residential mortgage backed securities	1,399,956	1,512,831	1,512,831
Commercial mortgage backed securities	4,119,650	4,261,227	4,261,227
Other asset backed securities	5,593,169	5,549,849	5,549,849
Total fixed maturity securities	42,304,736	47,538,893	47,538,893
Mortgage loans on real estate	4,165,489	4,327,885	4,165,489
Derivative instruments	363,276	1,310,954	1,310,954
Other investments	590,078		590,078
Total investments	$47,423,579		$53,605,414
(1)On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturity securities and short-term investments, original cost for derivative instruments and unpaid principal balance less allowance for credit losses for mortgage loans.

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$486,670	$332,526
Equity securities of subsidiary trusts	2,343	4,785
Receivable from subsidiaries	2,418	1,210
Deferred income taxes	—	5,818
Other assets	3,078	3,067
	494,509	347,406
Investment in and advances to subsidiaries	6,674,652	4,891,431
Total assets	$7,169,161	$5,238,837

Liabilities and Stockholders' Equity
Liabilities:
Notes payable	$495,668	$495,116
Subordinated debentures payable to subsidiary trusts	78,112	157,265
Deferred income taxes	590	—
Federal income tax payable	5,395	9,274
Other liabilities	14,680	7,063
Total liabilities	594,445	668,718
Stockholders' equity:
Preferred stock, Series A	16	16
Preferred stock, Series B	12	—
Common stock	95,721	91,107
Additional paid-in capital	1,681,127	1,212,311
Accumulated other comprehensive income	2,429,285	1,497,921
Retained earnings	2,368,555	1,768,764
Total stockholders' equity	6,574,716	4,570,119
Total liabilities and stockholders' equity	$7,169,161	$5,238,837

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Net investment income	$1,115	$1,755	$773
Dividends from subsidiary trusts	167	469	461
Dividends from dissolved subsidiaries	—	—	10,393
Investment advisory fees	114,228	107,945	92,335
Surplus note interest from subsidiary	4,080	4,080	4,080
Change in fair value of derivatives	62	(1,650)	1,051
Loss on extinguishment of debt	(2,024)	(2,001)	—
Other	346	—	—
Total revenues	117,974	110,598	109,093

Expenses:
Interest expense on notes payable	25,552	25,525	25,498
Interest expense on subordinated debentures issued to subsidiary trusts	5,557	15,764	15,491
Other operating costs and expenses	46,686	28,357	18,579
Total expenses	77,795	69,646	59,568
Income before income taxes and equity in undistributed income of subsidiaries	40,179	40,952	49,525
Income tax expense	13,142	11,586	2,603
Income before equity in undistributed income of subsidiaries	27,037	29,366	46,922
Equity in undistributed income of subsidiaries	644,423	216,724	411,094
Net income	671,460	246,090	458,016
Less: Preferred stock dividends	33,515	—	—
Net income available to common stockholders	$637,945	$246,090	$458,016

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$671,460	$246,090	$458,016
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	1,138	1,136	916
Accrual of discount on equity security	(3)	(8)	(8)
Equity in undistributed income of subsidiaries	(644,423)	(216,724)	(411,094)
Change in fair value of derivatives	(62)	945	(1,325)
Loss on extinguishment of debt	2,024	2,001	—
Accrual of discount on debenture issued to subsidiary trust	289	270	254
Share-based compensation	3,303	2,923	1,626
Deferred income taxes	6,408	2,087	40
Changes in operating assets and liabilities:
Receivable from subsidiaries	(1,208)	(40)	(1,004)
Federal income tax recoverable/payable	(3,879)	382	9,951
Other assets	(320)	(1,229)	(229)
Other liabilities	7,617	(1,846)	4,860
Net cash provided by operating activities	42,344	35,987	62,003

Investing activities
Repayment of equity securities	$2,445	$2,660	$—
Contribution to subsidiaries	(210,000)	(50,000)	—
Purchases of property, plant and equipment	(48)	(117)	(29)
Net cash used in investing activities	(207,603)	(47,457)	(29)

Financing activities
Repayment of subordinated debentures	$(81,450)	$(88,160)	$—
Proceeds from issuance of common stock	338,061	1,691	9,681
Acquisition of treasury stock	(165,094)	—	—
Proceeds from issuance of preferred stock, net	290,260	388,893	—
Dividends paid on common stock	(28,859)	(27,304)	(25,265)
Dividends paid on preferred stock	(33,515)	—	—
Net cash provided by (used in) financing activities	319,403	275,120	(15,584)
Increase in cash and cash equivalents	154,144	263,650	46,390
Cash and cash equivalents at beginning of year	332,526	68,876	22,486
Cash and cash equivalents at end of year	$486,670	$332,526	$68,876

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest on notes payable	$25,000	$25,000	$25,000
Interest on subordinated debentures	6,181	16,891	13,593
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
See Note 9 - Notes Payable and Amounts Due Under Repurchase Agreements and Note 10 - Subordinated Debentures to our audited consolidated financial statements in this Form 10-K for a description of the Parent Company's notes payable and subordinated debentures payable to subsidiary trusts.

Schedule III—Supplementary Insurance Information

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable
	(Dollars in thousands)
As of December 31, 2020: Life insurance	$2,045,812	$61,768,246	$—	$240,904
As of December 31, 2019: Life insurance	$2,923,454	$61,893,945	$—	$256,105
As of December 31, 2018: Life insurance	$3,535,838	$57,606,009	$—	$270,858

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses
	(Dollars in thousands)
For the year ended December 31, 2020: Life insurance	$290,609	$2,182,078	$744,389	$649,554	$214,745
For the year ended December 31, 2019: Life insurance	$263,569	$2,307,635	$2,865,621	$87,717	$195,442
For the year ended December 31, 2018: Life insurance	$250,968	$2,147,812	$483,075	$327,991	$170,290
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV—Reinsurance

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2020
Life insurance in force, at end of year	$52,234	$5,925	$49,577	$95,886	51.70%
Insurance premiums and other considerations:
Annuity product charges	$258,248	$7,021	$—	$251,227	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	39,323	139	198	39,382	0.50%
	$297,571	$7,160	$198	$290,609	0.07%
Year ended December 31, 2019
Life insurance in force, at end of year	$56,451	$6,722	$52,653	$102,382	51.43%
Insurance premiums and other considerations:
Annuity product charges	$247,827	$7,792	$—	$240,035	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	23,395	145	284	23,534	1.21%
	$271,222	$7,937	$284	$263,569	0.11%
Year ended December 31, 2018
Life insurance in force, at end of year	$64,544	$7,832	$53,658	$110,370	48.62%
Insurance premiums and other considerations:
Annuity product charges	$231,562	$7,074	$—	$224,488	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	26,319	189	350	26,480	1.32%
	$257,881	$7,263	$350	$250,968	0.14%

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule V—Valuation and Qualifying Accounts

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

	Balance January 1,	Charged to Costs and Expenses	Translation Adjustment	Write-offs/ Payments/Other	Balance December 31,
	(Dollars in thousands)
Year ended December 31, 2020 (1)
Valuation allowance on mortgage loans	$(17,779)	$(15,447)	$—	$2,197	$(31,029)
Valuation allowance on available for sale fixed maturity securities	—	(94,560)	—	29,789	(64,771)
Valuation allowance on coinsurance deposits	(3,238)	1,350	—	—	(1,888)

Year ended December 31, 2019
Valuation allowance on mortgage loans	$(8,239)	$(940)	$—	$—	$(9,179)

Year ended December 31, 2018
Valuation allowance on mortgage loans	$(7,518)	$(3,165)	$—	$2,444	$(8,239)

See accompanying Report of Independent Registered Public Accounting Firm.
(1) Upon adoption of authoritative guidance effective January 1, 2020, we updated our accounting policies and methodology for calculating the valuation allowance on mortgage loans, available for sale fixed maturity securities and coinsurance deposits, resulting in an adjustment to the valuation allowances. See Note 1 - Significant Accounting Policies for further details.