Form 10-Q
period 2021-03-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2021-05-10
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

APPLICABLE TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of May 6, 2021, there were 95,428,307 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Investments:
Fixed maturity securities, available for sale, at fair value (amortized cost of $42,114,459 as of 2021 and $42,304,736 as of 2020; allowance for credit losses of $59,698 as of 2021 and $64,771 as of 2020)	$45,690,341	$47,538,893
Mortgage loans on real estate (net of allowance for credit losses of $28,514 as of 2021 and $31,029 as of 2020)	4,290,602	4,165,489
Derivative instruments	1,509,892	1,310,954
Other investments	908,437	590,078
Total investments	52,399,272	53,605,414

Cash and cash equivalents	11,087,125	9,095,522
Coinsurance deposits (net of allowance for credit losses of $2,032 as of 2021 and $1,888 as of 2020)	4,646,406	4,844,927
Accrued investment income	410,112	398,082
Deferred policy acquisition costs	2,470,851	2,225,199
Deferred sales inducements	1,587,653	1,448,375
Income taxes recoverable	—	862
Other assets	76,247	70,198
Total assets	$72,677,666	$71,688,579

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$63,519,546	$62,352,882
Other policy funds and contract claims	234,468	240,904
Notes payable	495,811	495,668
Subordinated debentures	78,187	78,112
Deferred income taxes	376,895	504,000
Income taxes payable	19,599	—
Other liabilities	2,024,400	1,668,025
Total liabilities	66,748,906	65,339,591

Stockholders' equity:
Preferred stock, Series A; par value $1 per share; $400,000 aggregate liquidation preference; 20,000 shares authorized; issued and outstanding: 2021 - 16,000 shares; 2020 - 16,000 shares	16	16
Preferred stock, Series B; par value $1 per share; $300,000 aggregate liquidation preference; 12,000 shares authorized; issued and outstanding: 2021 - 12,000 shares; 2020 - 12,000 shares	12	12
Common stock; par value $1 per share; 200,000,000 shares authorized; issued and outstanding: 2021 - 95,482,733 shares (excluding 6,916,584 treasury shares); 2020 - 95,720,622 shares (excluding 6,516,525 treasury shares)	95,483	95,721
Additional paid-in capital	1,687,669	1,681,127
Accumulated other comprehensive income	1,505,260	2,203,557
Retained earnings	2,640,320	2,368,555
Total stockholders' equity	5,928,760	6,348,988
Total liabilities and stockholders' equity	$72,677,666	$71,688,579
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Premiums and other considerations	$13,213	$7,664
Annuity product charges	60,082	59,549
Net investment income	497,190	573,318
Change in fair value of derivatives	396,305	(941,874)
Net realized losses on investments	(4,583)	(20,336)
Loss on extinguishment of debt	—	(2,024)
Total revenues	962,207	(323,703)

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	16,424	10,072
Interest sensitive and index product benefits	476,595	400,219
Amortization of deferred sales inducements	122,975	73,591
Change in fair value of embedded derivatives	(282,413)	(1,250,061)
Interest expense on notes payable	6,393	6,385
Interest expense on subordinated debentures	1,326	1,588
Amortization of deferred policy acquisition costs	203,823	120,702
Other operating costs and expenses	55,865	43,626
Total benefits and expenses	600,988	(593,878)
Income before income taxes	361,219	270,175
Income tax expense	78,535	27,228
Net income	282,684	242,947
Less: Preferred stock dividends	10,919	6,611
Net income available to common stockholders	$271,765	$236,336

Earnings per common share	$2.84	$2.58
Earnings per common share - assuming dilution	$2.82	$2.57

Weighted average common shares outstanding (in thousands):
Earnings per common share	95,735	91,644
Earnings per common share - assuming dilution	96,216	92,021
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$282,684	$242,947
Other comprehensive loss:
Change in net unrealized investment gains/losses (1)	(880,509)	(1,472,630)
Reclassification of unrealized investment gains/losses to net income (1)	(3,411)	7,420
Other comprehensive loss before income tax	(883,920)	(1,465,210)
Income tax effect related to other comprehensive loss	185,623	307,695
Other comprehensive loss	(698,297)	(1,157,515)
Comprehensive loss	$(415,613)	$(914,568)
(1)Net of related adjustments to amortization of deferred sales inducements, deferred policy acquisition costs and policy benefit reserves
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
For the three months ended March 31, 2021
Balance at December 31, 2020	$28	$95,721	$1,681,127	$2,203,557	$2,368,555	$6,348,988
Net income for period	—	—	—	—	282,684	282,684
Other comprehensive loss	—	—	—	(698,297)	—	(698,297)
Share-based compensation	—	—	4,296	—	—	4,296
Issuance of common stock	—	402	4,604	—	—	5,006
Treasury stock acquired, common	—	(640)	(2,358)	—	—	(2,998)
Dividends on preferred stock	—	—	—	—	(10,919)	(10,919)
Balance at March 31, 2021	$28	$95,483	$1,687,669	$1,505,260	$2,640,320	$5,928,760

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
For the three months ended March 31, 2020
Balance at December 31, 2019	$16	$91,107	$1,212,311	$1,354,324	$1,768,764	$4,426,522
Net income for period	—	—	—	—	242,947	242,947
Other comprehensive loss	—	—	—	(1,157,515)	—	(1,157,515)
Share-based compensation	—	—	2,289	—	—	2,289
Issuance of common stock	—	391	864	—	—	1,255
Cumulative effect of change in accounting principle	—	—	—	—	(9,295)	(9,295)
Dividends on preferred stock	—	—	—	—	(6,611)	(6,611)
Balance at March 31, 2020	$16	$91,498	$1,215,464	$196,809	$1,995,805	$3,499,592
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$282,684	$242,947
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest sensitive and index product benefits	476,595	400,219
Amortization of deferred sales inducements	122,975	73,591
Annuity product charges	(60,082)	(59,549)
Change in fair value of embedded derivatives	(282,413)	(1,250,061)
Change in traditional life and accident and health insurance reserves	5,374	(38)
Policy acquisition costs deferred	(97,004)	(64,444)
Amortization of deferred policy acquisition costs	203,823	120,702
Provision for depreciation and other amortization	1,518	1,082
Amortization of discounts and premiums on investments	8,097	9,802
Realized gains/losses on investments	4,583	20,336
Distributions from equity method investments	7,631	—
Change in fair value of derivatives	(396,305)	941,874
Deferred income taxes	58,514	71,427
Loss on extinguishment of debt	—	2,024
Share-based compensation	4,296	2,289
Change in accrued investment income	(12,030)	159
Change in income taxes recoverable/payable	20,461	(46,753)
Change in other assets	(1,166)	2,033
Change in other policy funds and contract claims	(7,571)	(9,488)
Change in collateral held for derivatives	236,558	(1,106,464)
Change in collateral held for securities lending	—	(489,047)
Change in other liabilities	(92,813)	(27,216)
Other	(11,844)	(125)
Net cash provided by (used in) operating activities	471,881	(1,164,700)

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities, available for sale	1,116,965	1,916,960
Mortgage loans on real estate	105,378	83,584
Derivative instruments	400,322	320,953
Other investments	4,189	2,980
Acquisitions of investments:
Fixed maturity securities, available for sale	(757,301)	(956,095)
Mortgage loans on real estate	(228,049)	(315,091)
Derivative instruments	(165,390)	(181,640)
Other investments	(351,661)	(5,249)
Purchases of property, furniture and equipment	(3,724)	(10,110)
Net cash provided by investing activities	120,729	856,292

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Financing activities
Receipts credited to annuity policyholder account balances	$2,420,777	$699,455
Coinsurance deposits	218,987	114,531
Return of annuity policyholder account balances	(1,250,244)	(1,025,021)
Repayment of subordinated debentures	—	(81,450)
Net proceeds from amounts due under repurchase agreements	—	186,105
Acquisition of treasury stock	(2,998)	—
Proceeds from issuance of common stock, net	5,006	1,255
Change in checks in excess of cash balance	18,384	(40,149)
Preferred stock dividends	(10,919)	(6,611)
Net cash provided by (used in) financing activities	1,398,993	(151,885)
Increase (decrease) in cash and cash equivalents	1,991,603	(460,293)
Cash and cash equivalents at beginning of period	9,095,522	2,293,392
Cash and cash equivalents at end of period	$11,087,125	$1,833,099

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$1,250	$2,523
Income taxes	—	11
Income tax refunds received	(440)	—
Non-cash operating activity:
Deferral of sales inducements	24,850	24,552
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company ("we", "us", "our" or the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. All of the adjustments in the consolidated financial statements are normally recurring items which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for any other period, including for the year ended December 31, 2021. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires management estimates and assumptions using subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Our actual results could differ from these estimates.. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

2. Revision of Immaterial Misstatement in Prior Year Financial Statements
Management identified an error in the Company's historical financial statements as further described below. In accordance with the guidance set forth in SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management concluded that the error was not material to the consolidated financial statements as presented in the Company's quarterly and annual financial statements that had been previously filed in the Company's Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. As a result, amendment of such reports is not required. The Company revised the previously issued annual consolidated financial statements for 2020 in this Form 10-Q to correct this error.
The corrected immaterial error was in the calculation of the impact of unrealized gains and losses on lifetime income benefit reserves as of December 31, 2020 determined in the first quarter of 2021. This immaterial error resulted in an increase in the lifetime income benefit reserves which are included in policy benefit reserves in the consolidated balance sheet, an increase in the deferred policy acquisition costs and deferred sales inducements and a decrease in deferred income taxes with an offsetting change in accumulated other comprehensive income which is a component of total stockholders' equity. The immaterial error had no impact on the consolidated statement of operations or consolidated statement of cash flows.
The effect of the revisions on the Company's previously issued financial statements are provided in the tables below. Amounts throughout the consolidated financial statements and notes thereto have been adjusted to incorporate the revised amounts, where applicable. The following tables reconcile selected lines from the Company's year-end December 31, 2020 consolidated balance sheet and the three months ended March 31, 2020 consolidated statement of comprehensive loss from the previously reported amounts to the revised amounts.

Revised Consolidated Balance Sheet
	Year Ended December 31, 2020
	As Reported	Adjustment	As Revised
	(Dollars in thousands)
Assets
Deferred policy acquisition costs	$2,045,812	$179,387	$2,225,199
Deferred sales inducements	1,328,857	119,518	1,448,375
Total assets	71,389,674	298,905	71,688,579

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	61,768,246	584,636	62,352,882
Deferred income taxes	564,003	(60,003)	504,000
Total liabilities	64,814,958	524,633	65,339,591
Stockholders' equity:
Accumulated other comprehensive income	2,429,285	(225,728)	2,203,557
Total stockholders' equity	6,574,716	(225,728)	6,348,988
Total liabilities and stockholders' equity	71,389,674	298,905	71,688,579

Revised Consolidated Statement of Comprehensive Loss
	Three Months Ended March 31, 2020
	As Reported	Adjustment	As Revised
	(Dollars in thousands)
Other comprehensive loss:
Change in net unrealized investment gains/losses (1)	$(1,625,075)	$152,445	$(1,472,630)
Other comprehensive loss before income tax	(1,617,655)	152,445	(1,465,210)
Income tax effect related to other comprehensive loss	339,708	(32,013)	307,695
Other comprehensive loss	(1,277,947)	120,432	(1,157,515)
Comprehensive loss	(1,035,000)	120,432	(914,568)
(1)Net of related adjustments to amortization of deferred sales inducements, deferred policy acquisition costs and policy benefit reserves

3. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities, available for sale	$45,690,341	$45,690,341	$47,538,893	$47,538,893
Mortgage loans on real estate	4,290,602	4,400,228	4,165,489	4,327,885
Derivative instruments	1,509,892	1,509,892	1,310,954	1,310,954
Other investments	908,437	908,437	590,078	590,078
Cash and cash equivalents	11,087,125	11,087,125	9,095,522	9,095,522
Coinsurance deposits	4,646,406	4,265,420	4,844,927	4,411,051

Liabilities
Policy benefit reserves	62,755,460	54,495,993	61,406,599	52,928,174
Single premium immediate annuity (SPIA) benefit reserves	233,628	240,883	240,226	247,679
Notes payable	495,811	555,150	495,668	567,345
Subordinated debentures	78,187	81,039	78,112	87,951
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

Our assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2021
Assets
Fixed maturity securities, available for sale:
United States Government full faith and credit	$38,727	$33,228	$5,499	$—
United States Government sponsored agencies	1,027,441	—	1,027,441	—
United States municipalities, states and territories	3,655,844	—	3,655,844	—
Foreign government obligations	193,944	—	193,944	—
Corporate securities	29,890,265	11	29,890,254	—
Residential mortgage backed securities	1,346,473	—	1,346,473	—
Commercial mortgage backed securities	4,177,242	—	4,177,242	—
Other asset backed securities	5,360,405	—	5,360,405	—
Other investments: equity securities	352,552	350,000	2,552	—
Derivative instruments	1,509,892	—	1,509,892	—
Cash and cash equivalents	11,087,125	11,087,125	—	—
	$58,639,910	$11,470,364	$47,169,546	$—
Liabilities
Fixed index annuities - embedded derivatives	$7,680,951	$—	$—	$7,680,951

December 31, 2020
Assets
Fixed maturity securities, available for sale:
United States Government full faith and credit	$39,771	$33,940	$5,831	$—
United States Government sponsored agencies	1,039,551	—	1,039,551	—
United States municipalities, states and territories	3,776,131	—	3,776,131	—
Foreign government obligations	202,706	—	202,706	—
Corporate securities	31,156,827	8	31,156,819	—
Residential mortgage backed securities	1,512,831	—	1,512,831	—
Commercial mortgage backed securities	4,261,227	—	4,261,227	—
Other asset backed securities	5,549,849	—	5,549,849	—
Derivative instruments	1,310,954	—	1,310,954	—
Cash and cash equivalents	9,095,522	9,095,522	—	—
	$57,945,369	$9,129,470	$48,815,899	$—
Liabilities
Fixed index annuities - embedded derivatives	$7,938,281	$—	$—	$7,938,281
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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparison of the prices to a secondary pricing source, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of March 31, 2021 and December 31, 2020.
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
Other investments
Equity securities are the only financial instruments included in other investments that are measured at fair value on a recurring basis. The fair value for these securities are determined using the same methods discussed above for fixed maturity securities. Financial instruments included in other investments that are not measured at fair value on a recurring basis are policy loans, equity method investments and company owned life insurance ("COLI"). We have not attempted to determine the fair values associated with our policy loans, as we believe any differences between carrying values and the fair values afforded these instruments are immaterial to our consolidated financial position and, accordingly, the cost to provide such disclosure does not justify the benefit to be derived. The fair values of our equity method investments are obtained from third parties and are determined using a variety of valuation techniques, including discounted cash flow analysis, valuation multiples analysis for comparable investments and appraisal values. As the risk spread and liquidity discount are unobservable market inputs, the fair value of our equity method investments falls within Level 3 of the fair value hierarchy. The fair value of equity method investments was $180.1 million and $179.7 million as of March 31, 2021 and December 31, 2020, respectively. The fair value of our COLI approximates the cash surrender value of the policies and falls within Level 2 of the fair value hierarchy. The fair value of COLI was $374.9 million and $373.6 million as of March 31, 2021 and December 31, 2020, respectively.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of both March 31, 2021 and December 31, 2020, we utilized an estimate of 2.10% for the expected cost of annual call options, which is based on estimated long-term account value growth and a historical review of our actual option costs.
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

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
1 - 5	1.25%	1.22%	2.61%	2.63%
6 - 10	1.42%	1.50%	3.12%	3.14%
11 - 15	5.99%	5.66%	3.57%	3.58%
16 - 20	6.88%	7.08%	3.80%	3.79%
20+	7.43%	7.36%	3.64%	3.63%
Lapse rates are generally expected to increase as surrender charge percentages decrease. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.

The following table provides a reconciliation of the beginning and ending balances for our Level 3 liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$7,938,281	$9,624,395
Premiums less benefits	119,791	112,158
Change in fair value, net	(377,121)	(1,285,071)
Ending balance	$7,680,951	$8,451,482
The fair value of our fixed index annuities embedded derivatives is net of coinsurance ceded of $631.6 million and $655.3 million as of March 31, 2021 and December 31, 2020, respectively. Change in fair value, net for each period in our embedded derivatives is included in change in fair value of embedded derivatives in the unaudited consolidated statements of operations.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at March 31, 2021, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $560.3 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $229.5 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rates used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $592.7 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $250.6 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

4. Investments
At March 31, 2021 and December 31, 2020, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (2)	Allowance for Credit Losses	Fair Value
	(Dollars in thousands)
March 31, 2021
Fixed maturity securities, available for sale:
United States Government full faith and credit	$38,488	$661	$(422)	$—	$38,727
United States Government sponsored agencies	995,405	32,086	(50)	—	1,027,441
United States municipalities, states and territories	3,258,694	405,772	(5,831)	(2,791)	3,655,844
Foreign government obligations	177,075	17,081	(212)	—	193,944
Corporate securities	26,976,452	3,028,857	(59,329)	(55,715)	29,890,265
Residential mortgage backed securities	1,263,013	88,251	(3,599)	(1,192)	1,346,473
Commercial mortgage backed securities	4,019,810	190,057	(32,625)	—	4,177,242
Other asset backed securities	5,385,522	70,498	(95,615)	—	5,360,405
	$42,114,459	$3,833,263	$(197,683)	$(59,698)	$45,690,341

December 31, 2020
Fixed maturity securities, available for sale:
United States Government full faith and credit	$37,471	$2,300	$—	$—	$39,771
United States Government sponsored agencies	995,465	44,132	(46)	—	1,039,551
United States municipalities, states and territories	3,236,767	543,252	(1,044)	(2,844)	3,776,131
Foreign government obligations	177,062	25,644	—	—	202,706
Corporate securities	26,745,196	4,507,716	(35,892)	(60,193)	31,156,827
Residential mortgage backed securities	1,399,956	117,135	(2,526)	(1,734)	1,512,831
Commercial mortgage backed securities	4,119,650	206,255	(64,678)	—	4,261,227
Other asset backed securities	5,593,169	103,320	(146,640)	—	5,549,849
	$42,304,736	$5,549,754	$(250,826)	$(64,771)	$47,538,893
(1)Amortized cost excludes accrued interest receivable of $389.2 million and $377.5 million as of March 31, 2021 and December 31, 2020, respectively.
(2)Gross unrealized losses are net of allowance for credit losses.
The amortized cost and fair value of fixed maturity securities at March 31, 2021, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$890,969	$899,102
Due after one year through five years	6,970,380	7,416,931
Due after five years through ten years	7,771,264	8,448,559
Due after ten years through twenty years	9,332,336	10,859,556
Due after twenty years	6,481,165	7,182,073
	31,446,114	34,806,221
Residential mortgage backed securities	1,263,013	1,346,473
Commercial mortgage backed securities	4,019,810	4,177,242
Other asset backed securities	5,385,522	5,360,405
	$42,114,459	$45,690,341

Net unrealized gains on available for sale fixed maturity securities reported as a separate component of stockholders' equity were comprised of the following:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities	$3,635,679	$5,297,040
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements and policy benefit reserves	(1,758,810)	(2,536,251)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	(394,143)	(579,766)
Net unrealized gains reported as accumulated other comprehensive income	$1,505,260	$2,203,557
The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO’s"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 97% of our fixed maturity portfolio rated investment grade at both March 31, 2021 and December 31, 2020, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	March 31, 2021		December 31, 2020
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$23,074,878	$25,301,796	$23,330,149	$26,564,542
2	17,431,710	18,833,794	17,312,485	19,377,013
3	1,305,190	1,310,371	1,292,124	1,299,455
4	209,974	189,560	282,049	256,651
5	40,511	27,540	29,396	16,288
6	52,196	27,280	58,533	24,944
	$42,114,459	$45,690,341	$42,304,736	$47,538,893

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 819 and 843 securities, respectively) have been in a continuous unrealized loss position, at March 31, 2021 and December 31, 2020:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(Dollars in thousands)
March 31, 2021
Fixed maturity securities, available for sale:
United States Government full faith and credit	$22,652	$(422)	$—	$—	$22,652	$(422)
United States Government sponsored agencies	159,997	(50)	—	—	159,997	(50)
United States municipalities, states and territories	232,070	(8,611)	8,110	(11)	240,180	(8,622)
Foreign government obligations	13,953	(212)	—	—	13,953	(212)
Corporate securities:
Finance, insurance and real estate	360,414	(24,862)	—	—	360,414	(24,862)
Manufacturing, construction and mining	139,787	(4,867)	18,107	(2,045)	157,894	(6,912)
Utilities and related sectors	351,801	(14,178)	159,078	(6,697)	510,879	(20,875)
Wholesale/retail trade	121,015	(7,039)	14,720	(1,191)	135,735	(8,230)
Services, media and other	347,679	(15,635)	99,895	(38,530)	447,574	(54,165)
Residential mortgage backed securities	250,527	(2,435)	52,433	(2,356)	302,960	(4,791)
Commercial mortgage backed securities	97,296	(4,390)	493,065	(28,235)	590,361	(32,625)
Other asset backed securities	710,247	(4,576)	2,484,451	(91,039)	3,194,698	(95,615)
	$2,807,438	$(87,277)	$3,329,859	$(170,104)	$6,137,297	$(257,381)

December 31, 2020
Fixed maturity securities, available for sale:
United States Government sponsored agencies	$250,475	$(46)	$—	$—	$250,475	$(46)
United States municipalities, states and territories	31,802	(3,887)	868	(1)	32,670	(3,888)
Corporate securities:
Finance, insurance and real estate	109,789	(1,733)	—	—	109,789	(1,733)
Manufacturing, construction and mining	—	—	19,335	(1,384)	19,335	(1,384)
Utilities and related sectors	310,823	(27,509)	35,408	(3,628)	346,231	(31,137)
Wholesale/retail trade	65,567	(4,344)	16,000	(26)	81,567	(4,370)
Services, media and other	120,098	(11,564)	83,890	(45,897)	203,988	(57,461)
Residential mortgage backed securities	156,016	(2,384)	13,599	(1,876)	169,615	(4,260)
Commercial mortgage backed securities	934,593	(54,834)	35,153	(9,844)	969,746	(64,678)
Other asset backed securities	1,013,781	(16,607)	2,567,723	(130,033)	3,581,504	(146,640)
	$2,992,944	$(122,908)	$2,771,976	$(192,689)	$5,764,920	$(315,597)
(1) Unrealized losses have not been reduced to reflect the allowance for credit losses of $59.7 million and $64.8 million as of March 31, 2021 and December 31, 2020, respectively.
The unrealized losses at March 31, 2021 are principally related to the the timing of the purchases of certain securities, which carry less yield than those available at March 31, 2021, and the continued impact the COVID-19 pandemic had on credit markets. Approximately 77% and 75% of the unrealized losses on fixed maturity securities shown in the above table for March 31, 2021 and December 31, 2020, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
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

Changes in net unrealized gains/losses on investments for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Fixed maturity securities available for sale carried at fair value	$(1,661,361)	$(2,862,408)

Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs, deferred sales inducements and policy benefit reserves	777,441	1,397,198
Deferred income tax asset/liability	185,623	307,695
	963,064	1,704,893
Change in net unrealized gains/losses on investments carried at fair value	$(698,297)	$(1,157,515)
Proceeds from sales of available for sale fixed maturity securities for the three months ended March 31, 2021 and 2020 were $122.2 million and $910.3 million, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the three months ended March 31, 2021 and 2020 were $1.0 billion and $1.0 billion, respectively.
Net realized losses on investments for the three months ended March 31, 2021 and 2020, are as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$2,367	$14,238
Gross realized losses	(8,196)	(1,206)
Credit losses	(1,437)	(31,371)
	(7,266)	(18,339)
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	2,515	(1,997)
Gain on sale of mortgage loans	168	—
	2,683	(1,997)
	$(4,583)	$(20,336)
Realized losses on available for sale fixed maturity securities in 2021 and 2020 were realized primarily due to strategies to reposition the fixed maturity security portfolio that result in improved net investment income, credit risk or duration profiles as they pertain to our asset liability management. In addition, certain realized gains and losses on available for sale fixed maturity securities in 2020 were realized as a result of efforts to de-risk the portfolio. Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date.
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

The following table provides a rollforward of the allowance for credit loss:

	Three Months Ended March 31, 2021
	United States Municipalities, States and Territories	Corporate Securities	Commercial Mortgage Backed Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$2,844	$60,193	$—	$1,734	$—	$64,771
Additions for credit losses not previously recorded	—	705	—	111	—	816
Change in allowance on securities with previous allowance	(53)	1,327	—	(653)	—	621
Reduction for securities sold during the period	—	(6,510)	—	—	—	(6,510)
Ending balance	$2,791	$55,715	$—	$1,192	$—	$59,698

	Three Months Ended March 31, 2020
	United States Municipalities, States and Territories	Corporate Securities	Commercial Mortgage Backed Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$—	$—	$—	$—	$—	$—
Additions for credit losses not previously recorded	—	28,332	2,491	—	548	31,371
Reduction for securities with credit losses due to intent to sell	—	—	(2,491)	—	(548)	(3,039)
Ending balance	$—	$28,332	$—	$—	$—	$28,332
5. Mortgage Loans on Real Estate
Our financing receivables consist of the following three portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our mortgage loan portfolios are summarized in the following table. There were commitments outstanding of $110.9 million at March 31, 2021.

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Commercial mortgage loans:
Principal outstanding	$3,547,140	$3,580,154
Deferred fees and costs, net	(1,213)	(1,266)
Amortized cost	3,545,927	3,578,888
Valuation allowance	(26,139)	(25,529)
Commercial mortgage loans, carrying value	3,519,788	3,553,359

Agricultural mortgage loans:
Principal outstanding	266,269	245,807
Deferred fees and costs, net	(684)	(634)
Amortized cost	265,585	245,173
Valuation allowance	(439)	(2,130)
Agricultural mortgage loans, carrying value	265,146	243,043

Residential mortgage loans:
Principal outstanding	496,135	366,320
Deferred fees and costs, net	1,323	925
Unamortized discounts and premiums, net	10,146	5,212
Amortized cost	507,604	372,457
Valuation allowance	(1,936)	(3,370)
Residential mortgage loans, carrying value	505,668	369,087
Mortgage loans, carrying value	$4,290,602	$4,165,489

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

	March 31, 2021		December 31, 2020
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$694,952	19.6%	$699,741	19.5%
Middle Atlantic	277,420	7.8%	281,971	7.9%
Mountain	384,719	10.8%	391,025	10.9%
New England	24,624	0.7%	24,774	0.7%
Pacific	672,948	19.0%	659,743	18.4%
South Atlantic	828,593	23.4%	832,739	23.3%
West North Central	257,546	7.3%	266,050	7.4%
West South Central	406,338	11.4%	424,111	11.9%
	$3,547,140	100.0%	$3,580,154	100.0%
Property type distribution
Office	$294,760	8.3%	$297,065	8.3%
Medical Office	22,072	0.6%	20,584	0.6%
Retail	1,153,141	32.5%	1,187,484	33.2%
Industrial/Warehouse	945,205	26.6%	929,325	25.9%
Apartment	927,945	26.2%	939,084	26.2%
Mixed use/Other	204,017	5.8%	206,612	5.8%
	$3,547,140	100.0%	$3,580,154	100.0%
Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $266.3 million and $245.8 million as of March 31, 2021 and December 31, 2020, respectively. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $496.1 million and $366.3 million as of March 31, 2021 and December 31, 2020, respectively. These loans are collateralized by the related properties and diversified as to location within the United States.
Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Interest income is included in Net investment income on our consolidated statements of operations. Accrued interest receivable, which was $17.0 million and $16.6 million as of March 31, 2021 and December 31, 2020, respectively, is included in Accrued investment income on our consolidated balance sheets.
Loan Valuation Allowance
We establish a valuation allowance to provide for the risk of credit losses inherent in our mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost, which excludes accrued interest receivable. We do not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balances to net investment income in a timely manner. We did not charge off any uncollectible accrued interest receivable on our commercial, agricultural or residential mortgage loan portfolios for the three month period ended March 31, 2021.
The valuation allowances for each of our mortgage loan portfolios are estimated by deriving probability of default and recovery rate assumptions based on the characteristics of the loans in each portfolio, historical economic data and loss information, and current and forecasted economics conditions. Key loan characteristics impacting the estimate for our commercial mortgage loan portfolio include the current state of the borrower’s credit quality, which considers factors such as loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios, loan performance, underlying collateral type, delinquency status, time to maturity, and original credit scores. Key loan characteristics impacting the estimate for our agricultural and residential mortgage loan portfolios include delinquency status, time to maturity, original credit scores and LTV ratios.

The following table represents a rollforward of the valuation allowance on our mortgage loan portfolios:

	Three Months Ended March 31, 2021
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(25,529)	$(2,130)	$(3,370)	$(31,029)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Change in provision for credit losses	(610)	1,691	1,434	2,515
Ending allowance balance	$(26,139)	$(439)	$(1,936)	$(28,514)
Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of Other investments and the loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. Recoveries are situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance). We did not own any real estate during the three months ended March 31, 2021 and 2020.
Credit Quality Indicators
We evaluate the credit quality of our commercial and agricultural mortgage loans by analyzing LTV and DSC ratios and loan performance. We evaluate the credit quality of our residential mortgage loans by analyzing loan performance.
LTV and DSC ratios for our commercial mortgage loans are originally calculated at the time of loan origination and are updated annually for each loan using information such as rent rolls, assessment of lease maturity dates and property operating statements, which are reviewed in the context of current leasing and in place rents compared to market leasing and market rents. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our commercial mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at March 31, 2021 and December 31, 2020.
The amortized cost of our commercial mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at March 31, 2021 and December 31, 2020 (by year of origination):

	2021		2020		2019		2018		2017		Prior		Total
As of March 31, 2021:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$40,908	66%	$393,845	63%	$496,170	65%	$412,055	64%	$314,347	57%	$1,017,700	48%	$2,675,025	57%
Greater than or equal to 1.2 and less than 1.5	13,226	69%	130,276	67%	212,153	70%	94,962	73%	123,465	67%	162,707	57%	736,789	66%
Greater than or equal to 1.0 and less than 1.2	—	—%	17,490	81%	8,958	68%	2,744	70%	7,495	65%	28,608	63%	65,295	69%
Less than 1.0	—	—%	—	—%	37,135	65%	1,428	88%	10,063	80%	20,192	61%	68,818	66%
Total	$54,134	67%	$541,611	64%	$754,416	66%	$511,189	65%	$455,370	60%	$1,229,207	50%	$3,545,927	59%

	2020		2019		2018		2017		2016		Prior		Total
As of December 31, 2020:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$364,574	63%	$442,370	66%	$399,193	62%	$316,738	57%	$359,321	54%	$715,706	47%	$2,597,902	57%
Greater than or equal to 1.2 and less than 1.5	161,779	66%	226,166	70%	124,267	72%	124,564	67%	52,513	62%	111,690	55%	800,979	66%
Greater than or equal to 1.0 and less than 1.2	17,638	82%	22,917	67%	2,769	71%	7,597	66%	—	—%	32,327	65%	83,248	69%
Less than 1.0	—	—%	64,131	58%	1,441	89%	10,156	80%	—	—%	21,031	60%	96,759	61%
Total	$543,991	65%	$755,584	67%	$527,670	64%	$459,055	60%	$411,834	55%	$880,754	49%	$3,578,888	59%

LTV and DSC ratios for our agricultural mortgage loans are calculated at the time of loan origination and are evaluated annually for each loan using land value averages. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our agricultural mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at March 31, 2021 and December 31, 2020.
The amortized cost of our agricultural mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at March 31, 2021 and December 31, 2020 (by year of origination):

	2021		2020		2019		2018		2017		Prior		Total
As of March 31, 2021:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$12,128	39%	$80,175	53%	$11,901	49%	$25,000	11%	$—	—%	$—	—%	$129,204	43%
Greater than or equal to 1.2 and less than 1.5	3,748	57%	104,090	43%	3,401	23%	—	—%	—	—%	—	—%	111,239	43%
Greater than or equal to 1.0 and less than 1.2	7,479	44%	4,186	37%	4,781	50%	—	—%	—	—%	—	—%	16,446	44%
Less than 1.0	—	—%	8,696	60%	—	—%	—	—%	—	—%	—	—%	8,696	60%
Total	$23,355	43%	$197,147	48%	$20,083	45%	$25,000	11%	$—	—%	$—	—%	$265,585	44%

	2020		2019		2018		2017		2016		Prior		Total
As of December 31, 2020:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$78,631	52%	$13,985	47%	$25,000	11%	$—	—%	$—	—%	$—	—%	$117,616	43%
Greater than or equal to 1.2 and less than 1.5	101,879	44%	3,425	23%	—	—%	—	—%	—	—%	—	—%	105,304	44%
Greater than or equal to 1.0 and less than 1.2	4,213	37%	6,573	43%	—	—%	—	—%	—	—%	—	—%	10,786	41%
Less than 1.0	11,467	48%	—	—%	—	—%	—	—%	—	—%	—	—%	11,467	48%
Total	$196,190	47%	$23,983	42%	$25,000	11%	$—	—%	$—	—%	$—	—%	$245,173	43%

We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Aging of financing receivables is summarized in the following table (by year of origination):

	2021	2020	2019	2018	2017	Prior	Total
As of March 31, 2021:	(Dollars in thousands)
Commercial mortgage loans
Current	$54,134	$541,611	$754,416	$511,189	$455,370	$1,229,207	$3,545,927
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$54,134	$541,611	$754,416	$511,189	$455,370	$1,229,207	$3,545,927

Agricultural mortgage loans
Current	$23,355	$197,147	$20,083	$25,000	$—	$—	$265,585
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total agricultural mortgage loans	$23,355	$197,147	$20,083	$25,000	$—	$—	$265,585

Residential mortgage loans
Current	$72,910	$275,127	$20,406	$—	$—	$—	$368,443
30 - 59 days past due	3,600	90,607	1,981	—	—	—	96,188
60 - 89 days past due	—	37,925	2,335	—	—	—	40,260
Over 90 days past due	—	2,713	—	—	—	—	2,713
Total residential mortgage loans	$76,510	$406,372	$24,722	$—	$—	$—	$507,604

	2020	2019	2018	2017	2016	Prior	Total
As of December 31, 2020:	(Dollars in thousands)
Commercial mortgage loans
Current	$543,991	$755,584	$527,670	$459,055	$411,834	$880,754	$3,578,888
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$543,991	$755,584	$527,670	$459,055	$411,834	$880,754	$3,578,888

Agricultural mortgage loans
Current	$196,190	$23,983	$25,000	$—	$—	$—	$245,173
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total agricultural mortgage loans	$196,190	$23,983	$25,000	$—	$—	$—	$245,173

Residential mortgage loans
Current	$321,779	$24,951	$—	$—	$—	$—	$346,730
30 - 59 days past due	25,150	299	—	—	—	—	25,449
60 - 89 days past due	111	—	—	—	—	—	111
Over 90 days past due	167	—	—	—	—	—	167
Total residential mortgage loans	$347,207	$25,250	$—	$—	$—	$—	$372,457
Commercial, agricultural and residential mortgage loans are considered delinquent when they become 60 days or more past due. When loans become more than 90 days past due they are considered nonperforming and we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current, we will resume accruing interest income on that loan. There were three loans in non-accrual status at March 31, 2021 and one loan in non-accrual status at December 31, 2020. We recognized no interest income on loans in non-accrual status during the three months ended March 31, 2021 and 2020.

Collateral dependent loans consist of loans for which we will depend on the value of the collateral real estate to satisfy the outstanding principal of the loan. There were no collateral dependent commercial, agricultural or residential loans as of March 31, 2021 or December 31, 2020.
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. There were no mortgage loans that we determined to be a TDR at March 31, 2021 and December 31, 2020.
6. Derivative Instruments
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$1,509,767	$1,310,954
Warrants	125	—
	$1,509,892	$1,310,954

Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives, net	$7,680,951	$7,938,281

The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$396,276	$(941,936)
Warrants	29	—
Interest rate caps	—	62
	$396,305	$(941,874)
Change in fair value of embedded derivatives:
Fixed index annuities - embedded derivatives	$(377,121)	$(1,285,071)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	94,708	35,010
	$(282,413)	$(1,250,061)
The amounts presented as "Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting" represents the total change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date, less the change in fair value of our fixed index annuities embedded derivatives that is presented as Level 3 liabilities in Note 3.
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
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			March 31, 2021		December 31, 2020
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa2	$2,919,169	$113,973	$2,835,420	$95,378
Barclays	A	A1	5,769,640	260,349	5,710,978	277,692
Canadian Imperial Bank of Commerce	A+	Aa2	6,784,340	300,773	6,593,815	279,053
Citibank, N.A.	A+	Aa3	3,476,223	142,248	3,118,979	96,757
Credit Suisse	A+	Aa3	3,463,465	107,932	4,422,798	78,823
J.P. Morgan	A+	Aa2	3,060,678	95,835	3,600,636	54,762
Morgan Stanley	A+	Aa3	2,464,800	97,684	2,856,466	62,969
Royal Bank of Canada	AA-	A2	1,201,793	31,085	1,289,699	32,753
Societe Generale	A	A1	1,811,079	56,516	1,494,904	34,394
Truist	A	A2	2,356,648	96,021	2,375,124	96,573
Wells Fargo	A+	Aa2	4,966,960	201,085	4,848,541	196,801
Exchange traded			222,264	6,266	214,819	4,999
			$38,497,059	$1,509,767	$39,362,179	$1,310,954

As of March 31, 2021 and December 31, 2020, we held $1.5 billion and $1.3 billion, respectively, of cash and cash equivalents and other investments from counterparties for derivative collateral, which is included in Other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $18.3 million and $35.1 million at March 31, 2021 and December 31, 2020, respectively.
The future index credits on our fixed index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. We must value both the call options and the related forward embedded options in the policies at fair value.
We entered into an interest rate swap and interest rate caps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures. See Note 10 in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information on our subordinated debentures. As of March 31, 2021, all of our floating rate subordinated debentures have been redeemed and the interest rate swap and interest rate caps have been terminated. The terms of the interest rate swap provided that we paid a fixed rate of interest and received a floating rate of interest. The terms of the interest rate caps limited the three month LIBOR to 2.50%. The interest rate swap and caps were not effective hedges under accounting guidance for derivative instruments and hedging activities. Therefore, we recorded the interest rate swap and caps at fair value and any net cash payments received or paid were included in the change in fair value of derivatives in the unaudited consolidated statements of operations.
7. Notes Payable and Amounts Due Under Repurchase Agreements
Notes payable includes the following:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Senior notes due 2027
Principal	$500,000	$500,000
Unamortized debt issue costs	(3,951)	(4,086)
Unamortized discount	(238)	(246)
	$495,811	$495,668
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
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. We had no borrowings under repurchase agreements during the three months ended March 31, 2021. Such borrowings averaged $24.6 million and the maximum amount borrowed was $186.4 million during the three months ended March 31, 2020. The weighted average interest rate on amounts due under repurchase agreements was 1.51% for the three months ended March 31, 2020.
8. Commitments and Contingencies
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
In addition to our commitments to fund mortgage loans, we have unfunded commitments at March 31, 2021 to limited partnerships of $33.5 million and to fixed maturity securities of $14.0 million.

9. Earnings Per Common Share and Stockholders' Equity
Earnings Per Common Share
The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per share data)
Numerator:
Net income available to common stockholders - numerator for earnings per common share	$271,765	$236,336

Denominator:
Weighted average common shares outstanding	95,734,851	91,644,315
Effect of dilutive securities:
Stock options and deferred compensation agreements	181,054	137,289
Restricted stock and restricted stock units	299,760	239,475
Denominator for earnings per common share - assuming dilution	96,215,665	92,021,079

Earnings per common share	$2.84	$2.58
Earnings per common share - assuming dilution	$2.82	$2.57
During the three months ended March 31, 2021, there were 100,000 options to purchase shares of our common stock outstanding, with an exercise price of $30.50, excluded from the computation of diluted earnings per common share. During the three months ended March 31, 2020, there were 50,000 options to purchase shares of our common stock outstanding, with an exercise price of $26.70, excluded from the computation of diluted earnings per share.
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
Dividends on the Series A and Series B preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the first day of March, June, September and December of each year, commencing on March 1, 2020 for Series A and on December 1, 2020 for Series B. For the three months ended March 31, 2021, we paid dividends totaling $5.9 million and $5.0 million on the Series A preferred stock and Series B preferred stock, respectively. For the three months ended March 31, 2020, we paid dividends totaling $6.6 million on the Series A preferred stock. The Series A and Series B preferred stock rank senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference. The Series A and Series B preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions.
Brookfield Asset Management Equity Investment
On October 18, 2020, we announced an agreement with Brookfield Asset Management, Inc. and its affiliated entities (collectively, "Brookfield") under which Brookfield will acquire up to a 19.9% ownership interest of common stock in the Company. The equity investment by Brookfield will take place in two stages: an initial purchase of a 9.9% equity interest at $37.00 per share which closed on November 30, 2020 with Brookfield purchasing 9,106,042 shares, and a second purchase of up to an incremental 10.0% equity interest, at the greater value of $37.00 per share or adjusted book value per share (excluding AOCI and the net impact of fair value accounting for derivatives and embedded derivatives). The second equity investment is subject to finalization of a proposed reinsurance transaction that has been agreed to in principle, receipt of applicable regulatory approvals and other closing conditions. Brookfield also received one seat on the Company’s Board of Directors following the initial equity investment.
Share Repurchase Program
On October 18, 2020, the Company's Board of Directors approved a $500 million share repurchase program. The purpose of the share repurchase program is to both offset dilution from the issuance of shares to Brookfield and to institute a regular cash return program for shareholders. We started the buyback program on October 30, 2020 and have repurchased 2.0 million shares of our common stock for $53 million in the open market as of March 31, 2021.

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
As of March 31, 2021, we have repurchased approximately 6.1 million shares of our common stock at an average price of $27.63 per common share.
Treasury Stock
As of March 31, 2021, we held 6,916,584 shares of treasury stock with a carrying value of $164.3 million. As of December 31, 2020, we held 6,516,525 shares of treasury stock with a carrying value of $151.6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at March 31, 2021, and the unaudited consolidated results of operations for the three month periods ended March 31, 2021 and 2020, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2020. Interim operating results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the entire year. Preparation of financial statements requires use of management estimates and assumptions.
Cautionary Statement Regarding Forward-Looking Information
All statements, trend analysis and other information contained in this report and elsewhere (such as in filings by us with the SEC, press releases, presentations by us or management or oral statements) may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events and do not relate strictly to historical or current facts. They may relate to markets for our products, trends in our operations or financial results, strategic alternatives, future operations, strategies, plans, partnerships, investments, share buybacks and other financial developments. They use words and terms such as accelerate, anticipate, believe, can, could, enable, estimate, expect, improve, intend, may, migrating, model, objective, opportunity, outlook, plan, potential, project, seek, should, strategy, sustainable, target, will, would, and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all forms of speech and derivative forms, or similar words, as well as any projections of future events or results. Forward-looking statements, by their nature, are subject to a variety of , assumptions, risks, and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Factors that may cause our actual decisions or results to differ materially from those contemplated by these forward-looking statements include, among other things:
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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. Forward-looking statements speak only as of the date the statement was made and the Company undertakes no obligation to update such forward-looking statements. There can be no assurance that other factors not currently disclosed or anticipated by the Company will not materially adversely affect our results of operations or plans. Investors are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf.
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
We are implementing an updated strategy, referred to as AEL 2.0, after having undertaken a thorough review of our business in 2020. AEL 2.0 is designed to capitalize on the scarcity value of our annuity origination and couple it with an “open architecture” investment management platform for investing the annuity assets. Our approach to investment management is to partner with best in class investment management firms across a wide array of asset classes and capture part of the asset management value chain economics for our shareholders. This will enable AEL to operate at the intersection of both asset management and insurance. Our updated strategy focuses on four key pillars: Go-to-Market, Investment Management, Capital Structure and Foundational Capabilities.
The Go-to-Market pillar focuses on how we generate long-term client assets, referred to as policyholder funds under management, through annuity product sales. We consider our marketing capabilities and franchise to be one of our core competitive strengths. The liabilities we expect to originate will result in stable, long-term attractive funding, which we will invest to earn a spread and return over the prudent level of risk capital. American Equity Life has become one of the leading insurance companies in the IMO distribution channel over our 25-year history and can tap into a core set of loyal independent producers to originate new annuity product sales. We are focused on growing our loyal producers with one million dollars or greater of annuity product sales each year. We plan to increase our share of annuity product sales generated by IMOs and accelerate our expansion into bank, broker dealer and registered investment advisor distribution through our subsidiary, Eagle Life Insurance Company. Our strategy is to improve sales execution and enhance producer loyalty with product solutions, focused marketing campaigns, distribution analytics to enhance both sales productivity and producer engagement and new client engagement models that complement traditional physical face-to-face interactions.
The Investment Management pillar will enable the return on assets to generate adequate spread income. In an environment where risk free rates are between zero and one percent, insurers need to invest for better risk-adjusted yields than what are available in traditional fixed income securities. Our investment strategy is to look for opportunities to invest in alpha-producing specialty sub-sectors like middle market credit and sectors with contractually strong cash flows like real estate and infrastructure. Our investment management strategy includes forming partnerships with certain asset managers that will provide access to specific asset sectors, resulting in a sustainable supply of quality private investments, in addition to traditional fixed income securities. The partnerships with asset managers may include us taking an equity interest in the asset manager to create greater alignment or forming an alternate economic sharing arrangement so we benefit as our partners scale their platforms with third party assets under management.
The Capital Structure pillar is focused on greater use of reinsurance structuring to both optimize asset allocation for our balance sheet and enable American Equity Life to free up capital and become a capital-light company over time. We are working diligently to complete in 2021 the announced reinsurance partnerships with Värde Partners and Agam Capital Management, LLC and their affiliated entities (collectively, "Värde/Agam") as well as Brookfield Asset Management Inc. and its affiliated entities (collectively, "Brookfield") and the formation of our own reinsurance platform. These transactions will enable us to achieve three business outcomes over time: first, free up capital to potentially return to shareholders, second, redeploy capital into higher yielding alpha generating assets to grow investment income relative to new money yields in a traditional core fixed income portfolio and third, successfully demonstrating the first two outcomes will allow us to raise third-party capital into reinsurance vehicles ("side-cars") to provide risk capital to back a portion of our existing liabilities and future sales of annuity products. This will enable us to convert from an investment spread business with our own capital at risk into a combination spread based and fee based business with externally sourced risk capital. In combination, we expect these three outcomes to generate sustained, deployable capital for shareholders and significant accretion in return on equity (“ROE”) over time.
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

The combination of differentiated investment strategies and increased capital efficiency will improve annuity product competitiveness, thereby enhancing new business growth potential and further strengthening the operating platform. This will complete the virtuous cycle of the AEL 2.0 business model, having started with a strong, at scale annuity originator, that is even further strengthened by the power of the investments and capital structure pillars.
The migration towards the AEL 2.0 business model will result in 2021 being a transitionary year for our financial results. We are migrating a fairly large balance sheet from a legacy core fixed income asset strategy with relatively higher asset leverage to a new asset allocation approach encompassing lower asset leverage, capital structure optimization through reinsurance and third-party capital, and utilization of alpha-producing assets to both improve sustainability of investment results in a low-interest rate environment and deliver superior, loss adjusted net yield over time. The scaling of alpha-producing assets is expected to be a multi-year journey with approximately $2 billion of alpha-producing assets added to our investment portfolio each year.
On October 18, 2020, the Company's Board of Directors approved a $500 million share repurchase program. The purpose of the share repurchase program is to both offset dilution from the issuance of shares to Brookfield and to institute a regular cash return program for shareholders. We started the buyback program on October 30, 2020 and entered into an accelerated share repurchase (ASR) agreement with Citibank, N.A. on November 30, 2020. As of May 6, 2021, we have repurchased approximately 6.1 million shares of our common stock at an average price of $27.66 per common share.
On April 14, 2021, Fitch affirmed its "A-" financial strength rating on American Equity Investment Life Insurance Company and its life insurance subsidiaries, its "BBB" issuer default rating on American Equity Investment Life Holding Company and its "BBB-" senior unsecured debt ratings, and revised its outlook to "stable" from "negative" on its financial strength, issuer default and senior unsecured debt ratings.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended March 31,
	2021	2020
Average yield on invested assets	3.58%	4.36%
Aggregate cost of money	1.58%	1.72%
Aggregate investment spread	2.00%	2.64%

Impact of:
Investment yield - additional prepayment income	0.11%	0.06%
Cost of money benefit from over hedging	0.02%	0.05%
The cost of money for fixed index annuities and average crediting rates for fixed rate annuities are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2020. With respect to our fixed index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate strategy and expenses we incur to fund the annual index credits. Proceeds received upon expiration of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities and Financial Condition - Derivative Instruments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2020.
The current environment of low interest rates and low yields for investments with the credit quality we prefer presents a strong headwind to achieving our target rate for investment spread. Active management of policyholder crediting rates has continued to lower the aggregate cost of money. The most recent actions include reductions to caps and crediting rates on $29.7 billion of policyholder funds in January of 2020 and reductions to participation rates on $4.3 billion of policyholder funds in June 2020. We expect to have flexibility to reduce our crediting rates if necessary and could decrease our cost of money by approximately 57 basis points if we reduce current rates to guaranteed minimums. Average yield on invested assets decreased primarily as a result of a higher level of cash and cash equivalent holdings during the three months ended March 31, 2021 compared to the same period in 2020. The higher level of cash and cash equivalent holdings was a result of our decision to execute a series of trades in the fourth quarter of 2020 designed to raise liquidity to fund the Värde/Agam and Brookfield block reinsurance transactions and de-risk the investment portfolio. Investment yields on fixed income securities purchased and mortgage loans funded during the first quarter of 2021 and most of 2020 were at average rates below the overall portfolio yield excluding the impact of cash and cash equivalent holdings on the overall portfolio yield. See Net investment income.

Results of Operations for the Three Months Ended March 31, 2021 and 2020
Annuity deposits by product type collected during the three months ended March 31, 2021 and 2020, were as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
American Equity Investment Life Insurance Company:
Fixed index annuities	$516,995	$586,063
Annual reset fixed rate annuities	2,167	2,331
Multi-year fixed rate annuities	787,192	369
Single premium immediate annuities	13,959	5,398
	1,320,313	594,161
Eagle Life Insurance Company:
Fixed index annuities	148,836	106,502
Annual reset fixed rate annuities	162	41
Multi-year fixed rate annuities	965,425	4,149
	1,114,423	110,692
Consolidated:
Fixed index annuities	665,831	692,565
Annual reset fixed rate annuities	2,329	2,372
Multi-year fixed rate annuities	1,752,617	4,518
Single premium immediate annuities	13,959	5,398
Total before coinsurance ceded	2,434,736	704,853
Coinsurance ceded	3,048	17,703
Net after coinsurance ceded	$2,431,688	$687,150
Annuity deposits before and after coinsurance ceded increased 245% and 254%, respectively, during the first quarter of 2021 compared to the same period in 2020. The increase in sales in for the three months ended March 31, 2021 compared to the same period in 2020 was primarily driven by the sales of multi-year fixed rate annuity products introduced in 2020 at both American Equity Life and Eagle Life. We did make rate changes on these multi-year fixed rate annuity products during the later half of the first quarter of 2021 and would expect sales of such products to decrease through the rest of 2021. Although a majority of first quarter sales were in our multi-year fixed annuity products, we expect to focus our efforts for the rest of the year on the fixed index annuity product-line, especially given our recent product refreshes in that product-line. We are targeting total sales of $5 billion to $6 billion in 2021.
Prior to January 1, 2021, we had been ceding 80% of the annuity deposits received from certain multi-year rate guaranteed annuities and 20% of certain fixed index annuities sold by Eagle Life through broker/dealers and banks to an unaffiliated reinsurer. Beginning January 1, 2021, no new business is being ceded to the unaffiliated reinsurer which caused the decrease in coinsurance ceded premiums for the three months ended March 31, 2021 compared to the same period in 2020.
Net income available to common stockholders increased to $271.8 million in the first quarter of 2021 compared to $236.3 million for the same period in 2020.
Net income available to common stockholders for the three months ended March 31, 2021 was negatively impacted by a decrease in the aggregate investment spread as previously noted. Net income, in general, is impacted by the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 3% to $54.9 billion for the first quarter of 2021 compared to $53.3 billion for the same period in 2020. Our investment spread measured in dollars was $275.6 million for the first quarter of 2021 compared to $339.1 million for the same period in 2020. Our investment spread has been negatively impacted by the extended low interest rate environment and by holding higher levels of cash and cash equivalents (see Net investment income). The higher levels of cash and cash equivalent holdings will continue until the Värde/Agam and Brookfield reinsurance transactions are executed and excess cash and cash equivalent holdings are invested. The impact of the extended low interest rate environment and higher cash and cash equivalent holdings has been partially offset by a lower aggregate cost of money due to our continued active management of new business and renewal rates. Net income available to common stockholders for the three months ended March 31, 2021 was negatively impacted an increase in other operating costs and expenses (see Other operating costs and expenses). We expect operating costs to trend higher over the coming quarters, as we will build out the necessary infrastructure to continue execution of the AEL 2.0 strategy and expect the level of other operating costs and expenses to fall into the high- $40 million range post refinancing our existing AG33 redundant reserve financing facilities in 2021.

In addition, the increase in net income available to common stockholders for the three months ended March 31, 2021 was driven in part by the impact of the change in the fair value of derivatives and embedded derivatives, which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income for the three months ended March 31, 2021 was positively impacted by a net increase in the discount rates used to estimate the fair value of our embedded derivative liabilities, the impact of which was partially offset by increases in amortization of deferred policy acquisition costs and deferred sales inducements related to the change in fair value of derivatives and embedded derivatives. See Change in fair value of derivatives, Change in fair value of embedded derivatives, Amortization of deferred sales inducements and Amortization of deferred policy acquisition costs.
Net income available to common stockholders for the three months ended March 31, 2020 was positively impacted by $30.8 million related to the provision of the Coronavirus Aid, Relief and Economic Security Act ("CARES ACT") which allowed net operating losses for 2018 through 2020 to be carried back to previous tax years in which a 35% statutory tax rate was in effect.
Non-GAAP operating income available to common stockholders, a non-GAAP financial measure, decreased to $41.4 million in the first quarter of 2021 compared to $154.1 million for the same period in 2020.
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
The adjustments made to net income available to common stockholders to arrive at non-GAAP operating income available to common stockholders for the three months ended March 31, 2021 and 2020 are set forth in the table that follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Reconciliation from net income available to common stockholders to non-GAAP operating income available to common stockholders:
Net income available to common stockholders	$271,765	$236,336
Adjustments to arrive at non-GAAP operating income available to common stockholders:
Net realized gains/losses on financial assets, including credit losses	3,516	16,349
Change in fair value of derivatives and embedded derivatives - fixed index annuities	(297,634)	(120,454)
Change in fair value of derivatives - interest rate caps and swap	—	(848)
Income taxes	63,794	22,702
Non-GAAP operating income available to common stockholders	$41,441	$154,085
The amounts disclosed in the reconciliation above are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs where applicable.
The decrease in non-GAAP operating income available to common stockholders for the three months ended March 31, 2021 compared to the same period in 2020 was primarily attributable to the decrease in the aggregate investment spread as previously noted. In addition, higher amortization of deferred policy acquisition costs and deferred sales inducements and a greater increase in the liability for future benefits to be paid for lifetime income benefit riders contributed to the decrease as did an increase in other operating costs and expenses. See Net investment income, Interest sensitive and index product benefits, Amortization of deferred sales inducements, Amortization of deferred policy acquisition costs and Other operating costs and expenses.

In addition, non-GAAP operating income available to common stockholders for the three months ended March 31, 2020 was impacted by a $30.8 million tax benefit from a discrete tax item related to the Coronavirus Aid, Relief, and Economic Security Act. See Net income available to common stockholders.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 1% to $60.1 million in the first quarter of 2021 compared to $59.5 million for the same period in 2020. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Surrender charges	$19,481	$19,705
Lifetime income benefit riders (LIBR) fees	40,601	39,844
	$60,082	$59,549

Withdrawals from annuity policies subject to surrender charges	$260,658	$194,790
Average surrender charge collected on withdrawals subject to surrender charges	7.5%	10.1%

Fund values on policies subject to LIBR fees	$5,304,479	$5,195,486
Weighted average per policy LIBR fee	0.77%	0.77%
The increase in annuity product charges was attributable to an increase in fees assessed for lifetime income benefit riders due to a larger volume of business in force subject to the fee compared to the prior period. The impact on surrender charges from an increase in withdrawals from annuity policies subject to surrender charges was offset by a lower average surrender charge collected on withdrawals subject to surrender charge due to a change in the surrender charge levels on policies that were surrendered during the three months ended March 31, 2021 compared to the same period in 2020. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders.
Net investment income decreased 13% to $497.2 million in the first quarter of 2021 compared to $573.3 million for the same period in 2020. The decrease was principally attributable to a decrease in average yield earned on average invested assets during the three months ended March 31, 2021 compared to the same period in 2020, partially offset by increases in our average invested assets during the three months ended March 31, 2021 compared to the same period in 2020. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 6% to $55.7 billion for the first quarter of 2021 compared to $52.6 billion for the same period in 2020.
The average yield earned on average invested assets was 3.58% for the first quarter of 2021 compared to 4.36% for the same period in 2020. The decrease in average yield earned for the three months ended March 31, 2021 compared to the same period in 2020 was primarily attributable to an increase in our level of cash and cash equivalent holdings as previously described and investment of new premiums and portfolio cash flows during the first quarter of 2021 and most of 2020 at average rates below the overall portfolio yield, excluding the impact of cash and cash equivalent holdings on the overall portfolio yield. Cash and cash equivalents holdings average $8.6 billion during the three months ended March 31, 2021 compared to $0.4 billion during the three months ended March 31, 2020. As of March 31, 2021, we held approximately $10 billion of cash and cash equivalents yielding 0.02%. We intend to hold approximately 1% to 2% of our investment portfolio in cash and cash equivalents once we are fully invested. The average yield on fixed income securities purchased and mortgage loans funded during the three months ended March 31, 2021 was 4.04%, compared to 3.49% for the same period in 2020. During the first quarter of 2021 we continued to purchase residential mortgage loans which provided a meaningful increase in purchase yields for the three months ended March 31, 2021.
Change in fair value of derivatives primarily consists of call options purchased to fund annual index credits on fixed index annuities. The components of change in fair value of derivatives are as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Call options:
Gain on option expiration	$178,066	$110,103
Change in unrealized gains/losses	218,210	(1,052,039)
Warrants	29	—
Interest rate caps	—	62
	$396,305	$(941,874)

The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based which impacts the fair values and changes in the fair values of those call options between periods. The change in unrealized gains/losses on call options for the three months ended March 31, 2021 compared to the same period in 2020 reflects the impact of the recovery of the equity markets subsequent to the equity markets decline in March of 2020 related to the economic uncertainty caused by the COVID-19 pandemic. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three months ended March 31, 2021 and 2020 is as follows:

Three Months Ended March 31,
	2021	2020
S&P 500 Index
Point-to-point strategy	0.0% - 42.6%	0.0% - 17.4%
Monthly average strategy	0.0% - 29.4%	0.7% - 11.9%
Monthly point-to-point strategy	0.0% - 21.7%	0.0% - 14.0%
Fixed income (bond index) strategies	0.0% - 10.0%	0.0% - 10.2%
The change in fair value of derivatives is also influenced by the aggregate cost of options purchased. The aggregate cost of options for the three months ended March 31, 2021 were lower than for the same period in 2020 as option costs generally decreased during 2020 and into 2021. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2020.
Net realized gains (losses) on investments includes gains and losses on the sale of securities and other investments and credit losses on our securities and mortgage loans on real estate. Net realized gains (losses) on investments fluctuate from year to year primarily due to changes in the interest rate and economic environment and the timing of the sale of investments. See Note 4 and Note 5 to our unaudited consolidated financial statements and Financial Condition - Credit Losses for a detailed presentation of the types of investments that generated the gains (losses) as well as discussion of credit losses on our securities recognized during the periods presented and Financial Condition - Investments and Note 5 to our unaudited consolidated financial statements for discussion of credit losses recognized on mortgage loans on real estate.
Securities sold at losses are generally due to our long-term fundamental concern with the issuers' ability to meet their future financial obligations or to improve our risk or duration profiles as they pertain to our asset liability management. During the first quarter of 2020, securities were sold in order to increase our cash and cash equivalent holdings in response to the COVID-19 pandemic. Securities sold at losses are generally due to our concern with the issuers'fundamental long-term ability to meet their future financial obligations or to improve our risk or duration profiles as they pertain to our asset liability management.
Interest sensitive and index product benefits increased 19% to $476.6 million in the first quarter of 2021 compared to $400.2 million for the same period in 2020. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Index credits on index policies	$345,737	$278,940
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	58,123	52,011
Lifetime income benefit riders	72,735	69,268
	$476,595	$400,219
The increase in index credits for the three months ended March 31, 2021 compared to the same period in 2020 was due to changes in the level of appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $349.1 million for the three months ended March 31, 2021, compared to $285.3 million for the same period in 2020. The increase in interest credited for the three months ended March 31, 2021 compared to the same period in 2020 was due to an increase in sales of single premium deferred annuity products that receive a fixed rate of interest offset by a reduction in interest credited to funds allocated by policyholders to the fixed option within our fixed index annuities as a result of rate decreases primarily implemented during 2020 The changes in benefits recognized for lifetime income benefit riders for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to the impact that assumption updates made during the third quarter of 2020 had on the lifetime income benefit riders liability and the pattern of growth of the liability due to those assumption updates. Benefits recognized for lifetime income benefit riders also increased for the three months ended March 31, 2021 as compared to the same periods in 2020 due to an increase in fund value of policies with lifetime income benefit riders, which correlates to the increase in fees discussed in Annuity product charges.
The liability (net of coinsurance ceded) for lifetime income benefit riders was $2.4 billion and $2.5 billion at March 31, 2021 and December 31, 2020, respectively which includes the impact of unrealized gains and losses on available for sale securities on the liability for lifetime income benefit riders of $397.1 million and $584.6 million at March 31, 2021 and December 31, 2020, respectively.

Amortization of deferred sales inducements before gross profit adjustments increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to the impact assumption updates made during the third quarter of 2020 had on the pattern of amortization of deferred sales inducements. Bonus products represented 75% and 77% of our net annuity account values at March 31, 2021 and March 31, 2020, respectively. The amount of amortization is affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years.
Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$53,187	$43,908
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	70,245	31,799
Net realized losses on investments	(457)	(2,116)
Amortization of deferred sales inducements after gross profit adjustments	$122,975	$73,591
Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives (see Note 6 to our unaudited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Fixed index annuities - embedded derivatives	$(377,121)	$(1,285,071)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	94,708	35,010
	$(282,413)	$(1,250,061)
The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in the expected annual cost of options we will purchase in the future to fund index credits beyond the next policy anniversary; (iii) changes in the discount rates used in estimating our embedded derivative liabilities; and (iv) the growth in the host component of the policy liability. The amounts presented as "Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting" represent the total change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date, less the change in fair value of our fixed index annuities embedded derivative. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2020.
The primary reason for the change in the change in fair value of the fixed index annuity embedded derivatives during the three months ended March 31, 2021 compared to the same period of 2020 was an increase in the expected index credits on the next policy anniversary dates resulting from increases in the fair value of the call options acquired to fund these index credits during the three months ended March 31, 2021 compared to decreases in the expected index credits resulting from decreases in the fair value of the call options acquired to fund these index credits during the three months ended March 31, 2020. These increases in the fair value of the fixed index annuity embedded derivatives for the three months ended March 31, 2021 were partially offset by a larger increase in the net discount rate during the three months ended March 31, 2021 compared to the same period of 2020. The increase in the net discount rate for the three months ended March 31, 2021 consists primarily of an increase in treasury rates. The discount rates used in estimating our embedded derivative liabilities fluctuate based on the changes in the general level of risk free interest rates and our own credit spread.

Amortization of deferred policy acquisition costs before gross profit adjustments increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to the impact assumption updates made during the third quarter of 2020 had on the pattern of amortization of deferred policy acquisition costs as well as the growth in our annuity business and the deferral of policy acquisition costs incurred with respect to sales of annuity products. The amount of amortization is affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts.
Amortization of deferred policy acquisition costs is summarized as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$78,657	$66,256
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	125,920	57,639
Net realized losses on investments	(754)	(3,193)
Amortization of deferred policy acquisition costs after gross profit adjustments	$203,823	$120,702
Other operating costs and expenses increased 28% to $55.9 million in the first quarter of 2021 compared to $43.6 million for the same periods in 2020 and are summarized as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Salary and benefits	$27,953	$22,155
Risk charges	12,042	10,840
Other	15,870	10,631
Total other operating costs and expenses	$55,865	$43,626
Salary and benefits for the three months ended March 31, 2021 increased compared to the same period in 2020 as a result of an increase in salary and benefits of $1.8 million and an increase of $3.4 million related to expense recognized under our equity and cash incentive compensation programs ("incentive compensation programs"). The increases in salary and benefits were due to an increased number of employees related to our continued growth and implementation of AEL 2.0. The increases in expenses related to our incentive compensation programs were primarily due to an increase in the expected payouts due to a larger number of employees participating in the programs and higher potential payouts for certain employees participating in the programs.
The increase in risk charges expense for the three months ended March 31, 2021 compared to the same period in 2020 was due to an increase in the amount of excess regulatory reserves ceded to an unaffiliated reinsurer. The excess regulatory reserves ceded at March 31, 2021 and 2020 were $1,455.0 million and $1,225.3 million, respectively.
Other expenses increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily as a result of increases in legal and consulting fees related to the implementation of AEL 2.0 and increases in depreciation and maintenance expense related to software and hardware assets.
Income tax expense was $78.5 million in the first quarter of 2021 compared to $27.2 million for the same period in 2020. The change in income tax expense was primarily due to changes in income before income taxes as well as changes in the effective income tax rates. The effective income tax rates were 21.7% and 10.1% for the three months ended March 31, 2021 and 2020, respectively.
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

The effective tax rate for the three months ended March 31, 2021 was not significantly impacted by discrete tax items. The effective tax rate for the three months ended March 31, 2020 was impacted by a discrete tax item that provided a tax benefit of $30.8 million related to the provision of the Coronavirus Aid, Relief, and Economic Security Act that allowed net operating losses for 2018 through 2020 to be carried back to previous tax years in which a 35% statutory tax rate was in effect. The effective income tax rate for the three months ended March 31, 2020 was also impacted by a discrete tax item related to share-based compensation that provided a tax benefit of approximately $0.4 million. The effective income tax rates excluding the impact of discrete items were 21.7% and 21.6%, respectively, for the three months ended March 31, 2021 and 2020, respectively.

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
Insurance statutes regulate the type of investments that our life subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and our business and investment strategy, we generally seek to invest in United States government and government-sponsored agency securities, corporate securities, residential and commercial mortgage backed securities, other asset backed securities and United States municipalities, states and territories securities rated investment grade by NRSRO's or in securities of comparable investment quality, if not rated and mortgage loans on real estate.
As previously noted, as part of our AEL 2.0 investment pillar, we intend to ramp up our allocation to alpha assets by partnering with proven asset managers in our focus expansion sectors of middle market credit, real estate, infrastructure debt and agricultural loans.
The composition of our investment portfolio is summarized as follows:

	March 31, 2021		December 31, 2020
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$38,727	0.1%	$39,771	0.1%
United States Government sponsored agencies	1,027,441	1.9%	1,039,551	1.9%
United States municipalities, states and territories	3,655,844	7.0%	3,776,131	7.0%
Foreign government obligations	193,944	0.4%	202,706	0.4%
Corporate securities	29,890,265	57.0%	31,156,827	58.1%
Residential mortgage backed securities	1,346,473	2.6%	1,512,831	2.8%
Commercial mortgage backed securities	4,177,242	8.0%	4,261,227	8.0%
Other asset backed securities	5,360,405	10.2%	5,549,849	10.4%
Total fixed maturity securities	45,690,341	87.2%	47,538,893	88.7%
Mortgage loans on real estate	4,290,602	8.2%	4,165,489	7.8%
Derivative instruments	1,509,892	2.9%	1,310,954	2.4%
Other investments	908,437	1.7%	590,078	1.1%
	$52,399,272	100.0%	$53,605,414	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or credit losses while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are in investment grade (NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	March 31, 2021		December 31, 2020
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$26,363,222	57.7%	$27,883,428	58.7%
Baa	18,108,379	39.6%	18,408,954	38.7%
Total investment grade	44,471,601	97.3%	46,292,382	97.4%
Ba	972,986	2.1%	973,581	2.0%
B	115,164	0.3%	122,553	0.3%
Caa	60,977	0.1%	61,037	0.1%
Ca and lower	69,613	0.2%	89,340	0.2%
Total below investment grade	1,218,740	2.7%	1,246,511	2.6%
	$45,690,341	100.0%	$47,538,893	100.0%

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
A summary of our fixed maturity securities by NAIC designation is as follows:

	March 31, 2021				December 31, 2020
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$23,074,878	$25,301,796	$25,301,796	55.4%	$23,330,149	$26,564,542	$26,564,542	55.9%
2	17,431,710	18,833,794	18,833,794	41.2%	17,312,485	19,377,013	19,377,013	40.8%
3	1,305,190	1,310,371	1,310,371	2.9%	1,292,124	1,299,455	1,299,455	2.7%
4	209,974	189,560	189,560	0.4%	282,049	256,651	256,651	0.5%
5	40,511	27,540	27,540	0.1%	29,396	16,288	16,288	—%
6	52,196	27,280	27,280	—%	58,533	24,944	24,944	0.1%
	$42,114,459	$45,690,341	$45,690,341	100.0%	$42,304,736	$47,538,893	$47,538,893	100.0%
The amortized cost and fair value of fixed maturity securities at March 31, 2021, by contractual maturity, are presented in Note 4 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses, Net of Allowance	Allowance for Credit Losses	Fair Value
		(Dollars in thousands)
March 31, 2021
Fixed maturity securities, available for sale:
United States Government full faith and credit	5	$23,074	$(422)	$—	$22,652
United States Government sponsored agencies	2	160,047	(50)	—	159,997
United States municipalities, states and territories	43	248,802	(5,831)	(2,791)	240,180
Foreign government obligations	1	14,165	(212)	—	13,953
Corporate securities:
Finance, insurance and real estate	26	385,276	(9,931)	(14,931)	360,414
Manufacturing, construction and mining	20	164,806	(6,912)	—	157,894
Utilities and related sectors	53	531,754	(20,060)	(815)	510,879
Wholesale/retail trade	16	143,965	(8,230)	—	135,735
Services, media and other	44	501,739	(14,196)	(39,969)	447,574
Residential mortgage backed securities	65	307,751	(3,599)	(1,192)	302,960
Commercial mortgage backed securities	71	622,986	(32,625)	—	590,361
Other asset backed securities	473	3,290,313	(95,615)	—	3,194,698
	819	$6,394,678	$(197,683)	$(59,698)	$6,137,297

December 31, 2020
Fixed maturity securities, available for sale:
United States Government sponsored agencies	3	$250,521	$(46)	$—	$250,475
United States municipalities, states and territories	14	36,558	(1,044)	(2,844)	32,670
Corporate securities:
Finance, insurance and real estate	11	111,522	(1,733)	—	109,789
Manufacturing, construction and mining	2	20,719	(1,384)	—	19,335
Utilities and related sectors	49	377,368	(19,141)	(11,996)	346,231
Wholesale/retail trade	12	85,937	(4,370)	—	81,567
Services, media and other	29	261,449	(9,264)	(48,197)	203,988
Residential mortgage backed securities	43	173,875	(2,526)	(1,734)	169,615
Commercial mortgage backed securities	122	1,034,424	(64,678)	—	969,746
Other asset backed securities	558	3,728,144	(146,640)	—	3,581,504
	843	$6,080,517	$(250,826)	$(64,771)	$5,764,920
The unrealized losses at March 31, 2021 are principally related to the impacts the COVID-19 pandemic has had on credit markets. Approximately 77% and 75% of the unrealized losses on fixed maturity securities shown in the above table for March 31, 2021 and December 31, 2020, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
The decrease in unrealized losses from December 31, 2020 to March 31, 2021 was primarily related to the increase in treasury yields during the three months ended March 31, 2021. The 10-year U.S. Treasury yields at March 31, 2021 and December 31, 2020 were 1.74% and 0.93%, respectively. The 30-year U.S. Treasury yields at March 31, 2021 and December 31, 2020 were 2.41% and 1.65%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses (1)	Percent of Total
	(Dollars in thousands)
March 31, 2021
1	$2,613,419	42.6%	$(65,634)	33.2%
2	2,771,856	45.2%	(87,447)	44.2%
3	566,492	9.2%	(33,422)	16.9%
4	149,453	2.4%	(6,992)	3.6%
5	15,540	0.3%	(2,358)	1.2%
6	20,537	0.3%	(1,830)	0.9%
	$6,137,297	100.0%	$(197,683)	100.0%
December 31, 2020
1	$2,625,341	45.5%	$(82,045)	32.7%
2	2,286,377	39.7%	(106,700)	42.5%
3	650,364	11.3%	(42,040)	16.8%
4	178,669	3.1%	(16,274)	6.5%
5	4,991	0.1%	(1,640)	0.7%
6	19,178	0.3%	(2,127)	0.8%
	$5,764,920	100.0%	$(250,826)	100.0%
(1)Gross unrealized losses have been adjusted to reflect the allowance for credit loss of $59.7 million and $64.8 million as of March 31, 2021 and December 31, 2020, respectively.
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 819 and 843 securities, respectively) have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020, along with a description of the factors causing the unrealized losses is presented in Note 4 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

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
		(Dollars in thousands)
March 31, 2021
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	255	$2,347,083	$2,303,764	$(43,319)
Six months or more and less than twelve months	36	384,570	372,973	(11,597)
Twelve months or greater	405	2,924,114	2,820,220	(103,894)
Total investment grade	696	5,655,767	5,496,957	(158,810)
Below investment grade:
Less than six months	20	95,605	94,982	(623)
Six months or more and less than twelve months	13	37,954	35,719	(2,235)
Twelve months or greater	90	545,654	509,639	(36,015)
Total below investment grade	123	679,213	640,340	(38,873)
	819	$6,334,980	$6,137,297	$(197,683)

December 31, 2020
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	54	$686,711	$679,337	$(7,374)
Six months or more and less than twelve months	310	2,201,769	2,118,844	(82,925)
Twelve months or greater	338	2,400,833	2,288,755	(112,078)
Total investment grade	702	5,289,313	5,086,936	(202,377)
Below investment grade:
Less than six months	9	48,355	47,984	(371)
Six months or more and less than twelve months	37	155,451	146,779	(8,672)
Twelve months or greater	95	522,627	483,221	(39,406)
Total below investment grade	141	726,433	677,984	(48,449)
	843	$6,015,746	$5,764,920	$(250,826)
(1)Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss of $59.7 million and $64.8 million as of March 31, 2021 and December 31, 2020, respectively.

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost, Net of Allowance (1)	Fair Value	Gross Unrealized Losses, Net of Allowance (1)
		(Dollars in thousands)
March 31, 2021
Investment grade:
Less than six months	1	$10,399	$8,876	$(1,523)
Six months or more and less than twelve months	1	2,937	2,260	(677)
Twelve months or greater	—	—	—	—
Total investment grade	2	13,336	11,136	(2,200)
Below investment grade:
Less than six months	6	32,717	32,310	(407)
Six months or more and less than twelve months	1	5,963	5,128	(835)
Twelve months or greater	6	7,320	6,290	(1,030)
Total below investment grade	13	46,000	43,728	(2,272)
	15	$59,336	$54,864	$(4,472)

December 31, 2020
Investment grade:
Less than six months	1	$2,453	$1,909	$(544)
Six months or more and less than twelve months	4	21,368	15,589	(5,779)
Twelve months or greater	—	—	—	—
Total investment grade	5	23,821	17,498	(6,323)
Below investment grade:
Less than six months	1	5,963	4,323	(1,640)
Six months or more and less than twelve months	8	38,046	38,046	—
Twelve months or greater	5	3,875	3,062	(813)
Total below investment grade	14	47,884	45,431	(2,453)
	19	$71,705	$62,929	$(8,776)
(1) Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss of $59.7 million and $64.8 million as of March 31, 2021 and December 31, 2020, respectively.

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

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
March 31, 2021
Due in one year or less	$7,957	$7,571
Due after one year through five years	253,949	232,526
Due after five years through ten years	460,608	424,386
Due after ten years through twenty years	644,183	617,106
Due after twenty years	806,931	767,689
	2,173,628	2,049,278
Residential mortgage backed securities	307,751	302,960
Commercial mortgage backed securities	622,986	590,361
Other asset backed securities	3,290,313	3,194,698
	$6,394,678	$6,137,297

December 31, 2020
Due in one year or less	$2,324	$1,864
Due after one year through five years	382,843	360,761
Due after five years through ten years	396,842	355,188
Due after ten years through twenty years	216,725	203,282
Due after twenty years	145,340	122,960
	1,144,074	1,044,055
Residential mortgage backed securities	173,875	169,615
Commercial mortgage backed securities	1,034,424	969,746
Other asset backed securities	3,728,144	3,581,504
	$6,080,517	$5,764,920
International Exposure
We hold fixed maturity securities with international exposure. As of March 31, 2021, 16% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of our fixed maturity securities with international exposure are denominated in U.S. dollars. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	March 31, 2021
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$271,677	$276,201	0.6%
Asia/Pacific	406,325	452,295	1.0%
Non-GIIPS Europe	2,537,325	2,784,352	6.1%
Latin America	252,838	286,177	0.6%
Non-U.S. North America	1,329,446	1,466,558	3.2%
Australia & New Zealand	992,752	1,048,705	2.3%
Other	830,336	909,932	2.0%
	$6,620,699	$7,224,220	15.8%
(1)Greece, Ireland, Italy, Portugal and Spain ("GIIPS"). All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

All of the securities presented in the table above are investment grade (NAIC designation of either 1 or 2), except for the following:

	March 31, 2021
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
GIIPS	$62,202	$49,312
Asia/Pacific	11,000	10,833
Non-GIIPS Europe	106,001	103,284
Latin America	73,716	79,071
Non-U.S. North America	64,209	63,699
Other	87,356	91,698
	$404,484	$397,897
Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e., significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of credit losses. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. For corporate issues, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. For asset-backed securities, we evaluate changes in factors such as collateral performance, default rates, loss severities and expected cash flows. At March 31, 2021, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance	Net Unrealized Losses, Net of Allowance	Fair Value
		(Dollars in thousands)
Corporate securities - Public securities	10	$141,385	$(39,737)	$101,648	$(1,816)	$99,832
Corporate securities - Private placement securities	20	205,522	(15,978)	189,544	(2,137)	187,407
Residential mortgage backed securities	17	36,729	(1,192)	35,537	(1,442)	34,095
Commercial mortgage backed securities	6	69,324	—	69,324	(5,695)	63,629
Other asset backed securities	1	35,000	—	35,000	(484)	34,516
United States municipalities, states and territories	5	19,062	(2,791)	16,271	(574)	15,697
	59	$507,022	$(59,698)	$447,324	$(12,148)	$435,176
We expect to recover the unrealized losses, net of allowances, as we did not have the intent to sell and it was not more likely than not that we would be required to sell these securities prior to recovery of the amortized cost basis, net of allowances. Our analysis of these securities and their credit performance at March 31, 2021 is as follows:
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
Other asset backed securities: The decline in value of these securities, which are related to the auto rental industry, is primarily a result of the impact COVID-19 has had on the travel industry. We have not taken any credit losses on these securities as we do not expect any credit losses on the securities based on our current analyses.
United States municipalities, states and territories: The decline in value of these securities, which are related to senior living facilities in the Southeastern region of the United States, is primarily due to the financial strain COVID-19 is having on this industry.

Credit Losses
We have a policy and process to identify securities in our investment portfolio for which we recognize credit loss. See Note 4 to our unaudited consolidated financial statements.
During the three months ended March 31, 2021, we recognized $1.4 million of credit losses which includes $2 million of credit losses on corporate securities partially offset by a $0.6 million net reduction in credit losses on residential mortgage back securities.
During the three months ended March 31, 2020, we recognized credit losses of $28.3 million on corporate securities with exposure to the offshore drilling industry. In addition, during the three months ended March 31, 2020 we recognized credit losses of $2.5 million on commercial mortgage backed securities due to our intent to sell the securities and $0.5 million on an asset backed security due to our intent to sell.
Several factors led us to believe that full recovery of amortized cost is not expected on the securities for which we recognized credit losses. A discussion of these factors, our policy and process to identify securities that could potentially have credit loss is presented in Note 4 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Mortgage Loans on Real Estate
Our financing receivables consist of three mortgage loan portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our commercial mortgage loan portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $266.3 million and and $245.8 million as of March 31, 2021 and December 31, 2020, respectively. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $496.1 million and $366.3 million as of March 31, 2021 and December 31, 2020, respectively. These loans are collateralized by the related properties and diversified as to location within the United States. Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.
At March 31, 2021 and December 31, 2020, the largest principal amount outstanding for any single commercial mortgage loan was $27.9 million and $34.7 million, respectively, and the average loan size was $4.7 million and $4.8 million, respectively. In addition, the average loan to value ratio for commercial and agricultural mortgage loans combined was 53.3% and 53.6% at March 31, 2021 and December 31, 2020, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 5 to our unaudited consolidated financial statements in this Form 10-Q, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At March 31, 2021, we had commitments to fund mortgage loans totaling $110.9 million, with interest rates ranging from 3.21% to 5.65%. During 2021 and 2020, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the three months ended March 31, 2021, we received $56.2 million in cash for loans being paid in full compared to $45.0 million for the three months ended March 31, 2020. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
See Note 5 to our unaudited consolidated financial statements, incorporated by reference, for a presentation of our valuation allowance, foreclosure activity and troubled debt restructure analysis. We have a process by which we evaluate the credit quality of each of our mortgage loans. This process utilizes each loan's loan-to-value and debt service coverage ratios as primary metrics. See Note 5 to our unaudited consolidated financial statements, incorporated by reference, for a summary of our portfolio by loan-to-value and debt service coverage ratios.

We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Commercial, agricultural and residential loans are considered nonperforming when they are 90 days or more past due. Aging of financing receivables is summarized in the following table:

	Current	30-59 days past due	60-89 days past due	Over 90 days past due	Total
As of March 31, 2021:	(Dollars in thousands)
Commercial mortgage loans	$3,545,927	$—	$—	$—	$3,545,927
Agricultural mortgage loans	265,585	—	—	—	265,585
Residential mortgage loans	368,443	96,188	40,260	2,713	507,604
Total mortgage loans	$4,179,955	$96,188	$40,260	$2,713	$4,319,116

As of December 31, 2020:
Commercial mortgage loans	$3,578,888	$—	$—	$—	$3,578,888
Agricultural mortgage loans	245,173	—	—	—	245,173
Residential mortgage loans	346,730	25,449	111	167	372,457
Total mortgage loans	$4,170,791	$25,449	$111	$167	$4,196,518
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
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. A presentation of our derivative instruments along with a discussion of the business strategy involved with our derivatives is included in Note 6 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Liquidity and Capital Resources
Our insurance subsidiaries generally have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $1,389.5 million for the three months ended March 31, 2021 compared to $(211.0) million for the three months ended March 31, 2020, with the increase attributable to a $1,735.9 million increase in net annuity deposits after coinsurance and a $135.4 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and mortgage loans. We have a highly liquid investment portfolio that can be used to meet policyholder and other obligations as needed. In addition, we intend to hold approximately 1% to 2% of our investment portfolio in cash and cash equivalents.
We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt (senior notes and subordinated debentures issued to subsidiary trusts), pay operating expenses, and pay dividends to common and preferred stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. We expect these sources provide adequate cash flow for us to meet our current and reasonably foreseeable future obligations.
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
Currently, American Equity Investment Life Insurance Company ("American Equity Life") may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2021, up to $372.9 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $2.1 billion of statutory earned surplus at March 31, 2021.

The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of March 31, 2021, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to maintain its insurer financial strength rating. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
The transfer of funds by American Equity Life is also restricted by a covenant in our line of credit agreement which requires American Equity Life to maintain a minimum RBC ratio of 275% and a minimum level of statutory surplus equal to the sum of 1) 80% of statutory surplus at June 30, 2016, 2) 50% of the statutory net income for each fiscal quarter ending after June 30, 2016, and 3) 50% of all capital contributed to American Equity Life after June 30, 2016. American Equity Life's RBC ratio was 372% at December 31, 2020. Under this agreement, we are also required to maintain a maximum ratio of adjusted debt to total adjusted capital of 0.35.
Cash and cash equivalents of the parent holding company at March 31, 2021, were $495.5 million. In addition, we have a $150 million revolving line of credit, with no borrowings outstanding, available through September 2021 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions.
New Accounting Pronouncements
See Note 1 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Regulatory Developments
The U.S. Department of Labor (the "DOL") issued new guidance during the first quarter of 2021 broadening the criteria for when an advisor on ERISA or Individual Retirement Account products has a fiduciary duty to the client.  Advisors who sell our products who may be fiduciaries will have more complex compliance and disclosure obligations, and as a result higher costs.  In addition, to the extent the DOL requires a fiduciary institution to oversee such an advisor, we or the IMO’s with whom we partner may have more complex compliance and disclosure obligations, and as a result higher costs and greater risk.
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

If interest rates were to increase 10% (24 basis points) from levels at March 31, 2021, we estimate that the fair value of our fixed maturity securities would decrease by approximately $790.0 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements and policy benefit reserves) would be a decrease of $334.5 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of a credit loss) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2020 for a further discussion of the liquidity risk.
The amortized cost of fixed maturity securities that are callable at the option of the issuer, excluding securities with a make-whole provision, was $6.3 billion as of March 31, 2021. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. In addition, we have $4.1 billion of floating rate fixed maturity securities as of March 31, 2021. Generally, interest rates on these floating rate fixed maturity securities are based on the 3 month LIBOR rate and are reset quarterly. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At March 31, 2021, approximately 97% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies. At March 31, 2021, approximately 18% of our annuity liabilities were at minimum guaranteed crediting rates.
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

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Proceeds received at expiration of options related to such credits	$349,119	$285,263
Annual index credits to policyholders on their anniversaries	345,737	278,940
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of March 31, 2021 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 8 - Commitments and Contingencies to the unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 1, for any required disclosure.
Item 1A. Risk Factors
Our 2020 Annual Report on Form 10-K described our Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Securities
The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced program (b)	Approximate dollar value of shares that may yet be purchased under program
	(shares)	(dollars)	(shares)	(dollars in thousands)
January 1, 2021 - January 31, 2021	—	$—	—	$—
February 1, 2021 - February 28, 2021	550,490	$28.44	541,631	$335,000
March 1, 2021 - March 31, 2021	98,935	$30.37	98,728	$332,000
Total	649,425		640,359
(a)Includes 9,066 shares of common stock utilized to execute certain stock incentive awards.
(b)On October 18, 2020, the Company's Board of Directors approved a $500 million share repurchase program.

Item 6. Exhibits

Exhibit Number	Description
10.1 *	Separation Agreement dated April 21, 2021 between American Equity Investment Life Insurance Company and Renee D. Montz
10.2 *	Form of Employee Restricted Stock Unit Award Agreement - Performance Based Award, effective April 2021
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	The cover page from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended March 31, 2021 formatted in iXBRL and contained in Exhibit 101.

*Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2021	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ Ted M. Johnson
Ted M. Johnson, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

		By:	/s/ Scott A. Samuelson
Scott A. Samuelson, Vice President and Chief Accounting Officer
(Principal Accounting Officer)