Form 10-Q
period 2021-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2021-08-09
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of August 4, 2021, there were 92,512,821 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investments:
Fixed maturity securities, available for sale, at fair value (amortized cost of $41,852,088 as of 2021 and $42,304,736 as of 2020; allowance for credit losses of $14,190 as of 2021 and $64,771 as of 2020)	$46,659,256	$47,538,893
Mortgage loans on real estate (net of allowance for credit losses of $26,581 as of 2021 and $31,029 as of 2020)	4,299,945	4,165,489
Real estate related to consolidated variable interest entities	258,237	—
Derivative instruments	1,459,965	1,310,954
Other investments	962,305	590,078
Total investments	53,639,708	53,605,414

Cash and cash equivalents (2021 includes $26,021 related to consolidated variable interest entities)	11,524,265	9,095,522
Coinsurance deposits (net of allowance for credit losses of $1,779 as of 2021 and $1,888 as of 2020)	4,441,950	4,844,927
Accrued investment income (2021 includes $27 related to consolidated variable interest entities)	397,393	398,082
Deferred policy acquisition costs	2,310,931	2,225,199
Deferred sales inducements	1,466,217	1,448,375
Income taxes recoverable	41,019	862
Other assets (2021 includes $504 related to consolidated variable interest entities)	60,816	70,198
Total assets	$73,882,299	$71,688,579

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$64,555,597	$62,352,882
Other policy funds and contract claims	233,987	240,904
Notes payable	495,955	495,668
Subordinated debentures	78,264	78,112
Deferred income taxes	483,631	504,000
Other liabilities (2021 includes $16,410 related to consolidated variable interest entities)	1,739,130	1,668,025
Total liabilities	67,586,564	65,339,591

Stockholders' equity:
Preferred stock, Series A; par value $1 per share; $400,000 aggregate liquidation preference; 20,000 shares authorized; issued and outstanding: 2021 - 16,000 shares; 2020 - 16,000 shares	16	16
Preferred stock, Series B; par value $1 per share; $300,000 aggregate liquidation preference; 12,000 shares authorized; issued and outstanding: 2021 - 12,000 shares; 2020 - 12,000 shares	12	12
Common stock; par value $1 per share; 200,000,000 shares authorized; issued and outstanding: 2021 - 92,553,825 shares (excluding 9,895,711 treasury shares); 2020 - 95,720,622 shares (excluding 6,516,525 treasury shares)	92,554	95,721
Additional paid-in capital	1,604,535	1,681,127
Accumulated other comprehensive income	2,023,911	2,203,557
Retained earnings	2,574,707	2,368,555
Total stockholders' equity	6,295,735	6,348,988
Total liabilities and stockholders' equity	$73,882,299	$71,688,579
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Premiums and other considerations	$14,595	$11,032	$27,808	$18,696
Annuity product charges	63,759	63,438	123,841	122,987
Net investment income	499,320	543,704	996,510	1,117,022
Change in fair value of derivatives	500,880	327,662	897,185	(614,212)
Net realized losses on investments	(3,114)	(25,888)	(7,697)	(46,224)
Loss on extinguishment of debt	—	—	—	(2,024)
Total revenues	1,075,440	919,948	2,037,647	596,245

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	15,828	13,331	32,252	23,403
Interest sensitive and index product benefits	812,981	240,992	1,289,576	641,211
Amortization of deferred sales inducements	(12,520)	(75,178)	110,455	(1,587)
Change in fair value of embedded derivatives	273,713	1,126,935	(8,700)	(123,126)
Interest expense on notes payable	6,394	6,388	12,787	12,773
Interest expense on subordinated debentures	1,326	1,321	2,652	2,909
Amortization of deferred policy acquisition costs	(16,906)	(119,889)	186,917	813
Other operating costs and expenses	65,050	41,951	120,915	85,577
Total benefits and expenses	1,145,866	1,235,851	1,746,854	641,973
Income (loss) before income taxes	(70,426)	(315,903)	290,793	(45,728)
Income tax expense (benefit)	(15,732)	(68,474)	62,803	(41,246)
Net income (loss)	(54,694)	(247,429)	227,990	(4,482)
Less: Preferred stock dividends	10,919	5,950	21,838	12,561
Net income (loss) available to common stockholders	$(65,613)	$(253,379)	$206,152	$(17,043)

Earnings (loss) per common share	$(0.69)	$(2.76)	$2.16	$(0.19)
Earnings (loss) per common share - assuming dilution	$(0.69)	$(2.76)	$2.15	$(0.19)

Weighted average common shares outstanding (in thousands):
Earnings (loss) per common share	94,801	91,803	95,265	91,724
Earnings (loss) per common share - assuming dilution	95,379	92,027	95,795	92,024
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(54,694)	$(247,429)	$227,990	$(4,482)
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	657,759	1,747,676	(222,750)	275,046
Reclassification of unrealized investment gains/losses to net income (loss) (1)	(1,240)	(2)	(4,651)	7,418
Other comprehensive income (loss) before income tax	656,519	1,747,674	(227,401)	282,464
Income tax effect related to other comprehensive income (loss)	(137,868)	(367,014)	47,755	(59,319)
Other comprehensive income (loss)	518,651	1,380,660	(179,646)	223,145
Comprehensive income	$463,957	$1,133,231	$48,344	$218,663
(1)Net of related adjustments to amortization of deferred sales inducements, deferred policy acquisition costs and policy benefit reserves
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
For the three months ended June 30, 2021
Balance at March 31, 2021	$28	$95,483	$1,687,669	$1,505,260	$2,640,320	$5,928,760
Net loss for period	—	—	—	—	(54,694)	(54,694)
Other comprehensive income	—	—	—	518,651	—	518,651
Share-based compensation	—	—	8,860	—	—	8,860
Issuance of common stock	—	57	97	—	—	154
Treasury stock acquired, common	—	(2,986)	(92,091)	—	—	(95,077)
Dividends on preferred stock	—	—	—	—	(10,919)	(10,919)
Balance at June 30, 2021	$28	$92,554	$1,604,535	$2,023,911	$2,574,707	$6,295,735

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
For the three months ended June 30, 2020
Balance at March 31, 2020	$16	$91,498	$1,215,464	$196,809	$1,995,805	$3,499,592
Net loss for period	—	—	—	—	(247,429)	(247,429)
Other comprehensive income	—	—	—	1,380,660	—	1,380,660
Issuance of preferred stock	12	—	290,248	—	—	290,260
Share-based compensation	—	—	2,105	—	—	2,105
Issuance of common stock	—	97	354	—	—	451
Dividends on preferred stock	—	—	—	—	(5,950)	(5,950)
Balance at June 30, 2020	$28	$91,595	$1,508,171	$1,577,469	$1,742,426	$4,919,689

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
For the six months ended June 30, 2021
Balance at December 31, 2020	$28	$95,721	$1,681,127	$2,203,557	$2,368,555	$6,348,988
Net income for period	—	—	—	—	227,990	227,990
Other comprehensive loss	—	—	—	(179,646)	—	(179,646)
Share-based compensation	—	—	13,156	—	—	13,156
Issuance of common stock	—	459	4,701	—	—	5,160
Treasury stock acquired, common	—	(3,626)	(94,449)	—	—	(98,075)
Dividends on preferred stock	—	—	—	—	(21,838)	(21,838)
Balance at June 30, 2021	$28	$92,554	$1,604,535	$2,023,911	$2,574,707	$6,295,735

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
For the six months ended June 30, 2020
Balance at December 31, 2019	$16	$91,107	$1,212,311	$1,354,324	$1,768,764	$4,426,522
Net loss for period	—	—	—	—	(4,482)	(4,482)
Other comprehensive income	—	—	—	223,145	—	223,145
Issuance of preferred stock	12	—	290,248	—	—	290,260
Share-based compensation	—	—	4,394	—	—	4,394
Issuance of common stock	—	488	1,218	—	—	1,706
Cumulative effect of change in accounting principle	—	—	—	—	(9,295)	(9,295)
Dividends on preferred stock	—	—	—	—	(12,561)	(12,561)
Balance at June 30, 2020	$28	$91,595	$1,508,171	$1,577,469	$1,742,426	$4,919,689
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income (loss)	$227,990	$(4,482)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest sensitive and index product benefits	1,289,576	641,211
Amortization of deferred sales inducements	110,455	(1,587)
Annuity product charges	(123,841)	(122,987)
Change in fair value of embedded derivatives	(8,700)	(123,126)
Change in traditional life and accident and health insurance reserves	11,340	3,322
Policy acquisition costs deferred	(180,158)	(123,861)
Amortization of deferred policy acquisition costs	186,917	813
Provision for depreciation and other amortization	2,771	2,485
Amortization of discounts and premiums on investments	15,444	17,645
Realized gains/losses on investments	7,697	46,224
Distributions from equity method investments	9,934	—
Change in fair value of derivatives	(897,185)	614,212
Deferred income taxes	27,386	(7,132)
Loss on extinguishment of debt	—	2,024
Share-based compensation	13,156	4,394
Change in accrued investment income	689	22,536
Change in income taxes recoverable/payable	(40,157)	(36,391)
Change in other assets	233	3,055
Change in other policy funds and contract claims	(9,728)	(15,222)
Change in collateral held for derivatives	156,410	(727,069)
Change in collateral held for securities lending	—	(494,280)
Change in other liabilities	(149,371)	(36,407)
Other	(26,614)	6,727
Net cash provided by (used in) operating activities	624,244	(327,896)

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities, available for sale	2,533,134	2,413,147
Mortgage loans on real estate	265,375	129,531
Derivative instruments	1,169,965	430,662
Other investments	5,582	3,013
Acquisitions of investments:
Fixed maturity securities, available for sale	(2,102,899)	(1,137,134)
Mortgage loans on real estate	(398,515)	(654,936)
Real estate acquired	(258,237)	—
Derivative instruments	(363,423)	(389,877)
Other investments	(390,678)	(4,936)
Purchases of property, furniture and equipment	(9,788)	(11,624)
Net cash provided by investing activities	450,516	777,846

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Financing activities
Receipts credited to annuity policyholder account balances	$3,585,604	$1,248,172
Coinsurance deposits	497,397	204,759
Return of annuity policyholder account balances	(2,614,942)	(1,971,344)
Repayment of subordinated debentures	—	(81,450)
Acquisition of treasury stock	(98,075)	—
Proceeds from issuance of preferred stock, net	—	290,260
Proceeds from issuance of common stock, net	5,160	1,706
Change in checks in excess of cash balance	677	(14,249)
Preferred stock dividends	(21,838)	(12,561)
Net cash provided by (used in) financing activities	1,353,983	(334,707)
Increase in cash and cash equivalents	2,428,743	115,243
Cash and cash equivalents at beginning of period	9,095,522	2,293,392
Cash and cash equivalents at end of period	$11,524,265	$2,408,635

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$15,000	$16,427
Income taxes	75,574	(161)
Non-cash operating activity:
Deferral of sales inducements	49,662	47,262
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company ("we", "us", "our" or the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include a variable interest entity (“VIE”) in which we are the primary beneficiary. All of the adjustments in the consolidated financial statements are normal recurring items which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for any other period, including for the year ended December 31, 2021. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires management estimates and assumptions using subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Our actual results could differ from these estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Real Estate Investments
Beginning in the second quarter of 2021, we held residential real estate investments through consolidation of an investment company VIE. Residential real estate investments are reported at fair value and the change in fair value on these investments is reported in net income as a component of net investment income. Fair values of residential real estate are initially based on the cost to purchase the properties and subsequently based on a discounted cash flow methodology. See Note 3 – Fair Values of Financial Instruments for more information on the determination of fair value. The residential real estate investments are leased to renters through operating lease arrangements. Rental income is recognized on a straight-line basis over the term of the respective leases.
Variable Interest Entities
We have relationships with various special purpose entities and other legal entities that must be evaluated to determine if the entities meet the criteria of a VIE. This assessment is performed by reviewing contractual, ownership and other rights and requires use of judgment. First, we determine if we hold a variable interest in an entity by assessing if we have the right to receive expected losses and expected residual returns of the entity. If we hold a variable interest, then the entity is assessed to determine if it is a VIE. An entity is a VIE if the equity at risk is not sufficient to support its activities, if the equity holders lack a controlling financial interest or if the entity is structured with non-substantive voting rights. In addition to the previous criteria, if the entity is a limited partnership or similar entity, it is a VIE if the limited partners do not have the power to direct the entity’s most significant activities through substantive kick-out rights or participating rights. A VIE is evaluated to determine the primary beneficiary. The primary beneficiary of a VIE is the enterprise with (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. When we are the primary beneficiary, we are required to consolidate the entity in our financial statements. We reassess our involvement with VIEs on a quarterly basis. For further information about VIEs, refer to Note 6 - Variable Interest Entities.
Adopted Accounting Pronouncements
There were no accounting pronouncements that were adopted during the current period.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) that significantly changed the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model that requires these assets be presented at the net amount expected to be collected. In addition, credit losses on available for sale debt securities are recorded through an allowance account subsequent to the adoption of this ASU.  We adopted this ASU on January 1, 2020. The adoption of this ASU resulted in an increase in our mortgage loan allowance for credit losses of $8.6 million and the recognition of an allowance for credit losses on our reinsurance recoverable/coinsurance deposits balances of $3.2 million on the date of adoption. Retained earnings was decreased by $9.3 million, which reflects the net of tax impact of the increase in the mortgage loan allowance for credit losses and the recognition of an allowance for credit losses on our reinsurance recoverable/coinsurance deposits balances on the date of adoption.

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
The effect of the revisions on the Company's previously issued financial statements are provided in the tables below. Amounts throughout the consolidated financial statements and notes thereto have been adjusted to incorporate the revised amounts, where applicable. The following tables reconcile selected lines from the Company's year-end December 31, 2020 consolidated balance sheet and the three and six months ended June 30, 2020 consolidated statement of comprehensive income from the previously reported amounts to the revised amounts.

Revised Consolidated Balance Sheet	Year Ended December 31, 2020
	As Reported	Adjustment	As Revised
	(Dollars in thousands)
Assets
Deferred policy acquisition costs	$2,045,812	$179,387	$2,225,199
Deferred sales inducements	1,328,857	119,518	1,448,375
Total assets	71,389,674	298,905	71,688,579

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	61,768,246	584,636	62,352,882
Deferred income taxes	564,003	(60,003)	504,000
Total liabilities	64,814,958	524,633	65,339,591
Stockholders' equity:
Accumulated other comprehensive income	2,429,285	(225,728)	2,203,557
Total stockholders' equity	6,574,716	(225,728)	6,348,988
Total liabilities and stockholders' equity	71,389,674	298,905	71,688,579

Revised Consolidated Statement of Comprehensive Income	Three Months Ended June 30, 2020
	As Reported	Adjustment	As Revised
	(Dollars in thousands)
Other comprehensive income:
Change in net unrealized investment gains/losses (1)	$1,898,567	$(150,891)	$1,747,676
Other comprehensive income before income tax	1,898,565	(150,891)	1,747,674
Income tax effect related to other comprehensive income	(398,700)	31,686	(367,014)
Other comprehensive income	1,499,865	(119,205)	1,380,660
Comprehensive income	1,252,436	(119,205)	1,133,231

	Six Months Ended June 30, 2020
	As Reported	Adjustment	As Revised
	(Dollars in thousands)
Other comprehensive income:
Change in net unrealized investment gains/losses (1)	$273,492	$1,554	$275,046
Other comprehensive income before income tax	280,910	1,554	282,464
Income tax effect related to other comprehensive income	(58,992)	(327)	(59,319)
Other comprehensive income	221,918	1,227	223,145
Comprehensive income	217,436	1,227	218,663
(1)Net of related adjustments to amortization of deferred sales inducements, deferred policy acquisition costs and policy benefit reserves

3. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities, available for sale	$46,659,256	$46,659,256	$47,538,893	$47,538,893
Mortgage loans on real estate	4,299,945	4,457,553	4,165,489	4,327,885
Real estate investments	258,237	258,237	—	—
Derivative instruments	1,459,965	1,459,965	1,310,954	1,310,954
Other investments	962,305	962,305	590,078	590,078
Cash and cash equivalents	11,524,265	11,524,265	9,095,522	9,095,522
Coinsurance deposits	4,441,950	4,077,954	4,844,927	4,411,051

Liabilities
Policy benefit reserves	64,182,610	55,231,714	61,406,599	52,928,174
Single premium immediate annuity (SPIA) benefit reserves	233,331	240,541	240,226	247,679
Notes payable	495,955	565,760	495,668	567,345
Subordinated debentures	78,264	86,214	78,112	87,951
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

Our assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2021
Assets
Fixed maturity securities, available for sale:
United States Government full faith and credit	$38,879	$33,257	$5,622	$—
United States Government sponsored agencies	1,046,186	—	1,046,186	—
United States municipalities, states and territories	3,700,225	—	3,700,225	—
Foreign government obligations	197,330	—	197,330	—
Corporate securities	31,455,817	14	31,455,803	—
Residential mortgage backed securities	1,192,423	—	1,192,423	—
Commercial mortgage backed securities	4,175,517	—	4,175,517	—
Other asset backed securities	4,852,879	—	4,852,879	—
Other investments: equity securities	356,942	350,000	6,942	—
Real estate investments	258,237	—	—	258,237
Derivative instruments	1,459,965	—	1,459,965	—
Cash and cash equivalents	11,524,265	11,524,265	—	—
	$60,258,665	$11,907,536	$48,092,892	$258,237
Liabilities
Fixed index annuities - embedded derivatives	$8,384,764	$—	$—	$8,384,764

December 31, 2020
Assets
Fixed maturity securities, available for sale:
United States Government full faith and credit	$39,771	$33,940	$5,831	$—
United States Government sponsored agencies	1,039,551	—	1,039,551	—
United States municipalities, states and territories	3,776,131	—	3,776,131	—
Foreign government obligations	202,706	—	202,706	—
Corporate securities	31,156,827	8	31,156,819	—
Residential mortgage backed securities	1,512,831	—	1,512,831	—
Commercial mortgage backed securities	4,261,227	—	4,261,227	—
Other asset backed securities	5,549,849	—	5,549,849	—
Derivative instruments	1,310,954	—	1,310,954	—
Cash and cash equivalents	9,095,522	9,095,522	—	—
	$57,945,369	$9,129,470	$48,815,899	$—
Liabilities
Fixed index annuities - embedded derivatives	$7,938,281	$—	$—	$7,938,281
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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparison of the prices to a secondary pricing source, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of June 30, 2021 and December 31, 2020.
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
Real estate investments
The fair values of residential real estate are initially calculated based on the cost to purchase the properties and subsequently calculated based on a discounted cash flow methodology. Under the discounted cash flow method, net operating income is forecasted assuming a 10-year hold period commencing as of the valuation date. An additional year is forecast in order to determine the residual sale price at the end of the hold period, using a residual (terminal) capitalization rate. The significant inputs into the fair value calculation under the discounted cash flow method include the capitalization rate, discount rate and vacancy rate. These inputs are unobservable market data; therefore, fair value of residential real estate falls into Level 3 in the fair value hierarchy. As of June 30, 2021, the fair value of residential real estate was calculated using recent purchase price as all properties were purchased at the end of the quarter.
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
Other investments
Equity securities are the only financial instruments included in other investments that are measured at fair value on a recurring basis. The fair value for these securities are determined using the same methods discussed above for fixed maturity securities. Financial instruments included in other investments that are not measured at fair value on a recurring basis are policy loans, equity method investments and company owned life insurance ("COLI"). We have not attempted to determine the fair values associated with our policy loans, as we believe any differences between carrying values and the fair values are immaterial to our consolidated financial position. The fair values of our equity method investments are obtained from third parties and are determined using a variety of valuation techniques, including discounted cash flow analysis, valuation multiples analysis for comparable investments and appraisal values. As the risk spread and liquidity discount are unobservable market inputs, the fair value of our equity method investments falls within Level 3 of the fair value hierarchy. The fair value of equity method investments was $216.8 million and $179.7 million as of June 30, 2021 and December 31, 2020, respectively. The fair value of our COLI approximates the cash surrender value of the policies and falls within Level 2 of the fair value hierarchy. The fair value of COLI was $377.8 million and $373.6 million as of June 30, 2021 and December 31, 2020, respectively.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of both June 30, 2021 and December 31, 2020, we utilized an estimate of 2.10% for the expected cost of annual call options, which is based on estimated long-term account value growth and a historical review of our actual option costs.
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

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
1 - 5	1.28%	1.22%	2.61%	2.63%
6 - 10	1.51%	1.50%	3.12%	3.14%
11 - 15	6.03%	5.66%	3.59%	3.58%
16 - 20	6.56%	7.08%	3.83%	3.79%
20+	7.72%	7.36%	3.64%	3.63%
Lapse rates are generally expected to increase as surrender charge percentages decrease. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.

The following table provides a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Fixed index annuities - embedded derivatives
Beginning balance	$7,680,951	$8,451,482	$7,938,281	$9,624,395
Premiums less benefits	577,729	53,019	697,520	165,177
Change in fair value, net	126,084	913,984	(251,037)	(371,087)
Ending balance	$8,384,764	$9,418,485	$8,384,764	$9,418,485

Real estate investments
Beginning balance	$—	$—	$—	$—
Purchases and sales, net	258,237	—	258,237	—
Change in fair value	—	—	—	—
Ending balance	$258,237	$—	$258,237	$—
The fair value of our fixed index annuities embedded derivatives is net of coinsurance ceded of $668.5 million and $655.3 million as of June 30, 2021 and December 31, 2020, respectively. Change in fair value, net for each period in our embedded derivatives is included in change in fair value of embedded derivatives in the unaudited consolidated statements of operations.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at June 30, 2021, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $624.7 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $255.1 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rates used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $675.8 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $285.2 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

4. Investments
At June 30, 2021 and December 31, 2020, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (2)	Allowance for Credit Losses	Fair Value
	(Dollars in thousands)
June 30, 2021
Fixed maturity securities, available for sale:
United States Government full faith and credit	$37,274	$1,626	$(21)	$—	$38,879
United States Government sponsored agencies	1,009,042	37,144	—	—	1,046,186
United States municipalities, states and territories	3,219,847	485,025	(1,300)	(3,347)	3,700,225
Foreign government obligations	177,087	20,243	—	—	197,330
Corporate securities	27,525,768	3,957,107	(16,335)	(10,723)	31,455,817
Residential mortgage backed securities	1,106,921	88,133	(2,511)	(120)	1,192,423
Commercial mortgage backed securities	3,977,815	223,453	(25,751)	—	4,175,517
Other asset backed securities	4,798,334	104,824	(50,279)	—	4,852,879
	$41,852,088	$4,917,555	$(96,197)	$(14,190)	$46,659,256

December 31, 2020
Fixed maturity securities, available for sale:
United States Government full faith and credit	$37,471	$2,300	$—	$—	$39,771
United States Government sponsored agencies	995,465	44,132	(46)	—	1,039,551
United States municipalities, states and territories	3,236,767	543,252	(1,044)	(2,844)	3,776,131
Foreign government obligations	177,062	25,644	—	—	202,706
Corporate securities	26,745,196	4,507,716	(35,892)	(60,193)	31,156,827
Residential mortgage backed securities	1,399,956	117,135	(2,526)	(1,734)	1,512,831
Commercial mortgage backed securities	4,119,650	206,255	(64,678)	—	4,261,227
Other asset backed securities	5,593,169	103,320	(146,640)	—	5,549,849
	$42,304,736	$5,549,754	$(250,826)	$(64,771)	$47,538,893
(1)Amortized cost excludes accrued interest receivable of $374.1 million and $377.5 million as of June 30, 2021 and December 31, 2020, respectively.
(2)Gross unrealized losses are net of allowance for credit losses.
The amortized cost and fair value of fixed maturity securities at June 30, 2021, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$1,138,126	$1,152,012
Due after one year through five years	6,954,092	7,436,430
Due after five years through ten years	7,258,590	8,067,610
Due after ten years through twenty years	9,394,292	11,392,923
Due after twenty years	7,223,918	8,389,462
	31,969,018	36,438,437
Residential mortgage backed securities	1,106,921	1,192,423
Commercial mortgage backed securities	3,977,815	4,175,517
Other asset backed securities	4,798,334	4,852,879
	$41,852,088	$46,659,256

Net unrealized gains on available for sale fixed maturity securities reported as a separate component of stockholders' equity were comprised of the following:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities	$4,821,854	$5,297,040
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements and policy benefit reserves	(2,288,466)	(2,536,251)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	(532,011)	(579,766)
Net unrealized gains reported as accumulated other comprehensive income	$2,023,911	$2,203,557
The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO’s"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 97% of our fixed maturity portfolio rated investment grade at both June 30, 2021 and December 31, 2020, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	June 30, 2021		December 31, 2020
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$23,059,347	$25,937,900	$23,330,149	$26,564,542
2	17,496,467	19,387,062	17,312,485	19,377,013
3	1,094,635	1,135,994	1,292,124	1,299,455
4	145,730	147,401	282,049	256,651
5	31,813	29,418	29,396	16,288
6	24,096	21,481	58,533	24,944
	$41,852,088	$46,659,256	$42,304,736	$47,538,893

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 543 and 843 securities, respectively) have been in a continuous unrealized loss position, at June 30, 2021 and December 31, 2020:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(Dollars in thousands)
June 30, 2021
Fixed maturity securities, available for sale:
United States Government full faith and credit	$1,024	$(21)	$—	$—	$1,024	$(21)
United States municipalities, states and territories	77,867	(1,294)	23,471	(3,353)	101,338	(4,647)
Corporate securities:
Finance, insurance and real estate	57,198	(3,141)	—	—	57,198	(3,141)
Manufacturing, construction and mining	36,493	(822)	19,526	(622)	56,019	(1,444)
Utilities and related sectors	95,926	(2,384)	129,273	(2,719)	225,199	(5,103)
Wholesale/retail trade	69,030	(1,243)	14,363	(598)	83,393	(1,841)
Services, media and other	51,277	(11,107)	54,762	(4,422)	106,039	(15,529)
Residential mortgage backed securities	74,538	(1,083)	46,016	(1,548)	120,554	(2,631)
Commercial mortgage backed securities	83,348	(1,537)	364,942	(24,214)	448,290	(25,751)
Other asset backed securities	243,612	(1,658)	2,067,049	(48,621)	2,310,661	(50,279)
	$790,313	$(24,290)	$2,719,402	$(86,097)	$3,509,715	$(110,387)

December 31, 2020
Fixed maturity securities, available for sale:
United States Government sponsored agencies	$250,475	$(46)	$—	$—	$250,475	$(46)
United States municipalities, states and territories	31,802	(3,887)	868	(1)	32,670	(3,888)
Corporate securities:
Finance, insurance and real estate	109,789	(1,733)	—	—	109,789	(1,733)
Manufacturing, construction and mining	—	—	19,335	(1,384)	19,335	(1,384)
Utilities and related sectors	310,823	(27,509)	35,408	(3,628)	346,231	(31,137)
Wholesale/retail trade	65,567	(4,344)	16,000	(26)	81,567	(4,370)
Services, media and other	120,098	(11,564)	83,890	(45,897)	203,988	(57,461)
Residential mortgage backed securities	156,016	(2,384)	13,599	(1,876)	169,615	(4,260)
Commercial mortgage backed securities	934,593	(54,834)	35,153	(9,844)	969,746	(64,678)
Other asset backed securities	1,013,781	(16,607)	2,567,723	(130,033)	3,581,504	(146,640)
	$2,992,944	$(122,908)	$2,771,976	$(192,689)	$5,764,920	$(315,597)
(1)Unrealized losses have not been reduced to reflect the allowance for credit losses of $14.2 million and $64.8 million as of June 30, 2021 and December 31, 2020, respectively.
The unrealized losses at June 30, 2021 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at June 30, 2021, and the continued impact the COVID-19 pandemic had on credit markets. Approximately 82% and 75% of the unrealized losses on fixed maturity securities shown in the above table for June 30, 2021 and December 31, 2020, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
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

Changes in net unrealized gains/losses on investments for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Fixed maturity securities available for sale carried at fair value	$1,186,175	$3,347,516	$(475,186)	$485,108

Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs, deferred sales inducements and policy benefit reserves	(529,656)	(1,599,842)	247,785	(202,644)
Deferred income tax asset/liability	(137,868)	(367,014)	47,755	(59,319)
	(667,524)	(1,966,856)	295,540	(261,963)
Change in net unrealized gains/losses on investments carried at fair value	$518,651	$1,380,660	$(179,646)	$223,145
Proceeds from sales of available for sale fixed maturity securities for the six months ended June 30, 2021 and 2020 were $420.4 million and $973.4 million, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the six months ended June 30, 2021 and 2020 were $2.1 billion and $1.4 billion, respectively.
Net realized losses on investments for the three and six months ended June 30, 2021 and 2020, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$4,062	$1,215	$6,429	$15,453
Gross realized losses	(7,951)	(264)	(16,147)	(1,470)
Net credit loss (provision) release	1,260	(25,041)	(177)	(56,412)
	(2,629)	(24,090)	(9,895)	(42,429)
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	1,933	(2,510)	4,448	(4,507)
Recovery of specific allowance	—	712	—	712
Loss on sale of mortgage loans	(2,418)	—	(2,250)	—
	(485)	(1,798)	2,198	(3,795)
	$(3,114)	$(25,888)	$(7,697)	$(46,224)
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

The following table provides a rollforward of the allowance for credit loss:

	Three Months Ended June 30, 2021
	United States Municipalities, States and Territories	Corporate Securities	Commercial Mortgage Backed Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$2,791	$55,715	$—	$1,192	$—	$59,698
Additions for credit losses not previously recorded	—	—	—	—	—	—
Change in allowance on securities with previous allowance	556	(402)	—	22	—	176
Reduction for securities sold during the period	—	(44,248)	—	—	—	(44,248)
Recoveries of amounts previously written off	—	(342)	—	(1,094)	—	(1,436)
Ending balance	$3,347	$10,723	$—	$120	$—	$14,190

	Three Months Ended June 30, 2020
	United States Municipalities, States and Territories	Corporate Securities	Commercial Mortgage Backed Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$—	$28,332	$—	$—	$—	$28,332
Additions for credit losses not previously recorded	—	18,417	5,847	777	—	25,041
Reduction for securities with credit losses due to intent to sell	—	—	(3,187)	—	—	(3,187)
Ending balance	$—	$46,749	$2,660	$777	$—	$50,186

	Six Months Ended June 30, 2021
	United States Municipalities, States and Territories	Corporate Securities	Commercial Mortgage Backed Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$2,844	$60,193	$—	$1,734	$—	$64,771
Additions for credit losses not previously recorded	—	705	—	111	—	816
Change in allowance on securities with previous allowance	503	925	—	(631)	—	797
Reduction for securities sold during the period	—	(50,758)	—	—	—	(50,758)
Recoveries of amounts previously written off	—	(342)	—	(1,094)	—	(1,436)
Ending balance	$3,347	$10,723	$—	$120	$—	$14,190

	Six Months Ended June 30, 2020
	United States Municipalities, States and Territories	Corporate Securities	Commercial Mortgage Backed Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$—	$—	$—	$—	$—	$—
Additions for credit losses not previously recorded	—	46,749	8,338	777	548	56,412
Reduction for securities with credit losses due to intent to sell	—	—	(5,678)	—	(548)	(6,226)
Ending balance	$—	$46,749	$2,660	$777	$—	$50,186

5. Mortgage Loans on Real Estate
Our financing receivables consist of the following three portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our mortgage loan portfolios are summarized in the following table. There were commitments outstanding of $177.6 million at June 30, 2021.

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Commercial mortgage loans:
Principal outstanding	$3,459,879	$3,580,154
Deferred fees and costs, net	(1,409)	(1,266)
Amortized cost	3,458,470	3,578,888
Valuation allowance	(22,498)	(25,529)
Commercial mortgage loans, carrying value	3,435,972	3,553,359

Agricultural mortgage loans:
Principal outstanding	277,427	245,807
Deferred fees and costs, net	(708)	(634)
Amortized cost	276,719	245,173
Valuation allowance	(454)	(2,130)
Agricultural mortgage loans, carrying value	276,265	243,043

Residential mortgage loans:
Principal outstanding	573,638	366,320
Deferred fees and costs, net	1,487	925
Unamortized discounts and premiums, net	16,212	5,212
Amortized cost	591,337	372,457
Valuation allowance	(3,629)	(3,370)
Residential mortgage loans, carrying value	587,708	369,087
Mortgage loans, carrying value	$4,299,945	$4,165,489
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

	June 30, 2021		December 31, 2020
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$676,448	19.6%	$699,741	19.5%
Middle Atlantic	294,619	8.5%	281,971	7.9%
Mountain	373,129	10.8%	391,025	10.9%
New England	24,475	0.7%	24,774	0.7%
Pacific	650,256	18.8%	659,743	18.4%
South Atlantic	779,690	22.5%	832,739	23.3%
West North Central	263,600	7.6%	266,050	7.4%
West South Central	397,662	11.5%	424,111	11.9%
	$3,459,879	100.0%	$3,580,154	100.0%
Property type distribution
Office	$292,968	8.5%	$297,065	8.3%
Medical Office	17,718	0.5%	20,584	0.6%
Retail	1,116,376	32.3%	1,187,484	33.2%
Industrial/Warehouse	911,293	26.3%	929,325	25.9%
Apartment	948,161	27.4%	939,084	26.2%
Mixed use/Other	173,363	5.0%	206,612	5.8%
	$3,459,879	100.0%	$3,580,154	100.0%

Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $277.4 million and $245.8 million as of June 30, 2021 and December 31, 2020, respectively. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $573.6 million and $366.3 million as of June 30, 2021 and December 31, 2020, respectively. These loans are collateralized by the related properties and diversified as to location within the United States.
Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Interest income is included in Net investment income on our consolidated statements of operations. Accrued interest receivable, which was $20.6 million and $16.6 million as of June 30, 2021 and December 31, 2020, respectively, is included in Accrued investment income on our consolidated balance sheets.
Loan Valuation Allowance
We establish a valuation allowance to provide for the risk of credit losses inherent in our mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost, which excludes accrued interest receivable. We do not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balances to net investment income in a timely manner. We did not charge off any uncollectible accrued interest receivable on our commercial, agricultural or residential mortgage loan portfolios for the three and six month periods ended June 30, 2021.
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

The following table represents a rollforward of the valuation allowance on our mortgage loan portfolios:

	Three Months Ended June 30, 2021
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(26,139)	$(439)	$(1,936)	$(28,514)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Change in provision for credit losses	3,641	(15)	(1,693)	1,933
Ending allowance balance	$(22,498)	$(454)	$(3,629)	$(26,581)

	Three Months Ended June 30, 2020
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(19,604)	$(172)	$—	$(19,776)
Charge-offs	1,485	—	—	1,485
Recoveries	712	—	—	712
Change in provision for credit losses	(712)	(148)	(1,650)	(2,510)
Ending allowance balance	$(18,119)	$(320)	$(1,650)	$(20,089)

	Six Months Ended June 30, 2021
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(25,529)	$(2,130)	$(3,370)	$(31,029)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Change in provision for credit losses	3,031	1,676	(259)	4,448
Ending allowance balance	$(22,498)	$(454)	$(3,629)	$(26,581)

	Six Months Ended June 30, 2020
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(17,579)	$(200)	$—	$(17,779)
Charge-offs	1,485	—	—	1,485
Recoveries	712	—	—	712
Change in provision for credit losses	(2,737)	(120)	(1,650)	(4,507)
Ending allowance balance	$(18,119)	$(320)	$(1,650)	$(20,089)
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
LTV and DSC ratios for our commercial mortgage loans are originally calculated at the time of loan origination and are updated annually for each loan using information such as rent rolls, assessment of lease maturity dates and property operating statements, which are reviewed in the context of current leasing and in place rents compared to market leasing and market rents. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our commercial mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at June 30, 2021 and December 31, 2020.
The amortized cost of our commercial mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at June 30, 2021 and December 31, 2020 (by year of origination):

	2021		2020		2019		2018		2017		Prior		Total
As of June 30, 2021:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$81,799	67%	$429,215	63%	$491,471	64%	$420,279	63%	$312,331	56%	$913,649	48%	$2,648,744	57%
Greater than or equal to 1.2 and less than 1.5	13,125	69%	86,440	64%	204,354	69%	85,124	73%	122,666	67%	145,080	59%	656,789	66%
Greater than or equal to 1.0 and less than 1.2	—	—%	23,671	78%	19,409	80%	—	—%	2,250	72%	44,910	58%	90,240	68%
Less than 1.0	—	—%	—	—%	38,128	66%	1,414	87%	10,853	78%	12,302	49%	62,697	66%
Total	$94,924	68%	$539,326	64%	$753,362	66%	$506,817	65%	$448,100	60%	$1,115,941	49%	$3,458,470	59%

	2020		2019		2018		2017		2016		Prior		Total
As of December 31, 2020:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$364,574	63%	$442,370	66%	$399,193	62%	$316,738	57%	$359,321	54%	$715,706	47%	$2,597,902	57%
Greater than or equal to 1.2 and less than 1.5	161,779	66%	226,166	70%	124,267	72%	124,564	67%	52,513	62%	111,690	55%	800,979	66%
Greater than or equal to 1.0 and less than 1.2	17,638	82%	22,917	67%	2,769	71%	7,597	66%	—	—%	32,327	65%	83,248	69%
Less than 1.0	—	—%	64,131	58%	1,441	89%	10,156	80%	—	—%	21,031	60%	96,759	61%
Total	$543,991	65%	$755,584	67%	$527,670	64%	$459,055	60%	$411,834	55%	$880,754	49%	$3,578,888	59%

LTV and DSC ratios for our agricultural mortgage loans are calculated at the time of loan origination and are evaluated annually for each loan using land value averages. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our agricultural mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at June 30, 2021 and December 31, 2020.
The amortized cost of our agricultural mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at June 30, 2021 and December 31, 2020 (by year of origination):

	2021		2020		2019		2018		2017		Prior		Total
As of June 30, 2021:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$12,108	39%	$84,764	57%	$11,841	49%	$25,000	11%	$—	—%	$—	—%	$133,713	46%
Greater than or equal to 1.2 and less than 1.5	10,829	54%	103,764	43%	3,385	22%	—	—%	—	—%	—	—%	117,978	44%
Greater than or equal to 1.0 and less than 1.2	7,479	44%	4,166	29%	4,758	50%	—	—%	—	—%	—	—%	16,403	44%
Less than 1.0	—	—%	8,625	59%	—	—%	—	—%	—	—%	—	—%	8,625	59%
Total	$30,416	45%	$201,319	50%	$19,984	45%	$25,000	11%	$—	—%	$—	—%	$276,719	45%

	2020		2019		2018		2017		2016		Prior		Total
As of December 31, 2020:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$78,631	52%	$13,985	47%	$25,000	11%	$—	—%	$—	—%	$—	—%	$117,616	43%
Greater than or equal to 1.2 and less than 1.5	101,879	44%	3,425	23%	—	—%	—	—%	—	—%	—	—%	105,304	44%
Greater than or equal to 1.0 and less than 1.2	4,213	37%	6,573	43%	—	—%	—	—%	—	—%	—	—%	10,786	41%
Less than 1.0	11,467	48%	—	—%	—	—%	—	—%	—	—%	—	—%	11,467	48%
Total	$196,190	47%	$23,983	42%	$25,000	11%	$—	—%	$—	—%	$—	—%	$245,173	43%

We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Aging of financing receivables is summarized in the following table (by year of origination):

	2021	2020	2019	2018	2017	Prior	Total
As of June 30, 2021:	(Dollars in thousands)
Commercial mortgage loans
Current	$94,924	$539,326	$753,362	$506,817	$448,100	$1,115,941	$3,458,470
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$94,924	$539,326	$753,362	$506,817	$448,100	$1,115,941	$3,458,470

Agricultural mortgage loans
Current	$30,416	$199,731	$19,984	$25,000	$—	$—	$275,131
30 - 59 days past due	—	1,588	—	—	—	—	1,588
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total agricultural mortgage loans	$30,416	$201,319	$19,984	$25,000	$—	$—	$276,719

Residential mortgage loans
Current	$183,180	$369,038	$20,126	$—	$—	$—	$572,344
30 - 59 days past due	2,383	7,652	107	—	—	—	10,142
60 - 89 days past due	—	2,992	—	—	—	—	2,992
Over 90 days past due	—	4,908	951	—	—	—	5,859
Total residential mortgage loans	$185,563	$384,590	$21,184	$—	$—	$—	$591,337

	2020	2019	2018	2017	2016	Prior	Total
As of December 31, 2020:	(Dollars in thousands)
Commercial mortgage loans
Current	$543,991	$755,584	$527,670	$459,055	$411,834	$880,754	$3,578,888
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$543,991	$755,584	$527,670	$459,055	$411,834	$880,754	$3,578,888

Agricultural mortgage loans
Current	$196,190	$23,983	$25,000	$—	$—	$—	$245,173
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total agricultural mortgage loans	$196,190	$23,983	$25,000	$—	$—	$—	$245,173

Residential mortgage loans
Current	$321,779	$24,951	$—	$—	$—	$—	$346,730
30 - 59 days past due	25,150	299	—	—	—	—	25,449
60 - 89 days past due	111	—	—	—	—	—	111
Over 90 days past due	167	—	—	—	—	—	167
Total residential mortgage loans	$347,207	$25,250	$—	$—	$—	$—	$372,457
Commercial, agricultural and residential mortgage loans are considered delinquent when they become 60 days or more past due. When loans become more than 90 days past due they are considered nonperforming and we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a delinquent loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a delinquent loan back to current, we will resume accruing interest income on that loan. There were ten loans in non-accrual status at June 30, 2021 and one loan in non-accrual status at December 31, 2020. We recognized no interest income on loans in non-accrual status during the three and six months ended June 30, 2021 and 2020.

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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. There were no mortgage loans that we determined to be a TDR at June 30, 2021 and December 31, 2020.
6. Variable Interest Entities
We have relationships with various types of entities which may be VIEs. One VIE is consolidated in our financial results. See Note 1, Significant Accounting Policies for further details on our consolidation accounting policies. As of June 30, 2021, we invested in one investment company real estate limited partnership which owns various limited liability companies that invest in residential real estate properties. This entity is a VIE as the legal entity’s equity investors have insufficient equity at risk and lack of power to direct the activities that most significantly impact the economic performance. We determined we are the primary beneficiary as a result of our power to control the entity through our significant ownership. Due to the nature of these real estate investments, the investment balance will fluctuate based on changes in the fair value of the properties as well as when purchases and sales of properties are made.
The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of the consolidated VIE, were $284.8 million as of June 30, 2021. The carrying amounts of our consolidated VIE liabilities for which creditors do not have recourse were $16.4 million as of June 30, 2021.
7. Derivative Instruments
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$1,459,754	$1,310,954
Warrants	211	—
	$1,459,965	$1,310,954

Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives, net	$8,384,764	$7,938,281

The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$500,793	$327,662	$897,069	$(614,274)
Warrants	87	—	116	—
Interest rate caps	—	—	—	62
	$500,880	$327,662	$897,185	$(614,212)
Change in fair value of embedded derivatives:
Fixed index annuities - embedded derivatives	$126,084	$913,984	$(251,037)	$(371,087)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	147,629	212,951	242,337	247,961
	$273,713	$1,126,935	$(8,700)	$(123,126)
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
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			June 30, 2021		December 31, 2020
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa2	$3,076,674	$115,369	$2,835,420	$95,378
Barclays	A	A1	5,049,615	189,275	5,710,978	277,692
Canadian Imperial Bank of Commerce	A+	Aa2	6,490,068	285,734	6,593,815	279,053
Citibank, N.A.	A+	Aa3	3,023,360	103,218	3,118,979	96,757
Credit Suisse	A+	Aa3	4,470,605	155,377	4,422,798	78,823
J.P. Morgan	A+	Aa2	2,837,898	80,767	3,600,636	54,762
Morgan Stanley	A+	Aa3	1,717,891	86,303	2,856,466	62,969
Royal Bank of Canada	AA-	A2	1,636,841	43,232	1,289,699	32,753
Societe Generale	A	A1	2,670,574	91,939	1,494,904	34,394
Truist	A	A2	2,409,885	98,081	2,375,124	96,573
Wells Fargo	A+	Aa2	5,417,625	202,896	4,848,541	196,801
Exchange traded			272,039	7,563	214,819	4,999
			$39,073,075	$1,459,754	$39,362,179	$1,310,954

As of June 30, 2021 and December 31, 2020, we held $1.4 billion and $1.3 billion, respectively, of cash and cash equivalents and other investments from counterparties for derivative collateral, which is included in Other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $31.5 million and $35.1 million at June 30, 2021 and December 31, 2020, respectively.
The future index credits on our fixed index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. We must value both the call options and the related forward embedded options in the policies at fair value.
We entered into an interest rate swap and interest rate caps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures. See Note 10 in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information on our subordinated debentures. As of June 30, 2021, all of our floating rate subordinated debentures have been redeemed and the interest rate swap and interest rate caps have been terminated. The terms of the interest rate swap provided that we paid a fixed rate of interest and received a floating rate of interest. The terms of the interest rate caps limited the three month LIBOR to 2.50%. The interest rate swap and caps were not effective hedges under accounting guidance for derivative instruments and hedging activities. Therefore, we recorded the interest rate swap and caps at fair value and any net cash payments received or paid were included in the change in fair value of derivatives in the unaudited consolidated statements of operations.
8. Notes Payable and Amounts Due Under Repurchase Agreements
Notes payable includes the following:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Senior notes due 2027
Principal	$500,000	$500,000
Unamortized debt issue costs	(3,815)	(4,086)
Unamortized discount	(230)	(246)
	$495,955	$495,668
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
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $32.8 million and $28.7 million during the three and six months ended June 30, 2020, respectively. We had no borrowings under repurchase agreements during the three and six months ended June 30, 2021. The maximum amount borrowed was $186.4 million during the six months ended June 30, 2020. The weighted average interest rate on amounts due under repurchase agreements was 1.89% and 1.73% for the three and six months ended June 30, 2020, respectively.
9. Commitments and Contingencies
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
In addition to our commitments to fund mortgage loans, we have unfunded commitments at June 30, 2021 to limited partnerships of $39.6 million and to fixed maturity securities of $1.0 million.
10. Earnings (Loss) Per Common Share and Stockholders' Equity
Earnings (Loss) Per Common Share
The following table sets forth the computation of earnings (loss) per common share and earnings (loss) per common share - assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) available to common stockholders - numerator for earnings (loss) per common share	$(65,613)	$(253,379)	$206,152	$(17,043)

Denominator:
Weighted average common shares outstanding	94,800,734	91,803,312	95,265,212	91,723,814
Effect of dilutive securities:
Stock options and deferred compensation agreements	255,426	63,265	218,240	100,277
Restricted stock and restricted stock units	322,503	160,276	311,132	199,875
Denominator for earnings (loss) per common share - assuming dilution	95,378,663	92,026,853	95,794,584	92,023,966

Earnings (loss) per common share	$(0.69)	$(2.76)	$2.16	$(0.19)
Earnings (loss) per common share - assuming dilution	$(0.69)	$(2.76)	$2.15	$(0.19)
During the three and six months ended June 30, 2021, there were 182,689 options to purchase shares of our common stock outstanding, with an exercise price of $31.63 - $32.58, excluded from the computation of diluted earnings (loss) per common share. During the three months ended June 30, 2020, there were 519,285 options to purchase shares of our common stock outstanding, with an exercise price of $24.79 - $26.70, excluded from the computation of diluted loss per common share. During the six months ended June 30, 2020, there were 50,000 options to purchase shares of our common stock outstanding, with an exercise price of $26.70, excluded from the computation of diluted loss per share.
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
Dividends on the Series A and Series B preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the first day of March, June, September and December of each year, commencing on March 1, 2020 for Series A and on December 1, 2020 for Series B. For the three and six months ended June 30, 2021, we paid dividends totaling $6.0 million and $11.9 million on the Series A preferred stock and $4.9 million and $9.9 million on the Series B preferred stock, respectively. For the three and six months ended June 30, 2020, we paid dividends totaling $6.0 million and $12.6 million on the Series A preferred stock, respectively. The Series A and Series B preferred stock rank senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference. The Series A and Series B preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions.
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

Share Repurchase Program
On October 18, 2020, the Company's Board of Directors approved a $500 million share repurchase program. The purpose of the share repurchase program is to both offset dilution from the issuance of shares to Brookfield and to institute a regular cash return program for shareholders. We started the buyback program on October 30, 2020 and have repurchased 5.0 million shares of our common stock for $148.1 million in the open market as of June 30, 2021.
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
As of June 30, 2021, we have repurchased approximately 9.1 million shares of our common stock at an average price of $29.02 per common share.
Treasury Stock
As of June 30, 2021, we held 9,895,711 shares of treasury stock with a carrying value of $259.3 million. As of December 31, 2020, we held 6,516,525 shares of treasury stock with a carrying value of $151.6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at June 30, 2021, and the unaudited consolidated results of operations for the three and six month periods ended June 30, 2021 and 2020, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2020. Interim operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the entire year. Preparation of financial statements requires use of management estimates and assumptions.
Cautionary Statement Regarding Forward-Looking Information
All statements, trend analysis and other information contained in this report and elsewhere (such as in filings by us with the SEC, press releases, presentations by us or management or oral statements) may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events and do not relate strictly to historical or current facts. They may relate to markets for our products, trends in our operations or financial results, strategic alternatives, future operations, strategies, plans, partnerships, investments, share buybacks and other financial developments. They use words and terms such as accelerate, anticipate, believe, can, could, enable, estimate, evolve, expect, improve, intend, look forward, may, migrating, model, objective, opportunity, outlook, plan, potential, project, seek, should, strategy, sustainable, target, will, would, and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all forms of speech and derivative forms, or similar words, as well as any projections of future events or results. Forward-looking statements, by their nature, are subject to a variety of assumptions, risks, and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Factors that may cause our actual decisions or results to differ materially from those contemplated by these forward-looking statements include, among other things:
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
The Investment Management pillar will enable the return on assets to generate adequate spread income. In an environment where risk free rates are approximately one percent, insurers need to invest for better risk-adjusted yields than what are available in traditional fixed income securities. Our investment strategy is to look for opportunities to invest in alpha-producing specialty sub-sectors like middle market credit and sectors with contractually strong cash flows like real estate and infrastructure. Our investment management strategy includes forming partnerships with certain asset managers that will provide access to specific asset sectors, resulting in a sustainable supply of quality private investments, in addition to traditional fixed income securities. The partnerships with asset managers may include us taking an equity interest in the asset manager to create greater alignment or forming an alternate economic sharing arrangement so we benefit as our partners scale their platforms with third party assets under management.
The Capital Structure pillar is focused on greater use of reinsurance structuring to both optimize asset allocation for our balance sheet and enable American Equity Life to free up capital and become a capital-light company over time. We are working diligently to complete in 2021 the announced reinsurance relationships with Brookfield Asset Management Inc. and its affiliated entities (collectively, "Brookfield") and the formation of our own reinsurance platform, as well as working on other potential reinsurance arrangements. These transactions will enable us to achieve three business outcomes over time: first, free up capital to potentially return to shareholders, second, redeploy capital into higher yielding alpha generating assets to grow investment income relative to new money yields in a traditional core fixed income portfolio and third, successfully demonstrating the first two outcomes will allow us to raise third-party capital into reinsurance vehicles ("side-cars") to provide risk capital to back a portion of our existing liabilities and future sales of annuity products. This will enable us to convert from an investment spread business with our own capital at risk into a combination spread based and fee based business with externally sourced risk capital. In combination, we expect these three outcomes to generate sustained, deployable capital for shareholders and significant accretion in return on equity (“ROE”) over time.
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

The migration towards the AEL 2.0 business model will result in 2021 being a transitionary year for our financial results. We are migrating a fairly large balance sheet from a legacy core fixed income asset strategy with relatively higher asset leverage to a new asset allocation approach encompassing lower asset leverage, capital structure optimization through reinsurance and third-party capital, and utilization of alpha-producing assets to both improve sustainability of investment results in a low-interest rate environment and deliver superior, loss adjusted net yield over time. The scaling of alpha-producing assets is expected to be a multi-year journey. We are planning to add between $1 billion and $2 billion in private assets during 2021 and growing to a pace of 5% or greater of the portfolio in each subsequent year to evolve into our new asset allocation of 30% or greater in private assets.
During the second quarter of 2021, we made progress in the execution of the AEL 2.0 strategy. Key areas of progress included the following:
•we continued revitalization of our Go-to-Market strategy pillar. Go-to-Market has been trending upward since the fourth quarter of last year. Our fixed index annuity sales were driven by the new competitive indices we introduced to the AssetShield product in February. At Eagle Life, the increase in fixed index annuity sales was driven by new relationships, a new income product, and an increase in our employee wholesaler force;
•we started leveraging our asset management partnerships to invest in single-family rental homes and middle market loans consistent with ramping towards the AEL 2.0 asset allocation strategy. Year-to-date, we have purchased over $800 million of privately-sourced alpha generating assets.
•we reached agreement with Brookfield on a reinsurance contract that covers both a portion of our in-force and new business flow. We have filed the agreement with our regulator for approval. We look forward to receiving regulatory approval and closing on the reinsurance treaty and the second half of the anticipated equity investment from Brookfield shortly after we receive regulatory approval.
On October 18, 2020, the Company's Board of Directors approved a $500 million share repurchase program. The purpose of the share repurchase program is to both offset dilution from the issuance of shares to Brookfield and to institute a regular cash return program for shareholders. On July 1, 2021, we completed our share-repurchase of 9.1 million shares since starting our buyback in the fourth quarter of last year, which fully offset the impact of shares issued to Brookfield. The buyback included the repurchase of 3 million shares in the second quarter for $95.1 million. As of August 6, 2021, we have repurchased approximately 9.1 million shares of our common stock at an average price of $29.04 per common share.
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
On July 29, 2021, A.M. Best affirmed its "A-" financial strength rating on American Equity Investment Life Insurance Company and its subsidiaries, American Equity Investment Life Insurance Company of New York and Eagle Life Insurance Company, its "bbb-" long-term issuer credit rating of American Equity Investment Life Holding Company, its "bbb-" senior unsecured debt ratings, and its "bb" perpetual, non-cumulative preferred stock ratings. The outlook for these credit ratings of "stable" was also affirmed by A.M. Best on July 29, 2021.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average yield on invested assets	3.51%	4.12%	3.54%	4.24%
Aggregate cost of money	1.56%	1.73%	1.57%	1.73%
Aggregate investment spread	1.95%	2.39%	1.97%	2.51%

Impact of:
Investment yield - additional prepayment income	0.10%	0.03%	0.11%	0.04%
Cost of money benefit from over hedging	0.04%	(0.01)%	0.03%	0.02%
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

Average yield on invested assets decreased primarily as a result of a higher level of cash and cash equivalent holdings during the three and six months ended June 30, 2021 compared to the same period in 2020. The higher level of cash and cash equivalent holdings was a result of our decision to execute a series of trades in the fourth quarter of 2020 designed to raise liquidity to fund block reinsurance transactions and de-risk the investment portfolio. Investment yields on investments purchased and funded during the first quarter of 2021 and most of 2020 were at average rates below the overall portfolio yield excluding the impact of cash and cash equivalent holdings on the overall portfolio yield. See Net investment income. Active management of policyholder crediting rates has continued to lower the aggregate cost of money. We expect to have flexibility to reduce our crediting rates if necessary and could decrease our cost of money by approximately 58 basis points if we reduce current rates to guaranteed minimums.
Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020
Annuity deposits by product type collected during the three and six months ended June 30, 2021 and 2020, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
American Equity Investment Life Insurance Company:
Fixed index annuities	$702,605	$472,899	$1,219,600	$1,058,962
Annual reset fixed rate annuities	1,656	2,316	3,823	4,647
Multi-year fixed rate annuities	47,674	83	834,866	452
Single premium immediate annuities	15,430	10,084	29,389	15,482
	767,365	485,382	2,087,678	1,079,543
Eagle Life Insurance Company:
Fixed index annuities	184,520	72,371	333,356	178,873
Annual reset fixed rate annuities	175	17	337	58
Multi-year fixed rate annuities	228,197	1,031	1,193,622	5,180
	412,892	73,419	1,527,315	184,111
Consolidated:
Fixed index annuities	887,125	545,270	1,552,956	1,237,835
Annual reset fixed rate annuities	1,831	2,333	4,160	4,705
Multi-year fixed rate annuities	275,871	1,114	2,028,488	5,632
Single premium immediate annuities	15,430	10,084	29,389	15,482
Total before coinsurance ceded	1,180,257	558,801	3,614,993	1,263,654
Coinsurance ceded	3,702	5,691	6,750	23,394
Net after coinsurance ceded	$1,176,555	$553,110	$3,608,243	$1,240,260
Annuity deposits before and after coinsurance ceded increased 111% and 113%, respectively, during the second quarter of 2021 compared to the same period in 2020 and increased 186% and 191%, respectively, during the six months ended June 30, 2021 compared to the same period in 2020. The increases in sales in for the three and six months ended June 30, 2021 compared to the same periods in 2020 were driven by the sales of multi-year fixed rate annuity products introduced in late 2020 at both American Equity Life and Eagle Life and increased sales of fixed index annuities at both American Equity Life and Eagle Life. We are focused on our fixed index annuity products with recent product refreshes including the addition of three proprietary indices to our AssetShield product at American Equity Life and the addition of a guaranteed retirement income product at Eagle Life. We are targeting total sales of $5 billion to $6 billion in 2021.
Prior to January 1, 2021, we had been ceding 80% of the annuity deposits received from certain multi-year rate guaranteed annuities and 20% of certain fixed index annuities sold by Eagle Life through broker/dealers and banks to an unaffiliated reinsurer. Beginning January 1, 2021, no new business is being ceded to the unaffiliated reinsurer which caused the decreases in coinsurance ceded premiums for the three and six months ended June 30, 2021 compared to the same periods in 2020.
Net income (loss) available to common stockholders decreased to $(65.6) million in the second quarter of 2021 and increased to $206.2 million for the six months ended June 30, 2021 compared to $(253.4) million and $(17.0) million for the same periods in 2020.
Net income (loss) available to common stockholders for the three and six months ended June 30, 2021 was negatively impacted by a decrease in the aggregate investment spread as previously noted. Net income, in general, is impacted by the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 6% to $56.2 billion for the second quarter of 2021 and 4% to $55.6 billion for the six months ended June 30, 2021 compared to $53.2 billion and $53.2 billion for the same periods in 2020. Our investment spread measured in dollars was $277.2 million for the second quarter of 2021 and $552.8 million for the six months ended June 30, 2021 compared to $308.9 million and $648.0 million for the same periods in 2020. Our investment spread has been negatively impacted by the extended low interest rate environment and by holding higher levels of cash and cash equivalents (see Net investment income). The higher levels of cash and cash equivalent holdings will continue until the Brookfield reinsurance transactions (and, potentially, others) are executed and excess cash and cash equivalent holdings are invested. We expect to invest most of the cash balances above our target cash levels into traditional fixed income securities during the rest of 2021. The impact of the extended low interest rate environment and higher cash and cash equivalent holdings has been partially offset by a lower aggregate cost of money due to our continued active management of new business and renewal rates. Net income available to common stockholders for the three and six months ended June 30, 2021 was negatively impacted by an increase in other operating costs and expenses (see Other operating costs and expenses). We expect operating costs to trend higher over the coming quarters, as we will build out the necessary infrastructure to continue execution of the AEL 2.0 strategy. We expect the level of other operating costs and expenses to settle into the high $40 million range each quarter beginning during 2022, post refinancing our existing redundant reserve financing facilities.
Net income (loss) was also impacted by the change in the fair value of derivatives and embedded derivatives, which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income (loss) for the three months ended June 30, 2021 was negatively impacted by a net decrease in the discount rates used to estimate the fair value of our embedded derivative liabilities, the impact of which was partially offset by decreases in amortization of deferred policy acquisition costs and deferred sales inducements related to the change in fair value of derivatives and embedded derivatives. Net income (loss) for the six months ended June 30, 2021 was positively impacted by a net increase in the discount rates used to estimate the fair value of our embedded derivative liabilities, the impact of which was partially offset by increases in amortization of deferred policy acquisition costs and deferred sales inducements related to the change in fair value of derivatives and embedded derivatives. Net income (loss) for the three and six months ended June 30, 2020 was negatively impacted by net decreases in the discount rates used to estimate the fair value of our embedded derivative liabilities, the impact of which was partially offset by decreases in amortization of deferred policy acquisition costs and deferred sales inducements related to the change in fair value of derivatives and embedded derivatives. See Change in fair value of derivatives, Change in fair value of embedded derivatives, Amortization of deferred sales inducements and Amortization of deferred policy acquisition costs.
Net income (loss) for the three and six months ended June 30, 2020 includes a benefit from the revision of assumptions used in determining the embedded derivative component of our fixed index annuity policy benefit reserves. The revision consisted of a refinement in the derivation of the discount rate used in calculating the fair value of embedded derivatives. The impact decreased change in fair value of embedded derivatives by $230.1 million, increased amortization of deferred sales inducements and deferred policy acquisition costs by $36.7 million and $57.6 million, respectively, and decreased both net loss and net loss available to common stockholders by $106.5 million.
Net income (loss) for the six months ended June 30, 2020 was impacted by a discrete tax item that provided a tax benefit of $30.8 million related to the provision of the Coronavirus Aid, Relief, and Economic Security Act that allows net operating losses for 2018 through 2020 to be carried back to previous tax years in which a 35% statutory tax rate was in effect.
Non-GAAP operating income available to common stockholders, a non-GAAP financial measure, increased to $93.8 million in the second quarter of 2021 and decreased to $135.2 million for the six months ended June 30, 2021 compared to $93.1 million and $247.2 million for the same periods in 2020.
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

The adjustments made to net income (loss) available to common stockholders to arrive at non-GAAP operating income available to common stockholders for the three and six months ended June 30, 2021 and 2020 are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Reconciliation from net income (loss) available to common stockholders to non-GAAP operating income available to common stockholders:
Net income (loss) available to common stockholders	$(65,613)	$(253,379)	$206,152	$(17,043)
Adjustments to arrive at non-GAAP operating income available to common stockholders:
Net realized gains/losses on financial assets, including credit losses	2,912	18,492	6,428	34,841
Change in fair value of derivatives and embedded derivatives - fixed index annuities	200,767	423,590	(96,867)	303,136
Change in fair value of derivatives - interest rate caps and swap	—	—	—	(848)
Income taxes	(44,278)	(95,599)	19,516	(72,897)
Non-GAAP operating income available to common stockholders	$93,788	$93,104	$135,229	$247,189
The amounts disclosed in the reconciliation above are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and accretion of lifetime income benefit rider reserves where applicable.
The increase in non-GAAP operating income available to common stockholders for the three months ended June 30, 2021 compared to the same period in 2020 was primarily attributable to a smaller increase in the liability for future benefits to be paid for lifetime income benefit riders which was substantially offset by a decrease in aggregate investment spread previously noted and an increase in other operating costs and expenses. The decrease in non-GAAP operating income available to common stockholders for the six months ended June 30, 2021 compared to the same period in 2020 was primarily attributable to a decrease in aggregate investment spread, increases in amortization of deferred sales inducements and deferred policy acquisition costs and an increase in other operating costs and expenses offset by a smaller increase in the liability for future benefits to be paid for lifetime income benefit riders. See Net investment income, Interest sensitive and index product benefits, Amortization of deferred sales inducements, Amortization of deferred policy acquisition costs and Other operating costs and expenses.
Non-GAAP operating income available to common stockholders for the six months ended June 30, 2020 was impacted by a $30.8 million tax benefit from a discrete tax item related to the Coronavirus Aid, Relief, and Economic Security Act. See Net income (loss) available to common stockholders.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 1% to $63.8 million in the second quarter of 2021 and 1% to $123.8 million for the six months ended June 30, 2021 compared to $63.4 million and $123.0 million for the same periods in 2020. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Surrender charges	$18,057	$19,390	$37,538	$39,095
Lifetime income benefit riders (LIBR) fees	45,702	44,048	86,303	83,892
	$63,759	$63,438	$123,841	$122,987

Withdrawals from annuity policies subject to surrender charges	$300,831	$202,187	$561,489	$396,977
Average surrender charge collected on withdrawals subject to surrender charges	6.0%	9.6%	6.7%	9.8%

Fund values on policies subject to LIBR fees	$6,019,984	$5,837,051	$11,324,365	$11,032,388
Weighted average per policy LIBR fee	0.76%	0.75%	0.76%	0.76%
The increases in annuity product charges for the three and six month periods ended June 30, 2021 compared to the same periods in 2020 were attributable to increases in fees assessed for lifetime income benefit riders due to larger volumes of business in force subject to the fee compared to the prior periods. The increases in fees assessed for lifetime income benefit riders were offset by decreases in surrender charges collected on withdrawals as the increases in withdrawals from annuity policies subject to surrender charges were more than offset by lower average surrender charges collected on those withdrawals due to changes in the surrender charge levels on policies that were surrendered during the three and six months ended June 30, 2021 compared to the same periods in 2020. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders.

Net investment income decreased 8% to $499.3 million in the second quarter of 2021 and 11% to $996.5 million for the six months ended June 30, 2021 compared to $543.7 million and $1,117.0 million for the same periods in 2020. The decreases were principally attributable to decreases in average yield earned on average invested assets during the three and six months ended June 30, 2021 compared to the same periods in 2020, partially offset by increases in our average invested assets during the three and six months ended June 30, 2021 compared to the same periods in 2020. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 8% to $57.0 billion for the second quarter of 2021 and 7% to $56.4 billion for the six months ended June 30, 2021 compared to $52.9 billion and $52.8 billion for the same periods in 2020.
The average yield earned on average invested assets was 3.51% for the second quarter of 2021 and 3.54% for the six months ended June 30, 2021 compared to 4.12% and 4.24% for the same periods in 2020. The decreases in average yield earned for the three and six months ended June 30, 2021 compared to the same periods in 2020 were primarily attributable to increases in our level of cash and cash equivalent holdings as previously described and investment of new premiums and portfolio cash flows during the first half of 2021 and most of 2020 at average rates below the overall portfolio yield, excluding the impact of cash and cash equivalent holdings on the overall portfolio yield. Cash and cash equivalents holdings averaged $10.0 billion during the three months ended June 30, 2021 compared to $1.4 billion during the three months ended June 30, 2020. As of June 30, 2021, we held approximately $10 billion of cash and cash equivalents yielding 0.02%. We intend to hold approximately 1% to 2% of our investment portfolio in cash and cash equivalents once we are fully invested.
The expected return on investments purchased during the three and six months ended June 30, 2021 was 4.15% and 3.99%, net of third-party investment management expenses. Purchases for the three months ended June 30, 2021 included $1.1 billion of fixed maturity securities with an expected return of 3.38% and $569 million of privately sourced assets with an expected return of 5.67%. The privately sourced assets include investments in investment real estate and middle market loans through our asset management partnerships, as well as ongoing origination of mortgage loans. The expected return on investments purchased during the three and six months ended June 30, 2020 was 4.58% and 3.78%.
Change in fair value of derivatives primarily consists of call options purchased to fund annual index credits on fixed index annuities. The components of change in fair value of derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Call options:
Gain on option expiration	$533,412	$(109,367)	$711,478	$736
Change in unrealized gains/losses	(32,619)	437,029	185,591	(615,010)
Warrants	87	—	116	—
Interest rate caps	—	—	—	62
	$500,880	$327,662	$897,185	$(614,212)
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based which impacts the level of gains on call option expirations, the fair values of those call options and changes in the fair values of those call options between periods. The changes in gain on option expiration and unrealized gains/losses on call options for the three and six months ended June 30, 2021 compared to the same periods in 2020 reflect the impact of the recovery of the equity markets subsequent to the equity markets decline in March of 2020 related to the economic uncertainty caused by the COVID-19 pandemic. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
S&P 500 Index
Point-to-point strategy	1.0% - 34.5%	0.0% - 7.0%	0.0% - 42.6%	0.0% - 17.4%
Monthly average strategy	1.0% - 23.7%	0.0% - 8.0%	0.0% - 29.4%	0.0% - 11.9%
Monthly point-to-point strategy	0.6% - 21.7%	0.0% - 0.0%	0.0% - 21.7%	0.0% - 14.0%
Volatility control index point-to-point strategy	0.0% - 9.7%	0.0% - 2.0%	0.0% - 9.7%	0.0% - 9.3%
Fixed income (bond index) strategies	0.0% - 5.9%	0.0% - 10.0%	0.0% - 10.0%	0.0% - 13.6%
The change in fair value of derivatives is also influenced by the aggregate cost of options purchased. The aggregate cost of options for the three and six months ended June 30, 2021 were lower than for the same periods in 2020 as option costs generally decreased during 2020 and into 2021. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2020.

Net realized gains (losses) on investments includes gains and losses on the sale of securities and other investments and changes in allowances for credit losses on our securities and mortgage loans on real estate. Net realized gains (losses) on investments fluctuate from year to year primarily due to changes in the interest rate and economic environment and the timing of the sale of investments. See Note 4 and Note 5 to our unaudited consolidated financial statements and Financial Condition - Credit Losses for a detailed presentation of the types of investments that generated the gains (losses) as well as discussion of credit losses on our securities recognized during the periods presented and Financial Condition - Investments and Note 5 to our unaudited consolidated financial statements for discussion of credit losses recognized on mortgage loans on real estate.
Securities sold at losses are generally due to our long-term fundamental concern with the issuers' ability to meet their future financial obligations or to improve our risk or duration profiles as they pertain to our asset liability management. During the six months ended June 30, 2020, securities were sold in order to increase our cash and cash equivalent holdings in response to the COVID-19 pandemic.
Interest sensitive and index product benefits increased 237% to $813.0 million in the second quarter of 2021 and 101% to $1,289.6 million for the six months ended June 30, 2021 compared to $241.0 million and $641.2 million for the same periods in 2020. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Index credits on index policies	$714,291	$97,875	$1,060,028	$376,815
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	64,519	48,025	122,642	100,036
Lifetime income benefit riders	34,171	95,092	106,906	164,360
	$812,981	$240,992	$1,289,576	$641,211
The increases in index credits for the three and six months ended June 30, 2021 compared to the same periods in 2020 were due to changes in the level of appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $720.5 million and $1,069.6 million for the three and six months ended June 30, 2021, compared to $97.0 million and $382.3 million for the same periods in 2020. The increases in interest credited for the three and six months ended June 30, 2021 compared to the same periods in 2020 were due to increases in sales of single premium deferred annuity products that receive a fixed rate of interest partially offset by a reduction in interest credited to funds allocated to the fixed option within our fixed index annuities due to a decrease in the average balance allocated to the fixed option. The decreases in benefits recognized for lifetime income benefit riders for the three and six months ended June 30, 2021 compared to the same periods in 2020 were primarily due to the level of index credits on index policies for the three and six months ended June 30, 2021 compared to the same period in 2020.
The liability (net of coinsurance ceded) for lifetime income benefit riders was $2.5 billion and $2.5 billion at June 30, 2021 and December 31, 2020, respectively which includes the impact of unrealized gains and losses on available for sale securities on the liability for lifetime income benefit riders of $508.0 million and $584.6 million at June 30, 2021 and December 31, 2020, respectively.
Amortization of deferred sales inducements before gross profit adjustments decreased for the three months ended June 30, 2021 compared to the same period in 2020 and increased for the six months ended June 30, 2021 compared to the same period in 2020. Amortization of deferred sales inducements is based on historical, current and future expected gross profits. The changes in amortization from period to period are the result of differences in actual gross profits compared to expected or modeled gross profits and changes to the underlying business. The primary reason for the increase in amortization of deferred sales inducements before gross profit adjustments for the six months ended June 30, 2021 compared to the same period in 2020 was due to reductions to certain crediting rates made during the six months ended June 30, 2020 that increased future expected gross profits and reduced amortization for the six months ended June 30, 2020. Offsetting this impact were index credits on index policies for the six months ended June 30, 2021 being in excess of index credits on index policies for the same period of 2020 and actual gross profits for the six months ended June 30, 2021 being lower than actual gross profits for the same period in 2020 both which resulted in lower amortization for the six months ended June 30, 2021 compared to the same period in 2020. Amortization of deferred sales inducements before gross profit adjustments for the three months ended June 30, 2021 and 2020 was flat as the three months ended June 30, 2021 benefited from the impact of strong index credits on index policies and lower actual gross profits while the three months ended June 30, 2020 benefited from the crediting rate changes noted above. Bonus products represented 73% and 77% of our net annuity account values at June 30, 2021 and June 30, 2020, respectively. The amount of amortization is affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years.

Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$39,554	$40,333	$92,741	$84,241
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(52,106)	(112,842)	18,139	(81,043)
Net realized losses on investments	32	(2,669)	(425)	(4,785)
Amortization of deferred sales inducements after gross profit adjustments	$(12,520)	$(75,178)	$110,455	$(1,587)
Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives (see Note 7 to our unaudited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Fixed index annuities - embedded derivatives	$126,084	$913,984	$(251,037)	$(371,087)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	147,629	212,951	242,337	247,961
	$273,713	$1,126,935	$(8,700)	$(123,126)
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
The primary reason for the increase in the change in fair value of the fixed index annuity embedded derivatives during the six months ended June 30, 2021 compared to the same period of 2020 was an increase in the expected index credits on the next policy anniversary dates resulting from increases in the fair value of the call options acquired to fund these index credits during the six months ended June 30, 2021 compared to decreases in the expected index credits resulting from decreases in the fair value of the call options acquired to fund these index credits during the six months ended June 30, 2020. This increase was partially offset by an increase in the net discount rate during the six months ended June 30, 2021 compared to the same period of 2020. The increase in the net discount rate for the six months ended June 30, 2021 consists primarily of an increase in treasury rates. The discount rates used in estimating our embedded derivative liabilities fluctuate based on the changes in the general level of risk free interest rates and our own credit spread. The primary reasons for the decrease in the change in fair value of the fixed index annuity embedded derivatives during the three months ended June 30, 2021 compared to the same period in 2020 were a smaller decrease in the net discount rate for the three months ended June 30, 2021 compared to the same period of 2020 and decreases in the expected index credits on the next policy anniversary dates resulting from decreases in the fair value of the call options acquired to fund these index credits during the three months ended June 30, 2021 compared to the same period of 2020.

Amortization of deferred policy acquisition costs before gross profit adjustments increased for the three and six months ended June 30, 2021 compared to the same periods in 2020. Amortization of deferred policy acquisition costs is based on historical, current and future expected gross profits. The changes in amortization from period to period are the result of differences in actual gross profits compared to expected or modeled gross profits and changes to the underlying business. The primary reason for the increase in amortization of deferred policy acquisition costs before gross profit adjustments for the six months ended June 30, 2021 compared to the same period in 2020 was due to reductions to certain crediting rates made during the six months ended June 30, 2020 that increased future expected gross profits and reduced amortization for the six months ended June 30, 2020. Offsetting this impact were index credits on index policies for the six months ended June 30, 2021 being in excess of index credits on index policies for the same period of 2020 and actual gross profits for the six months ended June 30, 2021 being lower than actual gross profits for the same period in 2020 both which resulted in lower amortization for the six months ended June 30, 2021 compared to the same period in 2020. Amortization of deferred policy acquisition costs before gross profit adjustments for the three months ended June 30, 2021 and 2020 was flat as the three months ended June 30, 2021 benefited from the impact of strong index credits on index policies and lower actual gross profits while the three months ended June 30, 2020 benefited from the crediting rate changes noted above. The amount of amortization is affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts.
Amortization of deferred policy acquisition costs is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$61,496	$61,240	$140,153	$127,496
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	(78,395)	(177,014)	47,525	(119,375)
Net realized losses on investments	(7)	(4,115)	(761)	(7,308)
Amortization of deferred policy acquisition costs after gross profit adjustments	$(16,906)	$(119,889)	$186,917	$813
Other operating costs and expenses increased 55% to $65.1 million in the second quarter of 2021 and 41% to $120.9 million for the six months ended June 30, 2021 compared to $42.0 million and $85.6 million for the same periods in 2020 and are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Salary and benefits	$35,755	$21,832	$63,708	$43,987
Risk charges	11,754	11,107	23,796	21,947
Other	17,541	9,012	33,411	19,643
Total other operating costs and expenses	$65,050	$41,951	$120,915	$85,577
Salary and benefits for the three and six months ended June 30, 2021 increased $13.9 million and $19.7 million, respectively, compared to the same periods in 2020. These increases are primarily a result of an increase in salary and benefits of $6.0 million and an increase of $8.2 million related to expense recognized under our equity and cash incentive compensation programs ("incentive compensation programs") for the three months ended June 30, 2021 compared to the same period in 2020 and an increase in salary and benefits of $7.8 million and an increase of $11.6 million related to incentive compensation programs for the six months ended June 30, 2021 compared to the same period in 2020. The increases in salary and benefits were primarily due to an increased number of employees related to our continued growth and implementation of AEL 2.0. The increases in expenses related to our incentive compensation programs were primarily due to an increase in the expected payouts due to a larger number of employees participating in the programs and higher potential payouts for certain employees participating in the programs. The increases in salary and benefits for both the three and six months ended June 30, 2021 include $5.1 million of expenses associated with talent transition as we implement the AEL 2.0 strategy.
The increases in risk charges expense for the three and six months ended June 30, 2021 compared to the same periods in 2020 were due to increases in the amount of excess regulatory reserves ceded to an unaffiliated reinsurer. The excess regulatory reserves ceded at June 30, 2021 and 2020 were $1,446.1 million and $1,276.6 million, respectively.
Other expenses increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily as a result of increases in legal and consulting fees related to the implementation of AEL 2.0 and increases in depreciation and maintenance expense related to software and hardware assets.

Income tax expense (benefit) was $(15.7) million in the second quarter of 2021 and $62.8 million for the six months ended June 30, 2021 compared to $(68.5) million and $(41.2) million for the same periods in 2020. The changes in income tax expense (benefit) were primarily due to changes in income (loss) before income taxes as well as changes in the effective income tax rates. The effective income tax rates for the three and six months ended June 30, 2021 were 22.3% and 21.6%, respectively, and 21.7% and 90.2% for the same periods in 2020, respectively.
Income tax expense (benefit) and the resulting effective tax rate are based upon two components of income (loss) before income taxes ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at a statutory rate of approximately 21.5% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income (loss) for the parent company and other nonlife insurance subsidiaries (the "nonlife insurance group") is generally taxed at a statutory tax rate of 28.7% reflecting the combined federal and state income tax rates. The effective income tax rates resulting from the combination of the income tax provisions for the life and nonlife sources of income (loss) vary from period to period based primarily on the relative size of pretax income from the two sources.
The effective tax rates for the three and six months ended June 30, 2021 and the three months ended June 30, 2020 were not significantly impacted by discrete tax items. The effective tax rate for the six months ended June 30, 2020 was impacted by a discrete tax item that provided a tax benefit of $30.8 million related to the provision of the Coronavirus Aid, Relief, and Economic Security Act that allowed net operating losses for 2018 through 2020 to be carried back to previous tax years in which a 35% statutory tax rate was in effect. The effective income tax rates excluding the impact of discrete items were 22.1% and 21.6%, respectively, for the three and six months ended June 30, 2021 and 21.7% and 22.0% for the same periods in 2020, respectively.

Financial Condition
Investments
Our investment strategy is to maximize current income and total investment return through active management while maintaining a responsible asset allocation strategy containing high credit quality investments and providing adequate liquidity to meet our cash obligations to policyholders and others. Our investment strategy is also reflective of insurance statutes, which regulate the type of investments that our life subsidiaries are permitted to make and which limit the amount of funds that may be used for any one type of investment.
As previously noted, as part of our AEL 2.0 investment pillar, we intend to ramp up our allocation to alpha assets by partnering with proven asset managers in our focus expansion sectors of middle market credit, real estate, infrastructure debt and agricultural loans.
The composition of our investment portfolio is summarized as follows:

	June 30, 2021		December 31, 2020
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$38,879	0.1%	$39,771	0.1%
United States Government sponsored agencies	1,046,186	2.0%	1,039,551	1.9%
United States municipalities, states and territories	3,700,225	6.9%	3,776,131	7.0%
Foreign government obligations	197,330	0.4%	202,706	0.4%
Corporate securities	31,455,817	58.6%	31,156,827	58.1%
Residential mortgage backed securities	1,192,423	2.2%	1,512,831	2.8%
Commercial mortgage backed securities	4,175,517	7.8%	4,261,227	8.0%
Other asset backed securities	4,852,879	9.0%	5,549,849	10.4%
Total fixed maturity securities	46,659,256	87.0%	47,538,893	88.7%
Mortgage loans on real estate	4,299,945	8.0%	4,165,489	7.8%
Real estate	258,237	0.5%	—	—%
Derivative instruments	1,459,965	2.7%	1,310,954	2.4%
Other investments	962,305	1.8%	590,078	1.1%
	$53,639,708	100.0%	$53,605,414	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or credit losses while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are in investment grade (typically NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	June 30, 2021		December 31, 2020
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$27,097,912	58.1%	$27,883,428	58.7%
Baa	18,570,085	39.8%	18,408,954	38.7%
Total investment grade	45,667,997	97.9%	46,292,382	97.4%
Ba	800,364	1.7%	973,581	2.0%
B	82,971	0.2%	122,553	0.3%
Caa	46,470	0.1%	61,037	0.1%
Ca and lower	61,454	0.1%	89,340	0.2%
Total below investment grade	991,259	2.1%	1,246,511	2.6%
	$46,659,256	100.0%	$47,538,893	100.0%

The NAIC's Securities Valuation Office ("SVO") is responsible for the day-to-day credit quality assessment of securities owned by state regulated insurance companies. The purpose of such assessment and valuation is for determining regulatory capital requirements and regulatory reporting. Insurance companies report ownership to the SVO when such securities are eligible for regulatory filings. The SVO conducts credit analysis on these securities for the purpose of assigning a NAIC designation and/or unit price. Typically, if a security has been rated by an NRSRO, the SVO utilizes that rating and assigns an NAIC designation based upon the following system:

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
The use of this process by the SVO may result in certain non-agency RMBS and CMBS being assigned an NAIC designation that is different than the equivalent NRSRO rating. The NAIC designations for non-agency RMBS and CMBS are based on security level expected losses as modeled by an independent third party (engaged by the NAIC) and the statutory carrying value of the security, including any purchase discounts or impairment charges previously recognized. Evaluation of non-agency RMBS and CMBS held by insurers using the NAIC rating methodologies is performed on an annual basis.
Our fixed maturity security portfolio is managed to minimize risks such as defaults or impairments while earning a sufficient and stable return on our investments. Our strategy with respect to our fixed maturity securities portfolio has been to invest primarily in investment grade securities. Investment grade is NAIC 1 and 2 securities and Baa3/BBB- and better securities on the NRSRO scale. This strategy meets the objective of minimizing risk while also managing asset capital charges on a regulatory capital basis.
A summary of our fixed maturity securities by NAIC designation is as follows:

	June 30, 2021				December 31, 2020
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$23,059,347	$25,937,900	$25,937,900	55.6%	$23,330,149	$26,564,542	$26,564,542	55.9%
2	17,496,467	19,387,062	19,387,062	41.6%	17,312,485	19,377,013	19,377,013	40.8%
3	1,094,635	1,135,994	1,135,994	2.4%	1,292,124	1,299,455	1,299,455	2.7%
4	145,730	147,401	147,401	0.3%	282,049	256,651	256,651	0.5%
5	31,813	29,418	29,418	0.1%	29,396	16,288	16,288	—%
6	24,096	21,481	21,481	—%	58,533	24,944	24,944	0.1%
	$41,852,088	$46,659,256	$46,659,256	100.0%	$42,304,736	$47,538,893	$47,538,893	100.0%
The amortized cost and fair value of fixed maturity securities at June 30, 2021, by contractual maturity, are presented in Note 4 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses, Net of Allowance	Allowance for Credit Losses	Fair Value
		(Dollars in thousands)
June 30, 2021
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	$1,045	$(21)	$—	$1,024
United States municipalities, states and territories	23	105,985	(1,300)	(3,347)	101,338
Corporate securities:
Finance, insurance and real estate	3	60,339	(3,141)	—	57,198
Manufacturing, construction and mining	8	57,463	(1,444)	—	56,019
Utilities and related sectors	30	230,302	(4,412)	(691)	225,199
Wholesale/retail trade	7	85,234	(1,841)	—	83,393
Services, media and other	6	121,568	(5,497)	(10,032)	106,039
Residential mortgage backed securities	52	123,185	(2,511)	(120)	120,554
Commercial mortgage backed securities	64	474,041	(25,751)	—	448,290
Other asset backed securities	349	2,360,940	(50,279)	—	2,310,661
	543	$3,620,102	$(96,197)	$(14,190)	$3,509,715

December 31, 2020
Fixed maturity securities, available for sale:
United States Government sponsored agencies	3	$250,521	$(46)	$—	$250,475
United States municipalities, states and territories	14	36,558	(1,044)	(2,844)	32,670
Corporate securities:
Finance, insurance and real estate	11	111,522	(1,733)	—	109,789
Manufacturing, construction and mining	2	20,719	(1,384)	—	19,335
Utilities and related sectors	49	377,368	(19,141)	(11,996)	346,231
Wholesale/retail trade	12	85,937	(4,370)	—	81,567
Services, media and other	29	261,449	(9,264)	(48,197)	203,988
Residential mortgage backed securities	43	173,875	(2,526)	(1,734)	169,615
Commercial mortgage backed securities	122	1,034,424	(64,678)	—	969,746
Other asset backed securities	558	3,728,144	(146,640)	—	3,581,504
	843	$6,080,517	$(250,826)	$(64,771)	$5,764,920
The unrealized losses at June 30, 2021 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at June 30, 2021, and the continued impact the COVID-19 pandemic had on credit markets. Approximately 82% and 75% of the unrealized losses on fixed maturity securities shown in the above table for June 30, 2021 and December 31, 2020, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
The decrease in unrealized losses from December 31, 2020 to June 30, 2021 was primarily related to pricing improvements due to improved credit quality for certain fixed maturity securities during the six months ended June 30, 2021 and strategies to reposition the fixed maturity security portfolio that resulted in the sales of certain securities that were in an unrealized loss position at December 31, 2020. This decrease was partially offset by an increase in treasury yields during the six months ended June 30, 2021. The 10-year U.S. Treasury yields at June 30, 2021 and December 31, 2020 were 1.45% and 0.93%, respectively. The 30-year U.S. Treasury yields at June 30, 2021 and December 31, 2020 were 2.06% and 1.65%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses (1)	Percent of Total
	(Dollars in thousands)
June 30, 2021
1	$1,350,250	38.5%	$(36,604)	38.1%
2	1,691,337	48.2%	(41,819)	43.5%
3	380,830	10.8%	(14,670)	15.2%
4	54,641	1.5%	(2,467)	2.6%
5	16,230	0.5%	(305)	0.3%
6	16,427	0.5%	(332)	0.3%
	$3,509,715	100.0%	$(96,197)	100.0%
December 31, 2020
1	$2,625,341	45.5%	$(82,045)	32.7%
2	2,286,377	39.7%	(106,700)	42.5%
3	650,364	11.3%	(42,040)	16.8%
4	178,669	3.1%	(16,274)	6.5%
5	4,991	0.1%	(1,640)	0.7%
6	19,178	0.3%	(2,127)	0.8%
	$5,764,920	100.0%	$(250,826)	100.0%
(1)Gross unrealized losses have been adjusted to reflect the allowance for credit loss of $14.2 million and $64.8 million as of June 30, 2021 and December 31, 2020, respectively.
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 543 and 843 securities, respectively) have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020, along with a description of the factors causing the unrealized losses is presented in Note 4 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

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
		(Dollars in thousands)
June 30, 2021
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	106	$645,959	$638,861	$(7,098)
Six months or more and less than twelve months	13	119,575	113,952	(5,623)
Twelve months or greater	341	2,404,116	2,337,492	(66,624)
Total investment grade	460	3,169,650	3,090,305	(79,345)
Below investment grade:
Less than six months	11	31,687	30,869	(818)
Six months or more and less than twelve months	2	16,693	6,631	(10,062)
Twelve months or greater	70	387,882	381,910	(5,972)
Total below investment grade	83	436,262	419,410	(16,852)
	543	$3,605,912	$3,509,715	$(96,197)

December 31, 2020
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	54	$686,711	$679,337	$(7,374)
Six months or more and less than twelve months	310	2,201,769	2,118,844	(82,925)
Twelve months or greater	338	2,400,833	2,288,755	(112,078)
Total investment grade	702	5,289,313	5,086,936	(202,377)
Below investment grade:
Less than six months	9	48,355	47,984	(371)
Six months or more and less than twelve months	37	155,451	146,779	(8,672)
Twelve months or greater	95	522,627	483,221	(39,406)
Total below investment grade	141	726,433	677,984	(48,449)
	843	$6,015,746	$5,764,920	$(250,826)
(1)Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss of $14.2 million and $64.8 million as of June 30, 2021 and December 31, 2020, respectively.

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost, Net of Allowance (1)	Fair Value	Gross Unrealized Losses, Net of Allowance (1)
		(Dollars in thousands)
June 30, 2021
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—
Below investment grade:
Less than six months	—	—	—	—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	1	16,383	6,350	(10,033)
Total below investment grade	1	16,383	6,350	(10,033)
	1	$16,383	$6,350	$(10,033)

December 31, 2020
Investment grade:
Less than six months	1	$2,453	$1,909	$(544)
Six months or more and less than twelve months	4	21,368	15,589	(5,779)
Twelve months or greater	—	—	—	—
Total investment grade	5	23,821	17,498	(6,323)
Below investment grade:
Less than six months	1	5,963	4,323	(1,640)
Six months or more and less than twelve months	8	38,046	38,046	—
Twelve months or greater	5	3,875	3,062	(813)
Total below investment grade	14	47,884	45,431	(2,453)
	19	$71,705	$62,929	$(8,776)
(1) Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss of $14.2 million and $64.8 million as of June 30, 2021 and December 31, 2020, respectively.

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

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
June 30, 2021
Due in one year or less	$1,958	$1,605
Due after one year through five years	30,078	27,630
Due after five years through ten years	191,291	175,465
Due after ten years through twenty years	261,428	254,666
Due after twenty years	177,181	170,844
	661,936	630,210
Residential mortgage backed securities	123,185	120,554
Commercial mortgage backed securities	474,041	448,290
Other asset backed securities	2,360,940	2,310,661
	$3,620,102	$3,509,715

December 31, 2020
Due in one year or less	$2,324	$1,864
Due after one year through five years	382,843	360,761
Due after five years through ten years	396,842	355,188
Due after ten years through twenty years	216,725	203,282
Due after twenty years	145,340	122,960
	1,144,074	1,044,055
Residential mortgage backed securities	173,875	169,615
Commercial mortgage backed securities	1,034,424	969,746
Other asset backed securities	3,728,144	3,581,504
	$6,080,517	$5,764,920
International Exposure
We hold fixed maturity securities with international exposure. As of June 30, 2021, 16.1% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of our fixed maturity securities with international exposure are denominated in U.S. dollars. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	June 30, 2021
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$226,709	$251,262	0.5%
Asia/Pacific	400,407	452,346	1.0%
Non-GIIPS Europe	2,681,680	3,009,229	6.4%
Latin America	228,323	258,866	0.6%
Non-U.S. North America	1,390,838	1,571,209	3.4%
Australia & New Zealand	952,530	1,032,581	2.2%
Other	824,673	918,290	2.0%
	$6,705,160	$7,493,783	16.1%
(1)Greece, Ireland, Italy, Portugal and Spain ("GIIPS"). All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

All of the securities presented in the table above are investment grade (NAIC designation of either 1 or 2), except for the following:

	June 30, 2021
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
GIIPS	$14,746	$17,529
Asia/Pacific	189	182
Non-GIIPS Europe	75,858	79,174
Latin America	50,119	54,600
Non-U.S. North America	96,612	101,761
Australia & New Zealand	626	600
Other	88,663	94,339
	$326,813	$348,185
Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e., significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of credit losses. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. For corporate issues, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. For asset-backed securities, we evaluate changes in factors such as collateral performance, default rates, loss severities and expected cash flows. At June 30, 2021, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance	Net Unrealized Gains (Losses), Net of Allowance	Fair Value
		(Dollars in thousands)
Corporate securities - Public securities	5	$69,739	$(10,033)	$59,706	$1,318	$61,024
Corporate securities - Private placement securities	8	103,189	(690)	102,499	1,652	104,151
Residential mortgage backed securities	4	6,739	(120)	6,619	(69)	6,550
Commercial mortgage backed securities	4	46,059	—	46,059	(3,441)	42,618
Collateralized loan obligations	1	9,989	—	9,989	(1,113)	8,876
United States municipalities, states and territories	5	19,044	(3,347)	15,697	—	15,697
	27	$254,759	$(14,190)	$240,569	$(1,653)	$238,916
We expect to recover the unrealized losses, net of allowances, as we did not have the intent to sell and it was not more likely than not that we would be required to sell these securities prior to recovery of the amortized cost basis, net of allowances. Our analysis of these securities and their credit performance at June 30, 2021 is as follows:
Corporate securities - public securities: The public corporate securities included on the watch list are primarily securities with exposure to the travel industry. The decline in value and the heightened credit risk on the securities with exposure to the travel industry is primarily due to the impact COVID-19 has had on the travel industry.
Corporate securities - private placement securities: The private placement securities included on the watch list are spread across numerous industries, the most significant of which is the airlines industry. The heightened credit risk on these securities is primarily due to the impact COVID-19 has had on the travel industry.
Structured securities: The structured securities included on the watch list have generally experienced higher levels of stress due to the impact COVID-19 is having on the economy. While there is a heightened level of credit risk for the structured securities on the watch list, we expect minimal credit losses on these securities based on our current analyses.
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

During the three months ended June 30, 2021, we recognized a benefit related to a reduction in the allowance for credit losses for our fixed maturity securities of $1.3 million which included recoveries on corporate securities and residential mortgage backed securities offset by additional credit losses realized on municipal securities. During the six months ended June 30, 2021, we recognized credit losses of $0.2 million which included credit losses on municipal securities and net credit losses on corporate securities partially offset by a net recovery on residential mortgage backed securities.
During the three and six months ended June 30, 2020, we recognized credit losses of $18.4 million and $46.7 million, respectively, on corporate securities with exposure to the offshore drilling industry and $5.8 million and $8.3 million, respectively, on commercial mortgage backed securities due to the impact of COVID-19 on the performance of the underlying collateral or our intent to sell the securities. In addition, during both the three and six months ended June 30, 2020, we recognized credit losses of $0.8 million on residential mortgage backed securities due to the performance of the underlying collateral and $0.1 million on a private placement security with exposure to the airlines industry. During the six months ended June 30, 2020 we recognized a credit loss of $0.5 million on an asset backed security due to our intent to sell such security.
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
Mortgage Loans on Real Estate
Our financing receivables consist of three mortgage loan portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our commercial mortgage loan portfolio consists of loans with an outstanding principal balance of $3.5 billion and $3.6 billion as of June 30, 2021 and December 31, 2020, respectively. This portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $277.4 million and $245.8 million as of June 30, 2021 and December 31, 2020, respectively. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $573.6 million and $366.3 million as of June 30, 2021 and December 31, 2020, respectively. These loans are collateralized by the related properties and diversified as to location within the United States. Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.
At June 30, 2021 and December 31, 2020, the largest principal amount outstanding for any single commercial mortgage loan was $28.1 million and $34.7 million, respectively, and the average loan size was $4.7 million and $4.8 million, respectively. In addition, the average loan to value ratio for commercial and agricultural mortgage loans combined was 53.4% and 53.6% at June 30, 2021 and December 31, 2020, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan to value is indicative of our conservative underwriting policies and practices for making mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 5 to our unaudited consolidated financial statements in this Form 10-Q, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At June 30, 2021, we had commitments to fund mortgage loans totaling $177.6 million, with interest rates ranging from 3.30% to 5.65%. During 2021 and 2020, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the six months ended June 30, 2021, we received $111.2 million in cash for loans being paid in full compared to $67.5 million for the six months ended June 30, 2020. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
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

We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Commercial, agricultural and residential loans are considered nonperforming when they are 90 days or more past due. Aging of financing receivables is summarized in the following table:

	Current	30-59 days past due	60-89 days past due	Over 90 days past due	Total
As of June 30, 2021:	(Dollars in thousands)
Commercial mortgage loans	$3,458,470	$—	$—	$—	$3,458,470
Agricultural mortgage loans	275,131	1,588	—	—	276,719
Residential mortgage loans	572,344	10,142	2,992	5,859	591,337
Total mortgage loans	$4,305,945	$11,730	$2,992	$5,859	$4,326,526

As of December 31, 2020:
Commercial mortgage loans	$3,578,888	$—	$—	$—	$3,578,888
Agricultural mortgage loans	245,173	—	—	—	245,173
Residential mortgage loans	346,730	25,449	111	167	372,457
Total mortgage loans	$4,170,791	$25,449	$111	$167	$4,196,518
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
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. A presentation of our derivative instruments along with a discussion of the business strategy involved with our derivatives is included in Note 7 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Liquidity and Capital Resources
Our insurance subsidiaries generally have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $1,468.1 million for the six months ended June 30, 2021 compared to $(518.4) million for the six months ended June 30, 2020, with the increase attributable to a $2,354.1 million increase in net annuity deposits after coinsurance and a $367.6 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and mortgage loans. We have a highly liquid investment portfolio that can be used to meet policyholder and other obligations as needed. In addition, we intend to hold approximately 1% to 2% of our investment portfolio in cash and cash equivalents.
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
Currently, American Equity Investment Life Insurance Company ("American Equity Life") may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2021, up to $372.9 million can yet be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $2.1 billion of statutory earned surplus at June 30, 2021.

The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of June 30, 2021, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to maintain its insurer financial strength rating. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
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
Cash and cash equivalents of the parent holding company at June 30, 2021, were $382.1 million. In addition, we have a $150 million revolving line of credit, with no borrowings outstanding, available through September 2021 for general corporate purposes of the parent company and its subsidiaries. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions.
New Accounting Pronouncements
See Note 1 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Regulatory Developments
The U.S. Department of Labor (the "DOL") issued new guidance during the first quarter of 2021 broadening the criteria for when an advisor on ERISA or Individual Retirement Account products has a fiduciary duty to the client.  Advisors who sell our products who may be fiduciaries will have more complex compliance and disclosure obligations, and as a result higher costs.  In addition, to the extent the DOL requires a fiduciary institution to oversee such an advisor, we or the IMO’s with whom we partner may have more complex compliance and disclosure obligations, and as a result higher costs and greater risk. The DOL has also indicated it intends to make further changes to the existing regulatory framework for providing fiduciary advice. While the scope and content of any such changes remain uncertain, they may include new rules and amending or revoking exemptions financial institutions rely on in providing services.
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
If interest rates were to increase 10% (21 basis points) from levels at June 30, 2021, we estimate that the fair value of our fixed maturity securities would decrease by approximately $711.9 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements and policy benefit reserves) would be a decrease of $311.5 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of a credit loss) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2020 for a further discussion of the liquidity risk.
The amortized cost of fixed maturity securities that are callable at the option of the issuer, excluding securities with a make-whole provision, was $5.6 billion as of June 30, 2021. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. In addition, we have $3.6 billion of floating rate fixed maturity securities as of June 30, 2021. Generally, interest rates on these floating rate fixed maturity securities are based on the 3 month LIBOR rate and are reset quarterly. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At June 30, 2021, approximately 97% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies. At June 30, 2021, approximately 18% of our annuity liabilities were at minimum guaranteed crediting rates.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Proceeds received at expiration of options related to such credits	$720,474	$97,015	$1,069,593	$382,278
Annual index credits to policyholders on their anniversaries	714,291	97,875	1,060,028	376,815
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and interim Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and interim Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of June 30, 2021 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 9 - Commitments and Contingencies to the unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 1, for any required disclosure.
Item 1A. Risk Factors
Our 2020 Annual Report on Form 10-K described our Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Securities
The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced program (b)	Approximate dollar value of shares that may yet be purchased under program
	(shares)	(dollars)	(shares)	(dollars in thousands)
January 1, 2021 - January 31, 2021	—	$—	—	$—
February 1, 2021 - February 28, 2021	550,490	$28.44	541,631	$335,000
March 1, 2021 - March 31, 2021	98,935	$30.37	98,728	$332,000
April 1, 2021 - April 30, 2021	44,559	$30.92	44,559	$331,000
May 1, 2021 - May 31, 2021	557,293	$30.92	557,293	$313,000
June 1, 2021 - June 30, 2021	2,383,418	$32.08	2,383,418	$237,000
Total	3,634,695		3,625,629
(a)Includes 9,066 shares of common stock utilized to execute certain stock incentive awards.
(b)On October 18, 2020, the Company's Board of Directors approved a $500 million share repurchase program.

Item 6. Exhibits

Exhibit Number	Description
10.1 *	Separation Agreement dated May 26, 2021 between American Equity Investment Life Insurance Company and Ted M. Johnson, effective June 20, 2021.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended June 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	The cover page from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended June 30, 2021 formatted in iXBRL and contained in Exhibit 101.

*Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2021	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ Scott A. Samuelson
Scott A. Samuelson
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)