Form 10-Q
period 2021-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2021-11-09
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2021, there were 92,513,517 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investments:
Fixed maturity securities, available for sale, at fair value (amortized cost of $41,247,540 as of 2021 and $42,304,736 as of 2020; allowance for credit losses of $4,074 as of 2021 and $64,771 as of 2020)	$45,738,097	$47,538,893
Mortgage loans on real estate (net of allowance for credit losses of $21,558 as of 2021 and $31,029 as of 2020)	4,288,742	4,165,489
Real estate related to consolidated variable interest entities	259,262	—
Derivative instruments	990,033	1,310,954
Other investments	1,021,226	590,078
Total investments	52,297,360	53,605,414

Cash and cash equivalents (2021 includes $27,224 related to consolidated variable interest entities)	12,684,793	9,095,522
Coinsurance deposits (net of allowance for credit losses of $2,697 as of 2021 and $1,888 as of 2020)	8,733,096	4,844,927
Accrued investment income (2021 includes $309 related to consolidated variable interest entities)	413,370	398,082
Deferred policy acquisition costs	2,193,889	2,225,199
Deferred sales inducements	1,545,494	1,448,375
Income taxes recoverable	—	862
Other assets (2021 includes $1,503 related to consolidated variable interest entities)	449,961	70,198
Total assets	$78,317,963	$71,688,579

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$64,810,504	$62,352,882
Other policy funds and contract claims	229,199	240,904
Notes payable	496,101	495,668
Subordinated debentures	78,342	78,112
Deferred income taxes	426,176	504,000
Income taxes payable	39,478	—
Other liabilities (2021 includes $12,191 related to consolidated variable interest entities)	5,862,955	1,668,025
Total liabilities	71,942,755	65,339,591

Stockholders' equity:
Preferred stock, Series A; par value $1 per share; $400,000 aggregate liquidation preference; 20,000 shares authorized; issued and outstanding: 2021 - 16,000 shares; 2020 - 16,000 shares	16	16
Preferred stock, Series B; par value $1 per share; $300,000 aggregate liquidation preference; 12,000 shares authorized; issued and outstanding: 2021 - 12,000 shares; 2020 - 12,000 shares	12	12
Common stock; par value $1 per share; 200,000,000 shares authorized; issued and outstanding: 2021 - 92,513,517 shares (excluding 9,936,715 treasury shares); 2020 - 95,720,622 shares (excluding 6,516,525 treasury shares)	92,513	95,721
Additional paid-in capital	1,609,039	1,681,127
Accumulated other comprehensive income	1,956,974	2,203,557
Retained earnings	2,716,654	2,368,555
Total stockholders' equity	6,375,208	6,348,988
Total liabilities and stockholders' equity	$78,317,963	$71,688,579
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Premiums and other considerations	$15,841	$10,407	$43,649	$29,103
Annuity product charges	58,480	62,277	182,321	185,264
Net investment income	526,366	543,331	1,522,876	1,660,353
Change in fair value of derivatives	(70,701)	205,011	826,484	(409,201)
Net realized gains (losses) on investments	4,933	(22,321)	(2,764)	(68,545)
Other revenue	7,644	—	7,644	—
Loss on extinguishment of debt	—	—	—	(2,024)
Total revenues	542,563	798,705	2,580,210	1,394,950

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	18,756	13,273	51,008	36,676
Interest sensitive and index product benefits	817,014	576,147	2,106,590	1,217,358
Amortization of deferred sales inducements	(17,172)	416,983	93,283	415,396
Change in fair value of embedded derivatives	(536,404)	(1,732,497)	(545,104)	(1,855,623)
Interest expense on notes payable	6,535	6,388	19,322	19,161
Interest expense on subordinated debentures	1,342	1,323	3,994	4,232
Amortization of deferred policy acquisition costs	(1,588)	622,596	185,329	623,409
Other operating costs and expenses	56,518	42,738	177,433	128,315
Total benefits and expenses	345,001	(53,049)	2,091,855	588,924
Income before income taxes	197,562	851,754	488,355	806,026
Income tax expense	44,697	184,554	107,500	143,308
Net income	152,865	667,200	380,855	662,718
Less: Preferred stock dividends	10,918	5,950	32,756	18,511
Net income available to common stockholders	$141,947	$661,250	$348,099	$644,207

Earnings per common share	$1.53	$7.20	$3.69	$7.02
Earnings per common share - assuming dilution	$1.53	$7.17	$3.67	$7.00

Weighted average common shares outstanding (in thousands):
Earnings per common share	92,478	91,861	94,326	91,770
Earnings per common share - assuming dilution	93,044	92,163	94,867	92,071
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$152,865	$667,200	$380,855	$662,718
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	(85,990)	420,547	(308,740)	695,593
Reclassification of unrealized investment gains/losses to net income (1)	1,260	2,392	(3,391)	9,810
Other comprehensive income (loss) before income tax	(84,730)	422,939	(312,131)	705,403
Income tax effect related to other comprehensive income (loss)	17,793	(88,816)	65,548	(148,135)
Other comprehensive income (loss)	(66,937)	334,123	(246,583)	557,268
Comprehensive income	$85,928	$1,001,323	$134,272	$1,219,986
(1)Net of related adjustments to amortization of deferred sales inducements, deferred policy acquisition costs and policy benefit reserves
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
For the three months ended September 30, 2021
Balance at June 30, 2021	$28	$92,554	$1,604,535	$2,023,911	$2,574,707	$6,295,735
Net income for period	—	—	—	—	152,865	152,865
Other comprehensive loss	—	—	—	(66,937)	—	(66,937)
Share-based compensation	—	—	6,109	—	—	6,109
Issuance of common stock	—	—	(306)	—	—	(306)
Treasury stock acquired, common	—	(41)	(1,299)	—	—	(1,340)
Dividends on preferred stock	—	—	—	—	(10,918)	(10,918)
Balance at September 30, 2021	$28	$92,513	$1,609,039	$1,956,974	$2,716,654	$6,375,208

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
For the three months ended September 30, 2020
Balance at June 30, 2020	$28	$91,595	$1,508,171	$1,577,469	$1,742,426	$4,919,689
Net income for period	—	—	—	—	667,200	667,200
Other comprehensive income	—	—	—	334,123	—	334,123
Share-based compensation	—	—	3,121	—	—	3,121
Issuance of common stock	—	337	(305)	—	—	32
Dividends on preferred stock	—	—	—	—	(5,950)	(5,950)
Balance at September 30, 2020	$28	$91,932	$1,510,987	$1,911,592	$2,403,676	$5,918,215

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
For the nine months ended September 30, 2021
Balance at December 31, 2020	$28	$95,721	$1,681,127	$2,203,557	$2,368,555	$6,348,988
Net income for period	—	—	—	—	380,855	380,855
Other comprehensive loss	—	—	—	(246,583)	—	(246,583)
Share-based compensation	—	—	19,265	—	—	19,265
Issuance of common stock	—	459	4,395	—	—	4,854
Treasury stock acquired, common	—	(3,667)	(95,748)	—	—	(99,415)
Dividends on preferred stock	—	—	—	—	(32,756)	(32,756)
Balance at September 30, 2021	$28	$92,513	$1,609,039	$1,956,974	$2,716,654	$6,375,208

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
For the nine months ended September 30, 2020
Balance at December 31, 2019	$16	$91,107	$1,212,311	$1,354,324	$1,768,764	$4,426,522
Net income for period	—	—	—	—	662,718	662,718
Other comprehensive income	—	—	—	557,268	—	557,268
Issuance of preferred stock	12	—	290,248	—	—	290,260
Share-based compensation	—	—	7,515	—	—	7,515
Issuance of common stock	—	825	913	—	—	1,738
Cumulative effect of change in accounting principle	—	—	—	—	(9,295)	(9,295)
Dividends on preferred stock	—	—	—	—	(18,511)	(18,511)
Balance at September 30, 2020	$28	$91,932	$1,510,987	$1,911,592	$2,403,676	$5,918,215
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$380,855	$662,718
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	2,106,590	1,217,358
Amortization of deferred sales inducements	93,283	415,396
Annuity product charges	(182,321)	(185,264)
Change in fair value of embedded derivatives	(545,104)	(1,855,623)
Change in traditional life and accident and health insurance reserves	19,487	6,507
Policy acquisition costs deferred	(243,711)	(178,251)
Amortization of deferred policy acquisition costs	185,329	623,409
Provision for depreciation and other amortization	3,985	3,857
Amortization of discounts and premiums on investments	18,438	37,110
Realized gains/losses on investments	2,764	68,545
Distributions from equity method investments	10,697	190
Change in fair value of derivatives	(826,484)	409,201
Deferred income taxes	(12,276)	171,265
Loss on extinguishment of debt	—	2,024
Share-based compensation	19,265	7,515
Change in accrued investment income	(15,288)	20,179
Change in income taxes recoverable/payable	40,340	(35,202)
Change in other assets	(2,003)	2,307
Change in other policy funds and contract claims	(15,971)	(18,951)
Change in collateral held for derivatives	(170,371)	(506,735)
Change in collateral held for securities lending	—	(494,368)
Change in other liabilities	(141,230)	(22,281)
Other	(88,983)	4,325
Net cash provided by operating activities	637,291	355,231

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities, available for sale	3,295,774	3,344,860
Mortgage loans on real estate	500,140	230,042
Derivative instruments	1,741,357	633,948
Other investments	12,008	3,238
Acquisitions of investments:
Fixed maturity securities, available for sale	(2,283,419)	(2,279,427)
Mortgage loans on real estate	(621,002)	(723,154)
Real estate acquired	(259,262)	—
Derivative instruments	(547,006)	(557,709)
Other investments	(422,070)	(10,616)
Purchases of property, furniture and equipment	(15,060)	(12,440)
Net cash provided by investing activities	1,401,460	628,742

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Financing activities
Receipts credited to annuity policyholder account balances	$4,879,283	$1,811,843
Coinsurance deposits	683,829	304,169
Return of annuity policyholder account balances	(3,861,391)	(2,922,187)
Repayment of subordinated debentures	—	(81,450)
Acquisition of treasury stock	(99,415)	—
Proceeds from issuance of preferred stock, net	—	290,260
Proceeds from issuance of common stock, net	4,854	1,738
Change in checks in excess of cash balance	(23,884)	(6,595)
Preferred stock dividends	(32,756)	(18,511)
Net cash provided by (used in) financing activities	1,550,520	(620,733)
Increase in cash and cash equivalents	3,589,271	363,240
Cash and cash equivalents at beginning of period	9,095,522	2,293,392
Cash and cash equivalents at end of period	$12,684,793	$2,656,632

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$15,000	$17,677
Income taxes	80,169	4,810
Non-cash operating activity:
Deferral of sales inducements	71,683	68,468
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company ("we", "us", "our" or the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include a variable interest entity (“VIE”) in which we are the primary beneficiary. All of the adjustments in the consolidated financial statements are normal recurring items which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for any other period, including for the year ended December 31, 2021. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires management estimates and assumptions using subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Our actual results could differ from these estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Variable Interest Entities
We have relationships with various special purpose entities and other legal entities that must be evaluated to determine if the entities meet the criteria of a VIE. This assessment is performed by reviewing contractual, ownership and other rights and requires use of judgment. First, we determine if we hold a variable interest in an entity by assessing if we have the right to receive expected losses and expected residual returns of the entity. If we hold a variable interest, then the entity is assessed to determine if it is a VIE. An entity is a VIE if the equity at risk is not sufficient to support its activities, if the equity holders lack a controlling financial interest or if the entity is structured with non-substantive voting rights. In addition to the previous criteria, if the entity is a limited partnership or similar entity, it is a VIE if the limited partners do not have the power to direct the entity’s most significant activities through substantive kick-out rights or participating rights. A VIE is evaluated to determine the primary beneficiary. The primary beneficiary of a VIE is the enterprise with (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. When we are the primary beneficiary, we are required to consolidate the entity in our financial statements. We reassess our involvement with VIEs on a quarterly basis. For further information about VIEs, refer to Note 6 – Variable Interest Entities.
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
The effect of the revisions on the Company's previously issued financial statements are provided in the tables below. Amounts throughout the consolidated financial statements and notes thereto have been adjusted to incorporate the revised amounts, where applicable. The following tables reconcile selected lines from the Company's year-end December 31, 2020 consolidated balance sheet and the three and nine months ended September 30, 2020 consolidated statement of comprehensive income from the previously reported amounts to the revised amounts.

Revised Consolidated Balance Sheet	Year Ended December 31, 2020
	As Reported	Adjustment	As Revised
	(Dollars in thousands)
Assets
Deferred policy acquisition costs	$2,045,812	$179,387	$2,225,199
Deferred sales inducements	1,328,857	119,518	1,448,375
Total assets	71,389,674	298,905	71,688,579

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	61,768,246	584,636	62,352,882
Deferred income taxes	564,003	(60,003)	504,000
Total liabilities	64,814,958	524,633	65,339,591
Stockholders' equity:
Accumulated other comprehensive income	2,429,285	(225,728)	2,203,557
Total stockholders' equity	6,574,716	(225,728)	6,348,988
Total liabilities and stockholders' equity	71,389,674	298,905	71,688,579

Revised Consolidated Statement of Comprehensive Income	Three Months Ended September 30, 2020
	As Reported	Adjustment	As Revised
	(Dollars in thousands)
Other comprehensive income:
Change in net unrealized investment gains/losses (1)	$494,154	$(73,607)	$420,547
Other comprehensive income before income tax	496,546	(73,607)	422,939
Income tax effect related to other comprehensive income	(104,274)	15,458	(88,816)
Other comprehensive income	392,272	(58,149)	334,123
Comprehensive income	1,059,472	(58,149)	1,001,323

	Nine Months Ended September 30, 2020
	As Reported	Adjustment	As Revised
	(Dollars in thousands)
Other comprehensive income:
Change in net unrealized investment gains/losses (1)	$767,646	$(72,053)	$695,593
Other comprehensive income before income tax	777,456	(72,053)	705,403
Income tax effect related to other comprehensive income	(163,266)	15,131	(148,135)
Other comprehensive income	614,190	(56,922)	557,268
Comprehensive income	1,276,908	(56,922)	1,219,986
(1)Net of related adjustments to amortization of deferred sales inducements, deferred policy acquisition costs and policy benefit reserves

3. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities, available for sale	$45,738,097	$45,738,097	$47,538,893	$47,538,893
Mortgage loans on real estate	4,288,742	4,457,776	4,165,489	4,327,885
Real estate investments	259,262	259,262	—	—
Derivative instruments	990,033	990,033	1,310,954	1,310,954
Other investments	1,021,226	1,021,226	590,078	590,078
Cash and cash equivalents	12,684,793	12,684,793	9,095,522	9,095,522
Coinsurance deposits	8,733,096	7,861,372	4,844,927	4,411,051

Liabilities
Policy benefit reserves	64,429,370	55,935,990	61,406,599	52,928,174
Single premium immediate annuity (SPIA) benefit reserves	228,508	235,456	240,226	247,679
Notes payable	496,101	574,210	495,668	567,345
Subordinated debentures	78,342	89,292	78,112	87,951
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

Our assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2021
Assets
Fixed maturity securities, available for sale:
United States Government full faith and credit	$38,486	$33,110	$5,376	$—
United States Government sponsored agencies	1,043,351	—	1,043,351	—
United States municipalities, states and territories	3,596,256	—	3,596,256	—
Foreign government obligations	195,341	—	195,341	—
Corporate securities	31,021,887	5	31,021,882	—
Residential mortgage backed securities	1,053,983	—	1,053,983	—
Commercial mortgage backed securities	4,138,078	—	4,138,078	—
Other asset backed securities	4,650,715	—	4,650,715	—
Other investments: equity securities	362,149	350,000	5,800	6,349
Real estate investments	259,262	—	—	259,262
Derivative instruments	990,033	—	990,033	—
Cash and cash equivalents	12,684,793	12,684,793	—	—
	$60,034,334	$13,067,908	$46,700,815	$265,611
Liabilities
Fixed index annuities - embedded derivatives	$7,547,840	$—	$—	$7,547,840

December 31, 2020
Assets
Fixed maturity securities, available for sale:
United States Government full faith and credit	$39,771	$33,940	$5,831	$—
United States Government sponsored agencies	1,039,551	—	1,039,551	—
United States municipalities, states and territories	3,776,131	—	3,776,131	—
Foreign government obligations	202,706	—	202,706	—
Corporate securities	31,156,827	8	31,156,819	—
Residential mortgage backed securities	1,512,831	—	1,512,831	—
Commercial mortgage backed securities	4,261,227	—	4,261,227	—
Other asset backed securities	5,549,849	—	5,549,849	—
Derivative instruments	1,310,954	—	1,310,954	—
Cash and cash equivalents	9,095,522	9,095,522	—	—
	$57,945,369	$9,129,470	$48,815,899	$—
Liabilities
Fixed index annuities - embedded derivatives	$7,938,281	$—	$—	$7,938,281
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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparison of the prices to a secondary pricing source, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of September 30, 2021 and December 31, 2020.
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
Real estate investments
The fair values of residential real estate are initially calculated based on the cost to purchase the properties and subsequently calculated based on a discounted cash flow methodology. Under the discounted cash flow method, net operating income is forecasted assuming a 10-year hold period commencing as of the valuation date. An additional year is forecast in order to determine the residual sale price at the end of the hold period, using a residual (terminal) capitalization rate. The significant inputs into the fair value calculation under the discounted cash flow method include the capitalization rate, discount rate and vacancy rate. These inputs are unobservable market data; therefore, fair value of residential real estate falls into Level 3 in the fair value hierarchy. As of September 30, 2021, the fair value of residential real estate was calculated using purchase price as all properties were purchased recently and therefore the purchase price was determined to be an appropriate proxy of fair value.
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
Other investments
Equity securities are the only financial instruments included in other investments that are measured at fair value on a recurring basis. The fair value for these securities are determined using the same methods discussed above for fixed maturity securities. Financial instruments included in other investments that are not measured at fair value on a recurring basis are policy loans, equity method investments and company owned life insurance ("COLI"). We have not attempted to determine the fair values associated with our policy loans, as we believe any differences between carrying values and the fair values are immaterial to our consolidated financial position. The fair values of our equity method investments are obtained from third parties and are determined using a variety of valuation techniques, including discounted cash flow analysis, valuation multiples analysis for comparable investments and appraisal values. As the risk spread and liquidity discount are unobservable market inputs, the fair value of our equity method investments falls within Level 3 of the fair value hierarchy. The fair value of equity method investments was $277.4 million and $179.7 million as of September 30, 2021 and December 31, 2020, respectively. The fair value of our COLI approximates the cash surrender value of the policies and falls within Level 2 of the fair value hierarchy. The fair value of COLI was $380.9 million and $373.6 million as of September 30, 2021 and December 31, 2020, respectively.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of both September 30, 2021 and December 31, 2020, we utilized an estimate of 2.10% for the expected cost of annual call options, which is based on estimated long-term account value growth and a historical review of our actual option costs.
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

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
1 - 5	2.98%	1.22%	2.20%	2.63%
6 - 10	2.74%	1.50%	2.26%	3.14%
11 - 15	4.66%	5.66%	2.18%	3.58%
16 - 20	8.72%	7.08%	1.35%	3.79%
20+	4.92%	7.36%	—%	3.63%
Lapse rates are generally expected to increase as surrender charge percentages decrease. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.

The following table provides a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Other investments: equity securities
Beginning balance	$—	$—	$—	$—
Transfers in	6,349	—	6,349	—
Ending balance	$6,349	$—	$6,349	$—

Real estate investments
Beginning balance	$258,237	$—	$—	$—
Purchases and sales, net	1,025	—	259,262	—
Change in fair value	—	—	—	—
Ending balance	$259,262	$—	$259,262	$—

Fixed index annuities - embedded derivatives
Beginning balance	$8,384,764	$9,418,485	$7,938,281	$9,624,395
Premiums less benefits	365,474	78,244	1,062,994	243,421
Change in fair value, net	(681,509)	(2,021,513)	(932,546)	(2,392,600)
Reserve release related to in-force ceded reinsurance	(520,889)	—	(520,889)	—
Ending balance	$7,547,840	$7,475,216	$7,547,840	$7,475,216
The fair value of our fixed index annuities embedded derivatives is net of coinsurance ceded of $1,162.4 million and $655.3 million as of September 30, 2021 and December 31, 2020, respectively. Change in fair value, net for each period in our embedded derivatives is included in change in fair value of embedded derivatives in the unaudited consolidated statements of operations.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at September 30, 2021, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $562.4 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $239.8 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rates used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $619.5 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $274.2 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

4. Investments
At September 30, 2021 and December 31, 2020, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (2)	Allowance for Credit Losses	Fair Value
	(Dollars in thousands)
September 30, 2021
Fixed maturity securities, available for sale:
United States Government full faith and credit	$37,112	$1,398	$(24)	$—	$38,486
United States Government sponsored agencies	1,008,980	34,371	—	—	1,043,351
United States municipalities, states and territories	3,142,857	457,359	(1,188)	(2,772)	3,596,256
Foreign government obligations	177,101	18,240	—	—	195,341
Corporate securities	27,342,408	3,695,003	(14,518)	(1,006)	31,021,887
Residential mortgage backed securities	980,838	75,599	(2,158)	(296)	1,053,983
Commercial mortgage backed securities	3,963,733	197,750	(23,405)	—	4,138,078
Other asset backed securities	4,594,511	102,882	(46,678)	—	4,650,715
	$41,247,540	$4,582,602	$(87,971)	$(4,074)	$45,738,097

December 31, 2020
Fixed maturity securities, available for sale:
United States Government full faith and credit	$37,471	$2,300	$—	$—	$39,771
United States Government sponsored agencies	995,465	44,132	(46)	—	1,039,551
United States municipalities, states and territories	3,236,767	543,252	(1,044)	(2,844)	3,776,131
Foreign government obligations	177,062	25,644	—	—	202,706
Corporate securities	26,745,196	4,507,716	(35,892)	(60,193)	31,156,827
Residential mortgage backed securities	1,399,956	117,135	(2,526)	(1,734)	1,512,831
Commercial mortgage backed securities	4,119,650	206,255	(64,678)	—	4,261,227
Other asset backed securities	5,593,169	103,320	(146,640)	—	5,549,849
	$42,304,736	$5,549,754	$(250,826)	$(64,771)	$47,538,893
(1)Amortized cost excludes accrued interest receivable of $388.4 million and $377.5 million as of September 30, 2021 and December 31, 2020, respectively.
(2)Gross unrealized losses are net of allowance for credit losses.
The amortized cost and fair value of fixed maturity securities at September 30, 2021, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$1,688,694	$1,705,847
Due after one year through five years	6,932,293	7,402,594
Due after five years through ten years	6,728,152	7,453,463
Due after ten years through twenty years	9,272,871	11,196,318
Due after twenty years	7,086,448	8,137,099
	31,708,458	35,895,321
Residential mortgage backed securities	980,838	1,053,983
Commercial mortgage backed securities	3,963,733	4,138,078
Other asset backed securities	4,594,511	4,650,715
	$41,247,540	$45,738,097

Net unrealized gains on available for sale fixed maturity securities reported as a separate component of stockholders' equity were comprised of the following:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities	$4,494,631	$5,297,040
Adjustments for assumed changes in amortization of deferred policy acquisition costs and deferred sales inducements and policy benefit reserves	(2,045,973)	(2,536,251)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	(514,218)	(579,766)
Net unrealized gains reported as accumulated other comprehensive income	$1,956,974	$2,203,557
The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO’s"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 97% of our fixed maturity portfolio rated investment grade at both September 30, 2021 and December 31, 2020, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	September 30, 2021		December 31, 2020
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$22,823,664	$25,508,437	$23,330,149	$26,564,542
2	17,170,505	18,928,256	17,312,485	19,377,013
3	1,066,599	1,107,418	1,292,124	1,299,455
4	145,455	157,196	282,049	256,651
5	17,226	15,860	29,396	16,288
6	24,091	20,930	58,533	24,944
	$41,247,540	$45,738,097	$42,304,736	$47,538,893

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 567 and 843 securities, respectively) have been in a continuous unrealized loss position, at September 30, 2021 and December 31, 2020:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(Dollars in thousands)
September 30, 2021
Fixed maturity securities, available for sale:
United States Government full faith and credit	$1,019	$(24)	$—	$—	$1,019	$(24)
United States municipalities, states and territories	40,043	(582)	23,961	(3,378)	64,004	(3,960)
Corporate securities	419,976	(6,997)	164,005	(8,527)	583,981	(15,524)
Residential mortgage backed securities	83,291	(455)	40,947	(1,999)	124,238	(2,454)
Commercial mortgage backed securities	56,781	(354)	349,533	(23,051)	406,314	(23,405)
Other asset backed securities	364,936	(1,842)	2,056,088	(44,836)	2,421,024	(46,678)
	$966,046	$(10,254)	$2,634,534	$(81,791)	$3,600,580	$(92,045)

December 31, 2020
Fixed maturity securities, available for sale:
United States Government sponsored agencies	$250,475	$(46)	$—	$—	$250,475	$(46)
United States municipalities, states and territories	31,802	(3,887)	868	(1)	32,670	(3,888)
Corporate securities	606,277	(45,150)	154,633	(50,935)	760,910	(96,085)
Residential mortgage backed securities	156,016	(2,384)	13,599	(1,876)	169,615	(4,260)
Commercial mortgage backed securities	934,593	(54,834)	35,153	(9,844)	969,746	(64,678)
Other asset backed securities	1,013,781	(16,607)	2,567,723	(130,033)	3,581,504	(146,640)
	$2,992,944	$(122,908)	$2,771,976	$(192,689)	$5,764,920	$(315,597)
(1)Unrealized losses have not been reduced to reflect the allowance for credit losses of $4.1 million and $64.8 million as of September 30, 2021 and December 31, 2020, respectively.
The unrealized losses at September 30, 2021 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at September 30, 2021, and the continued impact the COVID-19 pandemic had on credit markets. Approximately 81% and 75% of the unrealized losses on fixed maturity securities shown in the above table for September 30, 2021 and December 31, 2020, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
We expect to recover our amortized cost on all securities except for those securities on which we recognized an allowance for credit loss. In addition, because we did not have the intent to sell fixed maturity securities with unrealized losses and it was not more likely than not that we would be required to sell these securities prior to recovery of the amortized cost, which may be maturity, we did not write down these investments to fair value through the consolidated statements of operations.
Changes in net unrealized gains/losses on investments for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Fixed maturity securities available for sale carried at fair value	$(327,223)	$800,492	$(802,409)	$1,285,600

Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs, deferred sales inducements and policy benefit reserves	242,493	(377,553)	490,278	(580,197)
Deferred income tax asset/liability	17,793	(88,816)	65,548	(148,135)
	260,286	(466,369)	555,826	(728,332)
Change in net unrealized gains/losses on investments carried at fair value	$(66,937)	$334,123	$(246,583)	$557,268
Proceeds from sales of available for sale fixed maturity securities for the nine months ended September 30, 2021 and 2020 were $446.4 million and $1.1 billion, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the nine months ended September 30, 2021 and 2020 were $2.8 billion and $2.3 billion, respectively.

Net realized gains (losses) on investments for the three and nine months ended September 30, 2021 and 2020, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$1,001	$2,843	$7,430	$18,296
Gross realized losses	—	(51)	(16,147)	(1,521)
Net credit loss (provision) release	84	(25,923)	(93)	(82,335)
	1,085	(23,131)	(8,810)	(65,560)
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	5,023	810	9,471	(3,697)
Recovery of specific allowance	—	—	—	712
Loss on sale of mortgage loans	(1,175)	—	(3,425)	—
	3,848	810	6,046	(2,985)
	$4,933	$(22,321)	$(2,764)	$(68,545)
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

The following table provides a rollforward of the allowance for credit loss:

	Three Months Ended September 30, 2021
	United States Municipalities, States and Territories	Corporate Securities	Commercial Mortgage Backed Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$3,347	$10,723	$—	$120	$—	$14,190
Additions for credit losses not previously recorded	—	—	—	296	—	296
Change in allowance on securities with previous allowance	(575)	315	—	—	—	(260)
Reduction for securities sold during the period	—	—	—	—	—	—
Write-offs charged against the allowance	—	(10,032)	—	—	—	(10,032)
Recoveries of amounts previously written off	—	—	—	(120)	—	(120)
Ending balance	$2,772	$1,006	$—	$296	$—	$4,074

	Three Months Ended September 30, 2020
	United States Municipalities, States and Territories	Corporate Securities	Commercial Mortgage Backed Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$—	$46,749	$2,660	$777	$—	$50,186
Additions for credit losses not previously recorded	—	6,296	19,183	444	—	25,923
Reduction for securities with credit losses due to intent to sell	—	—	(14,490)	—	—	(14,490)
Ending balance	$—	$53,045	$7,353	$1,221	$—	$61,619

	Nine Months Ended September 30, 2021
	United States Municipalities, States and Territories	Corporate Securities	Commercial Mortgage Backed Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$2,844	$60,193	$—	$1,734	$—	$64,771
Additions for credit losses not previously recorded	—	705	—	407	—	1,112
Change in allowance on securities with previous allowance	(72)	1,240	—	(631)	—	537
Reduction for securities sold during the period	—	(50,758)	—	—	—	(50,758)
Write-offs charged against the allowance	—	(10,032)	—	—	—	(10,032)
Recoveries of amounts previously written off	—	(342)	—	(1,214)	—	(1,556)
Ending balance	$2,772	$1,006	$—	$296	$—	$4,074

	Nine Months Ended September 30, 2020
	United States Municipalities, States and Territories	Corporate Securities	Commercial Mortgage Backed Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$—	$—	$—	$—	$—	$—
Additions for credit losses not previously recorded	—	53,045	27,521	1,221	548	82,335
Reduction for securities with credit losses due to intent to sell	—	—	(20,168)	—	(548)	(20,716)
Ending balance	$—	$53,045	$7,353	$1,221	$—	$61,619

5. Mortgage Loans on Real Estate
Our financing receivables consist of the following three portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our mortgage loan portfolios are summarized in the following table. There were commitments outstanding of $44.0 million at September 30, 2021.

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Commercial mortgage loans:
Principal outstanding	$3,325,371	$3,580,154
Deferred fees and costs, net	(1,387)	(1,266)
Amortized cost	3,323,984	3,578,888
Valuation allowance	(17,690)	(25,529)
Commercial mortgage loans, carrying value	3,306,294	3,553,359

Agricultural mortgage loans:
Principal outstanding	354,743	245,807
Deferred fees and costs, net	(1,002)	(634)
Amortized cost	353,741	245,173
Valuation allowance	(628)	(2,130)
Agricultural mortgage loans, carrying value	353,113	243,043

Residential mortgage loans:
Principal outstanding	610,635	366,320
Deferred fees and costs, net	1,479	925
Unamortized discounts and premiums, net	20,461	5,212
Amortized cost	632,575	372,457
Valuation allowance	(3,240)	(3,370)
Residential mortgage loans, carrying value	629,335	369,087
Mortgage loans, carrying value	$4,288,742	$4,165,489
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

	September 30, 2021		December 31, 2020
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$672,882	20.2%	$699,741	19.5%
Middle Atlantic	292,152	8.8%	281,971	7.9%
Mountain	349,747	10.5%	391,025	10.9%
New England	24,325	0.7%	24,774	0.7%
Pacific	634,074	19.1%	659,743	18.4%
South Atlantic	746,152	22.5%	832,739	23.3%
West North Central	243,396	7.3%	266,050	7.4%
West South Central	362,643	10.9%	424,111	11.9%
	$3,325,371	100.0%	$3,580,154	100.0%
Property type distribution
Office	$290,702	8.7%	$297,065	8.3%
Medical Office	15,752	0.5%	20,584	0.6%
Retail	1,062,830	32.0%	1,187,484	33.2%
Industrial/Warehouse	902,412	27.1%	929,325	25.9%
Apartment	885,655	26.6%	939,084	26.2%
Mixed use/Other	168,020	5.1%	206,612	5.8%
	$3,325,371	100.0%	$3,580,154	100.0%

Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $354.7 million and $245.8 million as of September 30, 2021 and December 31, 2020, respectively. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $610.6 million and $366.3 million as of September 30, 2021 and December 31, 2020, respectively. These loans are collateralized by the related properties and diversified as to location within the United States.
Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Interest income is included in Net investment income on our consolidated statements of operations. Accrued interest receivable, which was $21.1 million and $16.6 million as of September 30, 2021 and December 31, 2020, respectively, is included in Accrued investment income on our consolidated balance sheets.
Loan Valuation Allowance
We establish a valuation allowance to provide for the risk of credit losses inherent in our mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost, which excludes accrued interest receivable. We do not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balances to net investment income in a timely manner. We did not charge off any uncollectible accrued interest receivable on our commercial, agricultural or residential mortgage loan portfolios for the three and nine month periods ended September 30, 2021.
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

The following table represents a rollforward of the valuation allowance on our mortgage loan portfolios:

	Three Months Ended September 30, 2021
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(22,498)	$(454)	$(3,629)	$(26,581)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Change in provision for credit losses	4,808	(174)	389	5,023
Ending allowance balance	$(17,690)	$(628)	$(3,240)	$(21,558)

	Three Months Ended September 30, 2020
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(18,119)	$(320)	$(1,650)	$(20,089)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Change in provision for credit losses	990	20	(200)	810
Ending allowance balance	$(17,129)	$(300)	$(1,850)	$(19,279)

	Nine Months Ended September 30, 2021
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(25,529)	$(2,130)	$(3,370)	$(31,029)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Change in provision for credit losses	7,839	1,502	130	9,471
Ending allowance balance	$(17,690)	$(628)	$(3,240)	$(21,558)

	Nine Months Ended September 30, 2020
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(17,579)	$(200)	$—	$(17,779)
Charge-offs	1,485	—	—	1,485
Recoveries	712	—	—	712
Change in provision for credit losses	(1,747)	(100)	(1,850)	(3,697)
Ending allowance balance	$(17,129)	$(300)	$(1,850)	$(19,279)
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
LTV and DSC ratios for our commercial mortgage loans are originally calculated at the time of loan origination and are updated annually for each loan using information such as rent rolls, assessment of lease maturity dates and property operating statements, which are reviewed in the context of current leasing and in place rents compared to market leasing and market rents. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our commercial mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at September 30, 2021 and December 31, 2020.
The amortized cost of our commercial mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at September 30, 2021 and December 31, 2020 (by year of origination):

	2021		2020		2019		2018		2017		Prior		Total
As of September 30, 2021:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$115,988	67%	$457,059	61%	$529,625	62%	$342,347	59%	$252,749	53%	$804,604	45%	$2,502,372	55%
Greater than or equal to 1.2 and less than 1.5	12,993	68%	59,575	66%	129,356	68%	89,987	67%	136,948	68%	155,276	56%	584,135	64%
Greater than or equal to 1.0 and less than 1.2	—	—%	21,245	79%	70,141	74%	12,014	70%	6,425	61%	51,806	59%	161,631	69%
Less than 1.0	—	—%	—	—%	22,537	65%	18,045	62%	13,489	68%	21,775	58%	75,846	63%
Total	$128,981	67%	$537,879	63%	$751,659	64%	$462,393	61%	$409,611	59%	$1,033,461	48%	$3,323,984	58%

	2020		2019		2018		2017		2016		Prior		Total
As of December 31, 2020:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$364,574	63%	$442,370	66%	$399,193	62%	$316,738	57%	$359,321	54%	$715,706	47%	$2,597,902	57%
Greater than or equal to 1.2 and less than 1.5	161,779	66%	226,166	70%	124,267	72%	124,564	67%	52,513	62%	111,690	55%	800,979	66%
Greater than or equal to 1.0 and less than 1.2	17,638	82%	22,917	67%	2,769	71%	7,597	66%	—	—%	32,327	65%	83,248	69%
Less than 1.0	—	—%	64,131	58%	1,441	89%	10,156	80%	—	—%	21,031	60%	96,759	61%
Total	$543,991	65%	$755,584	67%	$527,670	64%	$459,055	60%	$411,834	55%	$880,754	49%	$3,578,888	59%

LTV and DSC ratios for our agricultural mortgage loans are calculated at the time of loan origination and are evaluated annually for each loan using land value averages. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our agricultural mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at September 30, 2021 and December 31, 2020.
The amortized cost of our agricultural mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at September 30, 2021 and December 31, 2020 (by year of origination):

	2021		2020		2019		2018		2017		Prior		Total
As of September 30, 2021:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$38,445	49%	$83,859	57%	$11,749	49%	$25,000	11%	$—	—%	$—	—%	$159,053	47%
Greater than or equal to 1.2 and less than 1.5	63,169	58%	103,185	43%	3,352	22%	—	—%	—	—%	—	—%	169,706	48%
Greater than or equal to 1.0 and less than 1.2	7,477	44%	4,125	36%	4,757	50%	—	—%	—	—%	—	—%	16,359	44%
Less than 1.0	—	—%	8,623	59%	—	—%	—	—%	—	—%	—	—%	8,623	59%
Total	$109,091	54%	$199,792	49%	$19,858	44%	$25,000	11%	$—	—%	$—	—%	$353,741	48%

	2020		2019		2018		2017		2016		Prior		Total
As of December 31, 2020:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$78,631	52%	$13,985	47%	$25,000	11%	$—	—%	$—	—%	$—	—%	$117,616	43%
Greater than or equal to 1.2 and less than 1.5	101,879	44%	3,425	23%	—	—%	—	—%	—	—%	—	—%	105,304	44%
Greater than or equal to 1.0 and less than 1.2	4,213	37%	6,573	43%	—	—%	—	—%	—	—%	—	—%	10,786	41%
Less than 1.0	11,467	48%	—	—%	—	—%	—	—%	—	—%	—	—%	11,467	48%
Total	$196,190	47%	$23,983	42%	$25,000	11%	$—	—%	$—	—%	$—	—%	$245,173	43%

We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Aging of financing receivables is summarized in the following table (by year of origination):

	2021	2020	2019	2018	2017	Prior	Total
As of September 30, 2021:	(Dollars in thousands)
Commercial mortgage loans
Current	$128,981	$537,879	$751,659	$462,393	$409,611	$1,033,461	$3,323,984
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$128,981	$537,879	$751,659	$462,393	$409,611	$1,033,461	$3,323,984

Agricultural mortgage loans
Current	$109,091	$199,792	$19,858	$25,000	$—	$—	$353,741
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total agricultural mortgage loans	$109,091	$199,792	$19,858	$25,000	$—	$—	$353,741

Residential mortgage loans
Current	$232,026	$316,539	$16,520	$—	$—	$—	$565,085
30 - 59 days past due	49,684	5,343	389	—	—	—	55,416
60 - 89 days past due	4,209	951	—	—	—	—	5,160
Over 90 days past due	—	6,004	910	—	—	—	6,914
Total residential mortgage loans	$285,919	$328,837	$17,819	$—	$—	$—	$632,575

	2020	2019	2018	2017	2016	Prior	Total
As of December 31, 2020:	(Dollars in thousands)
Commercial mortgage loans
Current	$543,991	$755,584	$527,670	$459,055	$411,834	$880,754	$3,578,888
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$543,991	$755,584	$527,670	$459,055	$411,834	$880,754	$3,578,888

Agricultural mortgage loans
Current	$196,190	$23,983	$25,000	$—	$—	$—	$245,173
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total agricultural mortgage loans	$196,190	$23,983	$25,000	$—	$—	$—	$245,173

Residential mortgage loans
Current	$321,779	$24,951	$—	$—	$—	$—	$346,730
30 - 59 days past due	25,150	299	—	—	—	—	25,449
60 - 89 days past due	111	—	—	—	—	—	111
Over 90 days past due	167	—	—	—	—	—	167
Total residential mortgage loans	$347,207	$25,250	$—	$—	$—	$—	$372,457

Commercial, agricultural and residential mortgage loans are considered nonperforming when they become 90 days or more past due. When loans become nonperforming, we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a nonperforming loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a nonperforming loan back to less than 90 days past due, we will resume accruing interest income on that loan. There were 13 loans in non-accrual status at September 30, 2021 and one loan in non-accrual status at December 31, 2020. During the three and nine months ended September 30, 2021 we recognized interest income of $3 thousand and $36 thousand on loans which were in non-accrual status at the respective period end. During the three and nine months ended September 30, 2020 we recognized no interest income on loans which were in non-accrual status at the respective period end.
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. There were no mortgage loans that we determined to be a TDR at September 30, 2021 and December 31, 2020.
6. Variable Interest Entities
We have relationships with various types of entities which may be VIEs. One VIE is consolidated in our financial results. See Note 1, Significant Accounting Policies for further details on our consolidation accounting policies.
Consolidated Variable Interest Entities
As of September 30, 2021, we were invested in one investment company real estate limited partnership which owns various limited liability companies that invest in residential real estate properties. This entity is a VIE as the legal entity’s equity investors have insufficient equity at risk and lack of power to direct the activities that most significantly impact the economic performance. We determined we are the primary beneficiary as a result of our power to control the entity through our significant ownership. Due to the nature of these real estate investments, the investment balance will fluctuate based on changes in the fair value of the properties as well as when purchases and sales of properties are made.
The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of the consolidated VIE, were $288.3 million as of September 30, 2021. The carrying amounts of our consolidated VIE liabilities for which creditors do not have recourse were $12.2 million as of September 30, 2021.
Unconsolidated Variable Interest Entities
We provide debt funding to special purpose vehicles, which is used to acquire and hold loans made to middle market companies. These legal entities are deemed VIEs because there is insufficient equity at risk. We have determined we are not the primary beneficiary because we do not control the activities that most significantly impact the economic performance of the VIEs. Our investments in these VIEs are reported in fixed maturity securities, available for sale in the consolidated balance sheets.
The carrying amount and maximum exposures to loss relating to VIEs in which we hold a significant variable interest but are not the primary beneficiary is $227.0 million. The maximum exposure to loss for fixed maturity securities, available for sale is equal to their carrying amount.

7. Derivative Instruments
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$988,835	$1,310,954
Warrants	1,198	—
	$990,033	$1,310,954

Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives, net	$7,547,840	$7,938,281
The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$(71,688)	$205,011	$825,381	$(409,263)
Warrants	987	—	1,103	—
Interest rate caps	—	—	—	62
	$(70,701)	$205,011	$826,484	$(409,201)
Change in fair value of embedded derivatives:
Fixed index annuities - embedded derivatives	$(681,509)	$(2,021,513)	$(932,546)	$(2,392,600)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	145,105	289,016	387,442	536,977
	$(536,404)	$(1,732,497)	$(545,104)	$(1,855,623)
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

The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			September 30, 2021		December 31, 2020
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa2	$2,994,366	$61,336	$2,835,420	$95,378
Barclays	A	A1	4,525,383	145,696	5,710,978	277,692
Canadian Imperial Bank of Commerce	A+	Aa2	5,342,067	188,902	6,593,815	279,053
Citibank, N.A.	A+	Aa3	3,296,027	72,818	3,118,979	96,757
Credit Suisse	A+	A1	4,581,898	102,878	4,422,798	78,823
J.P. Morgan	A+	Aa2	3,833,032	47,527	3,600,636	54,762
Morgan Stanley	A+	Aa3	1,744,800	33,258	2,856,466	62,969
Royal Bank of Canada	AA-	A2	2,640,076	58,383	1,289,699	32,753
Societe Generale	A	A1	2,638,886	60,749	1,494,904	34,394
Truist	A	A2	2,040,196	58,879	2,375,124	96,573
Wells Fargo	A+	Aa2	5,713,233	152,124	4,848,541	196,801
Exchange traded			283,983	6,285	214,819	4,999
			$39,633,947	$988,835	$39,362,179	$1,310,954
As of September 30, 2021 and December 31, 2020, we held $1.1 billion and $1.3 billion, respectively, of cash and cash equivalents and other investments from counterparties for derivative collateral, which is included in Other liabilities on our consolidated balance sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $6.3 million and $35.1 million at September 30, 2021 and December 31, 2020, respectively.
The future index credits on our fixed index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. We must value both the call options and the related forward embedded options in the policies at fair value.
We entered into an interest rate swap and interest rate caps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures. See Note 10 in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information on our subordinated debentures. As of September 30, 2021, all of our floating rate subordinated debentures have been redeemed and the interest rate swap and interest rate caps have been terminated. The terms of the interest rate swap provided that we paid a fixed rate of interest and received a floating rate of interest. The terms of the interest rate caps limited the three month LIBOR to 2.50%. The interest rate swap and caps were not effective hedges under accounting guidance for derivative instruments and hedging activities. Therefore, we recorded the interest rate swap and caps at fair value and any net cash payments received or paid were included in the change in fair value of derivatives in the unaudited consolidated statements of operations.
8.     Reinsurance and Policy Provisions
Brookfield
Effective July 1, 2021 American Equity Investment Life Insurance Company (“American Equity Life”) entered into a reinsurance agreement with North End Re (Cayman) SPC (“North End Re”) (North End Re reinsurance treaty), a wholly owned subsidiary of Brookfield Asset Management Reinsurance Partners Ltd. (“Brookfield Reinsurance”) to reinsure approximately $4,327.1 million of in-force fixed indexed annuity product liabilities as of the effective date of the reinsurance agreement, 70% on a modified coinsurance (“modco”) basis and 30% on a coinsurance basis. The liabilities reinsured on a coinsurance basis will be secured by assets held in both a statutory and supplemental trust (collectively referred to as the “trusts”). The liabilities reinsured on a modco basis will be secured by a segregated modco account in which the assets are maintained by American Equity Life. American Equity Life transferred cash of $2,645.5 million to the segregated modco account and $1,133.8 million to the statutory trust at close of this reinsurance agreement on October 8, 2021. American Equity Life will receive an annual ceding commission equal to 49 basis points and the Company will receive an annual asset liability management fee equal to 30 basis points calculated based on the initial cash surrender value of liabilities ceded. Such fees are fixed and contractually guaranteed for six years with the additional and final seventh year payment being contingent on certain performance obligations for both parties. The initial net present value of the ceding commission related to the in-force business was $114.1 million.
As part of the North End Re reinsurance treaty, American Equity Life is also ceding 75% of certain fixed index annuities issued after the effective date of the agreement, 70% on a modco basis and 30% on a coinsurance basis to North End Re. On sales subsequent to the effective date of the North End Re reinsurance treaty, American Equity Life will receive an annual ceding commission equal to 140 basis points and the Company will receive an annual asset liability management fee equal to 30 basis points calculated based on the initial cash surrender value of liabilities ceded. Such fees are fixed and contractually guaranteed for six years with the additional and final seventh year payment being contingent on certain performance obligations for both parties. The initial net present value of the ceding commission related to the third quarter of 2021 flow business was $12.9 million.

In addition, American Equity Life will receive certain acquisition cost reimbursements and an on-going annual expense reimbursement on each policy subject to the reinsurance agreement for the entirety of the policy duration.
As a result of the North End Re reinsurance treaty, there is a deferred gain of $292.9 million which is recorded in Other Liabilities as of September 30, 2021. This deferred gain represents the unamortized portion of the cost of reinsurance related to the in-force business and new business in the third quarter which will be amortized over the life of the underlying reinsured policies. The deferred gain consists primarily of the difference between liabilities ceded and assets transferred as part of the reinsurance agreement and the present value of the ceding commissions previously noted offset by a reduction in deferred policy acquisition costs associated with the the in-force business ceded.
American Equity Life remains liable to policyholders with respect to the policy liabilities ceded to North End Re should North End Re fail to meet the obligations it has reinsured.
The assets in the trusts and modco account are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. The assets in the trusts and modco account are subject to investment management agreements between American Equity Life and North End Re.
As of September 30, 2021, coinsurance deposits (aggregate policy benefits reserves transferred to North End Re under these agreements) were $4.5 billion. The balance due under these agreements to North End Re was $4.2 billion which is recorded in Other Liabilities at September 30, 2021, which is comprised of a $2.9 billion modco payable, $1.1 billion payable to the statutory trust and $0.2 billion of a reinsurance payable resulting from quarterly settlement of policyholder activity and call options.
Amounts ceded to North End Re under these agreements are as follows:

Three and Nine Months Ended September 30,
2021
(Dollars in thousands)
Consolidated Statements of Operations
Annuity product charges	$6,857
Change in fair value of derivatives	(12,187)
$(5,330)

Interest sensitive and index product benefits	$39,506
Change in fair value of embedded derivatives	(49,357)
$(9,851)
Separate from the reinsurance transaction, Brookfield Asset Management (including its affiliates, "Brookfield), has an aggregate approximate 9.5% interest in the Company's outstanding common stock as of September 30, 2021. Brookfield has an existing agreement to purchase additional shares of the Company’s common stock for up to a total equity interest of 19.9% (and not less than a 15% equity interest), subject to required regulatory approvals and satisfaction of other customary closing conditions.
9. Notes Payable and Amounts Due Under Repurchase Agreements
Notes payable includes the following:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Senior notes due 2027
Principal	$500,000	$500,000
Unamortized debt issue costs	(3,677)	(4,086)
Unamortized discount	(222)	(246)
	$496,101	$495,668
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

As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. Such borrowings averaged $19.0 million during the nine months ended September 30, 2020. We had no borrowings under repurchase agreements during the three and nine months ended September 30, 2021 and during the three months ended September 30, 2020. The maximum amount borrowed was $186.4 million during the nine months ended September 30, 2020. The weighted average interest rate on amounts due under repurchase agreements was 1.73% for the nine months ended September 30, 2020.
10. Commitments and Contingencies
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
In addition to our commitments to fund mortgage loans, we have unfunded commitments at September 30, 2021 to limited partnerships of $117.7 million and to fixed maturity securities of $8.1 million.
11. Earnings Per Common Share and Stockholders' Equity
Earnings Per Common Share
The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Numerator:
Net income available to common stockholders - numerator for earnings per common share	$141,947	$661,250	$348,099	$644,207

Denominator:
Weighted average common shares outstanding	92,478,154	91,861,167	94,325,984	91,769,932
Effect of dilutive securities:
Stock options and deferred compensation agreements	237,076	55,926	224,519	85,493
Restricted stock and restricted stock units	328,430	246,179	316,897	215,310
Denominator for earnings per common share - assuming dilution	93,043,660	92,163,272	94,867,400	92,070,735

Earnings per common share	$1.53	$7.20	$3.69	$7.02
Earnings per common share - assuming dilution	$1.53	$7.17	$3.67	$7.00
During the three months ended September 30, 2021, there were 336,598 options to purchase shares of our common stock outstanding, with an exercise price of $31.31 - $32.58, excluded from the computation of diluted earnings per common share. During the nine months ended September 30, 2021, there were 226,598 options to purchase shares of our common stock outstanding, with an exercise price of $31.63 - $32.58, excluded from the computation of diluted earnings per common share. During the three months ended September 30, 2020, there were 522,671 options to purchase shares of our common stock outstanding, with an exercise price of $24.71 - $26.70, excluded from the computation of diluted earnings per common share. During the nine months ended September 30, 2020, there were 50,000 options to purchase shares of our common stock outstanding, with an exercise price of $26.70, excluded from the computation of diluted earnings per share.

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
Dividends on the Series A and Series B preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the first day of March, June, September and December of each year, commencing on March 1, 2020 for Series A and on December 1, 2020 for Series B. For the three and nine months ended September 30, 2021, we paid dividends totaling $5.9 million and $17.8 million on the Series A preferred stock and $5.0 million and $14.9 million on the Series B preferred stock, respectively. For the three and nine months ended September 30, 2020, we paid dividends totaling $5.9 million and $18.5 million on the Series A preferred stock, respectively. The Series A and Series B preferred stock rank senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference. The Series A and Series B preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions.
Brookfield Asset Management Equity Investment
On October 18, 2020, we announced an agreement with Brookfield Asset Management, Inc. and its affiliated entities (collectively, "Brookfield") under which Brookfield will acquire up to a 19.9% ownership interest of common stock in the Company. The equity investment by Brookfield will take place in two stages: an initial purchase of a 9.9% equity interest at $37.00 per share which closed on November 30, 2020 with Brookfield purchasing 9,106,042 shares, and a second purchase of up to an incremental 10.0% equity interest, at the greater value of $37.00 per share or adjusted book value per share (excluding AOCI and the net impact of fair value accounting for derivatives and embedded derivatives). The second equity investment is subject to finalization of a reinsurance transaction that closed on October 8, 2021, receipt of applicable regulatory approvals and other closing conditions. Brookfield also received one seat on the Company’s Board of Directors following the initial equity investment.
Share Repurchase Program
On October 18, 2020, the Company's Board of Directors approved a $500 million share repurchase program. The purpose of the share repurchase program is to both offset dilution from the issuance of shares to Brookfield and to institute a regular cash return program for shareholders. We started the buyback program on October 30, 2020 and have repurchased 5.1 million shares of our common stock for $149.4 million in the open market as of September 30, 2021.
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
As of September 30, 2021, we have repurchased approximately 9.1 million shares of our common stock at an average price of $29.04 per common share.
Treasury Stock
As of September 30, 2021, we held 9,936,715 shares of treasury stock with a carrying value of $260.6 million. As of December 31, 2020, we held 6,516,525 shares of treasury stock with a carrying value of $151.6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at September 30, 2021, and the unaudited consolidated results of operations for the three and nine month periods ended September 30, 2021 and 2020, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2020. Interim operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the entire year. Preparation of financial statements requires use of management estimates and assumptions.
Cautionary Statement Regarding Forward-Looking Information
All statements, trend analysis and other information contained in this report and elsewhere (such as in filings by us with the SEC, press releases, presentations by us or management or oral statements) may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events and do not relate strictly to historical or current facts. They may relate to markets for our products, trends in our operations or financial results, strategic alternatives, future operations, strategies, plans, partnerships, investments, share buybacks and other financial developments. They use words and terms such as accelerate, anticipate, assumption, believe, can, could, enable, estimate, evolve, expect, foreseeable, improve, intend, likely, may, migrating, model, objective, opportunity, outlook, plan, potential, project, seek, should, strategy, sustainable, target, will, would, and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all forms of speech and derivative forms, or similar words, as well as any projections of future events or results. Forward-looking statements, by their nature, are subject to a variety of assumptions, risks, and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Factors that may cause our actual decisions or results to differ materially from those contemplated by these forward-looking statements include, among other things:
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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021. Forward-looking statements speak only as of the date the statement was made and the Company undertakes no obligation to update such forward-looking statements. There can be no assurance that other factors not currently disclosed or anticipated by the Company will not materially adversely affect our results of operations or plans. Investors are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf.
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
We are implementing an updated strategy, referred to as AEL 2.0, after having undertaken a thorough review of our business in 2020. AEL 2.0 is designed to capitalize on the scarcity value of our annuity origination platform and couple it with an “open architecture” investment management platform for investing the annuity assets. Our approach to investment management is to partner with best in class investment management firms across a wide array of asset classes and capture part of the asset management value chain economics for our shareholders. This will enable us to operate at the intersection of both asset management and insurance. Our updated strategy focuses on four key pillars: Go-to-Market, Investment Management, Capital Structure and Foundational Capabilities.
The Go-to-Market pillar focuses on how we generate long-term client assets, referred to as policyholder funds under management, through annuity product sales. We consider our marketing capabilities and franchise to be one of our core competitive strengths. The liabilities we expect to originate will result in stable, long-term attractive funding, which we will invest to earn a spread and return over the prudent level of risk capital. American Equity Life has become one of the leading insurance companies in the IMO distribution channel over our 25-year history and can tap into a core set of loyal independent producers to originate new annuity product sales. We are focused on growing our loyal producers with one million dollars or greater of annuity product sales each year. We plan to increase our share of annuity product sales generated by IMOs and accelerate our expansion into bank, broker dealer and registered investment advisor distribution through our subsidiary, Eagle Life Insurance Company (“Eagle Life”). Our strategy is to improve sales execution and enhance producer loyalty with product solutions, focused marketing campaigns, distribution analytics to enhance both sales productivity and producer engagement and new client engagement models that complement traditional physical face-to-face interactions.
The Investment Management pillar will enable the return on assets to generate adequate spread income. In an environment where risk free rates remain low, insurers need to invest for better risk-adjusted yields than what are available in traditional fixed income securities. Our investment strategy is to look for opportunities to invest in alpha-producing specialty sub-sectors like middle market credit and sectors with contractually strong cash flows like commercial and residential real estate and infrastructure debt and equity. Our investment management strategy includes forming partnerships with certain asset managers that will provide access to specific asset sectors, resulting in a sustainable supply of quality private investments, in addition to traditional fixed income securities. The partnerships with asset managers may include us taking an equity interest in the asset manager to create greater alignment or forming an alternate economic sharing arrangement so we benefit as our partners scale their platforms with third party assets under management.
The Capital Structure pillar is focused on greater use of reinsurance structuring to both optimize asset allocation for our balance sheet and enable American Equity Life to free up capital and become a capital-light company over time. On October 8, 2021, we completed the previously announced reinsurance transaction with North End Re (Cayman) SPC (“North End Re”), a wholly owned subsidiary of Brookfield Asset Management Reinsurance Partners Ltd. In addition, we continue to work diligently on the formation of our own reinsurance platform, as well as working on other potential reinsurance arrangements. These transactions will enable us to achieve three business outcomes over time: first, free up capital to potentially return to shareholders, second, redeploy capital into higher yielding alpha generating assets to grow investment income relative to new money yields in a traditional core fixed income portfolio and third, successfully demonstrating the first two outcomes will allow us to raise third-party capital into reinsurance vehicles ("side-cars") to provide risk capital to back a portion of our existing liabilities and future sales of annuity products. This will enable us to convert from an investment spread business with our own capital at risk into a combination spread based and fee based business with externally sourced risk capital. In combination, we expect these three outcomes to generate sustained, deployable capital for shareholders and significant accretion in return on equity (“ROE”) over time.
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

The migration towards the AEL 2.0 business model will result in 2021 being a transitionary year for our financial results. We are migrating a fairly large balance sheet from a legacy core fixed income asset strategy with relatively higher asset leverage to a new asset allocation approach encompassing lower asset leverage, capital structure optimization through reinsurance and third-party capital, and utilization of alpha-producing assets to both improve sustainability of investment results in a low-interest rate environment and deliver superior, loss adjusted net yield over time. The scaling of alpha-producing assets is expected to be a multi-year journey. We have added in excess of $2 billion in private assets during 2021 and expect to grow such assets at a pace of 5% or greater of the portfolio in each subsequent year to evolve into our new asset allocation of 30% to 40% in private assets.
During 2021, we have made progress in the execution of the AEL 2.0 strategy. Key areas of progress include the following:
•we continued revitalization of our Go-to-Market strategy pillar. We delivered a complete refresh of our general account product suite, regained relevance and growth in the IMO distribution channel and built additional distribution with Eagle Life. Go-to-Market has been trending upward since the fourth quarter of last year. Our fixed index annuity sales were driven by the new competitive indices we introduced to the AssetShield product in February. At Eagle Life, the increase in fixed index annuity sales was driven by new relationships, a new income product, and an increase in our employee wholesaler team;
•we continued to build out our investment management pillar capabilities. We began to leverage our asset management partnerships to invest in single-family rental homes, middle market loans and agricultural and residential loans consistent with ramping towards the AEL 2.0 asset allocation strategy. Year-to-date, including residential mortgage loans, single family rental homes, commercial mortgage and agricultural loans and middle market loans, we have invested in approximately $2.5 billion in privately sourced assets. We are in process of transitioning the management of our core fixed income and private placement investments to BlackRock Financial Management, Inc. and Conning, Inc.
•we finalized a reinsurance treaty with North End Re, a wholly owned subsidiary of Brookfield Asset Management Reinsurance Partners Ltd. that covers both a portion of our in-force and new business flow which will provide attractive fee-like revenues that will start to drive our evolution to a higher return on equity business through building a capital efficient, return on assets fee-like earnings model. See Note 8 - Reinsurance and Policy Provisions for more information.
On October 18, 2020, the Company's Board of Directors approved a $500 million share repurchase program. The purpose of the share repurchase program is to both offset dilution from the issuance of shares to Brookfield Asset Management (including its affiliates “Brookfield”), and to institute a regular capital return program for shareholders. On July 1, 2021, we completed our share-repurchase of 9.1 million shares since starting our buyback in the fourth quarter of last year, which fully offset the impact of shares issued to Brookfield. As of September 30, 2021, we have repurchased approximately 9.1 million shares of our common stock at an average price of $29.04 per common share since the beginning of the share repurchase program in October 2020.
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
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average yield on invested assets	3.91%	4.10%	3.71%	4.20%
Aggregate cost of money	1.51%	1.66%	1.55%	1.71%
Aggregate investment spread	2.40%	2.44%	2.16%	2.49%

Impact of:
Investment yield - additional prepayment income	0.12%	0.10%	0.11%	0.06%
Cost of money benefit from over hedging	0.08%	0.03%	0.05%	0.03%

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
Average yield on invested assets decreased primarily as a result of a higher level of cash and cash equivalent holdings during the three and nine months ended September 30, 2021 compared to the same periods in 2020. The higher level of cash and cash equivalent holdings was a result of our decision to execute a series of trades in the fourth quarter of 2020 designed to raise liquidity to fund block reinsurance transactions and de-risk the investment portfolio. See Net investment income. Active management of policyholder crediting rates has continued to lower the aggregate cost of money. We expect to have flexibility to reduce our crediting rates if necessary and could decrease our cost of money by approximately 58 basis points if we reduce current rates to guaranteed minimums.
Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020
Annuity deposits by product type collected during the three and nine months ended September 30, 2021 and 2020, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
American Equity Investment Life Insurance Company:
Fixed index annuities	$727,641	$432,602	$1,947,241	$1,491,564
Annual reset fixed rate annuities	1,462	1,817	5,285	6,464
Multi-year fixed rate annuities	14,196	531	849,062	983
Single premium immediate annuities	16,282	10,205	45,671	25,687
	759,581	445,155	2,847,259	1,524,698
Eagle Life Insurance Company:
Fixed index annuities	187,611	60,476	520,967	239,349
Annual reset fixed rate annuities	—	39	337	97
Multi-year fixed rate annuities	362,769	68,206	1,556,391	73,386
	550,380	128,721	2,077,695	312,832
Consolidated:
Fixed index annuities	915,252	493,078	2,468,208	1,730,913
Annual reset fixed rate annuities	1,462	1,856	5,622	6,561
Multi-year fixed rate annuities	376,965	68,737	2,405,453	74,369
Single premium immediate annuities	16,282	10,205	45,671	25,687
Total before coinsurance ceded	1,309,961	573,876	4,924,954	1,837,530
Coinsurance ceded	203,218	5,996	209,968	29,390
Net after coinsurance ceded	$1,106,743	$567,880	$4,714,986	$1,808,140
Annuity deposits before and after coinsurance ceded increased 128% and 95%, respectively, during the third quarter of 2021 compared to the same period in 2020 and increased 168% and 161%, respectively, during the nine months ended September 30, 2021 compared to the same period in 2020. The increases in sales in for the three and nine months ended September 30, 2021 compared to the same periods in 2020 were driven by the sales of multi-year fixed rate annuity products introduced in late 2020 at both American Equity Life and Eagle Life and increased sales of fixed index annuities at both American Equity Life and Eagle Life. We are focused on our fixed index annuity products with recent product refreshes and the new EstateShield product at American Equity Life and the addition of a guaranteed retirement income product at Eagle Life. We are targeting total sales of $5 billion to $6 billion in 2021.
Prior to January 1, 2021, we had been ceding 80% of the annuity deposits received from certain multi-year rate guaranteed annuities and 20% of certain fixed index annuities sold by Eagle Life through broker/dealers and banks to an unaffiliated reinsurer. Beginning January 1, 2021, no new business is being ceded to the unaffiliated reinsurer. Effective July 1, 2021, we ceded 100% of an in-force block of fixed index annuities and began ceding 75% of certain fixed index annuities issued after July 1, 2021 to Brookfield which caused the increases in coinsurance ceded premiums for the three and nine months ended September 30, 2021 compared to the same periods in 2020.
Net income available to common stockholders decreased to $141.9 million in the third quarter of 2021 and $348.1 million for the nine months ended September 30, 2021 compared to $661.3 million and $644.2 million for the same periods in 2020. The decreases in net income available to common stockholders for the three and nine months ended September 30, 2021 were driven primarily by the impact of assumption updates during the third quarter of 2021 compared to the impact of assumption updates during the third quarter of 2020 as further described below.

Net income available to common stockholders for the three and nine months ended September 30, 2021 was negatively impacted by a decrease in the aggregate investment spread as previously noted. Net income, in general, is impacted by the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) decreased 1% to $52.6 billion for the third quarter of 2021 and increased 3% to $54.6 billion for the nine months ended September 30, 2021 compared to $53.1 billion and $53.2 billion for the same periods in 2020. Our investment spread measured in dollars was $323.2 million for the third quarter of 2021 and $876.0 million for the nine months ended September 30, 2021 compared to $318.2 million and $966.3 million for the same periods in 2020. Our investment spread has been negatively impacted by the extended low interest rate environment and by holding higher levels of cash and cash equivalents (see Net investment income). The higher levels of cash and cash equivalent holdings will decrease in the fourth quarter of 2021 with the execution of the reinsurance treaty with North End Re which closed on October 8, 2021. We expect to invest most of the cash balances above our target cash levels into traditional fixed income securities and privately sourced assets during the rest of 2021. The impact of the extended low interest rate environment and higher cash and cash equivalent holdings has been partially offset by a lower aggregate cost of money due to our continued active management of new business and renewal rates. Net income available to common stockholders for the three and nine months ended September 30, 2021 was negatively impacted by an increase in other operating costs and expenses (see Other operating costs and expenses). We expect operating costs to trend higher in the near term, as we will build out the necessary infrastructure to continue execution of the AEL 2.0 strategy. We expect the level of other operating costs and expenses to settle into the high $40 million range each quarter beginning during 2022, post refinancing our existing redundant reserve financing facilities.
Net income was also impacted by the change in the fair value of derivatives and embedded derivatives, which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income for the three and nine months ended September 30, 2021 was positively impacted by decreases in expected index credits on the next policy anniversary dates resulting from decreases in the fair value of the call options acquired to fund these index credits and net increases in the discount rates use to estimate the fair value of our embedded derivative liabilities, the impact of which was partially offset by increases in amortization of deferred policy acquisition costs and deferred sales inducements related to the change in fair value of derivatives and embedded derivatives. Net income (loss) for the three and nine months ended September 30, 2020 was negatively impacted by net decreases in the discount rates used to estimate the fair value of our embedded derivative liabilities, the impact of which was partially offset by decreases in amortization of deferred policy acquisition costs and deferred sales inducements related to the change in fair value of derivatives and embedded derivatives. See discussion below for the drivers of changes in net income as a result of actuarial assumption updates. See Change in fair value of derivatives, Change in fair value of embedded derivatives, Amortization of deferred sales inducements and Amortization of deferred policy acquisition costs.
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
Net income available to common stockholders for the 2021 and 2020 periods includes effects from updates to assumptions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
(Decrease) increase in amortization of deferred sales inducements	$(51,412)	$391,428	$(51,412)	$428,101
(Decrease) increase in amortization of deferred policy acquisition costs	(52,602)	589,209	(52,602)	646,785
Increase in interest sensitive and index product benefits	233,178	285,825	233,178	285,825
Decrease in change in fair value of embedded derivatives	(125,752)	(2,111,140)	(125,752)	(2,341,279)
Effect on net income available to common stockholders	(2,678)	663,073	(2,678)	769,611
We review these assumptions quarterly and as a result of these reviews, we made updates to assumptions in the third quarter of 2021 and the second and third quarters of 2020.
The most significant assumption updates made in the third quarter of 2021 were to investment spread assumptions, including the net investment earned rate and crediting rate on policies, lifetime income benefit rider utilization assumptions, mortality assumptions, and lapse rate assumptions as discussed below.
Due to the continued low interest rate environment, we updated our assumption for investment spread for American Equity Life to 2.25% in the near term and increasing to 2.50% over an eight-year reversion period and our assumption for crediting/discount rate to 1.55% increasing to 2.10% over an eight-year reversion period. Prior to these assumption updates, our long-term assumption for aggregate investment spread was at 2.60% at then end of an eight-year reversion period, with a near term crediting/discount rate of 1.90% increasing to 2.10% over an eight-year reversion period. The assumption change to decrease aggregate investment spread resulted in lower expected future gross profits as compared to previous estimates and a decrease in the balances of deferred policy acquisition costs and deferred sales inducements.
We updated lapse rate and mortality assumptions based on historical experience. For certain annuity products without a lifetime income benefit rider, the lapse rate assumption was increased in more recent cohorts to reflect higher lapses on polices with a market value adjustment

("MVA") feature. For other annuity products with a lifetime income benefit rider, the population was bifurcated based on whether policies had utilized the rider. For those policies which had utilized the rider, the lapse rate assumption was decreased in later durations. The overall mortality assumption was lowered to reflect historical experience. The net impact of the updates to the lapse rate and mortality assumptions resulted in higher expected future gross profits as compared to previous estimates and an increase in the balances of deferred policy acquisition costs and deferred sales inducements. The net impact of the updates to lapse rate and mortality assumptions resulted in an increase in the liability for lifetime income benefit riders due to a greater amount of expected benefit payments in excess of account values.
We updated the lifetime income benefit rider utilization assumption based on historical experience. The ultimate utilization assumption was lowered for policies with a fee rider and certain policies with a no-fee rider. In addition, the utilization assumption was changed to reflect seasonality with higher utilization rates during the first quarter of each year. The net impact of the updates to the utilization assumption resulted in a decrease in the liability for lifetime income benefit riders due to a lower amount of expected benefits payments due to lower expected utilization. The net impact of the updates to the utilization assumption resulted in higher expected future gross profits as compared to previous estimates and an increase in the balances of deferred policy acquisition costs and deferred sales inducements.
The most significant assumption update to the calculation of the fair value of the embedded derivative component of our fixed index annuity policy benefit reserve in the third quarter of 2021 was the change in lapse rate assumptions discussed above. The net impact of the updates to the lapse rate assumption resulted in a decrease in the embedded derivative component of our fixed index annuity policy benefit reserves as less funds ultimately qualify for excess benefits.
The most significant assumption updates made in the third quarter of 2020 were to investment spread assumptions, including the net investment earned rate and crediting rates on policies, as well as updates to lapse rate and partial withdrawal assumptions as discussed below.
Due to the economic and low interest rate environments, we updated our assumption for aggregate investment spread to 2.40% in the near-term increasing to 2.60% over an eight-year reversion period and our assumption for crediting/discount rate to 1.60% increasing to 2.10% over an eight-year reversion period. Prior to these assumption updates, our long-term assumption for aggregate investment spread was steady at 2.60%, with a near term crediting/discount rate of 1.90% increasing to 2.90% over a 20-year reversion period. The assumption update to decrease aggregate investment spread resulted in lower expected future gross profits as compared to previous estimates and a decrease in the balances of deferred policy acquisition costs and deferred sales inducements. The decrease in the crediting rate, which is used as the discount rate in the calculation of the liability for lifetime income benefit riders, resulted in an increase in the liability for lifetime income benefit riders.
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
Net income for the nine months ended September 30, 2020 was impacted by a discrete tax item that provided a tax benefit of $30.1 million related to the provision of the Coronavirus Aid, Relief, and Economic Security Act that allowed net operating losses for 2018 through 2020 to be carried back to previous tax years in which a 35% statutory tax rate was in effect.
Non-GAAP operating income (loss) available to common stockholders, a non-GAAP financial measure, increased to $79.5 million in the third quarter of 2021 and $214.7 million for the nine months ended September 30, 2021 compared to $(249.8) million and $(2.6) million for the same periods in 2020.

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
The adjustments made to net income available to common stockholders to arrive at non-GAAP operating income (loss) available to common stockholders for the three and nine months ended September 30, 2021 and 2020 are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Reconciliation from net income available to common stockholders to non-GAAP operating income (loss) available to common stockholders:
Net income available to common stockholders	$141,947	$661,250	$348,099	$644,207
Adjustments to arrive at non-GAAP operating income (loss) available to common stockholders:
Net realized (gains) losses on financial assets, including credit losses	(3,900)	15,145	2,528	49,986
Change in fair value of derivatives and embedded derivatives - fixed index annuities	(75,879)	(1,176,909)	(172,746)	(873,773)
Change in fair value of derivatives - interest rate caps and swap	—	—	—	(848)
Income taxes	17,285	250,701	36,801	177,804
Non-GAAP operating income (loss) available to common stockholders	$79,453	$(249,813)	$214,682	$(2,624)
The amounts disclosed in the reconciliation above are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and accretion of lifetime income benefit rider reserves where applicable.
Non-GAAP operating income (loss) available to common stockholders for the 2021 and 2020 periods includes effects from updates to assumptions as follows:

	Three and Nine Months Ended September 30,
	2021	2020
	(Dollars in thousands)
(Decrease) increase in amortization of deferred sales inducements	$(73,791)	$57,467
(Decrease) increase in amortization of deferred policy acquisition costs	(87,029)	90,970
Increase in interest sensitive and index product benefits	233,178	285,825
Effect on non-GAAP operating income (loss) available to common stockholders	(56,801)	(340,895)
The impact to net income available to common stockholders and non-GAAP operating income (loss) available to common stockholders from assumption updates varies due to the impact of fair value accounting for our fixed index annuity business as non-GAAP operating income (loss) available to common stockholders eliminates the impact of fair value accounting for our fixed index annuity business. While the assumption updates made during 2021 and 2020 were consistently applied, the impact to net income available to common stockholders and non-GAAP operating income (loss) available to common stockholders varies due to different amortization rates being applied to gross profit adjustments included in the valuation.

The changes in non-GAAP operating income (loss) available to common stockholders for the three and nine months ended September 30, 2021 compared to the same periods in 2020 were primarily a result of the impact of assumption updates as previously noted. Non-GAAP operating income (loss) available to common stockholders adjusted for the impact of updates to assumptions for the three months ended September 30, 2021 increased compared to the same period in 2020. The increase is primarily due to a smaller increase in the liability for lifetime income benefit riders and less amortization of deferred policy acquisition costs and deferred sales inducements partially offset by lower investment income and higher other operating costs and expenses. Non-GAAP operating income (loss) available to common stockholders adjusted for the impact of updates to assumptions for the nine months ended September 30, 2021 decreased compared to the same period in 2020. The decrease is primarily due to lower investment income and higher other operating costs and expenses partially offset by a smaller increase in the liability for lifetime income benefit riders and less amortization of deferred policy acquisition costs and deferred sales inducements. In addition, non-GAAP operating income (loss) available to common stockholders for the nine months ended September 30, 2020 was impacted by a $30.1 million tax benefit from a discrete tax item related to the Coronavirus Aid, Relief, and Economic Security Act. See Net income available to common stockholders.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) decreased 6% to $58.5 million in the third quarter of 2021 and 2% to $182.3 million for the nine months ended September 30, 2021 compared to $62.3 million and $185.3 million for the same periods in 2020. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Surrender charges	$16,481	$16,447	$54,019	$55,542
Lifetime income benefit riders (LIBR) fees	41,999	45,830	128,302	129,722
	$58,480	$62,277	$182,321	$185,264

Withdrawals from annuity policies subject to surrender charges	$313,557	$176,442	$875,046	$573,419
Average surrender charge collected on withdrawals subject to surrender charges	5.3%	9.3%	6.2%	9.7%

Fund values on policies subject to LIBR fees	$5,260,739	$5,789,502	$16,563,433	$16,821,767
Weighted average per policy LIBR fee	0.80%	0.79%	0.77%	0.77%
The decreases in annuity product charges for the three and nine month periods ended September 30, 2021 compared to the same periods in 2020 were primarily attributable to decreases in fees assessed for lifetime income benefit riders due to lower volumes of business in force subject to the fee compared to the prior periods post the execution of the North End Re reinsurance treaty effective on July 1, 2021. In addition, surrender charges decreased for the nine month period ended September 30, 2021 as the increases in withdrawals from annuity policies subject to surrender charges were more than offset by lower average surrender charges collected on those withdrawals due to changes in the surrender charge levels and offsetting market value adjustments on policies that were surrendered compared to the same period in 2020. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders.
Net investment income decreased 3% to $526.4 million in the third quarter of 2021 and 8% to $1,522.9 million for the nine months ended September 30, 2021 compared to $543.3 million and $1,660.4 million for the same periods in 2020. The decreases were principally attributable to decreases in average yield earned on average invested assets during the three and nine months ended September 30, 2021 compared to the same periods in 2020, partially offset by increases in our average invested assets during the three and nine months ended September 30, 2021 compared to the same periods in 2020. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 1% to $53.8 billion for the third quarter of 2021 and 4% to $54.9 billion for the nine months ended September 30, 2021 compared to $53.0 billion and $52.8 billion for the same periods in 2020.
The average yield earned on average invested assets was 3.91% for the third quarter of 2021 and 3.71% for the nine months ended September 30, 2021 compared to 4.10% and 4.20% for the same periods in 2020. The decreases in average yield earned for the three and nine months ended September 30, 2021 compared to the same periods in 2020 were primarily attributable to increases in our level of cash and cash equivalent holdings as previously described and investment of new premiums and portfolio cash flows during the first half of 2021 and most of 2020 at average rates below the overall portfolio yield, excluding the impact of cash and cash equivalent holdings on the overall portfolio yield. Cash and cash equivalents holdings averaged $6.9 billion during the three months ended September 30, 2021, after adjusting for the cash impact to average cash holdings of the North End Re reinsurance treaty, compared to $1.4 billion during the three months ended September 30, 2020. As of September 30, 2021, we held approximately $7.6 billion of cash and cash equivalents, after adjusting for the cash impact to cash holdings of the North End Re reinsurance treaty. We intend to hold approximately 1% to 2% of our investment portfolio in cash and cash equivalents once we are fully invested.

The expected return on investments purchased during the three and nine months ended September 30, 2021 was 4.63% and 4.07%, net of third-party investment management expenses. Purchases for the three months ended September 30, 2021 included $23.9 million of fixed maturity securities with an expected return of 3.47% and $375 million of privately sourced assets with an expected return of 4.70%. The privately sourced assets include investments in investment real estate, middle market loans, mortgage loans and strategic investments in limited partnerships. The expected return on investments purchased during the three and nine months ended September 30, 2020 was 4.54% and 4.06%.
Change in fair value of derivatives primarily consists of call options purchased to fund annual index credits on fixed index annuities. The components of change in fair value of derivatives are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Call options:
Gain on option expiration	$346,674	$(3,228)	$1,058,152	$(2,492)
Change in unrealized gains/losses	(418,362)	208,239	(232,771)	(406,771)
Warrants	987	—	1,103	—
Interest rate caps	—	—	—	62
	$(70,701)	$205,011	$826,484	$(409,201)
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based which impacts the level of gains on call option expirations, the fair values of those call options and changes in the fair values of those call options between periods. The changes in gain on option expiration and unrealized gains/losses on call options for the three and nine months ended September 30, 2021 compared to the same periods in 2020 reflect the impact of the recovery of the equity markets subsequent to the equity markets decline in March of 2020 related to the economic uncertainty caused by the COVID-19 pandemic. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
S&P 500 Index
Point-to-point strategy	1.0% - 17.6%	0.6% - 11.6%	0.0% - 42.6%	0.0% - 17.4%
Monthly average strategy	1.0% - 12.2%	0.0% - 8.0%	0.0% - 29.4%	0.0% - 11.9%
Monthly point-to-point strategy	0.4% - 20.2%	0.0% - 0.2%	0.0% - 21.7%	0.0% - 14.0%
Volatility control index point-to-point strategy	0.0% - 8.3%	0.0% - 1.4%	0.0% - 9.7%	0.0% - 9.3%
Fixed income (bond index) strategies	0.0% - 4.7%	0.0% - 11.1%	0.0% - 10.0%	0.0% - 13.6%
The change in fair value of derivatives is also influenced by the aggregate cost of options purchased. The aggregate cost of options for the three and nine months ended September 30, 2021 were lower than for the same periods in 2020 as option costs generally decreased during 2020 and into 2021. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Other revenue was $7.6 million for the three and nine months ended September 30, 2021 and primarily consists of $2.7 million related to asset liability management fees and $4.5 million of amortization related to the deferred gain associated with the cost of reinsurance. Both of these items are associated with the North End Re reinsurance treaty which was effective July 1, 2021. See Note 8 - Reinsurance and Policy Provisions for more information.

Interest sensitive and index product benefits increased 42% to $817.0 million in the third quarter of 2021 and 73% to $2.1 billion for the nine months ended September 30, 2021 compared to $576.1 million and $1.2 billion for the same periods in 2020. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Index credits on index policies	$475,292	$174,747	$1,535,320	$551,562
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	65,637	48,042	188,279	148,078
Lifetime income benefit riders	276,085	353,358	382,991	517,718
	$817,014	$576,147	$2,106,590	$1,217,358
The increases in index credits for the three and nine months ended September 30, 2021 compared to the same periods in 2020 were due to changes in the level of appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $489.9 million and $1,559.5 million for the three and nine months ended September 30, 2021, compared to $178.4 million and $560.7 million for the same periods in 2020. The increases in interest credited for the three and nine months ended September 30, 2021 compared to the same periods in 2020 were due to increases in sales of single premium deferred annuity products that receive a fixed rate of interest partially offset by a reduction in interest credited to funds allocated to the fixed option within our fixed index annuities due to a decrease in the average balance allocated to the fixed option. The decreases in benefits recognized for lifetime income benefit riders for the three and nine months ended September 30, 2021 compared to the same periods in 2020 were primarily due to the impact of assumption updates made during the third quarter of 2021 compared to the impact of assumption updates made during the third quarter of 2020 and the level of index credits on index policies for the three and nine months ended September 30, 2021 compared to the same periods in 2020. In addition, fund value of policies with lifetime income benefit riders decreased as a result of the North End Re reinsurance treaty, which correlates to the decrease in fees discussed in Annuity product charges.
The liability (net of coinsurance ceded) for lifetime income benefit riders was $2.7 billion and $2.5 billion at September 30, 2021 and December 31, 2020, respectively which includes the impact of unrealized gains and losses on available for sale securities on the liability for lifetime income benefit riders of $461.9 million and $584.6 million at September 30, 2021 and December 31, 2020, respectively.
Amortization of deferred sales inducements before gross profit adjustments decreased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. Amortization of deferred sales inducements is based on historical, current and future expected gross profits. The changes in amortization from period to period are the result of differences in actual gross profits compared to expected or modeled gross profits and changes to the underlying business. The decreases in amortization before and after gross profit adjustments for the three and nine months ended September 30, 2021 compared to the same periods in 2020 were primarily due to the impact of assumption updates made during the third quarter of 2021 as compared to the impact of assumption updates made during the third quarter of 2020. See Net Income available to common stockholders and Non-GAAP operating income (loss) available to common stockholders above for discussion of the impact of assumption updates for the three and nine months ended September 30, 2021 and 2020. In addition, amortization of deferred sales inducements for the three and nine months ended September 30, 2021 decreased as index credits on index policies for the three and nine months ended September 30, 2021 were in excess of index credits on index policies for the same periods of 2020. Bonus products represented 67% and 76% of our net annuity account values at September 30, 2021 and September 30, 2020, respectively. The amount of amortization is affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years.
Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$(34,854)	$113,273	$57,887	$197,514
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	17,613	305,981	35,752	224,938
Net realized losses on investments	69	(2,271)	(356)	(7,056)
Amortization of deferred sales inducements after gross profit adjustments	$(17,172)	$416,983	$93,283	$415,396

Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives (see Note 7 to our unaudited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Fixed index annuities - embedded derivatives	$(681,509)	$(2,021,513)	$(932,546)	$(2,392,600)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	145,105	289,016	387,442	536,977
	$(536,404)	$(1,732,497)	$(545,104)	$(1,855,623)
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
The primary reason for the increases in the change in fair value of the fixed index annuity embedded derivatives during the three and nine months nine months ended September 30, 2021 compared to the same periods of 2020 was the impact of assumption updates made during the third quarter of 2021 compared to the impact of assumption updates made during the third quarter of 2020. See Net Income available to common stockholders above for discussion of the impact of assumption updates on the fair value of the fixed index annuity embedded derivative for the three and nine months ended September 30, 2021 and 2020.
In addition, the increase in the change in fair value of the fixed index annuity embedded derivatives during the three months ended September 30, 2021 compared to the same period of 2020 was due to a decrease in expected index credits on the next policy anniversary dates resulting from decreases in the fair value of the call options acquired to fund these index credits during the three months ended September 30, 2021 compared to increases in the expected index credits resulting from increases in the fair value of the call options acquired to fund these index credits during the three months ended September 30, 2020 and an increase in the net discount rate during the three months ended September 20, 2021 compared to a decrease in the net discount rate during the same period of 2020. The increase in change in fair value of the fixed index annuity embedded derivatives for the nine months ended September 30, 2021 was also due to an increase in the net discount rate during the nine months ended September 20, 2021 compared to a decrease in the net discount rate during the same period of 2020. The discount rates used in estimating our embedded derivative liabilities fluctuate based on the changes in the general level of risk free interest rates and our own credit spread.
Amortization of deferred policy acquisition costs before gross profit adjustments decreased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. Amortization of deferred policy acquisition costs is based on historical, current and future expected gross profits. The changes in amortization from period to period are the result of differences in actual gross profits compared to expected or modeled gross profits and changes to the underlying business. The decreases in amortization before and after gross profit adjustments for the three and nine months ended September 30, 2021 compared to the same periods in 2020 were primarily due to the impact of assumption updates made during the third quarter of 2021 as compared to the impact of assumption updates made during the third quarter of 2020. See Net Income available to common stockholders and Non-GAAP operating income (loss) available to common stockholders above for discussion of the impact of assumption updates for the three and nine months ended September 30, 2021 and 2020. In addition, amortization of deferred sales inducements for the three and nine months ended September 30, 2021 decreased as index credits on index policies for the three and nine months ended September 30, 2021 were in excess of index credits on index policies for the same periods of 2020. The amount of amortization is affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts.

Amortization of deferred policy acquisition costs is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$(33,190)	$173,508	$106,963	$301,004
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	31,582	452,694	79,107	333,319
Net realized losses on investments	20	(3,606)	(741)	(10,914)
Amortization of deferred policy acquisition costs after gross profit adjustments	$(1,588)	$622,596	$185,329	$623,409
Other operating costs and expenses increased 32% to $56.5 million in the third quarter of 2021 and 38% to $177.4 million for the nine months ended September 30, 2021 compared to $42.7 million and $128.3 million for the same periods in 2020 and are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Salary and benefits	$33,733	$24,966	$97,441	$68,953
Risk charges	9,608	11,387	33,404	33,334
Other	13,177	6,385	46,588	26,028
Total other operating costs and expenses	$56,518	$42,738	$177,433	$128,315
Salary and benefits for the three and nine months ended September 30, 2021 increased $8.8 million and $28.5 million, respectively, compared to the same periods in 2020. These increases are primarily a result of an increase in salary and benefits of $5.6 million and an increase of $2.2 million related to expense recognized under our equity and cash incentive compensation programs ("incentive compensation programs") for the three months ended September 30, 2021 compared to the same period in 2020 and an increase in salary and benefits of $12.7 million and an increase of $13.6 million related to incentive compensation programs for the nine months ended September 30, 2021 compared to the same period in 2020. The increases in salary and benefits were primarily due to an increased number of employees related to our continued growth and implementation of AEL 2.0. The increases in expenses related to our incentive compensation programs were primarily due to an increase in the expected payouts due to a larger number of employees participating in the programs and higher potential payouts for certain employees participating in the programs. The increases in salary and benefits for the nine months ended September 30, 2021 include $5.1 million of expenses associated with talent transition as we implement the AEL 2.0 strategy.
Risk charges decreased for the three months ended September 30, 2021 and increased slightly for the nine months ended September 30, 2021 compared to the same periods in 2020. The decrease in risk charge expense for the three months ended September 30, 2021 is due to a reduction in the excess regulatory reserves ceded as of September 31, 2021 compared to September 30, 2020 as a result of the recapture of certain excess regulatory reserves ceded as of September 30, 2021. These expenses are based on the amount of excess regulatory reserves ceded to an unaffiliated reinsurer. The excess regulatory reserves ceded at September 30, 2021 and 2020 were $1,226.6 million and $1,332.2 million, respectively.
Other expenses increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily as a result of increases in legal and consulting fees related to the implementation of AEL 2.0, increases in depreciation and maintenance expense related to software and hardware assets and increases in agent conference related expenses as a result of conferences being planned as we emerge from the COVID-19 pandemic.
Income tax expense was $44.7 million in the third quarter of 2021 and $107.5 million for the nine months ended September 30, 2021 compared to $184.6 million and $143.3 million for the same periods in 2020. The changes in income tax expense were primarily due to changes in income before income taxes as well as changes in the effective income tax rates. The effective income tax rates for the three and nine months ended September 30, 2021 were 22.6% and 22.0%, respectively, and 21.7% and 17.8% for the same periods in 2020, respectively.
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

The effective tax rates for the three and nine months ended September 30, 2021 and the three months ended September 30, 2020 were not significantly impacted by discrete tax items. The effective tax rate for the nine months ended September 30, 2020 was impacted by a discrete tax item that provided a tax benefit of $30.8 million related to the provision of the Coronavirus Aid, Relief, and Economic Security Act that allowed net operating losses for 2018 through 2020 to be carried back to previous tax years in which a 35% statutory tax rate was in effect. The effective income tax rates excluding the impact of discrete items were 21.62% and 21.63%, respectively, for the three and nine months ended September 30, 2021 and 21.57% and 21.55% for the same periods in 2020, respectively.

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
As previously noted, as part of our AEL 2.0 investment pillar, we intend to ramp up our allocation to private assets in part by partnering with proven asset managers in our focus expansion sectors of commercial real estate, residential real estate including mortgages and single family rental homes, infrastructure debt and equity, middle market lending and lending to revenue, technology and software sector companies.
The composition of our investment portfolio is summarized as follows:

	September 30, 2021		December 31, 2020
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$38,486	0.1%	$39,771	0.1%
United States Government sponsored agencies	1,043,351	2.0%	1,039,551	1.9%
United States municipalities, states and territories	3,596,256	6.9%	3,776,131	7.0%
Foreign government obligations	195,341	0.4%	202,706	0.4%
Corporate securities	31,021,887	59.3%	31,156,827	58.1%
Residential mortgage backed securities	1,053,983	2.0%	1,512,831	2.8%
Commercial mortgage backed securities	4,138,078	7.9%	4,261,227	8.0%
Other asset backed securities	4,650,715	8.9%	5,549,849	10.4%
Total fixed maturity securities	45,738,097	87.5%	47,538,893	88.7%
Mortgage loans on real estate	4,288,742	8.2%	4,165,489	7.8%
Real estate	259,262	0.5%	—	—%
Derivative instruments	990,033	1.9%	1,310,954	2.4%
Other investments	1,021,226	1.9%	590,078	1.1%
	$52,297,360	100.0%	$53,605,414	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or credit losses while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are in investment grade (typically NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	September 30, 2021		December 31, 2020
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$26,662,952	58.3%	$27,883,428	58.7%
Baa	18,109,280	39.6%	18,408,954	38.7%
Total investment grade	44,772,232	97.9%	46,292,382	97.4%
Ba	786,584	1.7%	973,581	2.0%
B	79,414	0.2%	122,553	0.3%
Caa	40,126	0.1%	61,037	0.1%
Ca and lower	59,741	0.1%	89,340	0.2%
Total below investment grade	965,865	2.1%	1,246,511	2.6%
	$45,738,097	100.0%	$47,538,893	100.0%

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
A summary of our fixed maturity securities by NAIC designation is as follows:

	September 30, 2021				December 31, 2020
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$22,823,664	$25,508,437	$25,508,437	55.8%	$23,330,149	$26,564,542	$26,564,542	55.9%
2	17,170,505	18,928,256	18,928,256	41.4%	17,312,485	19,377,013	19,377,013	40.8%
3	1,066,599	1,107,418	1,107,418	2.4%	1,292,124	1,299,455	1,299,455	2.7%
4	145,455	157,196	157,196	0.3%	282,049	256,651	256,651	0.5%
5	17,226	15,860	15,860	—%	29,396	16,288	16,288	—%
6	24,091	20,930	20,930	0.1%	58,533	24,944	24,944	0.1%
	$41,247,540	$45,738,097	$45,738,097	100.0%	$42,304,736	$47,538,893	$47,538,893	100.0%
The amortized cost and fair value of fixed maturity securities at September 30, 2021, by contractual maturity, are presented in Note 4 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses, Net of Allowance	Allowance for Credit Losses	Fair Value
		(Dollars in thousands)
September 30, 2021
Fixed maturity securities, available for sale:
United States Government full faith and credit	1	$1,043	$(24)	$—	$1,019
United States municipalities, states and territories	20	67,964	(1,188)	(2,772)	64,004
Corporate securities	69	599,505	(14,518)	(1,006)	583,981
Residential mortgage backed securities	51	126,692	(2,158)	(296)	124,238
Commercial mortgage backed securities	62	429,719	(23,405)	—	406,314
Other asset backed securities	364	2,467,702	(46,678)	—	2,421,024
	567	$3,692,625	$(87,971)	$(4,074)	$3,600,580

December 31, 2020
Fixed maturity securities, available for sale:
United States Government sponsored agencies	3	$250,521	$(46)	$—	$250,475
United States municipalities, states and territories	14	36,558	(1,044)	(2,844)	32,670
Corporate securities	103	856,995	(35,892)	(60,193)	760,910
Residential mortgage backed securities	43	173,875	(2,526)	(1,734)	169,615
Commercial mortgage backed securities	122	1,034,424	(64,678)	—	969,746
Other asset backed securities	558	3,728,144	(146,640)	—	3,581,504
	843	$6,080,517	$(250,826)	$(64,771)	$5,764,920
The unrealized losses at September 30, 2021 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at September 30, 2021, and the continued impact the COVID-19 pandemic had on credit markets. Approximately 81% and 75% of the unrealized losses on fixed maturity securities shown in the above table for September 30, 2021 and December 31, 2020, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
The decrease in unrealized losses from December 31, 2020 to September 30, 2021 was primarily related to pricing improvements due to improved credit quality for certain fixed maturity securities during the nine months ended September 30, 2021 and strategies to reposition the fixed maturity security portfolio that resulted in the sales of certain securities that were in an unrealized loss position at December 31, 2020. This decrease was partially offset by an increase in treasury yields during the nine months ended September 30, 2021. The 10-year U.S. Treasury yields at September 30, 2021 and December 31, 2020 were 1.52% and 0.93%, respectively. The 30-year U.S. Treasury yields at September 30, 2021 and December 31, 2020 were 2.08% and 1.65%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses (1)	Percent of Total
	(Dollars in thousands)
September 30, 2021
1	$1,340,009	37.2%	$(30,840)	35.0%
2	1,785,151	49.6%	(40,816)	46.4%
3	388,245	10.8%	(12,900)	14.7%
4	54,940	1.5%	(1,995)	2.3%
5	15,860	0.4%	(467)	0.5%
6	16,375	0.5%	(953)	1.1%
	$3,600,580	100.0%	$(87,971)	100.0%
December 31, 2020
1	$2,625,341	45.5%	$(82,045)	32.7%
2	2,286,377	39.7%	(106,700)	42.5%
3	650,364	11.3%	(42,040)	16.8%
4	178,669	3.1%	(16,274)	6.5%
5	4,991	0.1%	(1,640)	0.7%
6	19,178	0.3%	(2,127)	0.8%
	$5,764,920	100.0%	$(250,826)	100.0%
(1)Gross unrealized losses have been adjusted to reflect the allowance for credit loss of $4.1 million and $64.8 million as of September 30, 2021 and December 31, 2020, respectively.
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 567 and 843 securities, respectively) have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020, along with a description of the factors causing the unrealized losses is presented in Note 4 to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

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
		(Dollars in thousands)
September 30, 2021
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	114	$754,630	$748,237	$(6,393)
Six months or more and less than twelve months	42	182,807	180,785	(2,022)
Twelve months or greater	330	2,309,934	2,245,622	(64,312)
Total investment grade	486	3,247,371	3,174,644	(72,727)
Below investment grade:
Less than six months	7	25,379	25,156	(223)
Six months or more and less than twelve months	4	12,687	11,868	(819)
Twelve months or greater	70	403,114	388,912	(14,202)
Total below investment grade	81	441,180	425,936	(15,244)
	567	$3,688,551	$3,600,580	$(87,971)

December 31, 2020
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	54	$686,711	$679,337	$(7,374)
Six months or more and less than twelve months	310	2,201,769	2,118,844	(82,925)
Twelve months or greater	338	2,400,833	2,288,755	(112,078)
Total investment grade	702	5,289,313	5,086,936	(202,377)
Below investment grade:
Less than six months	9	48,355	47,984	(371)
Six months or more and less than twelve months	37	155,451	146,779	(8,672)
Twelve months or greater	95	522,627	483,221	(39,406)
Total below investment grade	141	726,433	677,984	(48,449)
	843	$6,015,746	$5,764,920	$(250,826)
(1)Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss of $4.1 million and $64.8 million as of September 30, 2021 and December 31, 2020, respectively.

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost, Net of Allowance (1)	Fair Value	Gross Unrealized Losses, Net of Allowance (1)
		(Dollars in thousands)
September 30, 2021
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—
Below investment grade:
Less than six months	—	—	—	—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total below investment grade	—	—	—	—
	—	$—	$—	$—

December 31, 2020
Investment grade:
Less than six months	1	$2,453	$1,909	$(544)
Six months or more and less than twelve months	4	21,368	15,589	(5,779)
Twelve months or greater	—	—	—	—
Total investment grade	5	23,821	17,498	(6,323)
Below investment grade:
Less than six months	1	5,963	4,323	(1,640)
Six months or more and less than twelve months	8	38,046	38,046	—
Twelve months or greater	5	3,875	3,062	(813)
Total below investment grade	14	47,884	45,431	(2,453)
	19	$71,705	$62,929	$(8,776)
(1) Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss of $4.1 million and $64.8 million as of September 30, 2021 and December 31, 2020, respectively.

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

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
September 30, 2021
Due in one year or less	$31,570	$31,143
Due after one year through five years	41,118	38,332
Due after five years through ten years	200,680	194,093
Due after ten years through twenty years	184,145	180,742
Due after twenty years	210,999	204,694
	668,512	649,004
Residential mortgage backed securities	126,692	124,238
Commercial mortgage backed securities	429,719	406,314
Other asset backed securities	2,467,702	2,421,024
	$3,692,625	$3,600,580

December 31, 2020
Due in one year or less	$2,324	$1,864
Due after one year through five years	382,843	360,761
Due after five years through ten years	396,842	355,188
Due after ten years through twenty years	216,725	203,282
Due after twenty years	145,340	122,960
	1,144,074	1,044,055
Residential mortgage backed securities	173,875	169,615
Commercial mortgage backed securities	1,034,424	969,746
Other asset backed securities	3,728,144	3,581,504
	$6,080,517	$5,764,920
International Exposure
We hold fixed maturity securities with international exposure. As of September 30, 2021, 16.1% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. All of our fixed maturity securities with international exposure are denominated in U.S. dollars. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	September 30, 2021
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
GIIPS (1)	$227,691	$253,570	0.6%
Asia/Pacific	425,035	477,989	1.0%
Non-GIIPS Europe	2,592,188	2,899,194	6.3%
Latin America	228,392	255,981	0.6%
Non-U.S. North America	1,376,418	1,545,320	3.4%
Australia & New Zealand	952,105	1,023,260	2.2%
Other	846,302	933,980	2.0%
	$6,648,131	$7,389,294	16.1%
(1)Greece, Ireland, Italy, Portugal and Spain ("GIIPS"). All of our exposure in GIIPS are corporate securities with issuers domiciled in these countries. None of our foreign government obligations were held in any of these countries.

All of the securities presented in the table above are investment grade (NAIC designation of either 1 or 2), except for the following:

	September 30, 2021
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
GIIPS	$14,873	$17,139
Asia/Pacific	196	189
Non-GIIPS Europe	97,569	102,371
Latin America	50,142	53,417
Non-U.S. North America	79,586	81,337
Australia & New Zealand	545	545
Other	89,575	94,610
	$332,486	$349,608
Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e., significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of credit losses. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. For corporate issuers, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. For asset-backed securities, we evaluate changes in factors such as collateral performance, default rates, loss severities and expected cash flows. At September 30, 2021, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance	Net Unrealized Losses, Net of Allowance	Fair Value
		(Dollars in thousands)
Corporate securities - Public securities	1	$6,351	$(209)	$6,142	$—	$6,142
Corporate securities - Private placement securities	5	36,589	(797)	35,792	(742)	35,050
Residential mortgage backed securities	10	21,470	(296)	21,174	(284)	20,890
Commercial mortgage backed securities	5	68,232	—	68,232	(2,989)	65,243
United States municipalities, states and territories	5	19,044	(2,772)	16,272	(575)	15,697
	26	$151,686	$(4,074)	$147,612	$(4,590)	$143,022
We expect to recover the unrealized losses, net of allowances, as we did not have the intent to sell and it was not more likely than not that we would be required to sell these securities prior to recovery of the amortized cost basis, net of allowances. Our analysis of these securities and their credit performance at September 30, 2021 is as follows:
Corporate securities - public securities: The public corporate security included on the watch list has exposure to the offshore drilling industry. The decline in value of this security is due the low level of oil prices over a long period of time. While oil prices have drifted up in recent periods, the company's credit metrics remain under pressure.
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

During the three months ended September 30, 2021, we recognized a benefit related to a reduction in the allowance for credit losses for our fixed maturity securities of $0.1 million which included recoveries on municipal securities partially offset by additional credit losses realized on corporate securities and residential mortgage backed securities. During the nine months ended September 30, 2021, we recognized credit losses of $0.1 million which included net credit losses realized on corporate securities partially offset by net recoveries on municipal securities and residential mortgage backed securities.
During the three and nine months ended September 30, 2020, we recognized credit losses of $4.8 million and $51.5 million, respectively, on corporate securities with exposure to the offshore drilling industry and $19.2 million and $27.5 million, respectively, on commercial mortgage backed securities due to the impact of COVID-19 on the performance of the underlying collateral or our intent to sell the securities. In addition, during the three and nine months ended September 30, 2020, we recognized credit losses of $0.4 million and $1.2 million, respectively, on residential mortgage backed securities due to the performance of the underlying collateral and $1.5 million and $1.6 million, respectively, on private placement securities with exposure primarily to the airlines industry. During the nine months ended September 30, 2020 we recognized a credit loss of $0.5 million on an asset backed security due to our intent to sell such security.
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
Mortgage Loans on Real Estate
Our financing receivables consist of three mortgage loan portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our commercial mortgage loan portfolio consists of loans with an outstanding principal balance of $3.3 billion and $3.6 billion as of September 30, 2021 and December 31, 2020, respectively. This portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $354.7 million and $245.8 million as of September 30, 2021 and December 31, 2020, respectively. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $610.6 million and $366.3 million as of September 30, 2021 and December 31, 2020, respectively. These loans are collateralized by the related properties and diversified as to location within the United States. Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.
At September 30, 2021 and December 31, 2020, the largest principal amount outstanding for any single commercial mortgage loan was $28.2 million and $34.7 million, respectively, and the average loan size was $4.7 million and $4.8 million, respectively. In addition, the average loan-to-value ratio for commercial and agricultural mortgage loans combined was 53.2% and 53.6% at September 30, 2021 and December 31, 2020, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan-to-value ratio is indicative of our conservative underwriting policies and practices for originating mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 5 to our unaudited consolidated financial statements in this Form 10-Q, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund commercial mortgage loans up to 90 days in advance. At September 30, 2021, we had commitments to fund mortgage loans totaling $44.0 million, with interest rates ranging from 3.55% to 6.03%. During 2021 and 2020, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the nine months ended September 30, 2021, we received $250.3 million in cash for loans being paid in full compared to $126.4 million for the nine months ended September 30, 2020. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate.
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

We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Commercial, agricultural and residential loans are considered nonperforming when they are 90 days or more past due. Aging of financing receivables is summarized in the following table:

	Current	30-59 days past due	60-89 days past due	Over 90 days past due	Total
As of September 30, 2021:	(Dollars in thousands)
Commercial mortgage loans	$3,323,984	$—	$—	$—	$3,323,984
Agricultural mortgage loans	353,741	—	—	—	353,741
Residential mortgage loans	565,085	55,416	5,160	6,914	632,575
Total mortgage loans	$4,242,810	$55,416	$5,160	$6,914	$4,310,300

As of December 31, 2020:
Commercial mortgage loans	$3,578,888	$—	$—	$—	$3,578,888
Agricultural mortgage loans	245,173	—	—	—	245,173
Residential mortgage loans	346,730	25,449	111	167	372,457
Total mortgage loans	$4,170,791	$25,449	$111	$167	$4,196,518
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
Liquidity and Capital Resources
Our insurance subsidiaries generally have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $1,567.7 million for the nine months ended September 30, 2021 compared to $(806.2) million for the nine months ended September 30, 2020, with the increase attributable to a $2,886.9 million increase in net annuity deposits after coinsurance and a $513.0 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and mortgage loans. We have a highly liquid investment portfolio that can be used to meet policyholder and other obligations as needed. In addition, we intend to hold approximately 1% to 2% of our investment portfolio in cash and cash equivalents.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2021, up to $372.9 million can yet be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $2.1 billion of statutory earned surplus at September 30, 2021.

The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of September 30, 2021, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to maintain its insurer financial strength rating. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
Cash and cash equivalents of the parent holding company at September 30, 2021, were $397.0 million. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions.
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

If interest rates were to increase 10% (20 basis points) from levels at September 30, 2021, we estimate that the fair value of our fixed maturity securities would decrease by approximately $701.4 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements and policy benefit reserves) would be a decrease of $316.1 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of a credit loss) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2020 for a further discussion of the liquidity risk.
The amortized cost of fixed maturity securities that are callable at the option of the issuer, excluding securities with a make-whole provision, was $5.4 billion as of September 30, 2021. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. In addition, we have $3.5 billion of floating rate fixed maturity securities as of September 30, 2021. Generally, interest rates on these floating rate fixed maturity securities are based on the 3 month LIBOR rate and are reset quarterly. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At September 30, 2021, approximately 92% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies. At September 30, 2021, approximately 18% of our annuity liabilities were at minimum guaranteed crediting rates.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Proceeds received at expiration of options related to such credits	$489,902	$178,405	$1,559,495	$560,683
Annual index credits to policyholders on their anniversaries	475,292	174,747	1,535,320	551,562
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of September 30, 2021 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 10 - Commitments and Contingencies to the unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 1, for any required disclosure.
Item 1A. Risk Factors
We describe certain factors that may affect our business or operations under "Risk Factors" in Part I, Item 1A, of our 2020 Annual Report on Form 10-K, as amended or supplemented here.
Risks Relating to Our Business
Brookfield's Pending Investment in Our Common Stock is Subject to Regulatory Approvals and is Terminable by Brookfield or by us Under Certain Conditions.
Brookfield’s pending investment in our common stock is subject to regulatory approvals. These approvals remain outstanding, and may delay or impact the execution of Brookfield's pending investment. Our Investment Management Agreement with Brookfield, as amended, is terminable by either Brookfield or us after November 30, 2021, unless the parties have received these regulatory approvals and closed that investment. However, a party whose failure to fulfill any material obligation under that agreement or other material breach of that agreement has been the primary cause of, or resulted in, the failure to close that investment, does not have the right to terminate that agreement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Securities
The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced program (a)	Approximate dollar value of shares that may yet be purchased under program
	(shares)	(dollars)	(shares)	(dollars in thousands)
July 1, 2021 - July 31, 2021	41,004	$32.70	41,004	$236,000
August 1, 2021 - August 31, 2021	—	$—	—	$—
September 1, 2021 - September 30, 2021	—	$—	—	$—
Total	41,004		41,004
(a)On October 18, 2020, the Company's Board of Directors approved a $500 million share repurchase program.
Item 5. Other Information
As we continue to execute our multi-year AEL 2.0 transformation and look to optimize our operating flexibility and capital structure, we intend to put in place an appropriate level of suitable financing alternatives. We decided to let our revolving credit facility expire and expect to put in its place a meaningful financing structure that, if needed, together with our strong cash position, subsidiary dividend capacity, and other existing sources of liquidity, can help support the planned execution of ongoing AEL 2.0 initiatives and other potential future transactions over the next five years.

Item 6. Exhibits

Exhibit Number	Description
10.1 *	Offer Letter Agreement dated August 25, 2021 between American Equity Investment Life Insurance Company and Axel Andre
10.2 *	Retention Agreement between American Equity Investment Life Insurance Company and Scott Samuelson dated as of September 30, 2021
10.3 *	American Equity Transition Benefit Plan, dated as of August 6, 2021
10.4 *	Form of Separation Agreement under American Equity Transition Benefit Plan, effective August 6, 2021
10.5 *	Excerpts From American Equity Investment Life Holding Company Board of Directors Action by Written Consent Regarding John Matovina Restricted Stock, dated October 25, 2021
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	The cover page from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended September 30, 2021 formatted in iXBRL and contained in Exhibit 101.

*Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2021	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ Scott A. Samuelson
Scott A. Samuelson
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)