Form 10-K
period 2021-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2022-03-01
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,945,865,287 based on the closing price of $32.32 per share, the closing price of the common stock on the New York Stock Exchange on June 30, 2021.
Shares of common stock outstanding as of February 23, 2022: 96,949,174
Documents incorporated by reference: Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held June 10, 2022, which will be filed within 120 days after December 31, 2021, are incorporated by reference into Part III of this report.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

PART I.
Item 1.	Business	1
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Mine Safety Disclosures	17
PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 8.	Consolidated Financial Statements and Supplementary Data	49
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49
Item 9A.	Controls and Procedures	49
Item 9B.	Other Information	49
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	49
PART III.
	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2021.	49
PART IV.
Item 15.	Exhibits and Financial Statement Schedules	50
SIGNATURES		53
Index to Consolidated Financial Statements and Schedules		F-1
Exhibit 21.2	Subsidiaries of American Equity Investment Life Holding Company
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 31.1	Certification
Exhibit 31.2	Certification
Exhibit 32.1	Certification
Exhibit 32.2	Certification

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
Investor related information, including periodic reports filed on Forms 10-K, 10-Q and 8-K and any amendments may be found on our website at www.american-equity.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission ("SEC"). In addition, we have available on our website our: (i) code of business conduct and ethics; (ii) audit and risk committee charter; (iii) compensation and talent management committee charter; (iv) nominating and corporate governance committee charter and (v) corporate governance guidelines. The information incorporated herein by reference is also electronically accessible from the SEC's website at www.sec.gov.
Annuity Market Overview
Our target market includes individuals, typically ages 40 or older, who are seeking to accumulate tax-deferred savings or create guaranteed lifetime income. We believe that significant growth opportunities exist for annuity products because of favorable demographic and economic trends. According to the U.S. Census Bureau, there were approximately 54 million Americans age 65 and older in 2019, representing approximately 16.5% of the U.S. population, up from 14% in 2015. This group is expected to continue to grow and is expected to be over 20% of the total U.S. population during the next decade. Our fixed index and fixed rate annuity products are particularly attractive to this group due to their principal protection, competitive rates of credited interest, tax-deferred growth, guaranteed lifetime income and alternative payout options. Our competitive fixed index and fixed rate annuity products have enabled us to enjoy favorable growth in client assets in recent years and since our formation.
According to Secure Retirement Institute, with preliminary data for 4Q2021, total U.S. annuity sales in 2021 were $254.8 billion, up 16.3% compared to $219.1 billion in 2020. Fixed annuity sales totaled $130.8 billion in 2021, up 8.8% compared to $120.2 billion in 2020. This market is directly comparable to the target market for our products. Fixed index annuity sales totaled $63.7 billion in 2021, up 14.4% compared to $55.7 billion in 2020. Fixed rate deferred annuity sales were $53.4 billion in 2021, up 3.3% compared to $51.7 billion in 2020. Outside of fixed annuities, the other growing part of the U.S. annuity market was the registered index-linked annuity market. Sales in this market were $39.1 billion in 2021, up 62.9% compared to $24.0 billion in 2020.
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
With these changes in the macro environment, we began to implement an updated strategy, referred to as AEL 2.0, after having undertaken a thorough review of our business in 2020. AEL 2.0 is designed to capitalize on the scarcity value of our annuity origination and couple it with an “open architecture” investment management platform for investing the annuity assets. Our approach to investment management is to partner with best in class investment management firms across a wide array of asset classes and capture part of the asset management value chain economics for our shareholders. This will enable us to operate at the intersection of both asset management and insurance. Our updated strategy focuses on four key pillars: Go-to-Market, Investment Management, Capital Structure and Foundational Capabilities.
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
The Investment Management pillar is focused on generating a strong return on assets which, in turn, will generate adequate spread income to support our liabilities, operations, and profitability. In an environment where risk free interest rates continue to be historically low, insurers need to invest for better risk-adjusted yields than what are available in traditional fixed income securities. Our investment strategy is to supplement our core fixed income investment portfolio with opportunistic investments in alpha-producing specialty sub-sectors like middle market credit and sectors with contractually strong cash flows like real estate and infrastructure. We execute on this strategy by forming partnerships with certain asset managers that will provide access to specific asset sectors, resulting in a sustainable supply of quality private investments, in addition to traditional fixed income securities. The partnerships with asset managers may include us taking an equity interest in the asset manager to create greater alignment or forming an alternate economic sharing arrangement so we benefit as our partners scale their platforms with third party assets under management.
The Capital Structure pillar is focused on greater use of reinsurance structuring to both optimize asset allocation for our balance sheet and enable American Equity Life to free up capital and become a capital-light company over time. We worked diligently to complete in 2021 the announced reinsurance partnership with Brookfield Asset Management Reinsurance Partners Ltd. and its affiliated entities (collectively, "Brookfield Reinsurance" or "Brookfield") and the formation of our own reinsurance platforms. The use of reinsurance will enable us to achieve three business outcomes over time: first, free up capital to potentially return to shareholders, second, redeploy capital into higher yielding alpha generating assets to grow investment income relative to new money yields in a traditional core fixed income portfolio and third, successfully demonstrating the first two outcomes will allow us to raise third-party capital into reinsurance vehicles ("side-cars") to provide risk capital to back a portion of our existing liabilities and future sales of annuity products. This will enable us to convert from an investment spread business with our own capital at risk into a combination spread based and fee based business with externally sourced risk capital. In combination, these three outcomes are likely to generate sustained, deployable capital for shareholders and significant accretion in return on equity (“ROE”) over time.
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
During 2021, we made significant progress in the execution of the AEL 2.0 strategy. Key areas of progress include the following:
•we continued revitalization of our Go-to-Market strategy pillar. We regained relevance and growth in the IMO distribution channel, built additional distribution through independent broker dealers and banks with Eagle Life, focused on growing sales that convert to reinsured liabilities to drive "fee like" earnings and emerged as a talent magnet and builder of next generation distribution capabilities. We completed a complete refresh of the general account "Shield series" product suite for the IMO channel and focused the Eagle Life product portfolio on fixed index annuities with newer market indices and client crediting strategies. Income Shield remains the number one guaranteed income product in the industry with a 10-year surrender charge period. We have also negotiated a purchase agreement to acquire a broker dealer to enter into the registered products market.
•we continued to build out our investment management pillar capabilities. We transitioned the management of our core fixed income and private placement investments to BlackRock Financial Management, Inc. and entered into an agreement with Conning, Inc. to manage assets for our Bermuda reinsurer once that entity is fully functional. In addition, we re-tooled our investment management platform, expanded our underwriting and risk capital allocation lens for additional sectors, and expanded our capabilities in commercial real estate lending. We also created and expanded relationships with specialty asset managers to target certain sub-sectors and began leveraging those partnerships to invest in private assets including single-family rentals and short term mortgage loans. In 2021, we added $3.4 billion of private assets to the investment portfolio.
•we continued to optimize our capital structure to drive sustained free cash flow. We completed a reinsurance treaty with North End Re (Cayman) SPC (“North End Re”), a wholly owned subsidiary of Brookfield Reinsurance that covers both a portion of our in-force and a portion of new business flow. This transaction will start to drive our evolution to a higher return on equity business through building a capital efficient, return on assets model by providing attractive fee-like revenues on assets. We established AEL Re Bermuda Ltd., a wholly owned subsidiary domiciled in Bermuda, and executed a reinsurance treaty to transfer a block of in-force policies to this entity which operates in a jurisdiction with a principles based regulatory regime for both sides of the balance sheet. We also completed the restructuring of the redundant reserve financing for policies with a fee based lifetime income benefit rider which resulted in an improved

RBC ratio for American Equity Life and quarterly expense savings compared to the prior financing. See Note 9 - Reinsurance and Policy Provisions for more information.
In the next few years, we expect to migrate to a capital efficient business model with increased fee-like earnings. We will scale our investments into higher returning private assets, grow reinsured liabilities to side-cars to grow return on asset earnings, and write new business that converts us from the traditional spread based return on equity model to a “fee like” return on assets model through reinsurance.
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

	Year Ended December 31,
	2021		2020		2019
Product Type	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total
	(Dollars in thousands)
Fixed index annuities	$3,450,547	58%	$2,337,578	64%	$4,705,541	95%
Annual reset fixed rate annuities	6,483	—%	8,225	—%	11,444	—%
Multi-year fixed rate annuities	2,452,994	41%	1,303,133	35%	234,226	5%
Single premium immediate annuities	59,816	1%	33,461	1%	12,002	—%
	$5,969,840	100%	$3,682,397	100%	$4,963,213	100%
Fixed Index Annuities
Fixed index annuities allow policyholders to earn index credits based on the performance of a particular index without the risk of loss of their account value. Most of these products allow policyholders to transfer funds once a year among several different crediting strategies, including one or more index based strategies and a traditional fixed rate strategy. Bonus products represented 65%, 75% and 76% of our net annuity account values at December 31, 2021, 2020 and 2019, respectively. The initial annuity deposit on these policies is increased at issuance by a specified premium bonus ranging from 5% to 10%. Generally, the surrender charge and bonus vesting provisions of our policies are structured such that we have comparable protection from early termination between bonus and non-bonus products.
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
Fixed Rate Annuities
Fixed rate deferred annuities include annual, multi-year rate guaranteed products ("MYGAs") and single premium deferred annuities ("SPDAs") . Our annual reset fixed rate annuities have an annual interest rate (the "crediting rate") that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Our MYGAs and SPDAs are similar to our annual reset products except that the initial crediting rate on MYGAs is guaranteed for up to seven years before it may be changed at our discretion while the initial crediting rate on SPDAs is guaranteed for either three or five years. The minimum guaranteed rate on our annual reset fixed rate deferred annuities ranges from 1.00% to 4.00%, the initial guaranteed rate on our multi-year rate guaranteed deferred annuities ranges from 1.00% to 4.00% and the initial guaranteed rate on our SPDAs ranges from 1.45% to 2.65%.
The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity deposits and the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, experience factors and crediting rate history for particular groups of annuity policies with similar characteristics. As of December 31, 2021, crediting rates on our outstanding fixed rate deferred annuities generally ranged from 1.0% to 4.0%. The average crediting rates on our outstanding annual reset and multi-year rate guaranteed fixed rate deferred annuities at December 31, 2021 were 1.64% and 2.37%, respectively.
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
Information on surrender charge protection and net account values are as follows:

	December 31,
	2021	2020	2019
	(Dollars in thousands)
Annuity Surrender Charges:
Average years at issue	11.8	12.4	12.7
Average years remaining	5.5	6.1	6.7
Average surrender charge percentage remaining	9.1%	9.9%	10.8%
Annuity Account Value (net of coinsurance)	$53,191,277	$54,056,725	$53,233,898
A significant amount of our fixed index annuity policies and many of our annual reset fixed rate deferred annuities have been issued with a lifetime income benefit rider. This rider provides an additional liquidity option to policyholders. With the lifetime income benefit rider, a policyholder can elect to receive guaranteed payments for life from their contract without requiring them to annuitize their contract value. The amount of the lifetime income benefit available is determined by the growth in the policy's income account value and the policyholder's age at the time the policyholder elects to begin receiving lifetime income benefit payments. The growth in the policy's income account value is based on the growth rate specified in the policy which ranges from 3.0% to 8.5% and the time period over which that growth rate is applied which ranges from 5 to 20 years for the majority of these policies. Generally, the time period consists of an initial period of up to 10 years and the policyholder has the option to elect to continue the time period for an additional period of up to 10 years. We have the option to either increase the rider fee or decrease the specified growth rate, depending on the specifics of the policy, at the time the policyholder elects to continue the time period. Lifetime income benefit payments may be stopped and restarted at the election of the policyholder. Policyholders have the choice of selecting a rider with a base level of benefit for no explicit fee or paying a fee for a rider that has a higher level of benefits, and since 2013 we have issued products where the addition of a rider to the policy is completely optional. Rider fees range from 0.15% to 1.60% of either the policy's account value or the policy's income account value. The additional value to the policyholder provided by these riders through the lifetime income benefit base is not transferable to other contracts, and we believe the riders will improve the persistency of the contract.
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

For additional information regarding the composition of our investment portfolio and our interest rate risk management, see Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments, Quantitative and Qualitative Disclosures About Market Risk and Note 4 - Investments to our audited consolidated financial statements.
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
The independent agent distribution system is comprised of insurance brokers and marketing organizations. We are pursuing a strategy to increase the efficiency of our independent agent distribution network by strengthening our relationships with key IMOs and are alert for opportunities to establish relationships with organizations not presently associated with us. These organizations typically recruit agents for us by advertising our products and our commission structure through direct mail advertising or seminars for insurance agents and brokers. We monitor agent activity and will terminate those who have not produced business for us in recent periods and are unlikely to sell our products in the future. The IMOs bear most of the cost incurred in marketing our products. We compensate marketing organizations by paying them a percentage of the commissions earned on new annuity policy sales generated by the agents recruited by such organizations. American Equity Life has relationships with 50 national marketing organizations, through which nearly 25,800 independent agents are under contract. We generally do not enter into exclusive arrangements with these marketing organizations.
Agents contracted with us through two national marketing organizations accounted for approximately 25% of the annuity deposits and insurance premiums collected during 2021, and we expect these organizations to continue as marketers for American Equity Life with a focus on selling our products. The states with the largest share of direct premium collected during 2021 were: Florida (9.3%), Texas (7.5%), Ohio (6.2%), Pennsylvania (5.5%), and New Jersey (4.8%).
Eagle Life's fixed index and fixed rate annuities are distributed pursuant to selling agreements with broker/dealers, banks and registered investment advisors. Eagle Life has 84 broker-dealer/firm selling agreements, through which nearly 10,700 representatives are appointed. Twenty-four of these agreements are with broker/dealers affiliated with banks. Relationships with certain of these firms are facilitated by third party wholesalers who promote Eagle Life and are compensated based upon the sales of the firms they have contracted with Eagle Life. We are developing our employee wholesaling force, which will be a key to our success at Eagle Life. Beginning in 2020, the majority of our third-party wholesaling partners no longer market Eagle Life products to new accounts as new account acquisition is handled almost entirely on an internal basis. American Equity Life to a lesser extent also sells through broker/dealers and we have introduced products specifically for this distribution channel.
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

The sales agents for our products use the ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's annuity to market. The degree to which ratings adjustments have affected and will affect our sales and persistency is unknown. Following is a summary of American Equity Life's financial strength ratings:

	Financial Strength Rating	Outlook Statement
A.M. Best Company, Inc.
January 2011 - current	A-	Stable
S&P Global
August 2020 - current	A-	Stable
March 2020 - August 2020	A-	Negative
August 2015 - March 2020	A-	Stable
June 2013 - August 2015	BBB+	Positive
October 2011 - June 2013	BBB+	Stable
Fitch Ratings Ltd.
April 2021 - current	A-	Stable
April 2020 - April 2021	A-	Negative
August 2019 - April 2020	A-	Stable
September 2018 - August 2019	BBB+	Positive
May 2013 - September 2018	BBB+	Stable
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
In March 2021, A.M. Best affirmed its rating outlook on the U.S. life/annuity sector as ‘negative’, reflecting its view that while annuity writers have maintained strong capital and liquidity positions, the segment faces a number of challenges and threats. In May 2021, Fitch revised its rating outlook on the U.S. life insurance sector to 'stable' from ‘negative’, reflecting the improved macroeconomic environment and reduced concerns regarding asset quality deterioration within general account investment portfolios. In January 2022, S&P affirmed its rating outlook on the U.S. life insurance sector as 'stable', reflecting its expectation that companies in the sector will be able to navigate uncertainty without a significant negative impact on their credit quality.
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

Reinsurance
We follow the industry practice of reinsuring a portion of our annuity risks with third party reinsurers. Our reinsurance agreements play a part in managing our regulatory capital, risk and returns.
Coinsurance
American Equity Life has three coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement ceded 20% of certain of American Equity Life's fixed index annuities issued from January 1, 2009 through March 31, 2010. The second agreement ceded 80% of American Equity Life's multi-year rate guaranteed annuities issued from July 1, 2009 through December 31, 2013 and 80% of Eagle Life's multi-year rate guaranteed annuities issued from November 20, 2013 through December 31, 2013. The third agreement ceded 80% of certain of American Equity Life's and Eagle Life's multi-year rate guaranteed annuities issued on or after January 1, 2014, 80% of Eagle Life's fixed index annuities issued prior to January 1, 2017, 50% of certain of Eagle Life's fixed index annuities issued from January 1, 2017 through December 31, 2018, 20% of certain of Eagle Life's fixed index annuities issued on or after January 1, 2019 and 80% of certain of American Equity Life's fixed index annuities issued from August 1, 2016 through December 31, 2016. Effective January 1, 2021, no new business is being ceded to Athene. The business reinsured under any of the Athene agreements may not be recaptured. American Equity Life is an intermediary for reinsurance of Eagle Life's business ceded to Athene. American Equity Life and Eagle Life remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured. The annuity deposits that have been ceded to Athene are secured by assets held in trusts and American Equity Life is the sole beneficiary of the trusts. The assets in the trusts are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the trust accounts would ever be less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in the trusts for the amount of any shortfall. Athene has received a financial strength rating of "A" (Excellent) with a stable outlook from A.M. Best.
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
Effective July 1, 2021 American Equity Life entered into a reinsurance agreement with North End Re (“North End Re reinsurance treaty”), a wholly owned subsidiary of Brookfield Reinsurance to reinsure certain in-force fixed indexed annuity product liabilities as of the effective date of the reinsurance agreement, 70% on a modified coinsurance (“modco”) basis and 30% on a coinsurance basis. The liabilities reinsured on a coinsurance basis are secured by assets held in trusts with American Equity Life as the beneficiary. The liabilities reinsured on a modco basis are secured by assets held by American Equity Life in a segregated modco account. American Equity Life will receive an annual ceding commission equal to 49 basis points and the Company will receive an annual asset liability management fee equal to 30 basis points calculated based on the initial cash surrender value of liabilities ceded. Such fees are fixed and contractually guaranteed for six years with the additional and final seventh year payment partially contingent on certain performance obligations for both parties.
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
Although American Equity Life remains liable to policyholders with respect to the policy liabilities ceded to North End Re, should North End Re fail to meet the obligations it has reinsured the assets in the trusts and modco account are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. The assets in the trusts and modco account are subject to investment management agreements between American Equity Life and North End Re.
Financing Arrangements
Effective April 1, 2019, we entered into a coinsurance agreement with Hannover Life Reassurance Company of America ("Hannover") covering 80% of lifetime income benefit rider payments in excess of policy fund values and waived surrender charges related to penalty free withdrawals on certain business (the "2019 Hannover Agreement"). The 2019 Hannover Agreement was treated as reinsurance under statutory accounting practices and as a financing arrangement under U.S. generally accepted accounting principles ("GAAP"). Under GAAP, the statutory surplus benefit under the 2019 Hannover Agreement was eliminated and the associated charges were recorded as risk charges that were included in other operating costs and expenses in the consolidated statements of operations. Effective October 1, 2021, we recaptured the 2019 Hannover agreement.

Intercompany Reinsurance Agreements
Effective October 1, 2021, American Equity Life entered into a coinsurance agreement with AEL Re Vermont Inc., a wholly-owned captive reinsurance company, to cede a portion of lifetime income benefit rider payments in excess of policy fund values on a funds withheld basis ("the AEL Re Vermont Agreement"). In connection with the agreement, AEL Re Vermont entered into an excess of loss reinsurance agreement (the "XOL treaty") with Hannover, to retrocede the lifetime income benefit rider payments in excess of the policy fund values ceded under the AEL Re Vermont Agreement upon exhaustion of the funds withheld account balance under the AEL Re Vermont Agreement.
AEL Re Vermont is permitted to carry the XOL treaty as an admitted asset on the AEL Re Vermont statutory balance sheet. The XOL treaty does not satisfy risk transfer and is treated as a financing agreement. The associated charges are recorded as risk charges that are included in other operating costs and expenses in the consolidated statements of operations.
Effective December 31, 2021, American Equity Life entered into a coinsurance agreement with AEL Re Bermuda, an affiliated Bermuda reinsurer wholly owned by American Equity Investment Life Holding Company, to reinsure a quota share of fixed index annuities issued from January 1, 1997 through December 31, 2007 on a funds withheld basis.
The impact of all intercompany reinsurance agreements and related intercompany balances have been eliminated in the preparation of the accompanying consolidated financial statements.
For more information regarding reinsurance, see Note 9 - Reinsurance and Policy Provisions to our audited consolidated financial statements. For risks involving reinsurance see "Item 1A. Risk Factors."
Regulation
General Scope of Insurance Regulation
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
•establish requirements for reinsurance credit;
•prescribe the terms of agreements between or among affiliates;
•approve changes in direct or indirect ownership above certain thresholds;
•review corporate governance practices; and
•limit the amount of dividends and surplus note payments that can be paid without obtaining regulatory approval.
Our life subsidiaries are subject to periodic examinations by state regulatory authorities. In 2020, the Iowa Insurance Division completed financial examinations of American Equity Life and Eagle Life for the five-year period ending December 31, 2018. There were no adjustments to American Equity Life's or Eagle Life's statutory financial statements as a result of these examinations. In 2020, the New York Department of Financial Services completed its financial examination of American Equity Life of New York for the five-year period ending December 31, 2018. There were no adjustments to American Equity Life of New York's statutory financial statements as a result of this examination.
State regulators also review matters related to us and our life subsidiaries in connection with requests for regulatory approval of transactions. For example, in 2021 we successfully applied for regulatory approval from Iowa and New York regulators for our reinsurance arrangements with North End Re and for transactions among us and our affiliates for intra-enterprise services and allocation of tax costs.
We also established captive reinsurers in Vermont and in Bermuda in 2021, which required the approval of regulators in those jurisdictions and initiated our regulation by those authorities. Iowa regulators also approved the related reinsurance arrangements. Bermuda regulations address matters such as fitness and adequate knowledge and expertise to engage in insurance, and impose solvency, auditing, and reporting requirements.

Dividends, Distributions, and Transactions Among Affiliates
The payment of dividends or distributions, including surplus note payments, by our life subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's statutory net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory surplus at the prior year-end. For 2022, up to $407.9 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $2.4 billion of statutory earned surplus at December 31, 2021.
Most states have also enacted regulations on the activities of insurance holding company systems, including acquisitions, extraordinary dividends, the terms of surplus notes, the terms of affiliate transactions, corporate governance, risk management, and other related matters. We are registered pursuant to such legislation in Iowa. A number of state legislatures have also considered or have enacted legislative proposals that alter and, in many cases, increase the authority of state agencies to regulate insurance companies and holding company systems.
Acquisition and Exercise of Control
Most states, including Iowa and New York where our life subsidiaries are domiciled, have enacted legislation or adopted administrative regulations affecting the acquisition of control of insurance companies as well as transactions between insurance companies and persons controlling them. The nature and extent of such legislation and regulations currently in effect vary from state to state. However, most states require administrative approval of the direct or indirect acquisition of 10% or more of the outstanding voting securities of an insurance company incorporated in the state. The acquisition of 10% of such securities is generally deemed to be the acquisition of "control" for the purpose of the holding company statutes and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition. In many states, the insurance authority may find that "control" in fact does not exist in circumstances in which a person owns or controls more than 10% of the voting securities. In 2021, Brookfield Reinsurance received Iowa and New York regulatory approval to increase its ownership of our common stock, and chose to increase its ownership to 16%.
Risk-Based Capital Requirements
The National Association of Insurance Commissioners ("NAIC") risk-based capital ("RBC") requirements are intended as an early warning tool for regulators to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. The RBC formula defines a minimum capital standard which supplements low, fixed minimum capital and surplus requirements previously implemented on a state-by-state basis. Such requirements are not designed as a ranking mechanism for adequately capitalized companies.
The NAIC's RBC requirements provide for four levels of regulatory attention depending on the ratio of a company's total adjusted capital to its RBC. Adjusted capital is defined as the total of statutory capital and surplus, asset valuation reserve and certain other adjustments. Calculations using the NAIC formula at December 31, 2021, indicated that American Equity Life's ratio of total adjusted capital to the highest level at which regulatory action might be initiated was 400%.
Reserves Adequacy
Our life subsidiaries, and our affiliated captive reinsurers, must annually analyze their statutory reserves adequacy. In each case, a qualified actuary must submit an opinion that states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the contractual obligations and related expenses of the subsidiary. The actuary considers the adequacy of the statutory reserves in light of the assets held by the insurer with respect to such reserves and related actuarial items, such as the investment earnings on such assets and the consideration the insurer anticipates receiving and retaining under the related policies and contracts. We may increase reserves in order to submit such an opinion without qualification. Our subsidiaries that must provide these opinions did so in 2021 without qualifications.
Investments Regulation
State laws and regulations limit the amount of investments that our U.S. insurance subsidiaries may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives, and require diversification of investment portfolios. Investments exceeding regulatory limitations are not admitted for purposes of measuring surplus. In some instances, laws require us to divest any non-qualifying investments.
Derivatives Regulation
We use derivatives, primarily call options, to provide the income needed to fund the annual index credits on our fixed index annuity products. We may also use derivatives to hedge interest rate, foreign currency and additional equity market exposure. As such, we and our counterparties are subject to Dodd-Frank Act regulation of collateral posting, clearing, and reporting of over-the-counter derivatives transactions.

Financial Strength Ratings
Financial strength ratings issued by Nationally Recognized Statistical Rating Organizations ("NRSRO's") are measures of an insurance company's ability to meet policyholder obligations and generally involve quantitative and qualitative evaluations by rating agencies of a company's financial condition and operating performance. While not enforced by law, ratings are based upon factors of concern to agents, policyholders and intermediaries and strongly influence an insurer's competitiveness. Factors that could negatively influence financial strength ratings include:
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
Long-Duration Targeted Improvements
The Financial Accounting Standards Board ("FASB") has revised aspects of the measurement models and disclosure requirements for long duration insurance and investment contracts. The revisions include updating cash flow assumptions in the calculation of the liability for traditional life products, introducing the term ‘market risk benefit’ ("MRB") and requiring all contract features meeting the definition of an MRB to be measured at fair value and simplifying the method used to amortize deferred policy acquisition costs and deferred sales inducements to a constant basis over the expected term of the related contracts rather than based on actual and estimated gross profits and enhancing disclosure requirements. While this revised guidance is effective for us on January 1, 2023, the transition date (the remeasurement date) is January 1, 2021. Early adoption is permitted. We are in the process of evaluating the impact this guidance will have on our consolidated financial statements.
Privacy and Cybersecurity
Various U.S. federal and state government agencies protect the privacy and security of personal information. These laws and rules vary significantly from jurisdiction to jurisdiction. Insurance and other regulators are also increasingly focused on cybersecurity. The NAIC’s Insurance Data Security Model Law (the “Cybersecurity Model Law”) established standards for data security and for the investigation of and notification to insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The Cybersecurity Model Law imposes regulatory requirements intended to protect the confidentiality, integrity, and availability of information systems. Recent regulations with a significant impact on our operations include the New York Department of Financial Services cybersecurity requirements for financial services companies and the California Consumer Privacy Act. The California Consumer Privacy Act contains protections for individuals, such as notification requirements for data breaches, the right to access personal data and the right to be forgotten.
ERISA
We provide products and services to certain employee benefit plans that are subject to the Employee Retirement Income Security Act ("ERISA") and the Internal Revenue Code of 1986, as amended (the “Code”). ERISA and the Code impose restrictions, including fiduciary duties to perform solely in the interests of ERISA plan participants and beneficiaries, and to avoid certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the U.S. Department of Labor (“DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen, unless an exemption or exception is available. Similarly, without an exemption or exception, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts, as well as insurance policies and annuity contracts we may sell in the future.
Heightened standards of conduct as a result of a fiduciary or best interest standard or other similar rules or regulations could increase the compliance and regulatory burdens on our sales representatives. On February 16, 2021, the DOL's new fiduciary regulation and interpretative guidance regarding the provision of investment advice in retirement accounts became effective. The DOL's final guidance confirms the restatement of the definition of "investment advice" that previously applied but broadens the circumstances under which sales representatives could be considered fiduciaries under ERISA in connection with recommendations to "rollover" assets from a qualified retirement plan to an individual retirement account. This guidance reverses an earlier DOL interpretation suggesting that "rollover" advice did not constitute investment advice giving rise to a fiduciary relationship. We have adapted our business practices accordingly, and continue to adapt them as regulatory requirements evolve.

Broker-Dealer Regulation
One of our subsidiaries is registered with the SEC as a broker-dealer under the Exchange Act and a member of, and subject to regulation by, FINRA. Federal and state securities regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding compliance with securities and other laws and regulations.
London Interbank Offered Rate Developments
The Financial Conduct Authority (“FCA”), the U.K. regulator of the London Interbank Offered Rate ("LIBOR"), previously indicated that it intends to stop persuading or compelling panel banks to submit quotes used to determine LIBOR after 2021. On November 30, 2020, the Intercontinental Exchange (“ICE”) Benchmark Administration (“IBA”), the administrator of LIBOR, announced a consultation regarding its intention to cease the publication of one week and two-month U.S. Dollar LIBOR settings at the end of December 2021, but to extend the publication of the remaining U.S. Dollar LIBOR settings (overnight and one, three, six and 12 month U.S. Dollar LIBOR) until the end of June 2023. The IBA intends to share the results of the consultation with the FCA and publish a summary of the responses. U.S. bank regulators acknowledged the announcement and, subject to certain limited exceptions, advised banks to cease writing new U.S. Dollar LIBOR contracts by the end of 2021.
We use LIBOR and other interbank offered rates as interest reference rates in many of our financial instruments. Existing contract fallback provisions, and whether, how, and when we and others develop and adopt alternative reference rates, will influence the effect of any changes to or discontinuation of LIBOR on us. We are identifying, assessing and monitoring market and regulatory developments, assessing agreement terms, and evaluating operational readiness. We also monitor the FASB’s, International Accounting Standards Board’s, and U.S. Treasury Department’s updates on the accounting and tax implications of reference rate reform. We continue to assess current and alternative reference rates’ merits, limitations, risks and suitability for our investment and insurance processes.
Pandemic and Public Health Related Conditions and Regulation
The outbreak of COVID-19 and related conditions has created significant economic and financial turmoil both in the U.S. and around the world. Government, regulatory, business, and social reactions to COVID-19 also have significant effects on our business and the conditions in which we operate. For example, governments have imposed vaccination requirements, lock-downs, travel limitations, school closures, and other requirements. All of these conditions have disrupted distribution channels through which we sell our products, including independent agents and their clients. They have, and may continue to, depress economic activity that affects demands for our products. They may also materially affect our investment portfolio.
Guaranty Laws
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
Environmental Laws and Regulations
We are subject to environmental laws and regulations as an owner and operator of real property, which can include liabilities and costs in connection with any required remediation of such properties. In addition, we hold equity interests in companies that could potentially be subject to environmental liabilities. We assess real estate we acquire for environmental exposure, but unexpected environmental liabilities may arise.
Other State and NAIC Regulatory Developments
State insurance regulators and the NAIC are continually reexamining existing laws and regulations and developing new legislation for passage by state legislatures and new regulations for adoption by insurance authorities. Proposed laws and regulations or those still under development pertain to insurer solvency and market conduct and in recent years have focused on:
•insurance company investments;
•RBC guidelines, which consist of regulatory targeted surplus levels based on the relationship of statutory capital and surplus, with prescribed adjustments, to the sum of stated percentages of each element of a specified list of company risk exposures;
•suitability/best interest standard;
•the implementation of non-statutory guidelines and the circumstances under which dividends may be paid;
•principles-based reserving;
•own-risk solvency and enterprise risk management assessment;
•cybersecurity assessments;
•product approvals;
•agent licensing; and
•sales practices; and
•algorithmic underwriting.

Other U.S. Federal Initiatives
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
Federal Income Tax
Generally, U.S. federal tax law permits tax deferral on the inside build-up of investment value of certain retirement savings, including annuity products, until a contract distribution has occurred. In general, death benefits paid under a life insurance contract are excluded from taxation. Attractiveness of the Company's products for some individuals may depend on the enacted tax rates and the impact on the value of the deferral. Congress from time to time may enact other changes to the tax law that could make our products less attractive to consumers, including legislation that would modify the tax favored treatment of retirement savings, life insurance and annuity products.
Human Capital
Our Team Members
American Equity's growth and innovation strategy leverages our veteran and newly-engaged employees, building on and expanding our long-standing capabilities and adding new expertise. Our human capital management is crucial to our delivery on our decades- and often life-long promises to policyholders, and as we continue to transform into an at-scale origination, spread and capital light fee-based business, and to manage capital to grow as well as produce returns for shareholders. As of December 31, 2021, American Equity employed approximately 800 full-time team members. All of our employees are located in the United States, and none were covered by a collective bargaining agreement. American Equity engaged less than 100 temporary or part-time workers.
Engagement
Our culture is the foundation for our efforts to provide the best products and exemplary customer service, as well as to build an engaged and valued team. We seek to cultivate a culture of growth, innovation, and purposeful teamwork that builds off of our foundation of customer service, stewardship. product integrity, and financial strength. Our cultural beliefs focus on:
•Performing as One Team to foster a trusting and transparent environment to work toward common objectives.
•Inspiring Innovation by leaving our comfort zones daily to advance the company's goals.
•Taking Action to seek the best available information and deliver results.
•Owning It by taking responsibility for our actions and growing from our experiences.
•Breaking Boundaries to engage in respectful conversations that invite diverse perspectives and experiences.
In 2021, we asked team members to complete a cultural advantage index survey to assess our cultural progress and over 70% responded. We used the results to identify practices we should continue and encourage, as well as areas where we needed to devote more attention to cultivate the culture we need to succeed.
Health and Safety
We continue to protect team member health and safeguard our business in light of the COVID-19 pandemic. We engaged over 90% of our workforce remotely in 2021 for substantially all or the overwhelming majority of their work time. We engaged expert advice to design and deploy safety protocols and facility upgrades for team members while on-site at our main offices in Iowa, and we continued to update benefits, offer well-being programs, and enhance management practices. We offered team members free on-site vaccination and testing at our offices.
Our employee benefits programs support our growing workforce's evolving needs. Healthcare options for benefit-eligible employees aim to maintain affordable team member contribution and proactively promote physical and mental well-being. One measure of the caliber of our benefits in 2021 was that over 85% of our employees chose coverage through our medical plan, and similarly high levels chose dental and/or vision coverage. During 2021, the company paid an average of 84% of participating employees' monthly medical premiums. We also offered out team members a free robust virtual holistic wellness program, in which hundreds took part.
Retirement Benefits
American Equity team members are eligible to participate in our 401(k) plan after thirty days of employment and age 18. We match 100% of team member contributions to the 401(k) plan up to 3% of the employee’s total eligible compensation and match 50% of employee contributions up to the next 2% of the employee’s total eligible compensation, subject to the Internal Revenue Code (the “Code”) limitations.

We also align employee and shareholder interests and promote team members' ownership mindset through our long-standing Employee Stock Ownership Plan (“ESOP”). We make semi-annual discretionary contributions for all employees after a minimum of six months of service, and their interests vest after two years of service.
Training
At American Equity, we encourage and invest in a wide variety of professional development opportunities and in-role stretch assignments. Our employees expanded their skills and expertise through thousands of hours of training in our Academy for Excellence and and LinkedIn Learning in 2021. We also engaged employees through a wide variety of internal and external leadership and subject-matter seminars, degree, and certificate programs.
Community Action
We support and partner with a diverse range of organizations to make a positive difference where our team members live and work. In 2021, we sponsored the LGBTQ Legacy Leader Awards; Black and Brown Business Summit; Central Iowa DEI Awards Minority Scholarship; and Women Lead Change. We also took concrete local action to partner with Pro Iowa to redevelop an EPA superfund site into a multi-use facility for youth and community sports and recreation, and by offering our team members hours of paid time to volunteer in community-building efforts.
Compensation
For more information on our executive compensation programs and how they align with our business strategy and results, see our Proxy Statement to be filed during the second quarter of 2022.
Item 1A.    Risk Factors
Any or each of the events described below may (or may continue to) adversely affect our reputation, our regulatory, customer, or other relationships, our business, our net income and results of operations, our expenses, our profitability, our liquidity or cash flows, our statutory capital position, our book value and book value per share, our ability to meet our obligations, our credit and financial strength ratings, our risk-based capital ratios, our financial condition, our cost of capital, or the market price of our common stock. The effects may vary widely from time to time, product to product, market to market, region to region, or segment to segment. Many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of any of them may cause others to emerge or worsen. Such combinations could materially increase the severity of the cumulative or separate impact of these risks.
These risk factors are not a complete set of all potential risks that could affect us. You should carefully consider the risk factors together with other information contained in this Annual Report on Form 10-K, including “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in “Financial Statements and Supplementary Data,” as well as in other reports and materials we submit to the SEC.
Risks Relating to Our Business and Economic Conditions
1. Our results may differ from our management assumptions, estimates, and models.
Our financial results are based on assumptions and estimates that depend on many factors, none of which are certain. Our actual results may differ significantly from our expectations. As a result, our decisions on products and pricing, calculation of account balances within our financial statements, and the amounts of regulatory and rating agency capital we expect to need to hold may be wrong. Our estimates are based on complex analysis and interpretation of large quantities of data, involve sophisticated judgment and expertise, and are imprecise. We may change our assumptions and estimates from time to time as a result of engaging more sophisticated methods, obtaining additional information, or due to discovery of errors. Our expected pricing expenses and benefits are based on assumptions about how long a policy will remain in force and about mortality and longevity. Our actual experience may differ from our pricing assumptions. We may have to change our actuarial estimates, accelerate amortization of deferred acquisition expenses, increase our policy benefit reserves, or pay higher benefits than we projected. For example, persistency lower than our assumptions may require us to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy.
Certain financial statement balances depend on estimates and assumptions including the calculations of policyholder benefit reserves, derivatives and embedded derivatives, deferred policy acquisition costs and deferred sales inducements, the fair value of investments and valuation allowances. The calculations we use to estimate these balances are complex. We make significant assumptions such as expected index credits, the age when a policyholder may begin to utilize the lifetime income benefit rider, the number of policyholders that may not utilize the lifetime income benefit rider, expected policyholder behavior including expected lapse rates, discount rates and the expected cost of annual call options, any of which may change over time and may be inaccurate. We use judgement in making estimates and assumptions, and our accuracy depends on multiple factors, including market conditions, interest rates, credit conditions, spreads, liquidity, and observable market data. Our investment returns or cash flows may also differ from our expectations.
In addition, our risk management policies, procedures, and models may be imperfect or may not be sufficiently comprehensive. As a result, they may not identify or adequately protect us from every risk to which we are exposed.

2. Interest rate conditions could change.
Interest rate increases or decreases could harm our investment spread, or the difference between yields on our invested assets and our cost of money, the fair value of our investments and the reported value of stockholders' equity and the unrealized gain or loss position of our investment portfolio.
Sustained low interest rates may harm our ability to offer attractive rates and benefits to customers while maintaining profitability. This may reduce our fixed index annuity sales, as consumers seek potentially higher returns. Rising interest rates may lead customers to surrender their policies, increasing our net cash outflows, requiring us to sell assets at a disadvantaged price and accelerating our amortization of deferred policy acquisition costs and deferred sales inducements. Our sales may decline during such times, or we may increase annuity crediting rates but be unable to generate the investment returns or spreads we desire.
3. Our investments may lose value or fail to grow as quickly as we expect due to market, credit, liquidity, concentration, default, and other risks.
Our investments and their performance, including our derivative financial instruments, are subject to credit defaults, market value volatility and changes to credit spreads. The impact of these items can be exacerbated by financial and credit market volatility. We may fail to adjust to market conditions, producing investment portfolio losses. Our portfolio diversification management by asset class, creditor, industry, and other limitations may be inadequate.
We may have to sell investments that are not publicly traded or that otherwise lack liquidity (such as privately placed fixed maturity securities, below investment grade securities, investments in mortgage loans and alternative investments) below fair market values and could incur losses. We may be unable to liquidate positions quickly to meet unexpected policyholder withdrawal obligations.
Our mortgage loans may fail to perform and borrowers may default on their obligations. Declining debt service coverage ratios and increasing loan to value ratios, poor loan performance, borrower or tenant financial difficulties, catastrophes, and other events may harm mortgage carrying values, which could lead to investment losses.
Derivatives margin requirements may increase, and we may be required to post collateral. In addition, our costs may increase due to counterparties' higher capital requirements for derivatives. We may need to liquidate higher yielding assets for cash to cover some or all of these costs.
4. Our option costs could increase.
Our cost of call options, which we use to manage the index-based risk component of our fixed index annuities, may increase due to higher equity market volatility, higher interest rates, or other market factors. We may be unable to effectively mitigate this risk by adjusting caps, participation rates, and asset fees on policy anniversary dates to reflect these increases.
5. We are exposed to counterparty credit risk.
We have counterparty credit risk with other insurance companies through reinsurance. Our efforts to mitigate these risks, such as by securing assets in trusts and requiring the reinsurer to establish a letter of credit or deposit securities in the trusts for any shortfall, may be inadequate to protect us. Where the annuity deposits we ceded are unsecured, our claims would be subordinated to those of the reinsurer's policyholders. Should our reinsurers fail to meet their obligations to us, we remain liable for the ceded policy liabilities. If we were forced to recapture reinsured business, we may have inadequate capital to do so.
We may be unable to use reinsurance to the extent and on the terms we want. As a result, we would have to accept an increase in our net liability exposure or a decrease in our statutory surplus, reduce the amount of business we write, or develop other alternatives.
Our call options counterparties may fail to perform. Our efforts to maintain quality and credit exposure concentration limits may be inadequate to mitigate this risk.
Counterparties' failure to perform their derivative instrument obligations may impose costs on us to fund index credits on our fixed index annuities. We may be unable to enforce our counterparties' obligations to post collateral to secure their obligations to us.
6. The third parties on whom we rely for services may fail to perform or to comply with legal or regulatory requirements.
The third parties who perform various services for us, including sales agents, marketing organizations, investment managers, and information technologists, may fail to meet our performance expectations. Our controls to monitor their service levels and compliance with our rules and legal and regulatory standards may be inadequate.
7. Our competitors have greater resources, a broader array of products, and higher ratings, which may limit our ability to attract and retain customers or distributors.
We may be unable to compete successfully with larger companies who enjoy larger financial resources, broader and more diversified product lines, higher ratings, and more widespread agency relationships. Customers may choose fixed index, fixed rate, or variable annuities sold by other insurance companies, or chose mutual fund products, traditional bank products, and other retirement funding alternatives offered by asset managers, banks and broker/dealers. Competitors' products may have competitive or other advantages based on design, participation rates and crediting rates, policy terms and conditions, services provided to distributors and policyholders, ratings by rating agencies, reputation and distributor compensation.
We may be unable to compete successfully for product distribution sources (such as IMOs, other marketers, agents, broker/dealers, banks and registered investment advisors) based on innovative and timely products, financial strength, services provided to and the relationships developed with distributors, or competitive commission structures and timely payments. Our distributors may choose to sell others' products, and are generally free to do so.
8. Our information technology and communication systems may fail or suffer a security breach.
We may lose access to or use of our information technology (IT) systems to accurately perform necessary business functions such as issuing new policies, providing customer support, maintaining existing policies, paying claims, managing our investment portfolios, and producing financial statements. Our efforts, policies, and processes to avoid or mitigate systems failures, fraud, cyberattacks, processing errors, and regulatory breaches may fail or prove inadequate.
We may be unable to keep the confidential information within our IT infrastructure secure or maintain adherence to privacy standards or expectations. Our complex information security controls framework that leverages multiple leading industry control standards, as well as extensive commercial control technologies we use to maintain the security of those systems, is imperfect and may fail. An attacker who circumvents our comprehensive information security controls infrastructure could access, view, misappropriate, alter, or delete information contained within the accessed systems, including personally identifiable policyholder information and proprietary business information.
Our efforts and expenses to maintain and enhance our existing systems to keep pace with changing security requirements, industry standards, and evolving customer preferences may be insufficient or misguided, impairing our ability to rely on information for product design, product pricing, and risk management decisions. Our extensive backup and recovery systems and contingency plans may not prevent system interruptions, failures, or allow us to promptly remediate those that do occur.
9. We may suffer a credit or financial strength downgrade.
We may fail to maintain or improve our financial strength or credit ratings, whether due to the results of operations of our subsidiaries or our financial condition.
A ratings downgrade, or the potential for a ratings downgrade, could cause distributors and sales agents to stop or reduce our product sales in favor of our competitors, could increase our policy or contract surrenders, and harm our ability to obtain reinsurance or to do so at competitive prices.
10. We may be unable to raise additional capital to support our business and sustain our growth on favorable terms.
We may need to increase or maintain the statutory capital and surplus of our life insurance subsidiaries, or the capital of our holding company, through debt, equity, and/or other transactions. We may be unable to do so because of adverse market conditions or high cost of capital, or be able to do so only on unfavorable terms. As a result, we may have to limit sales of new annuity products. We may also agree to restrictions on other activities, transactions, or financial arrangements in order to obtain necessary capital.
11. U.S. and global capital markets and economies could deteriorate due to major public health issues, including the COVID-19 pandemic, political or social developments, or otherwise.
Economic and capital markets could suffer downturns, uncertainties, or market disruptions. For example, armed conflict in Europe or elsewhere, sanctions intended to address those conflicts or achieve other ends, COVID-19 and the related pandemic, and government and business efforts in reaction to any of these, may continue to create economic and financial turmoil and contribute to a recession, to decreased economic output, to unemployment, to market dislocations, to political uncertainties, to inflation, to stagnated economic growth, and other effects. These may reduce the performance, and increase the risks, of our investment portfolio. They may also prevent us from continuing normal business operations, and our measures to mitigate their effects - such as remote working and workplace safety measures - may be inadequate to limit the strain on our business continuity plans and contain operational risk, such as information technology and third-party service provider risks.
12. We may fail to authorize and pay dividends on our preferred stock.
We may fail to authorize and pay dividends on our preferred stock. Unpaid dividends would not accrue, and could result in our inability to pay or declare a dividend on our common stock or repurchase, redeem or otherwise acquire for consideration our common stock. Any such failure would also prevent us from making certain distributions to common shareholders. They may also give preferred shareholders the right to elect members of our Board of Directors or other corporate governance rights that could weaken the rights and interests of common shareholders and other stakeholders.
13. Our subsidiaries may be unable to pay dividends or make other payments to us.
Our future cash flows may be limited, as they depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our insurance subsidiaries, such as payments under our investment advisory agreements and tax allocation agreements with our subsidiaries. Without such cash flow, we may be unable to service debt we incur from time to time (including senior notes, term loans, subordinated debentures issued to a subsidiary trust, and others), pay operating expenses and pay dividends to common and preferred stockholders.
14. We may fail at reinsurance, investment management, or third-party capital arrangements.
We may be unable to source, negotiate, obtain timely regulatory approval for, and execute the reinsurance, investment management, or third-party-capital arrangements for our strategy to succeed. As a result, we may not realize our anticipated economic, strategic or other benefits of any such transaction and may incur unforeseen expenses or liabilities. Any reorganization or consolidation of the legal entities through which we conduct business may raise similar risks.
15. We may fail to prevent excessive risk-taking.
Our employees, including executives and others who manage sales, investments, products, wholesaling, underwriting, and others, may take excessive risks. Our compensation programs and practices, and our other controls, may not effectively deter excessive risk-taking or misconduct.
16. Our policies and procedures may fail to protect us from operational risks.
We may make errors or fail to detect incorrect or incomplete information in any of the large number of transactions we process through our complex administrative systems. Our controls and procedures to prevent such errors may not be effective. For example, we may fail to escheat property timely and completely, or fail to detect, deter or mitigate fraud against us or our customers. We may fail to maintain service standards or to operate efficiently or control costs. In addition, we may fail to attract, motivate and retain employees, develop talent, or adequately plan for management succession. We may also suffer internal control deficiencies or disclosure control deficiencies that result in significant deficiencies or material weaknesses.
Risks Relating to Legal, Regulatory, Environment, Social, or Governance Matters
17. We may be subject to increased litigation, regulatory examinations, and tax audits.
We may become involved in increased litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. State regulatory bodies, such as state insurance departments, the SEC and the DOL may investigate our compliance with, among other things, insurance laws, securities laws and ERISA. In addition, U.S. and state authorities have and may continue to audit our compliance with tax laws.
18. Laws, regulations, accounting, and benchmarking standards may change.
Any of the myriad of insurance statutes and regulations in the various states in which our life insurance subsidiaries transact business, including those related to insurance holding companies, may change at any time with or without warning. Laws affecting our investments, such as rules on enforcing mortgage rights, may change. Accounting standards such as those issued by the FASB, statutory accounting standards, or others may change, and interest rate benchmarking standards, such as LIBOR's replacements, may change, evolve, or be replaced. U.S. federal laws and rules, such as those related to securities or ERISA, may also change. In addition, those with authority or influence may change their interpretation of such laws or accounting standards, or may disagree with our interpretation of them. We may be unable to adapt to any such changes or disagreements in a timely or effective manner. Tax law changes may also harm us. For example, should individual income tax rates decrease, some of the income tax advantages of our products would likewise decrease. Moreover, tax law may change or eliminate any of the income tax advantages of our products. Further, changes to the basis of U.S. income taxation (e.g., taxation of unearned gains), corporate tax rates, capital gains tax rates, and other changes, may affect us.
19. Iowa or other applicable law, or our corporate governance documents or change-in-control agreements, may delay or deter takeovers or combinations.
State laws, our certificate of incorporation and by-laws, and agreements into which we have entered concerning changes in control may delay, deter or prevent a takeover attempt that stockholders might consider favorable.
20. Climate changes, or responses to it, may affect us.
Climate change may increase the frequency and severity of near- or long-term weather-related disasters, public health incidents, and pandemics, and their effects may increase over time. Climate change regulation may harm the value of investments we hold or harm our counterparties, including reinsurers. Our regulators may also increasingly focus their examinations on climate-related risks.
21. Our efforts to meet environmental, social, and governance standards and to enhance our sustainability may not meet expectations.
Our investors or others may evaluate our business practices by continually evolving and unclear environmental, social, and governance (“ESG”) criteria that may reflect contrasting or conflicting values or agendas. Our practices may also not change in the particulars or at the rate all parties expect, and may involve management trade-offs. To the extent we establish specific commitments or targets, we may fail to meet them.

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Not applicable.
Item 3.    Legal Proceedings
See Note 15 - Commitments and Contingencies to our audited consolidated financial statements.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol AEL. The following table sets forth the high and low sales prices of our common stock for each quarterly period within the two most recent fiscal years as quoted on the NYSE.

	High	Low
2021
First Quarter	$32.54	$26.21
Second Quarter	$33.68	$29.18
Third Quarter	$33.79	$27.12
Fourth Quarter	$39.88	$29.46
2020
First Quarter	$34.16	$9.07
Second Quarter	$27.09	$14.76
Third Quarter	$27.32	$19.06
Fourth Quarter	$34.25	$22.37
As of February 11, 2022, to the best of our knowledge, there were approximately 29,524 beneficial holders of our common stock. In 2021 and 2020, we paid an annual cash dividend of $0.34 and $0.32, respectively, per share on our common stock. We intend to continue to pay an annual cash dividend on such shares so long as we have sufficient capital and/or future earnings to do so. Any further determination as to dividend policy will be made by our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.
Since we are a holding company, our ability to pay cash dividends depends in large measure on our subsidiaries' ability to make distributions of cash or property to us. Iowa insurance laws restrict the amount of distributions American Equity Life and Eagle Life can pay to us without the approval of the Iowa Insurance Commissioner. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 - Statutory Financial Information and Dividend Restrictions to our audited consolidated financial statements, which are incorporated by reference in this Item 5.
For disclosure on securities authorized for issuance under equity compensation plans, see our definitive proxy statement to be filed within the Commission pursuant to Regulation 14A within 120 days after December 31, 2021.
Issuer Purchases of Equity Securities
The following table presents the amount of our share purchase activity for the periods indicated:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Program
Period	(shares)	(dollars)	(shares)	(dollars in thousands)
October 1, 2021 - October 31, 2021	—	$—	—	$236,000
November 1, 2021 - November 30, 2021	—	$—	—	$736,000
December 1, 2021 - December 31, 2021	—	$—	—	$736,000
Total	—
(a)On October 18, 2020, the Company's Board of Directors approved a $500 million share repurchase program. On November 19, 2021, the Company's Board of Directors authorized the repurchase of an additional $500 million of Company common stock.

Common Stock Performance Graph
The graph and table below compare the total return on our common shares with the total return on the S&P Global Ratings (“S&P”) 500 and S&P 500 Financials indices for the five-year period ended on December 31, 2021. The graph and table show the total return on a hypothetical $100 investment in our common shares and in each index on December 31, 2016 including the reinvestment of all dividends. The graph and table below shall not be deemed to be “soliciting material” or to be “filed,” or to be incorporated by reference in future filings with the SEC, or to be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

$250
$200
$150
$100
$50
$0
12/31/16
06/30/17
12/31/17
06/30/18
12/31/18
06/30/19
12/31/19
06/30/20
12/31/20
06/30/21
12/31/21
American Equity Investment Life Holding Co.
S&P 500 Index
S&P 500 Financials Index

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
American Equity Investment Life Holding Co.	100.00	137.51	126.06	136.41	127.53	181.14
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
S&P 500 Financials Index	100.00	122.18	106.26	140.40	138.02	186.38

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our consolidated financial position at December 31, 2021 compared with December 31, 2020, and our consolidated results of operations for the years ended December 31, 2021 and 2020, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our audited consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.
For information and analysis relating to our financial condition and consolidated results of operations as of and for the year ended December 31, 2020, as well as for the year ended December 31, 2020 compared with the year ended December 31, 2019, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Cautionary Statement Regarding Forward-Looking Information
All statements, trend analysis and other information contained in this report and elsewhere (such as in filings by us with the SEC, press releases, presentations by us or management or oral statements) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to markets for our products, trends in our operations or financial results, strategic alternatives, future operations, strategies, plans, partnerships, investments, share buybacks and other financial developments, and are subject to assumptions, risks and uncertainties. Statements such as [“guidance”, “expect”, “anticipate”, “strong”, “believe”, “intend”, “goal”, “objective”, “target”, “position”, “potential”, “will”, “may”, “would”, “should”, “can”, “deliver”, “accelerate”, “enable”, “estimate”, “projects”, “outlook”, “opportunity”] or similar words, as well as specific projections of future events or results qualify as forward-looking statements. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Factors that may cause our actual decisions or results to differ materially from those contemplated by these forward-looking statements include, among other things:
•results differing from assumptions, estimates, and models.
•interest rate condition changes.
•investments losses or failures to grow as quickly as expected due to market, credit, liquidity, concentration, default, and other risks.
•option costs increases.
•counterparty credit risks.
•third parties service-provider failures to perform or to comply with legal or regulatory requirements.
•poor attraction and retention of customers or distributors due to competitors’ greater resources, broader array of products, and higher ratings.
•information technology and communication systems failures or security breaches.
•credit or financial strength downgrades.
•inability to raise additional capital to support our business and sustain our growth on favorable terms.
•U.S. and global capital market and economic deterioration due to major public health issues, including the COVID-19 pandemic, political or social developments, or otherwise.
•failure to authorize and pay dividends on our preferred stock.
•subsidiaries’ inability to pay dividends or make other payments to us.
•failure at reinsurance, investment management, or third-party capital arrangements.
•failure to prevent excessive risk-taking.
•failure of policies and procedures to protect from operational risks.
•increased litigation, regulatory examinations, and tax audits.
•changes to laws, regulations, accounting, and benchmarking standards.
•takeover or combination delays or deterrence by laws, corporate governance documents, or change-in-control agreements.
•effects of climate changes, or responses to it.
•failure of efforts to meet environmental, social, and governance standards and to enhance sustainability.
For a detailed discussion of these and other factors that might affect our performance, see Item 1A of this report.
Executive Summary
As previously noted, we began to implement an updated strategy, referred to as AEL 2.0, after having undertaken a thorough review of our business in 2020. During 2021, we made significant progress in the execution of the AEL 2.0 strategy in all four key pillars: Go-to-Market, Investment Management, Capital Structure and Foundational Capabilities. See Item 1. Business - Strategy for more information on the AEL 2.0 strategy and progress made during 2021.
Excellent customer service teamed with our ability to offer innovative insurance products that provide principal protection and lifetime income continued to result in significant sales of our annuity products. In 2021, our sales were $6.0 billion which increased cash and investments to a balance in excess of $64.0 billion at December 31, 2021. Our sales for the last five years have ranged from $3.7 billion to $6.0 billion.
The economic and personal investing environments continued to be conducive to the sale of fixed index and fixed rate annuity products as retirees and others looked to put their money in instruments that will protect their principal and provide them with consistent cash flow sources in their retirement years and a paycheck for life. Sales of both fixed index and fixed rate annuity products increased during 2021.

Total sales increased to $6.0 billion in 2021 compared to $3.7 billion in 2020. The increase in fixed rate annuity products was driven by the introduction of competitive three and five-year single premium deferred annuity products at both American Equity Life and Eagle Life. The increase in fixed index annuity products was driven by product refreshes at both American Equity Life and Eagle Life, including the addition of two new proprietary indices to our refreshed AssetShield product and the introduction of two new products at American Equity Life. Sales levels in 2021 also benefited from an improving sales environment compared to 2020. We lowered crediting rates on our single premium deferred annuity products during the fourth quarter of 2021 in order to focus on sales of fixed index annuity products as we believe such products align with the transformation of the Company from a spread based return on equity insurer to more of a fee-based return on asset insurer.
We continue to be in the midst of an unprecedented period of low interest rates and low yields for investments with the credit quality we prefer. In response, we have been reducing policyholder crediting rates for new annuities and existing annuities. Active management of policyholder crediting rates resulted in a lower aggregate cost of money during 2021. We continue to have flexibility to reduce our crediting rates if necessary and could decrease our cost of money by approximately 62 basis points if we reduce current rates to guaranteed minimums. We now have 7 sleeves of private asset sectors in which we have conviction, specifically as a landlord in both single family rental homes and multi-family apartments, residential whole loans for individuals and professional investors, infrastructure debt, infrastructure equity, with a priority around sub-sectors like energy transition, middle market loans to private companies, and annual recurring revenue based lending to companies in the software and technology sector. During 2021, we deployed $3.4 billion in private assets with expected returns in the 5.1% to 5.2% range. In aggregate, we successfully repositioned the portfolio in 2021 with close to $10 billion of new assets purchases resulting in an estimated portfolio yield 3.85% at the end of 2021. We are on track to achieve close to or above 4% aggregate portfolio yield in 2022 as we further ramp our allocation in private assets from approximately 15% at year-end 2021 to 30-40% over time.
On October 18, 2020, we announced an agreement with Brookfield under which Brookfield will acquire up to a 19.9% ownership interest of common stock in the Company. The equity investment by Brookfield will take place in two stages: an initial purchase of a 9.9% equity interest at $37.00 per share which closed on November 30, 2020 with Brookfield purchasing 9,106,042 shares, and a second purchase of up to an incremental 10.0% equity interest, at the greater value of $37.00 per share or adjusted book value per share (excluding AOCI and the net impact of fair value accounting for derivatives and embedded derivatives). The second equity investment was subject to finalization of a reinsurance transaction that closed on October 8, 2021, receipt of applicable regulatory approvals and other closing conditions. Regulatory approval related to the second equity investment was received on December 29, 2021 and an additional 6,775,000 shares were issued to Brookfield at $37.33 per share in January of 2022. Brookfield also received one seat on the Company’s Board of Directors following the initial equity investment.
On October 18, 2020, the Company's Board of Directors approved a $500 million share repurchase program. The purpose of the share repurchase program is to both offset dilution from the issuance of shares to Brookfield and to institute a regular cash return program for shareholders. On November 19, 2021, the Company's Board of Directors authorized the repurchase of an additional $500 million of Company common stock. As of December 31, 2021, we have repurchased approximately 9.1 million shares of our common stock at an average price of $29.04 per common share. Through February 25, 2022, we have repurchased approximately 11.6 million shares of our common shares at an average price of $31.78 per common share and have approximately $630 million remaining under our share repurchase program.
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

Life insurance companies are subject to NAIC RBC requirements and rating agencies utilize a form of RBC to partially determine capital strength of insurance companies. Our RBC ratio at December 31, 2021 and December 31, 2020 was 400% and 372%, respectively.
We intend to manage our capitalization in normal economic conditions at a level that is consistent with rating agency capital at or above the A-level. It may drift downwards, at times, for reasons including, but not limited to, realized credit losses or temporary increases in required risk capital for ratings migrations. This level is intended to reflect a level that is consistent with the rating agencies expectations for capital adequacy ratios at different points in an economic cycle. This implies operating with a peak to trough swing whereby capital is absorbing risk at the low point of the economic cycle.
On August 21, 2020 S&P affirmed its "A-" financial strength rating on American Equity Life and its "BBB-" long-term issuer credit rating on American Equity Investment Life Holding Company, and revised its outlook to "stable" from "negative" primarily due to capital management actions taken during 2020.
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
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Year Ended December 31,
	2021	2020	2019
Average yield on invested assets	3.73%	4.12%	4.52%
Aggregate cost of money	1.55%	1.69%	1.84%
Aggregate investment spread	2.18%	2.43%	2.68%

Impact of:
Investment yield - additional prepayment income	0.11%	0.08%	0.06%
Cost of money benefit from over hedging	0.07%	0.02%	0.03%
The cost of money for fixed index annuities and average crediting rates for fixed rate annuities are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements. See Critical Accounting Policies and Estimates—Deferred Policy Acquisition Costs and Deferred Sales Inducements. With respect to our fixed index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate strategy and expenses we incur to fund the annual index credits. Proceeds received upon expiration of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances. See Critical Accounting Policies and Estimates - Policy Liabilities for Fixed Index Annuities and Financial Condition - Derivative Instruments.
Average yield on invested assets decreased primarily as a result of a higher level of cash and cash equivalent holdings during 2021 compared to 2020. The higher level of cash and cash equivalent holdings was a result of our decision to execute a series of trades in the fourth quarter of 2020 designed to raise liquidity to fund block reinsurance transactions and de-risk the investment portfolio. See Net investment income. Active management of policyholder crediting rates has continued to lower the aggregate cost of money. We expect to have flexibility to reduce our crediting rates if necessary and could decrease our cost of money by approximately 62 basis points if we reduce current rates to guaranteed minimums.

Results of Operations for the Three Years Ended December 31, 2021
Annuity deposits by product type collected during 2021, 2020 and 2019, were as follows:

	Year Ended December 31,
Product Type	2021	2020	2019
	(Dollars in thousands)
American Equity Life:
Fixed index annuities	$2,753,479	$1,992,059	$4,058,638
Annual reset fixed rate annuities	6,133	8,128	11,245
Multi-year fixed rate annuities	855,702	395,982	1,613
Single premium immediate annuities	59,816	33,461	12,002
	3,675,130	2,429,630	4,083,498
Eagle Life:
Fixed index annuities	697,068	345,519	646,903
Annual reset fixed rate annuities	350	97	199
Multi-year fixed rate annuities	1,597,292	907,151	232,613
	2,294,710	1,252,767	879,715
Consolidated:
Fixed index annuities	3,450,547	2,337,578	4,705,541
Annual reset fixed rate annuities	6,483	8,225	11,444
Multi-year fixed rate annuities	2,452,994	1,303,133	234,226
Single premium immediate annuities	59,816	33,461	12,002
Total before coinsurance ceded	5,969,840	3,682,397	4,963,213
Coinsurance ceded	424,819	35,667	290,040
Net after coinsurance ceded	$5,545,021	$3,646,730	$4,673,173
Annuity deposits before coinsurance ceded increased 62% during 2021 compared to 2020. Annuity deposits after coinsurance ceded increased 52% during 2021 compared to 2020. The increase in sales in 2021 compared to 2020 was driven by the sales of multi-year fixed rate annuity products introduced in late 2020 at both American Equity Life and Eagle Life and increased sales of fixed index annuities at both American Equity Life and Eagle Life. This growth is due to fixed index annuity product refreshes at both American Equity Life and Eagle Life, the introduction of two new products at American Equity Life and strong sales of single premium deferred annuity products at both Eagle Life and American Equity Life during the first three quarters of 2021. Sales levels in 2021 also benefited from an improving sales environment compared to 2020.
Prior to January 1, 2021, we had been ceding 80% of the annuity deposits received from certain multi-year rate guaranteed annuities and 20% of certain fixed index annuities sold by Eagle Life through broker/dealers and banks to an unaffiliated reinsurer. Beginning January 1, 2021, no new business is being ceded to the unaffiliated reinsurer. Effective July 1, 2021, we ceded 100% of an in-force block of fixed index annuities and began ceding 75% of certain fixed index annuities issued after July 1, 2021 to North End Re which caused the increase in coinsurance ceded premiums for the year ended December 31, 2021 compared to 2020.
Net income available to common stockholders decreased 33% to $430.3 million in 2021 and increased 159% to $637.9 million in 2020 from $246.1 million in 2019. The decrease in net income available to common stockholders for the year ended December 31, 2021 was primarily a result of the impact of assumption updates made during 2021 compared to the impact of assumption updates made during 2020.
Net income available to common stockholders for the year ended December 31, 2021 was negatively impacted by a decrease in the aggregate investment spread as previously noted. Net income, in general, is impacted by the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 1% to $53.7 billion for the year ended December 31, 2021 compared to $53.3 billion in 2020 and increased 2% for the year ended December 31, 2020 compared to $52.3 billion in 2019. Our investment spread measured in dollars was $1.2 billion, $1.3 billion, and $1.3 billion for the years ended December 31, 2021, 2020 and 2019, respectively. Our investment spread has been negatively impacted by the extended low interest rate environment and by holding higher levels of cash and cash equivalents (see Net investment income). The higher levels of cash and cash equivalent holdings decreased in the fourth quarter of 2021 with the execution of the reinsurance treaty with North End Re. We expect to invest most of the cash balances above our target cash levels into traditional fixed income securities and privately sourced assets during early 2022. The impact of the extended low interest rate environment and higher cash and cash equivalent holdings has been partially offset by a lower aggregate cost of money due to our continued active management of new business and renewal rates. Net income available to common stockholders for the year ended December 31, 2021 was negatively impacted by an increase in other operating costs and expenses (see Other operating costs and expenses). We expect the level of other operating costs and expenses to settle into the $60 million per quarter range for the foreseeable future as we continue to execute on the AEL 2.0 strategy.

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
Net income available to common stockholders for 2021, 2020 and 2019 includes effects from updates to assumptions as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Increase (decrease) in amortization of deferred sales inducements	$(45,107)	$428,101	$(104,707)
Increase (decrease) in amortization of deferred policy acquisition costs	(45,662)	646,785	(192,982)
Increase in interest sensitive and index product benefits	243,658	285,825	315,383
Increase (decrease) in change in fair value of embedded derivatives	(122,294)	(2,341,279)	28,208
Effect on net income available to common stockholders	(24,017)	769,611	(35,987)
We review these assumptions quarterly and as a result of these reviews, we made updates to assumptions during each year. In addition, we implemented an enhanced actuarial valuation system during 2019, and as a result, our 2019 assumption updates include model refinements resulting from the implementation.
The most significant assumption updates made in 2021 were to investment spread assumptions, including the net investment earned rate and crediting rate on policies, lifetime income benefit rider utilization assumptions, mortality assumptions, and lapse rate assumptions as discussed below. In addition, we made assumption updates to change the reinsurance expense assumption associated with the refinancing of statutory redundant reserves effective October 1, 2021.
Due to the continued low interest rate environment, we updated our assumption for investment spread for American Equity Life to 2.25% in the near term and increasing to 2.50% over an eight-year reversion period and our assumption for crediting/discount rate to 1.55% increasing to 2.10% over an eight-year reversion period. Prior to these assumption updates, our long-term assumption for aggregate investment spread was at 2.60% at the end of an eight-year reversion period, with a near term crediting/discount rate of 1.90% increasing to 2.10% over an eight-year reversion period. The assumption change to decrease aggregate investment spread resulted in lower expected future gross profits as compared to previous estimates and a decrease in the balances of deferred policy acquisition costs and deferred sales inducements.
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
The most significant assumption update to the calculation of the fair value of the embedded derivative component of our fixed index annuity policy benefit reserve in 2021 was the change in lapse rate assumptions discussed above. The net impact of the updates to the lapse rate assumption resulted in a decrease in the embedded derivative component of our fixed index annuity policy benefit reserves as less funds ultimately qualify for excess benefits.
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
Non-GAAP operating income available to common stockholders, a non-GAAP financial measure increased 320% to $290.5 million in 2021 and decreased 87% to $69.1 million in 2020 from $548.2 million in 2019. The increase in non-GAAP operating income available to common stockholders for the year ended December 31, 2021 was primarily a result of the impact of assumption updates made during 2021 compared to the impact of assumption updates made during 2020. Non-GAAP operating income available to common stockholders and Non-GAAP operating income available to common stockholders per common share - assuming dilution, excluding the impact of notable items, for the year ended December 31, 2021 were $368.5 million and $3.90 per share, respectively. Non-GAAP operating income available to common stockholders and Non-GAAP operating income available to common stockholders per common share - assuming dilution, excluding the impact of notable items, for the year ended December 31, 2020 were $379.2 million and $4.11 per share, respectively. Non-GAAP operating income available to common stockholders for both the years ended December 31, 2021 and 2020 was negatively impacted by a decrease in the aggregate investment spread as previously noted. In addition, Non-GAAP operating income available to common stockholders for the year ended December 31, 2021 was negatively impacted by an increase in other operating costs and expenses (see Other operating costs and expenses).
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

The adjustments made to net income available to common stockholders to arrive at non-GAAP operating income available to common stockholders and non-GAAP operating income available to common stockholders, excluding notable items for 2021, 2020 and 2019 are set forth in the table that follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Reconciliation from net income available to common stockholders to non-GAAP operating income available to common stockholders:
Net income available to common stockholders	$430,317	$637,945	$246,090
Adjustments to arrive at non-GAAP operating income available to common stockholders:
Net realized losses on financial assets, including credit losses	10,299	59,355	7,361
Change in fair value of derivatives and embedded derivatives	(187,290)	(784,005)	374,468
Income taxes	37,184	155,808	(79,736)
Non-GAAP operating income available to common stockholders	290,510	69,103	548,183
Impact of notable items	78,036	310,117	(123,739)
Non-GAAP operating income available to common stockholders, excluding notable items	$368,546	$379,220	$424,444

Per common share - assuming dilution:
Non-GAAP operating income available to common stockholders	$3.07	$0.75	$5.97
Impact of notable items	0.83	3.36	(1.35)
Non-GAAP operating income available to common stockholders, excluding notable items	$3.90	$4.11	$4.62

Notable items impacting non-GAAP operating income available to common stockholders:
Impact of actuarial assumption updates	$78,036	$340,895	$(123,739)
Tax benefit related to the CARES Act	—	(30,778)	—
Total notable items	$78,036	$310,117	$(123,739)
The amounts disclosed in the reconciliation above are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and accretion of lifetime income benefit rider reserves where applicable. Notable items reflect the after-tax impact to non-GAAP operating income available to common stockholders for certain items that do not reflect the company's expected ongoing operations. Notable items primarily include the impact from actuarial assumption updates. The presentation of notable items is intended to help investors better understand our results and to evaluate and forecast those results.
Non-GAAP operating income available to common stockholders for 2021, 2020 and 2019 includes effects from updates to assumptions as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Increase (decrease) in amortization of deferred sales inducements	$(66,066)	$57,467	$(184,882)
Increase (decrease) in amortization of deferred policy acquisition costs	(78,183)	90,970	(288,332)
Increase in interest sensitive and index product benefits	243,658	285,825	315,383
Effect on non-GAAP operating income available to common stockholders	(78,036)	(340,895)	123,739
The impact to net income available to common stockholders and non-GAAP operating income available to common stockholders from assumption updates varies due to the impact of fair value accounting for our fixed index annuity business as non-GAAP operating income available to common stockholders eliminates the impact of fair value accounting for our fixed index annuity business. While the assumption updates made during 2021, 2020 and 2019 were consistently applied, the impact to net income available to common stockholders and non-GAAP operating income available to common stockholders varies due to different amortization rates being applied to gross profit adjustments included in the valuation.

Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) decreased 3% to $242.6 million in 2021 and increased 5% to $251.2 million in 2020 from $240.0 million in 2019. The components of annuity product charges are set forth in the table that follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Surrender charges	$67,657	$72,551	$71,565
Lifetime income benefit riders (LIBR) fees	174,974	178,676	168,470
	$242,631	$251,227	$240,035

Withdrawals from annuity policies subject to surrender charges	$1,099,098	$776,305	$662,795
Average surrender charge collected on withdrawals subject to surrender charges	6.2%	9.3%	10.8%

Fund values on policies subject to LIBR fees	$22,183,623	$22,986,903	$22,490,676
Weighted average per policy LIBR fee	0.79%	0.78%	0.75%
The decrease in annuity product charges during 2021 was attributable to lower average surrender charges collected on withdrawals subject to surrender charges primarily due to an increase in market value adjustments on such surrenders and a decrease in fees assessed for lifetime income benefit riders due to a smaller volume of business in force subject to the fee slightly offset by an increase in the average fees being charged as compared to prior periods. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders.
Net investment income decreased 7% to $2.0 billion in 2021 and 5% to $2.2 billion in 2020 from $2.3 billion in 2019. The decrease for 2021 compared to 2020 was attributable to a decrease in the average yield earned on invested assets during 2021 compared to 2020. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 3% to $54.8 billion in 2021 and 4% to $53.1 billion in 2020 compared to $51.1 billion in 2019.
The average yield earned on average invested assets was 3.73%, 4.12% and 4.52% for 2021, 2020 and 2019, respectively. The decrease in yield earned on average invested assets in 2021 was primarily attributable to an increase in our level of cash and cash equivalent holdings as previously described and a decline in yields on our floating rate investment portfolio due to decreases in the average benchmark rates associated with these investments offset by an increase in mark to market gains on investment partnerships due to changes in market valuations.
The expected return on investments purchased during 2021 was 3.92%, net of third-party investment management expenses. Purchases for 2021 included $6.4 billion of fixed maturity securities with an expected return of 3.25% and $3.4 billion of privately sourced assets with an expected return of 5.19%. The privately sourced assets include investments in investment real estate, middle market loans, infrastructure debt, mortgage loans and strategic investments in limited partnerships. The expected return on investments purchased during 2020 and 2019 was 3.84% and 3.88%, respectively.
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

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$1,368,381	$15,042	$(190,376)
Change in unrealized gains/losses	(20,456)	19,562	1,098,932
Warrants	810	—	—
Interest rate swap	—	—	(1,059)
Interest rate caps	—	62	(591)
	$1,348,735	$34,666	$906,906

The differences between the change in fair value of derivatives between years for call options are primarily due to the performance of the indices upon which our call options are based which impacts the level of gains on call option expirations, the fair values of those call options and changes in the fair values of those call options between years. The changes in gain (loss) on option expiration and in unrealized gains/losses on call options for the year ended December 31, 2021 as compared to 2020 are due to equity market performance in 2021 compared to 2020. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during these years is as follows:

Year Ended December 31,
	2021	2020	2019
S&P 500 Index
Point-to-point strategy	0.0% - 42.6%	0.0% - 17.4%	0.0% - 22.3%
Monthly average strategy	0.0% - 29.4%	0.0% - 11.9%	0.0% - 14.7%
Monthly point-to-point strategy	0.0% - 21.7%	0.0% - 14.0%	0.0% - 14.0%
Volatility control index point-to-point strategy	0.0% - 9.7%	0.0% - 9.3%	0.0% - 10.3%
Fixed income (bond index) strategies	0.0% - 10.0%	0.0% - 13.6%	0.0% - 10.0%
The change in fair value of derivatives is also influenced by the aggregate costs of options purchased. During 2021, the aggregate cost of options were lower than in 2020 as option costs generally decreased during 2020 and 2021. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies and Estimates - Policy Liabilities for Fixed Index Annuities.
Net realized gains (losses) on investments include gains and losses on the sale of securities and other investments and changes in allowances for credit losses on our securities and mortgage loans on real estate. Net realized gains (losses) on investments fluctuate from year to year primarily due to changes in the interest rate and economic environment and the timing of the sale of investments. See Note 4 - Investments and Note 5 - Mortgage Loans on Real Estate to our audited consolidated financial statements and Financial Condition - Credit Losses for a detailed presentation of the types of investments that generated the gains (losses) as well as discussion of credit losses on our securities recognized during the periods presented and Financial Condition - Investments and Note 5 - Mortgage Loans on Real Estate to our audited consolidated financial statements for discussion of credit losses recognized on mortgage loans on real estate.
Securities sold at losses are generally due to our long-term fundamental concern with the issuers' ability to meet their future financial obligations or to improve our risk or duration profiles as they pertain to our asset liability management.
Other revenue was $15.7 million for the year ended December 31, 2021 and primarily consists of $5.5 million related to asset liability management fees and $10.2 million of amortization related to the deferred gain associated with the cost of reinsurance. Both of these items are associated with the North End Re reinsurance treaty which was effective July 1, 2021. See Note 9 - Reinsurance and Policy Provisions to our audited consolidated financial statements for more information.
Interest sensitive and index product benefits increased 74% to $2.7 billion in 2021 and 20% to $1.5 billion in 2020 from $1.3 billion in 2019. The components of interest sensitive and index product benefits are summarized as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Index credits on index policies	$1,977,888	$747,489	$587,818
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	253,725	198,745	204,474
Lifetime income benefit riders	449,793	597,036	495,284
	$2,681,406	$1,543,270	$1,287,576
The changes in index credits were attributable to changes in the level of appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $2.0 billion, $0.8 billion and $0.6 billion for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in interest credited in 2021 was due to increases in sales of single premium deferred annuity products that receive a fixed rate of interest partially offset by a reduction in interest credited to funds allocated to the fixed option within our fixed index annuities due to a decrease in the average balance allocated to the fixed option. The decrease in benefits recognized for lifetime income benefit riders for 2021 compared to 2020 was due to the impact of assumption updates made during 2021 compared to the impact of assumption updates made during 2020 and the increased level of index credits on index policies during 2021 compared to 2020. In addition, fund value of policies with lifetime income benefit riders decreased as a result of the North End Re reinsurance treaty executed during 2021. See Net income available to common stockholders above for discussion of the changes in the assumptions used in determining reserves for lifetime income benefit riders for the years ended December 31, 2021 and 2020.

Amortization of deferred sales inducements before gross profit adjustments decreased in 2021 compared to 2020 primarily due to the impact of assumption updates made during 2021 compared to the impact of assumption updates made during 2020. Amortization of deferred sales inducements is based on historical, current and future expected gross profits. The changes in amortization from period to period are the result of differences in actual gross profits compared to expected or modeled gross profits and changes to the underlying business. In addition, amortization of deferred sales inducements for the year ended December 31, 2021 decreased as index credits on index policies for the year ended December 31, 2021 were in excess of expected index credits and index credits on index policies for the same period of 2020. Bonus products represented 65%, 75% and 76% of our net annuity account values at December 31, 2021, 2020 and 2019, respectively. The amount of amortization is affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years. Amortization of deferred sales inducements is summarized as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$112,790	$243,067	$78,398
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	40,899	202,660	12,189
Net realized losses on investments	(997)	(7,563)	(2,002)
Amortization of deferred sales inducements after gross profit adjustments	$152,692	$438,164	$88,585
See Net income available to common stockholders and Non-GAAP operating income available to common stockholders, a non-GAAP financial measure above for discussion of the impact of assumption updates on amortization of deferred sales inducements for the years ended December 31, 2021 and 2020. See Critical Accounting Policies and Estimates - Deferred Policy Acquisition Costs and Deferred Sales Inducements.
Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives (see Note 7 - Derivative Instruments to our audited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Fixed index annuities - embedded derivatives	$(876,803)	$(1,922,085)	$562,302
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	520,863	635,298	891,740
Reinsurance related embedded derivative	(2,362)	—	—
	$(358,302)	$(1,286,787)	$1,454,042
The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in the expected annual cost of options we will purchase in the future to fund index credits beyond the next policy anniversary; (iii) changes in the discount rates used in estimating our embedded derivative liabilities; and (iv) the growth in the host component of the policy liability. The amounts presented as "Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting" represents the total change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date, less the change in fair value of our fixed index annuities embedded derivative. See Critical Accounting Policies and Estimates- Policy Liabilities for Fixed Index Annuities.
The primary reason for the increase in the change in fair value of the fixed index annuity embedded derivatives during 2021 compared to 2020 was the impact of assumption updates made during 2021 compared to the impact of assumption updates made during 2020. See Net Income available to common stockholders above for a discussion of the impact of assumption updates on the fair value of the fixed index annuity embedded derivative for the years ended December 31, 2021 and 2020.
The increase in change in fair value of the fixed index annuity embedded derivatives for the year ended December 31, 2021 was also due to an increase in the net discount rate during the year ended December 31, 2021 compared to a decrease in the net discount rate during the same period of 2020 offset by a larger increase in expected index credits on the next policy anniversary dates resulting from a larger increase in the fair value of the call options acquired to fund these index credits during year ended December 31, 2021 compared to the year ended December 31, 2020. The discount rates used in estimating our embedded derivative liabilities fluctuate based on the changes in the general level of risk free interest rates and our own credit spread.

The reinsurance agreement executed in 2021 with Brookfield to cede certain fixed index annuity product liabilities on a modified coinsurance basis contains an embedded derivative. See Note 7 - Derivative Instruments for discussion on this embedded derivative.
Amortization of deferred policy acquisition costs before gross profit adjustments decreased in 2021 compared to 2020 primarily due to the impact of assumption updates made during 2021 compared to the impact of assumption updates made during 2020. Amortization of deferred policy acquisition costs is based on historical, current and future expected gross profits. The changes in amortization from period to period are the result of differences in actual gross profits compared to expected or modeled gross profits and changes to the underlying business. In addition, amortization of deferred policy acquisition costs for year ended December 31, 2021 decreased as index credits on index policies for the year ended December 31, 2021 were in excess of expected index credits and index credits on index policies for the same periods of 2020. The amount of amortization is affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. Amortization of deferred policy acquisition costs is summarized as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$181,589	$368,139	$97,736
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	88,576	293,827	(7,618)
Net realized losses on investments	(1,837)	(12,412)	(2,401)
Amortization of deferred policy acquisition costs after gross profit adjustments	$268,328	$649,554	$87,717
See Net income available to common stockholders and non-GAAP operating income available to common stockholders, a non-GAAP financial measure, above for discussion of the impact of assumption updates on amortization of deferred policy acquisition costs for the years ended December 31, 2021 and 2020. See Critical Accounting Policies and Estimates - Deferred Policy Acquisition Costs and Deferred Sales Inducements.
Other operating costs and expenses increased 33% to $243.7 million in 2021 and increased 19% to $183.6 million in 2020 from $154.2 million in 2019 and are summarized as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Salary and benefits	$139,155	$95,815	$82,883
Risk charges	36,272	45,091	38,342
Other	68,285	42,730	32,928
Total other operating costs and expenses	$243,712	$183,636	$154,153
Salary and benefits expense increased in 2021 as a result of an increase in salary and benefits of $22.2 million and an increase of $22.2 million related to expense recognized under our equity and cash incentive compensation programs ("incentive compensation programs"). The increases in salary and benefits were due to an increased number of employees related to our continued growth and implementation of AEL 2.0. The increase in expense for our incentive compensation programs was primarily due to an increase in the expected payouts due to a larger number of employees participating in the programs and higher payouts for certain employees participating in the programs partially due to progress made in the execution of the AEL 2.0 strategy during 2021. The increases in salary and benefits for 2021 includes $6.1 million of expenses associated with talent transition as we implement the AEL 2.0 strategy.
The decrease in risk charges during 2021 compared to 2020 was due to the recapture of an existing reinsurance agreement which was replaced with a new agreement with a lower risk charge. We expect the risk charge to be approximately $9 million lower per quarter than the previous agreement.
Other expenses increased in 2021 compared to 2020 primarily as a result of increases in legal and consulting fees related to the implementation of AEL 2.0, increases in depreciation and maintenance expenses primarily related to software and hardware assets, and increases in agent conference related expenses as conferences resumed as we emerge from the COVID-19 pandemic.
We expect the level of other operating costs and expenses to settle into the $60 million per quarter range for the foreseeable future as we continue to execute on the AEL 2.0 strategy.

Income tax expense decreased in 2021 primarily due to an decrease in income before income taxes. The effective income tax rates were 21.4% and 17.7% for 2021 and 2020, respectively.
Income tax expense and the resulting effective tax rate are based upon two components of income before income taxes ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at a statutory rate of approximately 21.5% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income for the parent company and other non-life insurance subsidiaries (the "non-life insurance group") is generally taxed at a statutory tax rate of 28.7% reflecting the combined federal and state income tax rates. The effective income tax rates resulting from the combination of the income tax provisions for the life and non-life sources of income vary from year to year based primarily on the relative size of pretax income from the two sources.
The effective income tax rate for 2021 was not significantly impacted by discrete tax items. The effective tax rate for 2020 was impacted by a discrete tax item related to the provision of the Coronavirus Aid, Relief, and Economic Security Act that allowed net operating losses for 2018 through 2020 to be carried back to previous tax years in which a 35% statutory tax rate was in effect. The effective income tax rate excluding the impact of the discrete items was 21.4% for the year ended December 31, 2020.
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
The composition of our investment portfolio is summarized as follows:

	December 31,
	2021		2020
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$37,793	0.1%	$39,771	0.1%
United States Government sponsored agencies	1,040,953	1.7%	1,039,551	1.9%
United States municipalities, states and territories	3,927,201	6.5%	3,776,131	7.0%
Foreign government obligations	402,545	0.7%	202,706	0.4%
Corporate securities	34,660,234	57.4%	31,156,827	58.1%
Residential mortgage backed securities	1,125,049	1.9%	1,512,831	2.8%
Commercial mortgage backed securities	4,840,311	8.0%	4,261,227	8.0%
Other asset backed securities	5,271,857	8.7%	5,549,849	10.4%
Total fixed maturity securities	51,305,943	85.0%	47,538,893	88.7%
Mortgage loans on real estate	5,687,998	9.4%	4,165,489	7.8%
Real estate investments	337,939	0.6%	—	—%
Derivative instruments	1,277,480	2.1%	1,310,954	2.4%
Other investments	1,767,144	2.9%	590,078	1.1%
	$60,376,504	100.0%	$53,605,414	100.0%

Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or credit losses while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are in investment grade (typically NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	December 31,
	2021		2020
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$28,275,431	55.2%	$27,883,428	58.7%
Baa	21,875,939	42.6%	18,408,954	38.7%
Total investment grade	50,151,370	97.8%	46,292,382	97.4%
Ba	930,384	1.8%	973,581	2.0%
B	118,065	0.2%	122,553	0.3%
Caa	39,354	0.1%	61,037	0.1%
Ca and lower	66,770	0.1%	89,340	0.2%
Total below investment grade	1,154,573	2.2%	1,246,511	2.6%
	$51,305,943	100.0%	$47,538,893	100.0%
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
As of December 31, 2020, the NAIC had introduced 20 NAIC designation modifiers that will be applied to each NAIC designation to determine a security's NAIC designation category. The NAIC has approved new unique risk-based capital charges for each of the 20 designated categories for reporting effective December 31, 2021.
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

A summary of our fixed maturity securities by NAIC designation is as follows:

	December 31, 2021				December 31, 2020
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$26,157,531	$28,785,839	$28,785,839	56.1%	$23,330,149	$26,564,542	$26,564,542	55.9%
2	19,758,594	21,396,020	21,396,020	41.7%	17,312,485	19,377,013	19,377,013	40.8%
3	909,311	941,210	941,210	1.9%	1,292,124	1,299,455	1,299,455	2.7%
4	133,070	147,160	147,160	0.3%	282,049	256,651	256,651	0.5%
5	16,496	15,357	15,357	—%	29,396	16,288	16,288	—%
6	24,181	20,357	20,357	—%	58,533	24,944	24,944	0.1%
	$46,999,183	$51,305,943	$51,305,943	100.0%	$42,304,736	$47,538,893	$47,538,893	100.0%
The amortized cost and fair value of fixed maturity securities at December 31, 2021, by contractual maturity are presented in Note 4 - Investments to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.
Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses, Net of Allowance	Allowance for Credit Losses	Fair Value
	(Dollars in thousands)
December 31, 2021
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$1,041	$(34)	$—	$1,007
United States Government sponsored agencies	6	760,060	(90)	—	759,970
United States municipalities, states and territories	42	190,471	(3,042)	(2,776)	184,653
Foreign government obligations	3	43,704	(843)	—	42,861
Corporate securities	600	2,530,864	(38,442)	—	2,492,422
Residential mortgage backed securities	74	280,044	(2,093)	(70)	277,881
Commercial mortgage backed securities	108	944,407	(17,719)	—	926,688
Other asset backed securities	592	3,172,613	(50,107)	—	3,122,506
	1,427	$7,923,204	$(112,370)	$(2,846)	$7,807,988

December 31, 2020
Fixed maturity securities, available for sale:
United States Government sponsored agencies	3	$250,521	$(46)	$—	$250,475
United States municipalities, states and territories	14	36,558	(1,044)	(2,844)	32,670
Corporate securities	103	856,995	(35,892)	(60,193)	760,910
Residential mortgage backed securities	43	173,875	(2,526)	(1,734)	169,615
Commercial mortgage backed securities	122	1,034,424	(64,678)	—	969,746
Other asset backed securities	558	3,728,144	(146,640)	—	3,581,504
	843	$6,080,517	$(250,826)	$(64,771)	$5,764,920
The unrealized losses at December 31, 2021 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at December 31, 2021, and the continued impact the COVID-19 pandemic had on credit markets. Approximately 85% and 75% of the unrealized losses on fixed maturity securities shown in the above table for December 31, 2021 and December 31, 2020, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
The decrease in unrealized losses from December 31, 2020 to December 31, 2021 was primarily related to pricing improvements due to improved credit quality for certain fixed maturity securities during the twelve months ended December 31, 2021 and strategies to reposition the fixed maturity security portfolio that resulted in the sales of certain securities that were in an unrealized loss position at December 31, 2020. This decrease was partially offset by an increase in treasury yields during the twelve months ended December 31, 2021. The 10-year U.S. Treasury yields at December 31, 2021 and December 31, 2020 were 1.52% and 0.93%, respectively. The 30-year U.S. Treasury yields at December 31, 2021 and December 31, 2020 were 1.90% and 1.65%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses (1)	Percent of Total
	(Dollars in thousands)
December 31, 2021
1	$4,174,438	53.5%	$(37,884)	33.7%
2	3,197,575	41.0%	(57,354)	51.0%
3	376,996	4.8%	(13,723)	12.2%
4	33,229	0.4%	(1,083)	1.0%
5	9,506	0.1%	(1,140)	1.0%
6	16,244	0.2%	(1,186)	1.1%
	$7,807,988	100.0%	$(112,370)	100.0%

December 31, 2020
1	$2,625,341	45.5%	$(82,045)	32.7%
2	2,286,377	39.7%	(106,700)	42.5%
3	650,364	11.3%	(42,040)	16.8%
4	178,669	3.1%	(16,274)	6.5%
5	4,991	0.1%	(1,640)	0.7%
6	19,178	0.3%	(2,127)	0.8%
	$5,764,920	100.0%	$(250,826)	100.0%
(1)Gross unrealized losses have been adjusted to reflect the allowance for credit loss of $2.8 million and $64.8 million as of December 31, 2021 and 2020, respectively.
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 1,427 and 843 securities, respectively) have been in a continuous unrealized loss position at December 31, 2021 and 2020, along with a description of the factors causing the unrealized losses is presented in Note 4 - Investments to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.

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
		(Dollars in thousands)
December 31, 2021
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	1,024	$5,582,431	$5,536,216	$(46,215)
Six months or more and less than twelve months	39	132,110	130,156	(1,954)
Twelve months or greater	281	1,752,779	1,705,640	(47,139)
Total investment grade	1,344	7,467,320	7,372,012	(95,308)
Below investment grade:
Less than six months	12	43,808	43,057	(751)
Six months or more and less than twelve months	7	28,544	25,706	(2,838)
Twelve months or greater	64	380,686	367,213	(13,473)
Total below investment grade	83	453,038	435,976	(17,062)
	1,427	$7,920,358	$7,807,988	$(112,370)
December 31, 2020
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	54	$686,711	$679,337	$(7,374)
Six months or more and less than twelve months	310	2,201,769	2,118,844	(82,925)
Twelve months or greater	338	2,400,833	2,288,755	(112,078)
Total investment grade	702	5,289,313	5,086,936	(202,377)
Below investment grade:
Less than six months	9	48,355	47,984	(371)
Six months or more and less than twelve months	37	155,451	146,779	(8,672)
Twelve months or greater	95	522,627	483,221	(39,406)
Total below investment grade	141	726,433	677,984	(48,449)
	843	$6,015,746	$5,764,920	$(250,826)
(1)Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss of $2.8 million and $64.8 million as of December 31, 2021 and 2020, respectively.

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
December 31, 2021
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
(1)Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss of $2.8 million and $64.8 million as of December 31, 2021 and 2020, respectively.

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

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
December 31, 2021
Due in one year or less	$762,035	$761,590
Due after one year through five years	509,458	505,312
Due after five years through ten years	546,453	535,258
Due after ten years through twenty years	638,205	627,275
Due after twenty years	1,069,989	1,051,478
	3,526,140	3,480,913
Residential mortgage backed securities	280,044	277,881
Commercial mortgage backed securities	944,407	926,688
Other asset backed securities	3,172,613	3,122,506
	$7,923,204	$7,807,988
December 31, 2020
Due in one year or less	$2,324	$1,864
Due after one year through five years	382,843	360,761
Due after five years through ten years	396,842	355,188
Due after ten years through twenty years	216,725	203,282
Due after twenty years	145,340	122,960
	1,144,074	1,044,055
Residential mortgage backed securities	173,875	169,615
Commercial mortgage backed securities	1,034,424	969,746
Other asset backed securities	3,728,144	3,581,504
	$6,080,517	$5,764,920
International Exposure
We hold fixed maturity securities with international exposure. As of December 31, 2021, 11.8% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. Our fixed maturity securities with international exposure are primarily denominated in U.S. dollars. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	December 31, 2021
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
Europe	$2,591,444	$2,852,787	5.6%
Asia/Pacific	397,281	440,845	0.9%
Latin America	239,427	260,903	0.5%
Non-U.S. North America	1,351,057	1,497,014	2.9%
Australia & New Zealand	326,657	351,018	0.7%
Other	571,475	619,334	1.2%
	$5,477,341	$6,021,901	11.8%

All of the securities presented in the table above are investment grade (NAIC designation of either 1 or 2), except for the following:

	December 31, 2021
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
Europe	$38,773	$40,129
Asia/Pacific	83	81
Latin America	50,166	51,817
Non-U.S. North America	44,904	45,789
Australia & New Zealand	497	482
Other	64,470	67,600
	$198,893	$205,898
Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e., significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of credit losses. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. For corporate issuers, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. For asset-backed securities, we evaluate changes in factors such as collateral performance, default rates, loss severities and expected cash flows. At December 31, 2021, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance	Net Unrealized Gains (Losses), Net of Allowance	Fair Value
		(Dollars in thousands)
Corporate securities - Public securities	3	$6,564	$—	$6,564	$(580)	$5,984
Corporate securities - Private placement securities	1	10,646	—	10,646	(1,140)	9,506
Residential mortgage backed securities	14	27,451	(70)	27,381	316	27,697
Commercial mortgage backed securities	10	114,815	—	114,815	291	115,106
United States municipalities, states and territories	5	19,062	(2,776)	16,286	(574)	15,712
	33	$178,538	$(2,846)	$175,692	$(1,687)	$174,005
We expect to recover the unrealized losses, net of allowances, as we did not have the intent to sell and it was not more likely than not that we would be required to sell these securities prior to recovery of the amortized cost basis, net of allowances. Our analysis of these securities and their credit performance at December 31, 2021 is as follows:
Corporate securities: The corporate securities included on the watch list primarily have exposure to the offshore drilling industry. The decline in value of these securities is due to the low level of oil prices over a long period of time. While oil prices have drifted up in recent periods, credit metrics remain under pressure. In addition, the corporate securities included on the watch list include a security in the utilities industry that is under financial stress due to the impact of power outages. While we continue to monitor the status of these securities, we do not currently expect credit losses on these securities.
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
Credit Losses
We have a policy and process to identify securities in our investment portfolio for which we recognize credit loss. See Critical Accounting Policies and Estimates—Evaluation of Allowance for Credit Losses on Available for Sale Fixed Maturity Securities and Mortgage Loan Portfolios and Note 4 - Investments to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.
During 2021, we recognized credit losses of $6.2 million related to our fixed maturity securities which consisted of $6.9 million of credit losses on commercial mortgage backed securities due to our intent to sell the securities, partially offset by net recoveries on corporate securities, municipal securities and residential mortgage backed securities.

During 2020, we recognized credit losses of $60.4 million on corporate securities, $1.7 million on residential mortgage backed securities, $29.2 million on commercial mortgage backed securities, $0.5 million on other asset backed securities and $2.8 million on municipal securities.
Mortgage Loans on Real Estate
Our financing receivables consist of three mortgage loan portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our commercial mortgage loan portfolio consists of loans with an outstanding principal balance of $3.6 billion and $3.6 billion as of December 31, 2021 and December 31, 2020, respectively. This portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $408.1 million and $245.8 million as of December 31, 2021 and December 31, 2020, respectively. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $1.7 billion and $366.3 million as of December 31, 2021 and December 31, 2020, respectively. These loans are collateralized by the related properties and diversified as to location within the United States. Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.
At December 31, 2021 and 2020, the largest principal amount outstanding for any single commercial or agricultural mortgage loan was $81.5 million and $34.7 million, respectively, and the average loan size was $5.3 million and $4.8 million, respectively. In addition, the average loan-to-value ratio for commercial and agricultural mortgage loans combined was 52.3% and 53.6% at December 31, 2021 and 2020, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan-to-value ratio is indicative of our conservative underwriting policies and practices for originating mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 5 - Mortgage Loans on Real Estate of our audited consolidated financial statements of this Form 10-K, which is incorporated by reference in this Item 7.
In the normal course of business, we commit to fund mortgage loans up to 90 days in advance. At December 31, 2021, we had commitments to fund commercial mortgage loans totaling $59.0 million, with interest rates ranging from 3.6% to 5.1%. During 2021 and 2020, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the year ended December 31, 2021, we received $350.6 million in cash for loans being paid in full compared to $199.5 million for the year ended December 31, 2020. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate. As December 31, 2021, we had commitments to fund agricultural mortgage loans totaling $69.0 million with interest rates ranging from 3.5% to 8.0%, and had commitments to fund residential mortgage loans totaling $242.4 million with interest rates ranging from 6.75% to 24.0%.
See Note 5 - Mortgage Loans on Real Estate to our audited consolidated financial statements, incorporated by reference, for a presentation of our valuation allowance, foreclosure activity and troubled debt restructure analysis. We have a process by which we evaluate the credit quality of each of our mortgage loans. This process utilizes each loan's loan-to-value and debt service coverage ratios as primary metrics. See Note 5 - Mortgage Loans on Real Estate to our audited consolidated financial statements, incorporated by reference, for a summary of our portfolio by loan-to-value and debt service coverage ratios.
We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Commercial, agricultural and residential loans are considered nonperforming when they are 90 days or more past due. Aging of financing receivables is summarized in the following table:

	Current	30-59 days past due	60-89 days past due	Over 90 days past due	Total
As of December 31, 2021:	(Dollars in thousands)
Commercial mortgage loans	$3,628,502	$—	$—	$—	$3,628,502
Agricultural mortgage loans	406,999	—	—	—	406,999
Residential mortgage loans	1,631,999	34,447	3,030	7,045	1,676,521
Total mortgage loans	$5,667,500	$34,447	$3,030	$7,045	$5,712,022

As of December 31, 2020:
Commercial mortgage loans	$3,578,888	$—	$—	$—	$3,578,888
Agricultural mortgage loans	245,173	—	—	—	245,173
Residential mortgage loans	346,730	25,449	111	167	372,457
Total mortgage loans	$4,170,791	$25,449	$111	$167	$4,196,518

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
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. A presentation of our derivative instruments along with a discussion of the business strategy involved with our derivatives is included in Note 7 - Derivative Instruments to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.
Liabilities
Our liability for policy benefit reserves increased to $65.5 billion at December 31, 2021 compared to $62.4 billion at December 31, 2020. The increase in policy benefit reserves is due to net cash flows from annuity deposits and funds returned to policyholders and interest and index credits credited to policyholders during 2021. Substantially all of our annuity products have a surrender charge feature designed to reduce the risk of early withdrawal or surrender of the policies and to compensate us for our costs if policies are withdrawn early. Our lifetime income benefit rider also reduces the risk of early withdrawal or surrender of the policies as it provides an additional liquidity option to policyholders as the policyholder can elect to receive guaranteed payments for life from their contract without requiring them to annuitize their contract value and the rider is not transferable to other contracts. Notwithstanding these policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates and other factors.
See Note 11 - Notes Payable and Amounts Due Under Repurchase Agreements to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7 for discussion of our notes payable and borrowings under repurchase agreements.
See Note 12 - Subordinated Debentures to our audited consolidated financial statements for additional information concerning our subordinated debentures payable to, and the preferred securities issued by, our subsidiary trusts.
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
Liquidity requirements are met primarily by funds provided from operations. Our life subsidiaries generally receive adequate cash flow from annuity deposits and investment income to meet their obligations. Annuity liabilities are generally long-term in nature. However, a primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and bonus vesting, which help limit and discourage early withdrawals. Our lifetime income benefit rider also limits the risk of early withdrawals as it provides an additional liquidity option to policyholders as the policyholder can elect to receive guaranteed payments for life from their contract without requiring them to annuitize their contract value and the rider is not transferable to other contracts. At December 31, 2021, approximately 92% or $48.7 billion of our annuity liabilities were subject to penalty upon surrender, with a weighted average remaining surrender charge period of 5.5 years and a weighted average surrender charge percentage of 9.1%.
Our insurance subsidiaries generally have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $1.3 billion for the year ended December 31, 2021 compared to $39.5 million for the year ended December 31, 2020 with the increase attributable to a $1.9 billion increase in net annuity deposits after coinsurance and a $587.2 million (after coinsurance) increase in funds returned to policyholders. In addition, we have a highly liquid investment portfolio that can be used to meet policyholder and other obligations as needed. Scheduled principal repayments, calls and tenders of available for sale fixed maturity securities and net investment income were $3.7 billion and $2.0 billion, respectively, during the year ended December 31, 2021.
Liquidity of Parent Company
We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt (senior notes and subordinated debentures issued to a subsidiary trust), pay operating expenses and pay dividends to common and preferred stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. These sources provide adequate cash flow for us to meet our current and reasonably foreseeable future obligations and we expect they will be adequate to fund our parent company cash flow requirements in 2022.

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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2022, up to $407.9 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $2.4 billion of statutory earned surplus at December 31, 2021.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of December 31, 2021, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to maintain its insurer financial strength rating objective. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
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
On November 30, 2020 we issued 9,106,042 common shares to Brookfield at a value of $37.00 per share for net proceeds of $333.6 million. On January 7, 2022, we issued an additional 6,775,000 shares to Brookfield at a value of $37.33 per share for net proceeds of $252.9 million.
During the fourth quarter of 2020, we repurchased 1.9 million shares of our common stock for $50 million in the open market under our share repurchase program. During 2021, we repurchased an additional 3.1 million share of our common stock for $99.4 million in the open market under our share repurchase program. In addition, on November 30, 2020 we entered into an accelerated share repurchase (ASR) agreement with Citibank, N.A. to repurchase an aggregate of $115 million of our common stock. Under the ASR agreement, we received an initial share delivery of approximately 3.5 million shares. The final settlement of 0.5 million shares, which was based on the volume-weighted average price of our common stock during the term of the transaction, less a discount and subject to customary adjustments, was delivered on February 25, 2021. The average price paid for shares repurchased under the ASR was $28.45 per common share. During 2022, we repurchased an additional 2.5 million shares of our common stock through February 25, 2022 for $105.7 million in the open market under our share repurchase program. Through February 25, 2022, we have repurchased approximately 11.6 million shares of our common shares at an average price of $31.78 per common share and have approximately $630 million remaining under our share repurchase program.
Cash and cash equivalents of the parent holding company at December 31, 2021, were $362.2 million. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions. On February 15, 2022, we established a new five-year credit agreement for $300 million in unsecured delayed draw term loan commitments. This agreement is part of our plans for access to liquidity for general corporate purposes as we continue to implement our strategic transformation to an at-scale origination, spread and capital light fee-based business, and to manage capital to grow as well as produce returns for shareholders. There have been no loans drawn on this agreement to date.
In January 2022, we became a member of the Federal Home Loan Bank of Des Moines ("FHLB"). There have been no advances executed under this membership to date.
Statutory accounting practices prescribed or permitted for our life subsidiaries differ in many respects from those governing the preparation of financial statements under GAAP. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. Information as to statutory capital and surplus and statutory net income for our life subsidiaries as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 is included in Note 14 - Statutory Financial Information and Dividend Restrictions to our audited consolidated financial statements.

In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2021.

	Payments Due by Period
	Total	Less Than 1 year	1–3 Years	4–5 Years	After 5 Years
	(Dollars in thousands)
Annuity and single premium universal life products (1)	$72,960,114	$3,938,038	$15,703,072	$9,782,847	$43,536,157
Notes payable, including interest payments (2)	637,500	25,000	50,000	50,000	512,500
Subordinated debentures, including interest payments (3)	220,675	4,850	9,700	9,700	196,425
Operating leases	12,574	2,509	4,564	3,934	1,567
Mortgage loan funding and other investments	836,400	836,400	—	—	—
Total	$74,667,263	$4,806,797	$15,767,336	$9,846,481	$44,246,649
(1)Amounts shown in this table are projected payments through the year 2072 which we are contractually obligated to pay to our annuity policyholders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency, when applicable. These assumptions are based on our historical experience.
(2)Period that principal amounts are due is determined by the earliest of the call/put date or the maturity date of each note payable.
(3)Amount shown is net of equity investments in the capital trusts due to the contractual right of offset upon repayment of the notes.
Critical Accounting Policies & Estimates
The increasing complexity of the business environment and applicable authoritative accounting guidance require us to closely monitor our accounting policies. We have identified six critical accounting policies and estimates that are complex and require significant judgment. The following summary of our critical accounting policies and estimates is intended to enhance your ability to assess our financial condition and results of operations and the potential volatility due to changes in estimates.
Valuation of Investments
Our fixed maturity securities classified as available for sale are reported at fair value. Unrealized gains and losses, if any, on these securities are included directly in stockholders' equity as a component of accumulated other comprehensive income (loss), net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs, deferred sales inducements and policy benefit reserves. Unrealized gains and losses represent the difference between the amortized cost or cost basis and the fair value of these investments. We use significant judgment within the process used to determine fair value of these investments.
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

The following table presents the fair value of fixed maturity securities, available for sale, by pricing source and hierarchy level as of December 31, 2021 and 2020, respectively:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
December 31, 2021
Priced via third party pricing services	$32,742	$47,204,947	$—	$47,237,689
Priced via independent broker quotations	—	—	—	—
Priced via other methods	32,695	4,035,559	—	4,068,254
	$65,437	$51,240,506	$—	$51,305,943
% of Total	0.1%	99.9%	—%	100.0%

December 31, 2020
Priced via third party pricing services	$33,948	$46,445,244	$—	$46,479,192
Priced via independent broker quotations	—	296,022	—	296,022
Priced via other methods	—	763,679	—	763,679
	$33,948	$47,504,945	$—	$47,538,893
% of Total	0.1%	99.9%	—%	100.0%
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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparison of the prices to a secondary pricing source, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of December 31, 2021 and 2020.

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

As indicated above, the discount rates used to discount excess projected contract value are based on applicable risk-free interest rates adjusted for our nonperformance risk related to those liabilities. If the discount rates used to discount the excess projected contract values at December 31, 2021 were to increase by 100 basis points, our reserves for fixed index annuities would decrease by $546.8 million. A decrease by 100 basis points in the discount rates used to discount the excess projected contract values would increase our reserves for fixed index annuities by $627.3 million.
As of December 31, 2021, we utilized an estimate of 2.10% for the expected cost of annual call options, which is based on estimated long-term account value growth and a historical review of our actual options costs. If the expected cost of annual call options we purchase in the future to fund index credits beyond the next policy anniversary date were to increase by 25 basis points, our reserves for fixed index annuities would increase by $537.8 million. A decrease of 25 basis points in the expected cost of annual call options would decrease our reserves for fixed index annuities by $509.6 million.
Our lapse rate assumptions are based on actual experience and our outlook as to future expectations for lapse rates. If lapse rates were to increase 10%, our reserves for fixed index annuities would decrease by $26.1 million. A decrease in lapse rates of 10% would increase our reserves for fixed index annuities by $27.2 million.
Liability for Lifetime Income Benefit Riders
The liability for lifetime income benefit riders is based on the actual and present value of expected benefit payments to be paid in excess of projected policy values recognizing the excess over the expected lives of the underlying policies based on the actual and present value of expected assessments including investment spreads, product charges and fees. The inputs used in the calculation of the liability for lifetime income benefit riders include actual policy values, actual income account values, actual payout factors, actual roll-up rates and our best estimate assumptions for future policy growth, expected utilization of lifetime income benefit riders, which includes the ages at which policyholders are expected to elect to begin to receive lifetime income benefit payments and the percentage of policyholders who elect to receive lifetime income benefit payments, the type of income benefit payments selected upon election and future assumptions for lapse, partial withdrawal and mortality rates. The assumptions are reviewed quarterly and updates to the assumptions are made based on historical results and our best estimates of future experience. The liability for lifetime income benefit riders is included in policy benefit reserves in the consolidated balance sheets and the change in the liability is included in interest sensitive and index product benefits in the consolidated statements of operations. See Results of Operations for the Three Years Ended December 31, 2021 in this Item 7 for a discussion and presentation of the effects of assumption revisions.
The most sensitive assumptions in the calculation of the liability for lifetime income benefit riders are 1) the expected cost of annual call options we will purchase in the future, 2) the percentage of policyholders who elect to receive lifetime income benefit payments, 3) our best estimate for future policy decrements specific to lapse rates and 4) the net investment earned rate.
We utilize the expected cost of annual call options we will purchase in the future to project policy values and to discount future cash flows. In addition, it is a key component in the calculation of expected assessments in the projection period. As of December 31, 2021, we utilized an estimate of 2.10% for the long-term expected cost of annual call options, which is based on estimated long-term account value growth and a historical review of the cost of our actual call options. If the expected cost of annual call options and fixed crediting rates were to increase by 25 basis points, our liability for lifetime income benefit riders would decrease by $141.1 million. A decrease of 25 basis points in the expected cost of annual call options and fixed crediting rates would decrease our liability for lifetime income benefit riders by $73.9 million.
Our assumptions related to the percentage of policyholders who elect to receive lifetime income benefit payments is based on actual experience and our outlook as to future expectations for utilization rates. If the ultimate floor assumption on the percentage of policyholders who elect to receive lifetime income benefit payments was increased by 10% at December 31, 2021, our liability for lifetime income benefit riders would increase by $152.0 million. A decrease by 10% in the ultimate floor assumption on the percentage of policyholders who elect to receive lifetime income benefit payments would decrease our liability for lifetime income benefit riders by $113.0 million.
Our lapse rate assumptions are based on actual experience and our outlook as to future expectations for lapse rates. If lapse rates were to increase 10%, our liability for lifetime income benefit riders would decrease by $24 million. A decrease in lapse rates of 10% would increase our liability for lifetime income benefit riders by $23.4 million.
The net investment earned rate is a key component in the calculation of expected assessments in the projection period. The net investment earned rate is based on current yields being earned in our invested assets portfolio, future expectations for earned yields and the expected mean reversion period. If the net investment earned rate were to increase 10 basis points, our liability for lifetime income benefit riders would decrease by $27.8 million. A decrease in the net investment earned rate of 10 basis points would increase our liability for lifetime income benefit riders by $28.6 million.
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

For annuity products, these costs are being amortized in proportion to actual and expected gross profits. Actual and expected gross profits include the the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholders, or the "investment spread"; and to a lesser extent, product charges and fees net of expected excess payments for lifetime income benefit riders and certain policy expenses. Actual and expected gross profits for fixed index annuities also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. Current period amortization is adjusted retrospectively through an unlocking process when estimates of actual and expected gross profits (including the impact of net realized gains (losses) on investments and credit losses recognized in operations) to be realized from a group of products are updated. Our estimates of future gross profits are based on actuarial assumptions related to the underlying policies terms, lives of the policies, yield on investments supporting the liabilities and level of expenses necessary to maintain the polices over their entire lives. Revisions are made based on historical results and our best estimates of future experience. See Results of Operations for the Three Years Ended December 31, 2021 in this Item 7 for a discussion and presentation of the effects of assumption revisions.
The most sensitive assumptions used to calculate amortization of deferred policy acquisition costs and deferred sales inducements are 1) the net investment earned rate, 2) our best estimate for future policy decrements specific to lapse rates and 3) the expected cost of annual call options we will purchase in the future.
The net investment earned rate is a key component in the calculation of estimated gross profits. The net investment earned rate is based on current yields being earned in our invested assets portfolio, future expectations for earned yields and the expected mean reversion period. If the net investment earned rate were to increase 10 basis points, our combined balance for deferred policy acquisition costs and deferred sales inducements at December 31, 2021 would increase by $101.5 million. A decrease in the net investment earned rate of 10 basis points would decrease our combined balance for deferred policy acquisition costs and deferred sales inducements at December 31, 2021 by $104.7 million.
Our lapse rate assumptions are based on actual experience and our outlook as to future expectations for lapse rates. If lapse rates were to increase 10%, our combined balance of deferred policy acquisition costs and deferred sales inducements would decrease by $83.9 million. A decrease in lapse rates of 10% would increase our combined balance of deferred policy acquisition costs and deferred sales inducements by $87.4 million.
We utilize the expected cost of annual call options we will purchase in the future to project policy values and to discount future cash flows. In addition, it is a key component in the calculation of expected gross profits in the projection period. As of December 31, 2021, we utilized an estimate of 2.10% for the expected long-term cost of annual call options, which is based on estimated long-term account value growth and a historical review of the cost of our actual call options. If the expected cost of annual call options and fixed crediting rates were to increase by 25 basis points, our combined balance of deferred policy acquisition costs and deferred sales inducements would decrease by $60.4 million. A decrease of 25 basis points in the expected cost of annual call options and fixed crediting rates would decrease our combined balance of deferred policy acquisition costs and deferred sales inducements by $45.1 million.
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
New Accounting Pronouncements
See Note 1 - Significant Accounting Policies to our audited consolidated financial statements in this Form 10-K beginning on page F-12, which is incorporated by reference in this Item 7, for new accounting pronouncement disclosures.

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
If interest rates were to increase 10% (19 basis points) from levels at December 31, 2021, we estimate that the fair value of our fixed maturity securities would decrease by approximately $791.4 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs, deferred sales inducements and policy benefit reserves) would be a decrease of $336.5 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of a credit loss) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition—Liquidity for Insurance Operations for a further discussion of the liquidity risk.
The amortized cost of fixed maturity securities that are callable at the option of the issuer, excluding securities with a make-whole provision, was $2.6 billion as of December 31, 2021. During the years ended December 31, 2021 and 2020, we received $2.3 billion and $1.6 billion, respectively, in net redemption proceeds related to the exercise of such call options. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. In addition, we have $3.8 billion of floating rate fixed maturity securities as of December 31, 2021. Generally, interest rates on these floating rate fixed maturity securities are based on the 3 month LIBOR rate and are reset quarterly. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At December 31, 2021, approximately 92% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies. At December 31, 2021, approximately 18% of our annuity liabilities were at minimum guaranteed crediting rates.
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

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Proceeds received at expiration of options related to such credits	$2,019,477	$758,604	$605,005
Annual index credits to policyholders on their anniversaries	1,977,888	747,489	587,818
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
Item 8.    Consolidated Financial Statements and Supplementary Data
The audited consolidated financial statements are included as a part of this report on Form 10-K on pages F-1 through F-58.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2021 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021 based upon criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has determined that we maintained effective internal control over financial reporting as of December 31, 2021.
The Company's independent registered public accounting firm, Ernst & Young LLP, who audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of management's internal control over financial reporting as of December 31, 2021. This report appears on page F-2 of this annual report on Form 10-K.
(c)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Michelle M. Keeley resigned from the American Equity Investment Life Holding Company Board of Directors on February 23, 2020.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 10, 2022 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2021.

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
Exhibit Index
Note Regarding Reliance on Statements in Our Contracts and Other Exhibits: We include agreements and other exhibits to this Annual Report on Form 10-K, to provide information regarding their terms and not to provide any other factual or disclosure information about us, our subsidiaries or affiliates, or the other parties to the agreements, or for any other purpose. The agreements and other exhibits contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement or other arrangement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have in many cases been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or other exhibit, or such other date or dates as may be specified in the document and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

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

4.10	Form of Depository Receipt (included in Exhibit 4.9)
4.11	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1 *	American Equity Investment Life Holding Company 2011 Director Stock Option Plan (Incorporated by reference to the Appendix A to the Company's proxy statement on Form DEF 14A filed on April 25, 2011)

Exhibit No.	Description
10.2 *
Form of Change in Control Agreement between American Equity Investment Life Holding Company and each of Anant Bhalla, Ronald J. Grensteiner, and Jeffrey D. Lorenzen (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 14, 2012)

10.3 *
Form of Change in Control Agreement between American Equity Investment Life Holding Company and Scott A. Samuelson (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended June 30, 2013 filed on August 8, 2013)

10.4 *	American Equity Investment Life Holding Company 2016 Employee Incentive Plan (Incorporated by reference to the Appendix A to the Company's proxy statement on Form DEF 14A filed on April 18, 2016)
10.5 *	First Amendment to American Equity Investment Life Holding Company 2016 Employee Incentive Plan (Incorporated by reference to Exhibit 99.2 to Form S-8 filed on September 8, 2016)
10.6 *
American Equity Marketing Officers Deferred Compensation Agreement, dated as of January 1, 1998, between American Equity Investment Life Insurance Company and Ronald J. Grensteiner (Incorporated by reference to Exhibit 10.27 to Form 10-K for the year ended December 31, 2017 filed on February 23, 2018)

10.7 *
Second Amendment to American Equity Investment Life Holding Company 2016 Employee Incentive Plan (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the period ended March 31, 2019 filed on May 8, 2019)

10.8 *	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.33 to Form 10-K for the year ended December 31, 2019 filed on February 25, 2020)
10.9 *	Offer Letter dated January 2, 2020 by and between American Equity Investment Life Holding Company and Anant Bhalla (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 9, 2020)
10.10 *
Retirement and Transition Agreement dated February 28, 2020 by and between American Equity Investment Life Holding Company and John M. Matovina (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 2, 2020)

10.11 *
American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan (Incorporated by reference to the Appendix A to the Company's proxy statement on Form DEF 14A filed on April 24, 2020)

10.12 *
Form of Director Restricted Stock Award Agreement with Respect to Common Stock of American Equity Investment Life Holding Company (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 4, 2020)

10.13 *	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended June 30, 2020 filed on August 10, 2020)
10.14 *	Form of Performance Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended June 30, 2020 filed on August 10, 2020)
10.15 *	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended June 30, 2020 filed on August 10, 2020)
10.16
Investment Agreement, dated as of October 17, 2020, by and among American Equity Investment Life Holding Company, Brookfield Asset Management Inc. and Burgundy Acquisitions I Ltd. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 19, 2020)

10.17 *
Form of Employee Stock Option Agreement with Respect to Common Stock of American Equity Investment Life Holding Company (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 25, 2020)

10.18 *
American Equity Investment Life Holding Company Amended and Restated Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)

10.19 *
First Amendment to American Equity Investment Life Holding Company Amended and Restated Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.33 to Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)

10.20 *
First Amendment to American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan (Incorporated by reference to Exhibit 10.34 to Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)

10.21 *
Form of Change in Control Agreement between American Equity Investment Life Holding Company and James L. Hamalainen, Phyllis Zanghi and Axel Andre (Incorporated by reference to Exhibit 10.35 to Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)

10.22 *	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)
10.23
Assignment Agreement, Consent and Waiver in Anticipation of Regulatory Form A Filing dated February 28, 2021 by and among Brookfield Asset Management, Inc., Burgundy Acquisitions I Ltd., Brookfield Asset Management Reinsurance Partners Ltd., North End Re (Cayman) SPC and American Equity Investment Life Holding Company (Incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)

10.24 *
Separation Agreement dated April 1, 2021 between American Equity Investment Life Insurance Company and Renee D. Montz (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended March 31, 2021 filed on May 10, 2021)

10.25 *
Form of Employee Restricted Stock Unit Award Agreement - Performance Based Award, effective April 2021 (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended March 31, 2021 filed on May 10, 2021)

10.26
Amendment to Investment Agreement, dated June 10, 2021, by and among American Equity Investment Life Holding Company, Brookfield Asset Management, Inc., Brookfield Asset Management Reinsurance Partners Ltd. and North End Re (Cayman) SPC (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 10, 2021)

10.27 *
Separation Agreement dated May 26, 2021 between American Equity Investment Life Insurance Company and Ted M. Johnson, effective June 20, 2021 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended June 30, 2021 filed on August 9, 2021)

10.28 *
Offer Letter Agreement dated August 25, 2021 between American Equity Investment Life Insurance Company and Axel Andre (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended September 30, 2021 filed on November 9, 2021)

10.29 *
Retention Agreement between American Equity Investment Life Insurance Company and Scott Samuelson dated as of September 30, 2021 (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended September 30, 2021 filed on November 9, 2021)

10.30 *	American Equity Transition Benefit Plan, dated as of August 6, 2021 (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended September 30, 2021 filed on November 9, 2021)
10.31 *
Form of Separation Agreement under American Equity Transition Benefit Plan, effective August 6, 2021 (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the period ended September 30, 2021 filed on November 9, 2021)

Exhibit No.	Description
10.32 *
Excerpts From American Equity Investment Life Holding Company Board of Directors Action by Written Consent Regarding John Matovina Restricted Stock, dated October 25, 2021 (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the period ended September 30, 2021 filed on November 9, 2021)

10.33 *	Offer Letter Agreement dated November 3, 2021 between American Equity Investment Life Insurance Company and Dewayne Lummus
21.2	Subsidiaries of American Equity Investment Life Holding Company
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from American Equity Investment Life Holding Company's Annual Report on Form 10-K for the year ended December 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Schedule I - Summary of Investments - Other Than Investments in Related Parties, (viii) Schedule II — Condensed Financial Information of Registrant, (ix) Schedule III - Supplementary Insurance Information and (x) Schedule IV — Reinsurance.

104	The cover page from American Equity Investment Life Holding Company's Annual Report on Form 10-K for the year ended December 31, 2021 formatted in iXBRL and contained in Exhibit 101.

*Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of March 2022.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
By:	/s/ ANANT BHALLA
Anant Bhalla, Chief Executive Officer & President
Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date

/s/ ANANT BHALLA	Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2022
Anant Bhalla

/s/ AXEL ANDRE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2022
Axel Andre

/s/ DEWAYNE LUMMUS	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2022
Dewayne Lummus

/s/ DAVID S. MULCAHY	Non-Executive Chairman and Director	March 1, 2022
David S. Mulcahy

/s/ JOYCE A. CHAPMAN	Director	March 1, 2022
Joyce A. Chapman

/s/ BRENDA J. CUSHING	Director	March 1, 2022
Brenda J. Cushing

/s/ JAMES M. GERLACH	Director	March 1, 2022
James M. Gerlach

/s/ DOUGLAS T. HEALY	Director	March 1, 2022
Douglas T. Healy

/s/ ROBERT L. HOWE	Director	March 1, 2022
Robert L. Howe

/s/ WILLIAM R. KUNKEL	Director	March 1, 2022
William R. Kunkel

/s/ ALAN D. MATULA	Director	March 1, 2022
Alan D. Matula

/s/ GERARD D. NEUGENT	Director	March 1, 2022
Gerard D. Neugent

/s/ SACHIN SHAH	Director	March 1, 2022
Sachin Shah

/s/ A.J. STRICKLAND, III	Director	March 1, 2022
A.J. Strickland, III

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-2
Reports of Independent Registered Public Accounting Firm (Ernst & Young LLP, Des Moines, Iowa, Auditor Firm ID: 42; KPMG LLP, Des Moines, Iowa, Auditor Firm ID: 185)	F-3
Consolidated Financial Statements:
Consolidated Balance Sheets	F-6
Consolidated Statements of Operations	F-7
Consolidated Statements of Comprehensive Income	F-8
Consolidated Statements of Changes in Stockholders' Equity	F-9
Consolidated Statements of Cash Flows	F-10
Notes to Consolidated Financial Statements
Note 1. Significant Accounting Policies	F-12
Note 2. Revision of Immaterial Misstatement in Prior Year Financial Statements	F-16
Note 3. Fair Value of Financial Instruments	F-18
Note 4. Investments	F-24
Note 5. Mortgage Loans on Real Estate	F-30
Note 6. Variable Interest Entities	F-35
Note 7. Derivative Instruments	F-36
Note 8. Deferred Policy Acquisition Costs, Deferred Sales Inducements and Liability for Lifetime Income Benefit Riders	F-39
Note 9. Reinsurance and Policy Provisions	F-41
Note 10. Income Taxes	F-43
Note 11. Notes Payable and Amounts Due Under Repurchase Agreements	F-45
Note 12. Subordinated Debentures	F-45
Note 13. Retirement and Share-based Compensation Plans	F-46
Note 14. Statutory Financial Information and Dividend Restrictions	F-49
Note 15. Commitments and Contingencies	F-50
Note 16. Earnings Per Common Share and Stockholders' Equity	F-50
Schedules:
Schedule I—Summary of Investments—Other Than Investments in Related Parties	F-52
Schedule II—Condensed Financial Information of Registrant	F-53
Schedule III—Supplementary Insurance Information	F-57
Schedule IV—Reinsurance	F-58

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
American Equity Investment Life Holding Company
Opinion on Internal Control over Financial Reporting
We have audited American Equity Investment Life Holding Company and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Equity Investment Life Holding Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company, as of December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for the year ended December 31, 2021, and the related notes and financial statement schedules I to IV, and our report dated March 1, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ Ernst & Young LLP
Des Moines, Iowa
March 1, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
American Equity Investment Life Holding Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of American Equity Investment Life Holding Company and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for the year ended December 31, 2021, and the related notes and financial statement schedules I to IV (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Deferred Policy Acquisition Costs (DAC), Deferred Sales Inducements (DSI) and liability for Lifetime Income Benefit Rider (LIBR)

Description of the Matter
At December 31, 2021 DAC, DSI, and LIBR balances were $2.2 billion, $1.5 billion, and $2.9 billion, respectively. As discussed in Note 1 to the consolidated financial statements, DAC and DSI are amortized over the lives of the policies in relation to the emergence of actual gross profits (AGPs) and estimated gross profits (EGPs). The LIBR is based on the actual and present value of expected benefit payments to be paid in excess of projected policy values, and the excess is recognized over the expected lives of the underlying policies based on the actual and present value of expected assessments. The expected assessments are calculated using the same assumptions used to determine DAC and DSI EGPs, including investment spreads, product charges, and fees. There is significant uncertainty inherent in calculating EGPs and expected assessments, as the calculation is sensitive to management’s best estimate of assumptions such as investment earned rate, the expected cost of annual call options, lapse, mortality, LIBR reset and LIBR utilization. Management’s assumptions are adjusted, also known as unlocking, based on actual policyholder behavior and market experience and projecting for expected trends. The unlocking results in amortization being recalculated using the new assumptions for estimated gross profits, resulting either in additional or less cumulative amortization expense. Additionally, the LIBR is adjusted in a similar manner to unlocking of DAC and DSI to reflect the changes in management’s assumptions.
Auditing the valuation of the Company’s DAC, DSI and LIBR was complex because of the highly judgmental nature of the methods and determination of the assumptions applied to determine the EGPs and expected assessments. The high degree of judgment was primarily due to the sensitivity of the EGPs and expected assessments to the methods and assumptions applied which have a significant effect on the valuation of DAC, DSI, and LIBR.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over management’s process for the development of the significant assumptions used in calculating the DAC and DSI EGPs, and assessments used in the valuation of LIBR. These controls included, among others, the review and approval process management has in place for the development of the significant assumptions described above.
To evaluate the judgment used by management in determining the EGPs and expected assessments, among other procedures, we involved actuarial specialists and evaluated the methodology applied by management in determining the EGPs and expected assessments with those used in prior periods and the industry. To evaluate the significant assumptions used by management, we compared policyholder behavior assumptions that we identified as being higher risk to prior actual experience, observable market data or management’s estimates of prospective changes in these assumptions. We tested management’s recalculation of EGPs and performed independent recalculations of LIBR for a sample of policies, which we compared to the actuarial model used by management.

Fixed Index Annuity Embedded Derivative Liability

Description of the Matter
As of December 31, 2021, the fair value of the Company’s fixed index annuity embedded derivative liability totaled $40.8 billion, net of coinsurance ceded. The Company’s fixed index annuity contracts contain crediting features, where amounts credited to the contract’s account value are linked to the performance of certain market indices. The index crediting feature is accounted for as an embedded derivative liability and reported at fair value as discussed in Notes 1 and 2 to the consolidated financial statements. Management reviews the assumptions used to determine the fair value of the embedded derivative on a quarterly basis.
Auditing the valuation of the Company’s fixed index annuity embedded derivative was complex because of the highly judgmental nature of the determination of the assumptions required to determine the fair value of the embedded derivative. In particular, the fair value was sensitive to the significant assumptions used to determine future policy growth including lapse, mortality, LIBR reset, LIBR utilization, and the expected cost of annual call options.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over management’s process for the development of the significant assumptions used in measuring the fair value of the embedded derivative for fixed index annuities. These controls included, among others, the review and approval process management has in place for the development of the significant assumptions.
To evaluate the judgment used by management in determining the assumptions used in measuring the fair value of the fixed index annuity embedded derivative, among other procedures, we involved actuarial specialists and evaluated the methodology applied by management in determining the fair value with those used in the prior period and in the industry. To evaluate the significant assumptions used by management in the methodology applied, we compared policyholder behavior assumptions to prior actual experience and management’s estimate of prospective changes in the assumptions. In addition, we compared the expected cost of annual call options to actual and historical cost of annual call options. We performed an independent recalculation of the embedded derivative for a sample of policies for comparison with the actuarial model used by management.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
Des Moines, Iowa
March 1, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
American Equity Investment Life Holding Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of American Equity Investment Life Holding Company and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2020, and the related notes (and financial statement schedules I to IV) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
/s/ KPMG LLP
We served as the Company’s auditor from 2005 to 2020.
Des Moines, Iowa
March 1, 2021

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Investments:
Fixed maturity securities, available for sale, at fair value (amortized cost of $46,999,183 as of 2021 and $42,304,736 as of 2020; allowance for credit losses of $2,846 as of 2021 and $64,771 as of 2020)	$51,305,943	$47,538,893
Mortgage loans on real estate (net of allowance for credit losses of $24,024 as of 2021 and $31,029 as of 2020)	5,687,998	4,165,489
Real estate investments related to consolidated variable interest entities	337,939	—
Derivative instruments	1,277,480	1,310,954
Other investments (2021 includes $168,711 related to consolidated variable interest entities)	1,767,144	590,078
Total investments	60,376,504	53,605,414

Cash and cash equivalents (2021 includes $23,763 related to consolidated variable interest entities)	4,508,982	9,095,522
Coinsurance deposits (net of allowance for credit losses of $2,264 as of 2021 and $1,888 as of 2020)	8,850,608	4,844,927
Accrued investment income (2021 includes $3 related to consolidated variable interest entities)	445,097	398,082
Deferred policy acquisition costs	2,222,769	2,225,199
Deferred sales inducements	1,546,073	1,448,375
Income taxes recoverable	166,586	862
Other assets (2021 includes $1,524 related to consolidated variable interest entities)	232,490	70,198
Total assets	$78,349,109	$71,688,579

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$65,477,778	$62,352,882
Other policy funds and contract claims	226,844	240,904
Notes payable	496,250	495,668
Subordinated debentures	78,421	78,112
Deferred income taxes	541,972	504,000
Funds withheld for reinsurance liabilities	3,124,740	—
Other liabilities (2021 includes $20,168 related to consolidated variable interest entities)	2,079,977	1,668,025
Total liabilities	72,025,982	65,339,591

Stockholders' equity:
Preferred stock, Series A; par value $1 per share; $400,000 aggregate liquidation preference; 20,000 shares authorized; issued and outstanding: 2021 - 16,000 shares; 2020 - 16,000 shares	16	16
Preferred stock, Series B; par value $1 per share; $300,000 aggregate liquidation preference; 12,000 shares authorized; issued and outstanding: 2021 - 12,000 shares; 2020 - 12,000 shares	12	12
Common stock; par value $1 per share; 200,000,000 shares authorized; issued and outstanding: 2021 - 92,513,517 shares (excluding 9,936,715 treasury shares); 2020 - 95,720,622 shares (excluding 6,516,525 treasury shares)	92,514	95,721
Additional paid-in capital	1,614,374	1,681,127
Accumulated other comprehensive income	1,848,789	2,203,557
Retained earnings	2,767,422	2,368,555
Total stockholders' equity	6,323,127	6,348,988
Total liabilities and stockholders' equity	$78,349,109	$71,688,579
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Premiums and other considerations	$58,202	$39,382	$23,534
Annuity product charges	242,631	251,227	240,035
Net investment income	2,037,475	2,182,078	2,307,635
Change in fair value of derivatives	1,348,735	34,666	906,906
Net realized gains (losses) on investments	(13,242)	(80,680)	6,962
Other than temporary impairment (OTTI) losses on investments:
Total OTTI losses	—	—	(18,511)
Portion of OTTI losses recognized from other comprehensive income	—	—	(215)
Net OTTI losses recognized in operations	—	—	(18,726)
Other revenue	15,670	—	—
Loss on extinguishment of debt	—	(2,024)	(2,001)
Total revenues	3,689,471	2,424,649	3,464,345

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	67,983	49,742	35,418
Interest sensitive and index product benefits	2,681,406	1,543,270	1,287,576
Amortization of deferred sales inducements	152,692	438,164	88,585
Change in fair value of embedded derivatives	(358,302)	(1,286,787)	1,454,042
Interest expense on notes payable	25,581	25,552	25,525
Interest expense on subordinated debentures	5,324	5,557	15,764
Amortization of deferred policy acquisition costs	268,328	649,554	87,717
Other operating costs and expenses	243,712	183,636	154,153
Total benefits and expenses	3,086,724	1,608,688	3,148,780
Income before income taxes	602,747	815,961	315,565
Income tax expense	128,755	144,501	69,475
Net income	473,992	671,460	246,090
Less: Preferred stock dividends	43,675	33,515	—
Net income available to common stockholders	$430,317	$637,945	$246,090

Earnings per common share	$4.58	$6.93	$2.70
Earnings per common share - assuming dilution	$4.55	$6.90	$2.68

Weighted average common shares outstanding (in thousands):
Earnings per common share	93,860	92,055	91,139
Earnings per common share - assuming dilution	94,491	92,392	91,782
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$473,992	$671,460	$246,090
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	(441,008)	1,058,289	1,765,107
Noncredit component of OTTI losses (1)	—	—	103
Reclassification of unrealized investment gains/losses to net income (1)	(4,044)	16,690	8,323
Other comprehensive income (loss) before income tax	(445,052)	1,074,979	1,773,533
Income tax effect related to other comprehensive income (loss)	90,284	(225,746)	(372,472)
Other comprehensive income (loss)	(354,768)	849,233	1,401,061
Comprehensive income	$119,224	$1,520,693	$1,647,151
(1)Net of related adjustments to amortization of deferred sales inducements, deferred policy acquisition costs and policy benefit reserves.
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2018	$—	$90,369	$811,186	$(46,737)	$1,549,978	$2,404,796
Net income for the year	—	—	—	—	246,090	246,090
Other comprehensive income	—	—	—	1,401,061	—	1,401,061
Issuance of preferred stock	16	—	388,877	—	—	388,893
Share-based compensation	—	—	11,295	—	—	11,295
Issuance of common stock	—	738	953	—	—	1,691
Dividends on common stock ($0.30 per share)	—	—	—	—	(27,304)	(27,304)
Balance at December 31, 2019	16	91,107	1,212,311	1,354,324	1,768,764	4,426,522
Net income for the year	—	—	—	—	671,460	671,460
Other comprehensive income	—	—	—	849,233	—	849,233
Issuance of preferred stock	12	—	290,248	—	—	290,260
Share-based compensation	—	—	10,215	—	—	10,215
Issuance of common stock	—	10,053	328,008	—	—	338,061
Treasury stock acquired, common	—	(5,439)	(159,655)	—	—	(165,094)
Cumulative effect of change in accounting principle	—	—	—	—	(9,295)	(9,295)
Dividends on preferred stock	—	—	—	—	(33,515)	(33,515)
Dividends on common stock ($0.32 per share)	—	—	—	—	(28,859)	(28,859)
Balance at December 31, 2020	28	95,721	1,681,127	2,203,557	2,368,555	6,348,988
Net income for the year	—	—	—	—	473,992	473,992
Other comprehensive loss	—	—	—	(354,768)	—	(354,768)
Share-based compensation	—	—	24,601	—	—	24,601
Issuance of common stock	—	460	4,394	—	—	4,854
Treasury stock acquired, common	—	(3,667)	(95,748)	—	—	(99,415)
Dividends on preferred stock	—	—	—	—	(43,675)	(43,675)
Dividends on common stock ($0.34 per share)	—	—	—	—	(31,450)	(31,450)
Balance at December 31, 2021	$28	$92,514	$1,614,374	$1,848,789	$2,767,422	$6,323,127
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income	$473,992	$671,460	$246,090
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	2,681,406	1,543,270	1,287,576
Amortization of deferred sales inducements	152,692	438,164	88,585
Annuity product charges	(242,631)	(251,227)	(240,035)
Change in fair value of embedded derivatives	(358,302)	(1,286,787)	1,454,042
Change in traditional life and accident and health insurance reserves	40,090	8,694	(3,546)
Policy acquisition costs deferred	(307,857)	(255,154)	(422,516)
Amortization of deferred policy acquisition costs	268,328	649,554	87,717
Provision for depreciation and other amortization	5,527	5,199	4,068
Amortization of discounts and premiums on investments	19,861	57,437	25,846
Loss on extinguishment of debt	—	2,024	2,001
Realized gains/losses on investments	13,242	80,680	11,764
Change in fair value of derivatives	(1,348,704)	(34,668)	(906,201)
Distributions from equity method investments	12,409	1,968	2,753
Deferred income taxes	128,423	141,071	56,947
Share-based compensation	24,601	10,215	11,295
Change in accrued investment income	(47,015)	74,744	(4,097)
Change in income taxes recoverable/payable	(165,724)	(1,291)	26,966
Change in other assets	(4,464)	(849)	(5,607)
Change in other policy funds and contract claims	(19,809)	(21,865)	(21,971)
Change in collateral held for derivatives	17,423	(72,413)	1,190,656
Change in collateral held for securities lending	—	(495,039)	495,101
Change in funds withheld from reinsurers	3,124,740	—	—
Change in other liabilities	(221,726)	38,995	(28,607)
Other	(13,338)	804	(7,425)
Net cash provided by operating activities	4,233,164	1,304,986	3,351,402

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities - available for sale	4,490,736	8,291,316	3,266,821
Mortgage loans on real estate	862,666	378,812	294,356
Derivative instruments	2,260,959	860,520	657,885
Other investments	368,837	4,324	472,549
Acquisitions of investments:
Fixed maturity securities - available for sale	(9,206,733)	(2,429,114)	(5,509,314)
Mortgage loans on real estate	(2,386,712)	(1,121,756)	(799,037)
Real estate investments acquired	(335,767)	—	—
Derivative instruments	(748,061)	(730,333)	(823,077)
Other investments	(1,512,123)	(105,925)	(611,047)
Purchases of property, furniture and equipment	(18,109)	(13,240)	(4,022)
Net cash provided by (used in) investing activities	(6,224,307)	5,134,604	(3,054,886)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Financing activities
Receipts credited to annuity policyholder account balances	$5,910,024	$3,648,936	$4,951,211
Coinsurance deposits	(3,187,332)	430,644	91,238
Return of annuity policyholder account balances	(5,145,193)	(4,040,054)	(3,584,960)
Repayment of subordinated debentures	—	(81,450)	(88,160)
Net proceeds from (repayments of) amounts due under repurchase agreements	—	—	(109,298)
Proceeds from issuance of common stock, net	4,854	338,061	1,691
Acquisition of treasury stock	(99,415)	(165,094)	—
Proceeds from issuance of preferred stock, net	—	290,260	388,893
Change in checks in excess of cash balance	(3,210)	3,611	29,169
Dividends paid on common stock	(31,450)	(28,859)	(27,304)
Dividends paid on preferred stock	(43,675)	(33,515)	—
Net cash provided by (used in) financing activities	(2,595,397)	362,540	1,652,480
Increase (decrease) in cash and cash equivalents	(4,586,540)	6,802,130	1,948,996
Cash and cash equivalents at beginning of year	9,095,522	2,293,392	344,396
Cash and cash equivalents at end of year	$4,508,982	$9,095,522	$2,293,392

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$30,000	$31,427	$42,879
Income taxes	165,537	4,842	28,413
Non-cash operating activity:
Deferral of sales inducements	95,160	93,610	177,941
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Significant Accounting Policies
Nature of Operations
American Equity Investment Life Holding Company ("we", "us", "our" or "parent company"), through its wholly-owned subsidiaries, American Equity Investment Life Insurance Company ("American Equity Life"), American Equity Investment Life Insurance Company of New York ("American Equity Life of New York") and Eagle Life Insurance Company ("Eagle Life"), is licensed to sell insurance products in 50 states and the District of Columbia at December 31, 2021. We operate solely in the insurance business.
We market fixed index and fixed rate annuities. Annuity deposits (net of coinsurance) collected in 2021, 2020 and 2019, by product type were as follows:

	Year Ended December 31,
Product Type	2021	2020	2019
	(Dollars in thousands)
Fixed index annuities	$3,026,211	$2,309,580	$4,603,490
Annual reset fixed rate annuities	6,000	7,846	10,665
Multi-year fixed rate annuities	2,452,994	1,295,843	47,016
Single premium immediate annuities (SPIA)	59,816	33,461	12,002
	$5,545,021	$3,646,730	$4,673,173
Agents contracted with us through two national marketing organizations accounted for more than 10% of annuity deposits we collected during 2021 representing 14% and 11%, individually, of the annuity deposits collected. Agents contracted with us through two national marketing organization accounted for more than 10% of annuity deposits we collected during 2020 representing 17% and 10%, individually, of the annuity deposits collected. Agents contracted with us through two national marketing organization accounted for more than 10% of annuity deposits we collected during 2019 representing 24% and 14%, individually, of the annuity deposits collected.
Consolidation and Basis of Presentation
The consolidated financial statements include our accounts and our wholly-owned subsidiaries: American Equity Life, American Equity Life of New York, Eagle Life, AERL, L.C., AE Capital, LLC., American Equity Investment Properties, L.C., High Trestle Investment Management, LLC., AEL RE Vermont, Inc., AEL Re Bermuda, Ltd, and NC Securities Holdco, LLC. All significant intercompany accounts and transactions have been eliminated.
In addition, our consolidated financial statements include variable interest entities (VIEs) in which we are the primary beneficiary. We have relationships with various special purpose entities and other legal entities that must be evaluated to determine if the entities meet the criteria of a VIE. This assessment is performed by reviewing contractual, ownership and other rights and requires use of judgment. First, we determine if we hold a variable interest in an entity by assessing if we have the right to receive expected losses and expected residual returns of the entity. If we hold a variable interest, then the entity is assessed to determine if it is a VIE. An entity is a VIE if the equity at risk is not sufficient to support its activities, if the equity holders lack a controlling financial interest or if the entity is structured with non-substantive voting rights. In addition to the previous criteria, if the entity is a limited partnership or similar entity, it is a VIE if the limited partners do not have the power to direct the entity’s most significant activities through substantive kick-out rights or participating rights. A VIE is evaluated to determine the primary beneficiary. The primary beneficiary of a VIE is the enterprise with (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. When we are the primary beneficiary, we are required to consolidate the entity in our financial statements. We reassess our involvement with VIEs on a quarterly basis. For further information about VIEs, refer to Note 6 – Variable Interest Entities.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimate is incorporated within the discussion of the related accounting policies which follow. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized.
Investments
Fixed maturity securities (bonds maturing more than one year after issuance) that may be sold prior to maturity are classified as available for sale. Available for sale securities are reported at fair value and unrealized gains and losses, if any, on these securities are included directly in a separate component of stockholders' equity, net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs, deferred sales inducements and policy benefit reserves. Fair values, as reported herein, of fixed maturity securities are based on quoted market prices in active markets when available, or for those fixed maturity securities not actively traded, yield data and other factors relating to instruments or securities with similar characteristics are used. See Note 3 - Fair Value of Financial Instruments for more information on the determination of fair value. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on residential and commercial mortgage backed securities incorporate prepayment assumptions to estimate the securities' expected lives. Interest income is recognized as earned.
Beginning in 2020, available-for-sale fixed maturity securities are subject to an allowance for credit loss and changes in the allowance are reported in net income as a component of net realized losses on investments. Prior to 2020, the amortized cost of available-for-sale fixed maturity securities was adjusted for declines in value that were other than temporary and impairments in value deemed to be other than temporary were reported as other than temporary impairment losses on investments. See Note 4 - Investments for further discussion of the allowance for credit losses on available-for-sale fixed maturity securities and other than temporary impairment losses.
Mortgage loans on real estate are reported at cost adjusted for amortization of premiums and accrual of discounts and net of valuation allowances. Interest income is recorded when earned; however, interest ceases to accrue for loans on which interest is more than 90 days past due based upon contractual terms and/or when the collection of interest is not considered probable. Interest income on impaired loans is recorded on a cash basis. Any changes in the loan valuation allowances are reported in net realized losses on investments. See Note 5 - Mortgage Loans on Real Estate for further discussion of the valuation allowance on the mortgage loan portfolios.
Beginning in 2021, we held residential real estate investments through consolidation of an investment company VIE. As this is an investment company VIE, the residential real estate investments are reported at fair value and the change in fair value on these investments is reported in net income as a component of net investment income. Fair values of residential real estate investments are initially based on the cost to purchase the properties and subsequently based on a discounted cash flow methodology. See Note 3 – Fair Values of Financial Instruments for more information on the determination of fair value. The residential real estate investments are leased to renters through operating lease arrangements. Rental income is recognized on a straight-line basis over the term of the respective leases.
Other invested assets include company owned life insurance, equity securities, limited partnerships accounted for using the equity method, short-term debt securities with maturities of greater than three months but less than twelve months when purchased, and short-term loans with maturities less than one year. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the end of the reporting period, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Dividends are recognized when declared.
Realized gains and losses on sales of investments are determined on the basis of specific identification based on the trade date.
Derivative Instruments
Our derivative instruments include call options used to fund fixed index annuity credits. Prior to the redemption of our floating rate subordinated debentures in 2019 and 2020, our derivative instruments also included an interest rate swap and interest rate caps which were used to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures. All of our derivative instruments are recognized in the balance sheet at fair value and changes in fair value are recognized immediately in operations. See Note 7 - Derivative Instruments for more information on derivative instruments.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Policy Acquisition Costs and Deferred Sales Inducements
For annuity products, these costs are being amortized in proportion to actual and expected gross profits. Actual and expected gross profits include the the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholders, or the "investment spread"; and to a lesser extent, product charges and fees net of expected excess payments for lifetime income benefit riders and certain policy expenses. Actual and expected gross profits for fixed index annuities also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. Current period amortization is adjusted retrospectively through an unlocking process when estimates of actual and expected gross profits (including the impact of net realized gains (losses) on investments) to be realized from a group of products are revised. Deferred policy acquisition costs and deferred sales inducements are also adjusted for the change in amortization that would have occurred if available for sale fixed maturity securities had been sold at their aggregate fair value at the end of the reporting period and the proceeds reinvested at current yields. The impact of this adjustment is included in accumulated other comprehensive income (loss) within consolidated stockholders' equity, net of applicable taxes. See Note 8 - Deferred Policy Acquisition Costs, Deferred Sales Inducements and Liability for Lifetime Income Benefit Riders for more information on deferred policy acquisition costs and deferred sales inducements.
Policy Benefit Reserves
Policy benefit reserves for fixed index annuities with returns linked to the performance of a specified market index are equal to the sum of the fair value of the embedded derivatives and the host (or guaranteed) component of the contracts. The host value is established at inception of the contract and accreted over the policy's life at a constant rate of interest. Future policy benefit reserves for fixed index annuities earning a fixed rate of interest and other deferred annuity products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. For the years ended December 31, 2021, 2020 and 2019, interest crediting rates for these products ranged from 1.45% to 2.65%.
The liability for lifetime income benefit riders is based on the actual and present value of expected benefit payments to be paid in excess of projected policy values recognizing the excess over the expected lives of the underlying policies based on the actual and present value of expected assessments including investment spreads, product charges and fees. The inputs used in the calculation of the liability for lifetime income benefit riders include actual policy values, actual income account values, actual payout factors, actual roll-up rates and our best estimate assumptions for future policy growth, expected utilization of lifetime income benefit riders, which includes the ages at which policyholders are expected to elect to begin to receive lifetime income benefit payments and the percentage of policyholders who elect to receive lifetime income benefit payments, the type of income benefit payments selected upon election and future assumptions for lapse, partial withdrawal and mortality rates. See Note 8 - Deferred Policy Acquisition Costs, Deferred Sales Inducements and Liability for Lifetime Income Benefit Riders for more information on lifetime income benefit rider reserves.
Policy benefit reserves are not reduced for amounts ceded under coinsurance agreements which are reported as coinsurance deposits on our consolidated balance sheets. See Note 9 - Reinsurance and Policy Provisions for more information on reinsurance.
Deferred Income Taxes
Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The effect on deferred income tax assets and liabilities resulting from a change in the enacted marginal tax rate is recognized in income in the period that includes the enactment date. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. Deferred income tax assets are subject to ongoing evaluation of whether such assets will more likely than not be realized. The realization of deferred income tax assets primarily depends on generating future taxable income during the periods in which temporary differences become deductible. Deferred income tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In making such a determination, all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations, is considered. The realization of deferred income tax assets related to unrealized losses on available-for-sale fixed maturity securities is also based upon our intent and ability to hold those securities for a period of time sufficient to allow for a recovery in fair value and not realize the unrealized loss. See Note 10 - Income Taxes for more information on deferred income taxes.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All insurance-related revenues, including the change in the fair value of derivatives for call options related to the business ceded under coinsurance agreements (see Note 9 - Reinsurance and Policy Provisions), benefits, losses and expenses are reported net of reinsurance ceded.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. Other comprehensive income (loss) excludes net realized investment gains (losses) included in net income which merely represents transfers from unrealized to realized gains and losses.
Reclassifications
Certain amounts in the prior years' consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year presentation.
Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") that significantly changed the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model that requires these assets be presented at the net amount expected to be collected. In addition, credit losses on available-for-sale debt securities are recorded through an allowance account subsequent to the adoption of this ASU.  We adopted this ASU on January 1, 2020. The adoption of this ASU resulted in an increase in our mortgage loan allowance for credit losses of $8.6 million and the recognition of an allowance for credit losses on our reinsurance recoverable/coinsurance deposits balances of $3.2 million on the date of adoption. Retained earnings was decreased by $9.3 million, which reflects the net of tax impact of the increase in the mortgage loan allowance for credit losses and the recognition of an allowance for credit losses on our reinsurance recoverable/coinsurance deposits balances on the date of adoption.
New Accounting Pronouncements
In August 2018, the FASB issued an ASU that revises certain aspects of the measurement models and disclosure requirements for long duration insurance and investment contracts. The FASB’s objective in issuing this ASU is to improve, simplify, and enhance the accounting for long-duration contracts. The revisions include updating cash flow assumptions in the calculation of the liability for traditional life products, introducing the term ‘market risk benefit’ ("MRB") and requiring all contract features meeting the definition of an MRB to be measured at fair value and simplifying the method used to amortize deferred policy acquisition costs and deferred sales inducements to a constant basis over the expected term of the related contracts rather than based on actual and estimated gross profits and enhancing disclosure requirements. While this ASU is effective for us on January 1, 2023, the transition date (the remeasurement date) is January 1, 2021. Early adoption of this ASU is permitted. We are in the process of evaluating the impact this guidance will have on our consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Revision of Immaterial Misstatement in Prior Year Financial Statements
Management identified an error in the Company's historical financial statements as further described below. In accordance with the guidance set forth in SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management concluded that the error was not material to the consolidated financial statements as presented in the Company's quarterly and annual financial statements that had been previously filed in the Company's Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. As a result, amendment of such reports is not required. The Company revised the previously issued annual consolidated financial statements in this Form 10-K to correct this error.
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
The effect of the revisions on the Company's previously issued financial statements are provided in the tables below. Amounts throughout the consolidated financial statements and notes thereto have been adjusted to incorporate the revised amounts, where applicable. The following tables reconcile selected lines from the Company's year-end December 31, 2020 consolidated balance sheet and the years ended December 31, 2020 and 2019 consolidated statement of comprehensive income from the previously reported amounts to the revised amounts.

Revised Consolidated Balance Sheet	Year Ended December 31, 2020
	As Reported	Adjustment	As Revised
	(Dollars in thousands)
Assets
Deferred policy acquisition costs	$2,045,812	$179,387	$2,225,199
Deferred sales inducements	1,328,857	119,518	1,448,375
Total assets	71,389,674	298,905	71,688,579

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	61,768,246	584,636	62,352,882
Deferred income taxes	564,003	(60,003)	504,000
Total liabilities	64,814,958	524,633	65,339,591
Stockholders' equity:
Accumulated other comprehensive income	2,429,285	(225,728)	2,203,557
Total stockholders' equity	6,574,716	(225,728)	6,348,988
Total liabilities and stockholders' equity	71,389,674	298,905	71,688,579

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revised Consolidated Statement of Comprehensive Income	Year Ended December 31, 2020
	As Reported	Adjustment	As Revised
	(Dollars in thousands)
Other comprehensive income:
Change in net unrealized investment gains/losses (1)	$1,162,252	$(103,963)	$1,058,289
Other comprehensive income before income tax	1,178,942	(103,963)	1,074,979
Income tax effect related to other comprehensive income	(247,578)	21,832	(225,746)
Other comprehensive income	931,364	(82,131)	849,233
Comprehensive income	1,602,824	(82,131)	1,520,693

	Year Ended December 31, 2019
	As Reported	Adjustment	As Revised
	(Dollars in thousands)
Other comprehensive income:
Change in net unrealized investment gains/losses (1)	$1,954,044	$(188,937)	$1,765,107
Other comprehensive income before income tax	1,962,470	(188,937)	1,773,533
Income tax effect related to other comprehensive income	(412,117)	39,645	(372,472)
Other comprehensive income	1,550,353	(149,292)	1,401,061
Comprehensive income	1,796,443	(149,292)	1,647,151
(1)Net of related adjustments to amortization of deferred sales inducements, deferred policy acquisition costs and policy benefit reserves

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	December 31,
	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities, available for sale	$51,305,943	$51,305,943	$47,538,893	$47,538,893
Mortgage loans on real estate	5,687,998	5,867,227	4,165,489	4,327,885
Real estate investments	337,939	337,939	—	—
Derivative instruments	1,277,480	1,277,480	1,310,954	1,310,954
Other investments	1,767,144	1,767,144	590,078	590,078
Cash and cash equivalents	4,508,982	4,508,982	9,095,522	9,095,522
Coinsurance deposits	8,850,608	7,938,292	4,844,927	4,411,051

Liabilities
Policy benefit reserves	65,076,041	56,375,076	61,406,599	52,928,174
Single premium immediate annuity (SPIA) benefit reserves	226,207	235,891	240,226	247,679
Notes payable	496,250	569,485	495,668	567,345
Subordinated debentures	78,421	93,721	78,112	87,951
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2021 and 2020 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2021
Assets
Fixed maturity securities, available for sale:
United States Government full faith and credit	$37,793	$32,737	$5,056	$—
United States Government sponsored agencies	1,040,953	—	1,040,953	—
United States municipalities, states and territories	3,927,201	—	3,927,201	—
Foreign government obligations	402,545	—	402,545	—
Corporate securities	34,660,234	32,700	34,627,534	—
Residential mortgage backed securities	1,125,049	—	1,125,049	—
Commercial mortgage backed securities	4,840,311	—	4,840,311	—
Other asset backed securities	5,271,857	—	5,271,857	—
Other investments: equity securities	12,226	—	5,877	6,349
Real estate investments	337,939	—	—	337,939
Derivative instruments	1,277,480	—	1,277,480	—
Cash and cash equivalents	4,508,982	4,508,982	—	—
	$57,442,570	$4,574,419	$52,523,863	$344,288
Liabilities
Fixed index annuities - embedded derivatives	$7,964,961	$—	$—	$7,964,961

December 31, 2020
Assets
Fixed maturity securities, available for sale:
United States Government full faith and credit	$39,771	$33,940	$5,831	$—
United States Government sponsored agencies	1,039,551	—	1,039,551	—
United States municipalities, states and territories	3,776,131	—	3,776,131	—
Foreign government obligations	202,706	—	202,706	—
Corporate securities	31,156,827	8	31,156,819	—
Residential mortgage backed securities	1,512,831	—	1,512,831	—
Commercial mortgage backed securities	4,261,227	—	4,261,227	—
Other asset backed securities	5,549,849	—	5,549,849	—
Derivative instruments	1,310,954	—	1,310,954	—
Cash and cash equivalents	9,095,522	9,095,522	—	—
	$57,945,369	$9,129,470	$48,815,899	$—
Liabilities
Fixed index annuities - embedded derivatives	$7,938,281	$—	$—	$7,938,281

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparison of the prices to a secondary pricing source, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of December 31, 2021 and 2020.
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
Real estate investments
The fair values of residential real estate investments are initially calculated based on the cost to purchase the properties and subsequently calculated based on a discounted cash flow methodology. Under the discounted cash flow method, net operating income is forecasted assuming a 10-year hold period commencing as of the valuation date. An additional year is forecast in order to determine the residual sale price at the end of the hold period, using a residual (terminal) capitalization rate. The significant inputs into the fair value calculation under the discounted cash flow method include the residual capitalization rate and discount rate. These inputs are unobservable market data; therefore, fair value of residential real estate investments falls into Level 3 in the fair value hierarchy. At December 31, 2021, the residual capitalization rates used in the fair value calculations ranged from 5.00% to 6.25% with an average rate of 5.72%. At December 31, 2021, the discount rates used in the fair value calculations ranged from 6.25% to 7.50% with an average rate of 6.97%.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Other investments
Equity securities are the only financial instruments included in other investments that are measured at fair value on a recurring basis. The fair value for these securities are determined using the same methods discussed above for fixed maturity securities. Financial instruments included in other investments that are not measured at fair value on a recurring basis are equity method investments, short-term loans and company owned life insurance ("COLI"). The fair values of our equity method investments are obtained from third parties and are determined using a variety of valuation techniques, including discounted cash flow analysis, valuation multiples analysis for comparable investments and appraisal values. As the risk spread and liquidity discount are unobservable market inputs, the fair value of our equity method investments falls within Level 3 of the fair value hierarchy. The fair value of equity method investments was $520.1 million and $179.7 million as of December 31, 2021 and 2020, respectively. Due to the short-term nature of the investment, the fair value of our short-term loans approximates the carrying value. The fair value of short-term loans was $320.0 million and $0 as of December 31, 2021 and 2020, respectively. The fair value of our COLI approximates the cash surrender value of the policies and falls within Level 2 of the fair value hierarchy. The fair value of COLI was $384.3 million and $373.6 million as of December 31, 2021 and 2020, respectively.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of both December 31, 2021 and 2020, we utilized an estimate of 2.10% for the expected cost of annual call options, which is based on estimated long-term account value growth and a historical review of our actual option costs.
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

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
1 - 5	3.04%	1.22%	2.19%	2.63%
6 - 10	2.84%	1.50%	2.26%	3.14%
11 - 15	4.47%	5.66%	2.14%	3.58%
16 - 20	8.93%	7.08%	1.33%	3.79%
20+	4.93%	7.36%	—%	3.63%
Lapse rates are generally expected to increase as surrender charge percentages decrease for policies without a lifetime income benefit rider. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.
The following table provides a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Other investments: equity securities
Beginning balance	$—	$—
Transfers in	6,349	—
Ending balance	$6,349	$—

Real estate investments
Beginning balance	$—	$—
Purchases and sales, net	335,767	—
Change in fair value	2,172	—
Ending balance	$337,939	$—

Fixed index annuities - embedded derivatives
Beginning balance	$7,938,281	$9,624,395
Premiums less benefits	1,424,372	235,971
Change in fair value, net	(876,803)	(1,922,085)
Reserve release related to in-force ceded reinsurance	(520,889)	—
Ending balance	$7,964,961	$7,938,281
The fair value of our fixed index annuities embedded derivatives is net of coinsurance ceded of $1,245.0 million and $655.3 million as of December 31, 2021 and 2020, respectively. Change in fair value, net for each period in our embedded derivatives is included in change in fair value of embedded derivatives in the consolidated statements of operations.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at December 31, 2021, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $546.8 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $234.3 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rates used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $627.3 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $274.1 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.
We review these assumptions quarterly and as a result of these reviews, we made updates to assumptions in 2021, 2020 and 2019. In addition, we implemented an enhanced actuarial valuation system during 2019, and as a result, our 2019 assumption updates include model refinements resulting from the implementation.
The most significant assumption update to the calculation of the fair value of the embedded derivative component of our fixed index annuity benefit policy reserves in 2021 was changes in lapse rate assumptions. For certain annuity products without a lifetime income benefit rider, the lapse rate assumption was increased in more recent cohorts to reflect higher lapses on policies with a market value adjustment ("MVA") feature. For other annuity products with a lifetime income benefit rider, the population was bifurcated based on whether policies had utilized the rider. For those policies which had utilized the rider, the lapse rate assumption was decreased in later durations. The net impact of the updates to the lapse rate assumption resulted in a decrease in the embedded derivative component of our fixed index annuity policy benefit reserves as less funds ultimately qualify for excess benefits.
The most significant assumption update to the calculation of the fair value of the embedded derivative component of our fixed index annuity policy benefit reserves in 2020 was a decrease in the crediting rate/option budget to 2.10% from 2.90% as a result of a revised estimate of the cost of options. This assumption change resulted in a decrease in the fair value of the embedded derivative component of our fixed index annuity policy benefit reserves due to a reduction in the projected policy contract values over the expected lives of the contracts. During 2020, we revised the derivation of the discount rate used in calculating the fair value of embedded derivatives which increased the discount rate and resulted in a decrease in the change in fair value of embedded derivatives. The net impact of the updates to lapse and partial withdrawal assumptions resulted in an increase in the embedded derivative component of our fixed index annuity policy benefit reserves as more funds ultimately qualify for excess benefits.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Investments
At December 31, 2021 and 2020, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (2)	Allowance for Credit Losses	Fair Value
	(Dollars in thousands)
December 31, 2021
Fixed maturity securities, available for sale:
United States Government full faith and credit	$37,109	$718	$(34)	$—	$37,793
United States Government sponsored agencies	1,008,920	32,123	(90)	—	1,040,953
United States municipalities, states and territories	3,495,563	437,456	(3,042)	(2,776)	3,927,201
Foreign government obligations	380,646	22,742	(843)	—	402,545
Corporate securities	31,084,629	3,614,047	(38,442)	—	34,660,234
Residential mortgage backed securities	1,056,778	70,434	(2,093)	(70)	1,125,049
Commercial mortgage backed securities	4,708,878	149,152	(17,719)	—	4,840,311
Other asset backed securities	5,226,660	95,304	(50,107)	—	5,271,857
	$46,999,183	$4,421,976	$(112,370)	$(2,846)	$51,305,943

December 31, 2020
Fixed maturity securities, available for sale:
United States Government full faith and credit	$37,471	$2,300	$—	$—	$39,771
United States Government sponsored agencies	995,465	44,132	(46)	—	1,039,551
United States municipalities, states and territories	3,236,767	543,252	(1,044)	(2,844)	3,776,131
Foreign government obligations	177,062	25,644	—	—	202,706
Corporate securities	26,745,196	4,507,716	(35,892)	(60,193)	31,156,827
Residential mortgage backed securities	1,399,956	117,135	(2,526)	(1,734)	1,512,831
Commercial mortgage backed securities	4,119,650	206,255	(64,678)	—	4,261,227
Other asset backed securities	5,593,169	103,320	(146,640)	—	5,549,849
	$42,304,736	$5,549,754	$(250,826)	$(64,771)	$47,538,893
(1)Amortized cost excludes accrued interest receivable of $400.7 million and $377.5 million as of December 31, 2021 and 2020, respectively.
(2)Gross unrealized losses are net of allowance for credit losses.
The amortized cost and fair value of fixed maturity securities at December 31, 2021, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$1,950,504	$1,968,323
Due after one year through five years	7,573,038	7,962,521
Due after five years through ten years	7,230,026	7,860,389
Due after ten years through twenty years	10,119,850	12,053,093
Due after twenty years	9,133,449	10,224,400
	36,006,867	40,068,726
Residential mortgage backed securities	1,056,778	1,125,049
Commercial mortgage backed securities	4,708,878	4,840,311
Other asset backed securities	5,226,660	5,271,857
	$46,999,183	$51,305,943

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net unrealized gains on available for sale fixed maturity securities reported as a separate component of stockholders' equity were comprised of the following:

	December 31,
	2021	2020
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities	$4,309,606	$5,297,040
Adjustments for assumed changes in amortization of deferred policy acquisition costs, deferred sales inducements and policy benefit reserves	(1,993,869)	(2,536,251)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	(489,482)	(579,766)
Net unrealized gains reported as accumulated other comprehensive income	$1,848,789	$2,203,557
The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO’s"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 98% and 97% of our fixed maturity portfolio rated investment grade at December 31, 2021 and 2020, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	December 31,
	2021		2020
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$26,157,531	$28,785,839	$23,330,149	$26,564,542
2	19,758,594	21,396,020	17,312,485	19,377,013
3	909,311	941,210	1,292,124	1,299,455
4	133,070	147,160	282,049	256,651
5	16,496	15,357	29,396	16,288
6	24,181	20,357	58,533	24,944
	$46,999,183	$51,305,943	$42,304,736	$47,538,893

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 1,427 and 843 securities, respectively) have been in a continuous unrealized loss position, at December 31, 2021 and 2020:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(Dollars in thousands)
December 31, 2021
Fixed maturity securities, available for sale:
United States Government full faith and credit	$1,007	$(34)	$—	$—	$1,007	$(34)
United States Government sponsored agencies	759,970	(90)	—	—	759,970	(90)
United States municipalities, states and territories	168,942	(2,468)	15,711	(3,350)	184,653	(5,818)
Foreign government obligations	42,861	(843)	—	—	42,861	(843)
Corporate securities	2,375,603	(30,070)	116,819	(8,372)	2,492,422	(38,442)
Residential mortgage backed securities	250,964	(1,408)	26,917	(755)	277,881	(2,163)
Commercial mortgage backed securities	784,464	(5,500)	142,224	(12,219)	926,688	(17,719)
Other asset backed securities	1,351,324	(11,345)	1,771,182	(38,762)	3,122,506	(50,107)
	$5,735,135	$(51,758)	$2,072,853	$(63,458)	$7,807,988	$(115,216)

December 31, 2020
Fixed maturity securities, available for sale:
United States Government sponsored agencies	$250,475	$(46)	$—	$—	$250,475	$(46)
United States municipalities, states and territories	31,802	(3,887)	868	(1)	32,670	(3,888)
Corporate securities	606,277	(45,150)	154,633	(50,935)	760,910	(96,085)
Residential mortgage backed securities	156,016	(2,384)	13,599	(1,876)	169,615	(4,260)
Commercial mortgage backed securities	934,593	(54,834)	35,153	(9,844)	969,746	(64,678)
Other asset backed securities	1,013,781	(16,607)	2,567,723	(130,033)	3,581,504	(146,640)
	$2,992,944	$(122,908)	$2,771,976	$(192,689)	$5,764,920	$(315,597)
(1)Unrealized losses have not been reduced to reflect the allowance for credit losses of $2.8 million and $64.8 million as of December 31, 2021 and 2020, respectively.
The unrealized losses at December 31, 2021 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at December 31, 2021, and the continued impact the COVID-19 pandemic had on credit markets. Approximately 85% and 75% of the unrealized losses on fixed maturity securities shown in the above table for December 31, 2021 and 2020, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
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
Changes in net unrealized gains/losses on investments for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Fixed maturity securities available for sale carried at fair value	$(987,434)	$1,955,496	$3,549,007

Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs, deferred sales inducements and policy benefit reserves	542,382	(880,517)	(1,775,474)
Deferred income tax asset/liability	90,284	(225,746)	(372,472)
	632,666	(1,106,263)	(2,147,946)
Change in net unrealized gains/losses on investments carried at fair value	$(354,768)	$849,233	$1,401,061

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of net investment income are as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Fixed maturity securities	$1,772,675	$2,035,762	$2,171,768
Real estate investments	14,138	—	—
Mortgage loans on real estate	215,138	170,749	145,344
Cash and cash equivalents	3,385	4,871	5,164
Other investments	96,556	3,168	7,202
	2,101,892	2,214,550	2,329,478
Less investment expenses	(64,417)	(32,472)	(21,843)
Net investment income	$2,037,475	$2,182,078	$2,307,635
Proceeds from sales of available for sale fixed maturity securities for the years ended December 31, 2021, 2020 and 2019 were $0.8 billion, $5.4 billion and $1.0 billion, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the years ended December 31, 2021, 2020 and 2019 were $3.7 billion, $2.9 billion and $2.3 billion, respectively.
Net realized gains (losses) on investments for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$10,167	$305,170	$21,449
Gross realized losses	(19,140)	(276,847)	(6,397)
Net credit loss (provision) release (1)	(6,241)	(94,560)	—
	(15,214)	(66,237)	15,052
Other investments:
Gross realized gains	—	—	7,296
Gross realized losses	—	—	(14,446)
	—	—	(7,150)
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	7,005	(15,447)	(940)
Recovery of specific allowance	—	712	—
Gain (loss) on sale of mortgage loans	(5,033)	292	—
	1,972	(14,443)	(940)
Total net realized (losses) gains	$(13,242)	$(80,680)	$6,962
(1)Prior to adopting authoritative guidance effective January 1, 2020, credit losses on available for sale fixed maturity securities were classified as other than temporary impairments and reported in a separate line item in the Consolidated Statements of Operations. We recognized $18.7 million of other than temporary impairments during the year ended December 31, 2019.
Realized losses on available for sale fixed maturity securities in 2021, 2020 and 2019 were realized primarily due to strategies to reposition the fixed maturity security portfolio that result in improved net investment income, credit risk or duration profiles as they pertain to our asset liability management. In addition, certain realized gains and losses on available for sale fixed maturity securities in 2020 were realized as a result of efforts to de-risk the portfolio. Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date.
The following table summarizes the carrying value of our investments that have been non-income producing for 12 consecutive months:

	December 31,
	2021	2020
	(Dollars in thousands)
Fixed maturity securities, available for sale	$4,118	$5,766

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a rollforward of the allowance for credit loss:

	Year Ended December 31, 2021
	United States Municipalities, States and Territories	Corporate Securities	Commercial Mortgage Backed Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$2,844	$60,193	$—	$1,734	$—	$64,771
Additions for credit losses not previously recorded	—	705	—	407	—	1,112
Change in allowance on securities with previous allowance	(68)	443	—	(857)	—	(482)
Reduction for securities with credit losses due to intent to sell	—	(209)	—	—	—	(209)
Reduction for securities sold during the period	—	(50,758)	—	—	—	(50,758)
Write-offs charged against the allowance	—	(10,032)	—	—	—	(10,032)
Recoveries of amounts previously written off	—	(342)	—	(1,214)	—	(1,556)
Ending balance	$2,776	$—	$—	$70	$—	$2,846

	Year Ended December 31, 2020
	United States Municipalities, States and Territories	Corporate Securities	Commercial Mortgage Backed Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance (1)	$—	$—	$—	$—	$—	$—
Additions for credit losses not previously recorded	2,844	60,193	29,241	1,734	548	94,560
Reduction for securities with credit losses due to intent to sell	—	—	(21,888)	—	(548)	(22,436)
Reduction for securities sold during the period	—	—	(7,353)	—	—	(7,353)
Ending balance	$2,844	$60,193	$—	$1,734	$—	$64,771
(1)The allowance for credit loss associated with available for sale fixed maturity securities was applied prospectively upon adoption of authoritative guidance effective January 1, 2020. See Note 1 - Significant Accounting Policies for further details.
At December 31, 2021 and 2020, cash and invested assets of $49.3 billion and $53.5 billion, respectively, were on deposit with state agencies to meet regulatory requirements. There are no restrictions on these assets.
At December 31, 2021 and 2020, we had no investment in any person or its affiliates that exceeded 10% of stockholders' equity.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Mortgage Loans on Real Estate
Our financing receivables consist of the following three portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our mortgage loan portfolios are summarized in the following table. There were commitments outstanding of $370.4 million at December 31, 2021.

	December 31,
	2021	2020
	(Dollars in thousands)
Commercial mortgage loans:
Principal outstanding	$3,633,131	$3,580,154
Deferred fees and costs, net	(4,629)	(1,266)
Amortized cost	3,628,502	3,578,888
Valuation allowance	(17,926)	(25,529)
Commercial mortgage loans, carrying value	3,610,576	3,553,359

Agricultural mortgage loans:
Principal outstanding	408,135	245,807
Deferred fees and costs, net	(1,136)	(634)
Amortized cost	406,999	245,173
Valuation allowance	(519)	(2,130)
Agricultural mortgage loans, carrying value	406,480	243,043

Residential mortgage loans:
Principal outstanding	1,652,910	366,320
Deferred fees and costs, net	1,468	925
Unamortized discounts and premiums, net	22,143	5,212
Amortized cost	1,676,521	372,457
Valuation allowance	(5,579)	(3,370)
Residential mortgage loans, carrying value	1,670,942	369,087
Mortgage loans, carrying value	$5,687,998	$4,165,489

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

	December 31,
	2021		2020
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$614,406	16.9%	$699,741	19.5%
Middle Atlantic	293,494	8.1%	281,971	7.9%
Mountain	452,818	12.5%	391,025	10.9%
New England	60,172	1.6%	24,774	0.7%
Pacific	863,879	23.8%	659,743	18.4%
South Atlantic	785,679	21.6%	832,739	23.3%
West North Central	235,864	6.5%	266,050	7.4%
West South Central	326,819	9.0%	424,111	11.9%
	$3,633,131	100.0%	$3,580,154	100.0%
Property type distribution
Office	$315,374	8.7%	$297,065	8.3%
Medical Office	10,827	0.3%	20,584	0.6%
Retail	1,016,101	28.0%	1,187,484	33.2%
Industrial/Warehouse	924,779	25.4%	929,325	25.9%
Apartment	864,580	23.8%	939,084	26.2%
Hotel	283,500	7.8%	—	—%
Mixed Use/Other	217,970	6.0%	206,612	5.8%
	$3,633,131	100.0%	$3,580,154	100.0%
Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $408.1 million and $245.8 million as of December 31, 2021 and 2020, respectively. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $1.7 billion and $366.3 million as of December 31, 2021 and 2020, respectively. These loans are collateralized by the related properties and diversified as to location within the United States.
Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Interest income is included in Net investment income on our consolidated statements of operations. Accrued interest receivable, which was $37.0 million and $16.6 million as of December 31, 2021 and 2020, respectively, is included in Accrued investment income on our consolidated balance sheets.
Loan Valuation Allowance
We establish a valuation allowance to provide for the risk of credit losses inherent in our mortgage loan portfolios. The valuation allowance is maintained at a level believed to be adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost, which excludes accrued interest receivable. We do not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balances to net investment income in a timely manner. We did not charge off any uncollectible accrued interest receivable on our commercial, agricultural or residential mortgage loan portfolios for the years ended December 31, 2021 or 2020, respectively.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents a rollforward of the valuation allowance on our mortgage loan portfolios:

	Year Ended December 31, 2021
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(25,529)	$(2,130)	$(3,370)	$(31,029)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Change in provision for credit losses	7,603	1,611	(2,209)	7,005
Ending allowance balance	$(17,926)	$(519)	$(5,579)	$(24,024)

	Year Ended December 31, 2020
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance (1)	$(17,579)	$(200)	$—	$(17,779)
Charge-offs	1,485	—	—	1,485
Recoveries	712	—	—	712
Change in provision for credit losses	(10,147)	(1,930)	(3,370)	(15,447)
Ending allowance balance	$(25,529)	$(2,130)	$(3,370)	$(31,029)
(1)Upon adoption of authoritative guidance effective January 1, 2020, we updated our accounting policies and methodology for calculating the general loan loss allowance, resulting in an adjustment to our mortgage loan valuation allowance. See Note 1 - Significant Accounting Policies for further details.
Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of Other investments and the loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. There is no real estate held in Other investments as of December 31, 2021 or December 31, 2020. Recoveries are situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance).
Credit Quality Indicators
We evaluate the credit quality of our commercial and agricultural mortgage loans by analyzing LTV and DSC ratios and loan performance. We evaluate the credit quality of our residential mortgage loans by analyzing loan performance.
LTV and DSC ratios for our commercial mortgage loans are originally calculated at the time of loan origination and are updated annually for each loan using information such as rent rolls, assessment of lease maturity dates and property operating statements, which are reviewed in the context of current leasing and in place rents compared to market leasing and market rents. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our commercial mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at December 31, 2021 and 2020.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost of our commercial mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at December 31, 2021 and 2020 (by year of origination):

	2021		2020		2019		2018		2017		Prior		Total
As of December 31, 2021:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$260,623	64%	$454,828	60%	$464,059	61%	$344,170	58%	$246,854	52%	$758,494	45%	$2,529,028	55%
Greater than or equal to 1.2 and less than 1.5	12,836	67%	58,960	66%	128,301	70%	89,293	66%	135,818	66%	129,833	57%	555,041	65%
Greater than or equal to 1.0 and less than 1.2	318,636	45%	17,762	82%	69,684	72%	11,937	75%	6,343	60%	42,125	58%	466,487	53%
Less than 1.0	—	—%	3,289	61%	26,147	63%	14,051	76%	13,385	73%	21,074	54%	77,946	65%
Total	$592,095	54%	$534,839	61%	$688,191	64%	$459,451	60%	$402,400	58%	$951,526	47%	$3,628,502	56%

	2020		2019		2018		2017		2016		Prior		Total
As of December 31, 2020:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$364,574	63%	$442,370	66%	$399,193	62%	$316,738	57%	$359,321	54%	$715,706	47%	$2,597,902	57%
Greater than or equal to 1.2 and less than 1.5	161,779	66%	226,166	70%	124,267	72%	124,564	67%	52,513	62%	111,690	55%	800,979	66%
Greater than or equal to 1.0 and less than 1.2	17,638	82%	22,917	67%	2,769	71%	7,597	66%	—	—%	32,327	65%	83,248	69%
Less than 1.0	—	—%	64,131	58%	1,441	89%	10,156	80%	—	—%	21,031	60%	96,759	61%
Total	$543,991	65%	$755,584	67%	$527,670	64%	$459,055	60%	$411,834	55%	$880,754	49%	$3,578,888	59%
LTV and DSC ratios for our agricultural mortgage loans are calculated at the time of loan origination and are evaluated annually for each loan using land value averages. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our agricultural mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at December 31, 2021 and 2020.
The amortized cost of our agricultural mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at December 31, 2021 and 2020 (by year of origination):

	2021		2020		2019		2018		2017		Prior		Total
As of December 31, 2021:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$62,548	54%	$80,919	56%	$11,645	49%	$25,000	11%	$—	—%	$—	—%	$180,112	49%
Greater than or equal to 1.2 and less than 1.5	95,738	55%	102,958	43%	3,335	22%	—	—%	—	—%	—	—%	202,031	48%
Greater than or equal to 1.0 and less than 1.2	7,478	44%	4,092	36%	4,734	50%	—	—%	—	—%	—	—%	16,304	44%
Less than 1.0	—	—%	8,552	59%	—	—%	—	—%	—	—%	—	—%	8,552	59%
Total	$165,764	54%	$196,521	49%	$19,714	45%	$25,000	11%	$—	—%	$—	—%	$406,999	48%

	2020		2019		2018		2017		2016		Prior		Total
As of December 31, 2020:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$78,631	52%	$13,985	47%	$25,000	11%	$—	—%	$—	—%	$—	—%	$117,616	43%
Greater than or equal to 1.2 and less than 1.5	101,879	44%	3,425	23%	—	—%	—	—%	—	—%	—	—%	105,304	44%
Greater than or equal to 1.0 and less than 1.2	4,213	37%	6,573	43%	—	—%	—	—%	—	—%	—	—%	10,786	41%
Less than 1.0	11,467	48%	—	—%	—	—%	—	—%	—	—%	—	—%	11,467	48%
Total	$196,190	47%	$23,983	42%	$25,000	11%	$—	—%	$—	—%	$—	—%	$245,173	43%

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Aging of financing receivables is summarized in the following table (by year of origination):

	2021	2020	2019	2018	2017	Prior	Total
As of December 31, 2021:	(Dollars in thousands)
Commercial mortgage loans
Current	$592,095	$534,839	$688,191	$459,451	$402,400	$951,526	$3,628,502
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$592,095	$534,839	$688,191	$459,451	$402,400	$951,526	$3,628,502

Agricultural mortgage loans
Current	$165,764	$196,521	$19,714	$25,000	$—	$—	$406,999
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total agricultural mortgage loans	$165,764	$196,521	$19,714	$25,000	$—	$—	$406,999

Residential mortgage loans
Current	$1,092,438	$454,532	$67,380	$16,898	$751	$—	$1,631,999
30 - 59 days past due	10,284	12,363	11,373	427	—	—	34,447
60 - 89 days past due	1,838	1,090	102	—	—	—	3,030
Over 90 days past due	679	5,459	907	—	—	—	7,045
Total residential mortgage loans	$1,105,239	$473,444	$79,762	$17,325	$751	$—	$1,676,521

	2020	2019	2018	2017	2016	Prior	Total
As of December 31, 2020:	(Dollars in thousands)
Commercial mortgage loans
Current	$543,991	$755,584	$527,670	$459,055	$411,834	$880,754	$3,578,888
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$543,991	$755,584	$527,670	$459,055	$411,834	$880,754	$3,578,888

Agricultural mortgage loans
Current	$196,190	$23,983	$25,000	$—	$—	$—	$245,173
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total agricultural mortgage loans	$196,190	$23,983	$25,000	$—	$—	$—	$245,173

Residential mortgage loans
Current	$321,779	$24,951	$—	$—	$—	$—	$346,730
30 - 59 days past due	25,150	299	—	—	—	—	25,449
60 - 89 days past due	111	—	—	—	—	—	111
Over 90 days past due	167	—	—	—	—	—	167
Total residential mortgage loans	$347,207	$25,250	$—	$—	$—	$—	$372,457

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commercial, agricultural and residential mortgage loans are considered nonperforming when they become 90 days or more past due. When loans become nonperforming, we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a nonperforming loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a nonperforming loan back to less than 90 days past due, we will resume accruing interest income on that loan. There were 13 loans in non-accrual status at December 31, 2021 and one loan in non-accrual status at December 31, 2020. During the year ended December 31, 2021 we recognized interest income of $65 thousand on loans which were in non-accrual status at the respective period end. During the years ended December 31, 2020 and 2019, we recognized no interest income on loans which were in non-accrual status at the respective period end.
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. There were no mortgage loans that we determined to be a TDR at December 31, 2021 and 2020, respectively.
6. Variable Interest Entities
We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1 - Significant Accounting Policies for further details on our consolidation accounting policies.
Consolidated Variable Interest Entities
We are invested in one investment company real estate limited partnership which owns various limited liability companies that invest in residential real estate properties. This entity is a VIE as the legal entity’s equity investors have insufficient equity at risk and lack of power to direct the activities that most significantly impact the economic performance. We determined we are the primary beneficiary as a result of our power to control the entity through our significant ownership. Due to the nature of these real estate investments, the investment balance will fluctuate based on changes in the fair value of the properties as well as when purchases and sales of properties are made.
We are invested in one limited partnership which invests in a limited partnership fund that holds infrastructure credit assets. The feeder fund limited partnership is a VIE, and we determined we are the primary beneficiary as a result of our significant ownership of the limited partnership and our obligation to absorb losses or receive benefits from the VIE. We have consolidated the assets and liabilities of the limited partnership, which primarily consist of an equity interest in the infrastructure fund.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of the consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	December 31,
	2021		2020
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(Dollars in thousands)
Real estate investments	$363,229	$20,168	$—	$—
Infrastructure credit fund	168,711	—	—	—
	$531,940	$20,168	$—	$—
Unconsolidated Variable Interest Entities
We provided debt funding to special purpose vehicles, which is used to acquire and hold loans made to middle market companies. These legal entities are deemed VIEs because there is insufficient equity at risk. We have determined we are not the primary beneficiary as we do not control the activities that most significantly impact the economic performance of the VIEs. Our investments in these VIEs are reported in Fixed maturity securities, available for sale in the Consolidated Balance Sheets.
We provided funding to a limited partnership which purchased a residential business purpose loan originator. The limited partnership was deemed a VIE, however, we are not the primary beneficiary due to our lack of control of the limited partnership. Our investment in this VIE is reported in Other investments in the Consolidated Balance Sheets.
The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

	December 31,
	2021		2020
	Asset Carrying Value	Maximum Exposure to Loss	Asset Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Fixed maturity securities, available for sale	$459,681	$459,681	$—	$—
Other investments	345,000	345,000	—	—
7.     Derivative Instruments
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	December 31,
	2021	2020
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$1,276,574	$1,310,954
Warrants	906	—
	$1,277,480	$1,310,954

Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives, net	$7,964,961	$7,938,281
Funds withheld for reinsurance liabilities
Reinsurance related embedded derivative	(2,362)	—
	$7,962,599	$7,938,281

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in fair value of derivatives included in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$1,347,925	$34,604	$908,556
Warrants	810	—	—
Interest rate swap	—	—	(1,059)
Interest rate caps	—	62	(591)
	$1,348,735	$34,666	$906,906
Change in fair value of embedded derivatives:
Fixed index annuities - embedded derivatives	$(876,803)	$(1,922,085)	$562,302
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	520,863	635,298	891,740
Reinsurance related embedded derivative	(2,362)	—	—
	$(358,302)	$(1,286,787)	$1,454,042
The amounts presented as "Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting" represents the total change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date, less the change in fair value of our fixed index annuities embedded derivatives that is presented as Level 3 liabilities in Note 3 - Fair Values of Financial Instruments.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			December 31,
			2021		2020
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa2	$3,556,256	$99,229	$2,835,420	$95,378
Barclays	A	A1	4,213,658	157,865	5,710,978	277,692
Canadian Imperial Bank of Commerce	A+	Aa2	3,956,329	141,540	6,593,815	279,053
Citibank, N.A.	A+	Aa3	3,190,833	115,860	3,118,979	96,757
Credit Suisse	A+	A1	3,716,868	113,295	4,422,798	78,823
J.P. Morgan	A+	Aa2	4,482,832	105,899	3,600,636	54,762
Morgan Stanley	A+	Aa3	2,223,743	47,950	2,856,466	62,969
Royal Bank of Canada	AA-	A2	3,567,972	100,472	1,289,699	32,753
Societe Generale	A	A1	2,548,072	86,494	1,494,904	34,394
Truist	A	A2	2,547,808	94,924	2,375,124	96,573
Wells Fargo	A+	Aa2	5,820,381	206,403	4,848,541	196,801
Exchange traded			266,601	6,643	214,819	4,999
			$40,091,353	$1,276,574	$39,362,179	$1,310,954
As of December 31, 2021 and 2020, we held $1.3 billion and $1.3 billion, respectively, of cash and cash equivalents and other investments from counterparties for derivative collateral, which is included in Other liabilities on our Consolidated Balance Sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $8.5 million and $35.1 million at December 31, 2021 and 2020, respectively.
The future index credits on our fixed index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. We must value both the call options and the related forward embedded options in the policies at fair value.
The reinsurance agreement with North End Re (Cayman) SPC (“North End Re”) to cede certain fixed index annuity product liabilities on a modified coinsurance basis contains an embedded derivative. The obligation to pay the total return on the assets supporting liabilities associated with this reinsurance agreement represents a total return swap. The fair value of the total return swap is based on the unrealized gains and losses of the underlying assets held in the modified coinsurance portfolio. The reinsurance related embedded derivative is reported in Funds withheld for reinsurance liabilities on the Consolidated Balance Sheets and the change in the fair value of the embedded derivative is reported in Change in fair value of embedded derivatives on the Consolidated Statements of Operations. See Note 9 – Reinsurance and Policy Provisions for further discussion on this reinsurance agreement.
We entered into an interest rate swap and interest rate caps to manage interest rate risk associated with the floating rate component on certain of our subordinated debentures. See Note 12 - Subordinated Debentures for more information on our subordinated debentures. As of December 31, 2021, all of our floating rate subordinated debentures have been redeemed and the interest rate swap and interest rate caps have been terminated. The terms of the interest rate swap provided that we paid a fixed rate of interest and received a floating rate of interest. The terms of the interest rate caps limited the three month LIBOR to 2.50%. The interest rate swap and caps were not effective hedges under accounting guidance for derivative instruments and hedging activities. Therefore, we recorded the interest rate swap and caps at fair value and any net cash payments received or paid were included in the change in fair value of derivatives in the consolidated statements of operations.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Deferred Policy Acquisition Costs, Deferred Sales Inducements and Liability for Lifetime Income Benefit Riders
Policy acquisition costs deferred and amortized are as follows:

	December 31,
	2021	2020	2019
	(Dollars in thousands)
Balance at beginning of year	$2,225,199	$3,033,649	$3,529,855
Costs deferred during the year:
Commissions	303,192	251,428	419,166
Policy issue costs	4,665	3,725	3,351
Amortization:
Amortization	(313,990)	(2,769)	(280,699)
Impact of unlocking	45,662	(646,785)	192,982
Effect of net unrealized gains/losses	299,478	(414,049)	(831,006)
Write-off related to in-force ceded reinsurance	(341,437)	—	—
Balance at end of year	$2,222,769	$2,225,199	$3,033,649
Sales inducements deferred and amortized are as follows:

	December 31,
	2021	2020	2019
	(Dollars in thousands)
Balance at beginning of year	$1,448,375	$2,042,060	$2,512,590
Costs deferred during the year	95,160	93,610	177,941
Amortization:
Amortization	(197,799)	(10,063)	(193,292)
Impact of unlocking	45,107	(428,101)	104,707
Effect of net unrealized gains/losses	155,230	(249,131)	(559,886)
Balance at end of year	$1,546,073	$1,448,375	$2,042,060
The following table presents a rollforward of the liability for lifetime income benefit riders (net of coinsurance ceded):

	December 31,
	2021	2020	2019
	(Dollars in thousands)
Balance at beginning of year	$2,485,123	$1,670,750	$790,884
Benefit expense accrual	206,180	311,211	179,901
Impact of unlocking	243,658	285,825	315,383
Effect of net unrealized gains/losses	(101,848)	217,337	384,582
Reduction related to in-force ceded reinsurance	(38,484)	—	—
Claim payments	—	—	—
Balance at end of year	$2,794,629	$2,485,123	$1,670,750
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
We review these assumptions quarterly and as a result of these reviews, we made updates to assumptions in 2021, 2020 and 2019. In addition, we implemented an enhanced actuarial valuation system during 2019, and as a result, our 2019 assumption updates include model refinements resulting from the implementation.
In 2021, American Equity Life entered into a reinsurance agreement which ceded in-force fixed index annuity product liabilities. As a result, there was a write-off of deferred acquisition costs and a reduction of the liability for lifetime income benefit riders associated with this block of in-force liabilities ceded under the agreement. See Note 9 - Reinsurance and Policy Provisions for further discussion of this reinsurance agreement.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2021 Assumption Updates
The most significant assumption updates made in 2021 were to investment spread assumptions, including the net investment earned rate and crediting rate on policies, lifetime income benefit rider utilization assumptions, mortality assumptions, and lapse rate assumptions as discussed below.
Due to the continued low interest rate environment, we updated our assumption for investment spread for American Equity Life to 2.25% in the near term and increasing to 2.50% over an eight-year reversion period and our assumption for crediting/discount rate to 1.55% increasing to 2.10% over an eight-year reversion period. Prior to these assumption updates, our long-term assumption for aggregate investment spread was at 2.60% at then end of an eight-year reversion period, with a near term crediting/discount rate of 1.60% increasing to 2.10% over an eight-year reversion period. The assumption change to decrease aggregate investment spread resulted in lower expected future gross profits as compared to previous estimates and a decrease in the balances of deferred policy acquisition costs and deferred sales inducements.
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
2020 Assumption Updates
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
2019 Assumption Updates
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
9.     Reinsurance and Policy Provisions
Coinsurance
We have two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), covering 70% of certain of American Equity Life's fixed index and fixed rate annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003, and 20% of those contracts issued from January 1, 2004 to July 31, 2004. The business reinsured under these agreements may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) were $381.4 million and $428.0 million at December 31, 2021 and 2020, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. The balance due under these agreements to EquiTrust was $7.8 million and $9.7 million at December 31, 2021 and 2020, respectively, and represents the fair value of call options held by us to fund index credits related to the ceded business net of cash due to or from EquiTrust related to monthly settlements of policy activity and other expenses.
We have three coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement ceded 20% of certain of American Equity Life's fixed index annuities issued from January 1, 2009 through March 31, 2010. The second agreement ceded 80% of American Equity Life's multi-year rate guaranteed annuities issued from July 1, 2009 through December 31, 2013 and 80% of Eagle Life's multi-year rate guaranteed annuities issued from November 20, 2013 through December 31, 2013. The third agreement ceded 80% of certain of American Equity Life's and Eagle Life's multi-year rate guaranteed annuities issued on or after January 1, 2014 through December 31, 2020, 80% of Eagle Life's fixed index annuities issued prior to January 1, 2017, 50% of certain of Eagle Life's fixed index annuities issued from January 1, 2017 through December 31, 2018, 20% of certain of Eagle Life's fixed index annuities issued on or after January 1, 2019 through December 31, 2020 and 80% of certain of American Equity Life's fixed index annuities issued from August 1, 2016 through December 31, 2016. Effective January 1, 2021, no new business is being ceded to Athene. The business reinsured under any of the Athene agreements may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to Athene under these agreements) were $3.7 billion and $4.4 billion at December 31, 2021 and 2020, respectively. American Equity Life is an intermediary for reinsurance of Eagle Life's business ceded to Athene. American Equity Life and Eagle Life remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured. The annuity deposits that have been ceded to Athene are secured by assets held in trusts and American Equity Life is the sole beneficiary of the trusts. The assets in the trusts are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the trust accounts would ever be less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in the trusts for the amount of any shortfall. The balance due under these agreements to Athene was $74.8 million and $105.8 million at December 31, 2021 and 2020, respectively, and represents the fair value of call options held by us to fund index credits related to the ceded business net of cash due from Athene related to monthly settlements of policy activity. Effective January 1, 2021, no new business is being ceded to Athene.
Effective July 1, 2021 American Equity Life entered into a reinsurance agreement with North End Re (North End Re reinsurance treaty), a wholly-owned subsidiary of Brookfield Asset Management Reinsurance Partners Ltd. (“Brookfield Reinsurance” or “Brookfield”) to reinsure approximately $4.3 billion of in-force fixed indexed annuity product liabilities as of the effective date of the reinsurance agreement, 70% on a modified coinsurance (“modco”) basis and 30% on a coinsurance basis. The liabilities reinsured on a coinsurance basis are secured by assets held in both a statutory and supplemental trust (collectively referred to as the “trusts”). The liabilities reinsured on a modco basis are secured by a segregated modco account in which the assets are maintained by American Equity Life. American Equity Life transferred cash of $2.6 billion to the segregated modco account and $1.1 billion to the statutory trust at close of this reinsurance agreement on October 8, 2021. American Equity Life will receive an annual ceding commission equal to 49 basis points and the Company will receive an annual asset liability management fee equal to 30 basis points calculated based on the initial cash surrender value of liabilities ceded. Such fees are fixed and contractually guaranteed for six years with the additional and final seventh year payment partially contingent on certain performance obligations for both parties. The initial net present value of the ceding commission related to the in-force business was $114.1 million.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As part of the North End Re reinsurance treaty, American Equity Life is also ceding 75% of certain fixed index annuities issued after the effective date of the agreement, 70% on a modco basis and 30% on a coinsurance basis to North End Re. On sales subsequent to the effective date of the North End Re reinsurance treaty, American Equity Life will receive an annual ceding commission equal to 140 basis points and the Company will receive an annual asset liability management fee equal to 30 basis points calculated based on the initial cash surrender value of liabilities ceded. Such fees are fixed and contractually guaranteed for six years with the additional and final seventh year payment being contingent on certain performance obligations for both parties. The initial net present value of the ceding commission related to the flow business ceded in 2021 was $27.1 million. The asset liability management fee recognized in Other revenue in 2021 was $5.5 million.
In addition, American Equity Life will receive certain acquisition cost reimbursements and an on-going annual expense reimbursement on each policy subject to the reinsurance agreement for the entirety of the policy duration.
As a result of the North End Re reinsurance treaty, there is a deferred gain of $321.7 million which is recorded in Other liabilities as of December 31, 2021. This deferred gain represents the unamortized portion of the cost of reinsurance related to the in-force business and new business in the third and fourth quarter which will be amortized over the life of the underlying reinsured policies. The deferred gain consists primarily of the difference between liabilities ceded and assets transferred as part of the reinsurance agreement and the present value of the ceding commissions previously noted offset by a reduction in deferred policy acquisition costs associated with the the in-force business ceded. The amortization of the deferred gain recognized in Other revenue in 2021 was $10.2 million.
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
As of December 31, 2021, coinsurance deposits (aggregate policy benefits reserves transferred to North End Re under these agreements) were $4.6 billion. The balance due under these agreements to North End Re was $127.9 million which is recorded in Other liabilities at December 31, 2021.
Separate from the reinsurance transaction, Brookfield Reinsurance, has an approximate 9.8% interest in the Company's outstanding common stock as of December 31, 2021. See Note 16 - Earnings Per Common Share and Stockholders' Equity for further discussion of Brookfield's ownership.
Amounts ceded to EquiTrust, Athene and North End Re under these agreements are as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Consolidated Statements of Operations
Annuity product charges	$20,351	$7,021	$7,792
Change in fair value of derivatives	140,641	43,080	97,195
	$160,992	$50,101	$104,987

Interest sensitive and index product benefits	$303,035	$152,485	$132,127
Change in fair value of embedded derivatives	(76,915)	4,352	109,002
Other operating costs and expenses	16,440	17,663	18,778
	$242,560	$174,500	$259,907
Consolidated Statements of Cash Flows
Annuity deposits	$(424,819)	$(35,667)	$(290,040)
Cash payments to policyholders	984,260	466,311	381,276
	$559,441	$430,644	$91,236
We calculate estimated losses on reinsurance recoverable balances by determining an expected loss ratio. The expected loss ratio is based on industry historical loss experience and expected recovery timing adjusted for certain current and forecasted environmental factors management believes to be relevant. Estimated losses related to our reinsurance recoverable balances were $2.3 million and $1.9 million as of December 31, 2021 and 2020, respectively.
We monitor concentration of reinsurance risk with third party reinsurers and monitor concentration as well as financial strength ratings of our reinsurers.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financing Arrangements
Effective April 1, 2019, we entered into a reinsurance agreement with Hannover Life Reassurance Company of America ("Hannover"), which was treated as reinsurance under statutory accounting practices and as a financing arrangement under GAAP. The statutory surplus benefit under this agreement was eliminated under GAAP and the associated charges were recorded as risk charges and included in Other operating costs and expenses in the Consolidated Statements of Operations. The 2019 Hanover Agreement was a coinsurance funds withheld reinsurance agreement for statutory purposes covering 80% of lifetime income benefit rider payments in excess of policy fund values and waived surrender charges related to penalty free withdrawals on certain business.
The reserve credit recorded on a statutory basis by American Equity Life under the 2019 Hannover agreement was $1.4 billion at December 31, 2020. We paid a quarterly risk charge based on the pretax statutory benefit as of the end of each calendar quarter. Risk charges attributable to our 2019 agreement with Hannover were $33.1 million, $44.7 million, and $37.8 million during 2021, 2020 and 2019, respectively. Effective October 1, 2021, we recaptured the 2019 Hannover agreement.
Intercompany Reinsurance Agreements
Effective October 1, 2021, American Equity Life entered into a reinsurance agreement with AEL Re Vermont, a wholly-owned captive reinsurance company, to cede a portion of lifetime income benefit rider payments in excess of policy fund values on a funds withheld basis ("The AEL Re Vermont Agreement"). In connection with the agreement, AEL Re Vermont entered into an excess of loss ("XOL") reinsurance agreement with Hannover to retrocede the lifetime income benefit rider payments in excess of the policy fund values ceded under the AEL Re Vermont Agreement after the funds withheld account balance is exhausted. AEL Re Vermont is permitted to carry the XOL treaty as an admitted asset on the AEL Re Vermont statutory balance sheet. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP. AEL Re Vermont incurred risk charges of $2.8 million during the year ended December 31, 2021 in relation to this XOL agreement with Hannover. The risk charges are included in other Operating costs and expenses in the Consolidated Statements of Operations.
Effective December 31, 2021, American Equity Life executed a coinsurance agreement with AEL Re Bermuda, an affiliated Bermuda reinsurer wholly owned by American Equity Investment Life Holding Company, to reinsure a quota share of fixed index annuities issued from January 1, 1997 through December 31, 2007. The treaty is maintained on a funds withheld basis. American Equity Life ceded $3.8 billion of statutory reserves and interest maintenance reserves.
All intercompany balances have been eliminated in the preparation of the accompanying financial statements.
10.     Income Taxes
We file consolidated federal income tax returns that include all of our wholly-owned subsidiaries. Our income tax expense as presented in the consolidated financial statements is summarized as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Consolidated statements of operations:
Current income taxes	$332	$3,430	$12,528
Deferred income taxes	128,423	141,071	56,947
Total income tax expense included in consolidated statements of operations	128,755	144,501	69,475
Stockholders' equity:
Expense (benefit) relating to:
Adoption of expected credit loss model	—	(2,543)	—
Change in net unrealized investment losses	(90,284)	225,746	372,472
Total income tax expense included in consolidated financial statements	$38,471	$367,704	$441,947

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expense in the consolidated statements of operations differed from the amount computed at the applicable statutory federal income tax rates of 21% for the years ended December 31, 2021, 2020, and 2019 as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Income before income taxes	$602,747	$815,961	$315,565

Income tax expense on income before income taxes	$126,577	$171,352	$66,269
Tax effect of:
State income taxes	5,239	5,749	5,111
Tax exempt net investment income	(4,715)	(4,602)	(4,385)
Tax rate differential on net operating loss carryback	—	(30,041)	—
Other	1,654	2,043	2,480
Income tax expense	$128,755	$144,501	$69,475
Effective tax rate	21.4%	17.7%	22.0%
The effective tax rate for the year ended December 31, 2020 was positively impacted by $30.0 million related to the provision of the CARES ACT which allowed net operating losses for 2018 through 2020 to be carried back to previous tax years in which a 35% statutory tax rate was in effect.
Deferred income tax assets or liabilities are established for temporary differences between the financial reporting amounts and tax bases of assets and liabilities that will result in deductible or taxable amounts, respectively, in future years. The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2021 and 2020, are as follows:

	December 31,
	2021	2020
	(Dollars in thousands)
Deferred income tax assets:
Policy benefit reserves	$1,373,485	$1,586,000
Credit losses/Impairments	15,275	28,519
Other policyholder funds	3,332	3,789
Deferred compensation	3,434	2,161
Share-based compensation	5,171	2,189
Net operating loss carryforwards	87,314	—
Other	1,140	3,569
Gross deferred tax assets	1,489,151	1,626,227
Deferred income tax liabilities:
Deferred policy acquisition costs and deferred sales inducements	(1,170,859)	(1,268,790)
Net unrealized gains on available for sale fixed maturity securities	(489,290)	(579,766)
Derivative instruments	(107,717)	(119,444)
Policy benefit reserves	(98,616)	(123,270)
Investment income items	(56,285)	(28,719)
Amounts due reinsurer	(103,234)	(5,636)
Other	(5,122)	(4,602)
Gross deferred tax liabilities	(2,031,123)	(2,130,227)
Net deferred income tax liability	$(541,972)	$(504,000)
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Realization of our deferred income tax assets is more likely than not based on expectations as to our future taxable income and considering all other available evidence, both positive and negative. Therefore, no valuation allowance against deferred income tax assets has been established as of December 31, 2021 and 2020.
There were no material income tax contingencies requiring recognition in our consolidated financial statements as of December 31, 2021. Our tax returns are subject to audit by various federal, state and local tax authorities. The Company's income tax returns are subject to examination by the IRS and state tax authorities, generally for three years after they are due or filed, whichever is later. Tax years ended before December 31, 2018 are no longer open to examination by the IRS.
At December 31, 2021, we have $87.3 million of net operating loss carryforwards for federal income tax purposes.
11.     Notes Payable and Amounts Due Under Repurchase Agreements
Notes payable includes the following:

	December 31,
	2021	2020
	(Dollars in thousands)
Senior notes due 2027
Principal	$500,000	$500,000
Unamortized debt issue costs	(3,537)	(4,086)
Unamortized discount	(213)	(246)
	$496,250	$495,668
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
On September 30, 2016, we entered into a credit agreement with six banks that provided for a $150 million unsecured revolving line of credit (the "Revolving Facility") that terminated on September 30, 2021 and a $100 million term loan that was scheduled to terminate on September 30, 2019 but was repaid on June 16, 2017 without penalty. No amounts were outstanding under the Revolving Facility at December 31, 2020.
As part of our investment strategy, we enter into securities repurchase agreements (short-term collateralized borrowings). When we do borrow cash on these repurchase agreements, we pledge collateral in the form of debt securities with fair values approximately equal to the amount due and we use the cash to purchase debt securities ahead of the time we collect the cash from selling annuity policies to avoid a lag between the investment of funds and the obligation to credit interest to policyholders. We earn investment income on the securities purchased with these borrowings at a rate in excess of the cost of these borrowings. We had no borrowings under repurchase agreements during the year ended December 31, 2021. Such borrowings averaged $14.3 million and $33.0 million for the years ended December 31, 2020 and 2019, respectively. The maximum amount borrowed during 2020 and 2019 was $186.4 million and $243.6 million, respectively. The weighted average interest rate on amounts due under repurchase agreements was 1.73% and 2.99% for the years ended December 31, 2020 and 2019, respectively.
12.   Subordinated Debentures
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
Following is a summary of subordinated debt obligations to the trusts at December 31, 2021 and 2020:

	December 31,
	2021	2020	Interest Rate	Due Date
	(Dollars in thousands)
American Equity Capital Trust II	$78,421	$78,112	5%	June 1, 2047

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
13.   Retirement and Share-based Compensation Plans
We have adopted a contributory defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all of our full-time employees subject to minimum eligibility requirements. Employees can contribute a percentage of their annual salary (up to a maximum annual contribution of $19,500 in 2021, $19,500 in 2020 and $19,000 in 2019) to the plan. We contribute an additional amount, subject to limitations, based on the voluntary contribution of the employee. Further, the plan provides for additional employer contributions based on the discretion of the Board of Directors. Plan contributions charged to expense were $2.7 million, $2.4 million and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table summarizes compensation expense recognized for employees and directors as a result of share-based compensation:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
ESOP	$3,377	$2,908	$2,547
Employee Incentive Plans	22,886	7,855	6,559
Director Equity Plans	1,262	1,056	922
	$27,525	$11,819	$10,028
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
At December 31, 2021, we had 1,924,101 shares of common stock available for future grant under the Amended Plan.
We have a long-term performance incentive plan under which certain members of our management team are granted performance-based restricted stock units pursuant to the Amended Plan or the 2016 Plan. During 2021, 2020 and 2019, we granted 186,091, 217,781 and 152,678 restricted stock units under these plans, respectively. For the 2021 grant, vesting is tied to threshold, target and maximum performance goals for the three year period ending December 31, 2023. Fifty percent of the restricted stock units will vest if we meet threshold goals, 100% of the restricted stock units will vest if we meet target performance goals and 200% of the restricted stock units will vest if we meet maximum performance goals. For the 2020 and 2019 grants, vesting is tied to threshold, target and maximum performance goals for the three year periods ending December 31, 2022 and December 31, 2021, respectively. Fifty percent of the restricted stock units will vest if we meet threshold goals, 100% of the restricted stock units will vest if we meet target performance goals and 150% of the restricted stock units will vest if we meet maximum performance goals. Compensation expense is recognized over the three year vesting period based on the likelihood of meeting threshold, target and maximum goals. Restricted stock units that ultimately vest are payable in an equal number of shares of our common stock. Restricted stock units are accounted for as equity awards and the estimated fair value of restricted stock units is based upon the closing price of our common stock on the date of grant.
During 2021, 2020 and 2019 we granted 199,597, 133,429 and 72,696, respectively, time-based restricted stock units to employees under the Amended Plan or the 2016 Plan. These grants vest one to three years following the grant date provided the participant remains employed with us. Shares will vest early upon an employee reaching 65 years of age with 10 years of service with us. Compensation expense is recognized over the vesting period. Restricted stock units that ultimately vest are payable in an equal number of shares of our common stock. Restricted stock units are accounted for as equity awards and the estimated fair value of restricted stock units is based upon the closing price of our common stock on the date of grant.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2021 and 2020, we granted 391,553 and 105,809 options to employees under the Amended Plan or the 2016 Plan at an exercise price equal to the fair market value of our common stock on the date of grant. These options vest over a period of one to five years and expire 10 years after the grant date. Compensation expense is recognized over the vesting period.
During 2021 and 2020, we granted 855,052 and 709,958 performance-based options ("Performance Options") to employees under the Amended Plan at an exercise price equal to the fair market value of our common stock on the date of grant. These Performance Options vest based upon the timing of meeting the market condition of a 30-day volume weighted average common stock price of $37.00 per common share. Fifty percent of the Performance Options granted vest upon the later of: (i) the market condition noted above being met; and (ii) the one year anniversary of the Grant Date. The remaining fifty percent of the Performance Options granted vest on the one year anniversary of the vesting of the initial fifty percent of the Performance Options. The market condition for these performance options was met on January 4, 2022. Compensation expense for the Performance Options is recognized over the requisite service period.
During 2021 and 2020, we issued 39,273 and 51,450 shares of common stock under the Amended Plan to our Directors, all of which are restricted stock, and which vest on the earlier of the next annual meeting date or one year from the grant date provided the individual remains a Director during that time period.
The 2013 Director Equity and Incentive Plan authorized the grant of options, stock appreciation rights, restricted stock awards and restricted stock units convertible into or based upon our common stock of up to 250,000 shares to our Directors. During 2019, we issued 32,000 shares of common stock, respectively, all of which are restricted stock, and which vested on the earlier of the next annual meeting date or one year from the grant date provided the individual remains a Director during that time period. At December 31, 2021, there were no shares of common stock available for future grant under the 2013 Director and Equity Incentive Plan.
During 2014, we established the 2014 Independent Insurance Agent Restricted Stock and Restricted Stock Unit Plan, which was amended during 2016. Under the amended plan, agents of American Equity Life received grants of restricted stock and restricted stock units based upon their individual sales. The plan authorized grants of up to 1,800,000 shares of our common stock. At December 31, 2021, there were no shares of common stock available for future grant under the amended 2014 Independent Insurance Agent Restricted Stock and Restricted Stock Unit Plan. We recognized commission expense and an increase to additional paid-in capital as share-based compensation equal to the fair value of the restricted stock and restricted stock units as they were earned.
In January 2017, American Equity Life's agents were granted 363,624 restricted stock units based on their production during 2016. In January 2020, agents vested in 58,617 restricted stock units granted in January 2017 based on their continued service as an independent agent and their 2019 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $1.4 million in 2019. In January 2021, agents vested in 41,735 restricted stock units granted in January 2017 based on their continued service as an independent agent and their 2020 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $0.9 million in 2020. In January 2022, agents vested in 3,568 restricted stock units granted in January 2017 based on their continued service as an independent agent and their 2021 individual sales of our products, and for which we recorded commission expense (capitalized as deferred policy acquisition costs) of $0.2 million in 2021.
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
Our 2000 Director Stock Option Plan, 2009 Employee Incentive Plan and 2011 Director Stock Option Plan authorized grants of options to officers, directors and employees for an aggregate of up to 2,975,000 shares of our common stock. All options granted under these plans have ten year terms and a six month or three year vesting period after which they become fully exercisable immediately. As of December 31, 2021, there were no options available for grant under these plans.
During 2007, 2010 and 2012 we established Independent Insurance Agent Stock Option plans. Under these plans, agents of American Equity Life received grants of options to acquire shares of our common stock based upon their individual sales. The plans authorized grants of options to agents for an aggregate of up to 8,000,000 shares of our common stock. As of December 31, 2021, there were no options available for future grant under these plans. We recognized commission expense and an increase to additional paid-in capital as share-based compensation equal to the fair value of the options as they were earned.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the number of stock options granted to employees and agents outstanding during the years ended December 31, 2021, 2020 and 2019 are as follows:

	Number of Shares	Weighted-Average Exercise Price per Share	Total Exercise Price
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2019	1,221,865	$17.41	$21,273
Granted	—	—	—
Canceled	(22,600)	18.14	(410)
Exercised	(370,352)	11.76	(4,357)
Outstanding at December 31, 2019	828,913	19.91	16,506
Granted	815,767	26.70	21,778
Canceled	(31,200)	21.50	(670)
Exercised	(355,563)	16.98	(6,038)
Outstanding at December 31, 2020	1,257,917	25.10	31,576
Granted	1,246,605	29.15	36,336
Canceled	(146,803)	25.44	(3,735)
Exercised	(295,000)	22.88	(6,749)
Outstanding at December 31, 2021	2,062,719	27.84	$57,428
The following table summarizes information about stock options outstanding at December 31, 2021:

	Stock Options Outstanding			Stock Options Vested
Range of Exercise Prices	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share
$10.52	42,000	0.43	$10.52	42,000	0.43	$10.52
$21.89 - $26.72	398,320	8.84	26.11	—	0.00	—
$27.05 - $32.58	1,622,399	9.10	28.71	—	0.00	—
$10.52 - $32.58	2,062,719	8.87	27.84	42,000	0.43	10.52
The aggregate intrinsic value for stock options outstanding and vested awards was $22.9 million and $1.2 million, respectively, at December 31, 2021. For the years ended December 31, 2021, 2020 and 2019, the total intrinsic value of options exercised by officers, directors and employees was $1.2 million, $2.2 million and $3.4 million, respectively. Intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the price of our common stock as of the reporting date. Cash received from stock options exercised for the years ended December 31, 2021, 2020 and 2019 was $6.7 million, $6.0 million and $4.4 million, respectively.
We have deferred compensation arrangements with certain officers, directors, and consultants, whereby these individuals agreed to take our common stock at a future date in lieu of cash payments at the time of service. The common stock is to be issued in conjunction with a "trigger event," as that term is defined in the individual agreements. At both December 31, 2021 and 2020, these individuals have earned, and we have reserved for future issuance, 4,500 shares of common stock pursuant to these arrangements. No equity-based deferred compensation arrangements were in effect during 2021, 2020 or 2019.
We have deferred compensation agreements with certain former officers whereby these individuals have deferred certain salary and bonus compensation which is deposited into the American Equity Officer Rabbi Trust (Officer Rabbi Trust). The assets of the Officer Rabbi Trust are included in our assets and a corresponding deferred compensation liability is recorded. The deferred compensation liability is recorded at the fair market value of the assets in the Officer Rabbi Trust with the change in fair value included as a component of compensation expense. The deferred compensation liability related to these agreements was $1.0 million and $0.8 million at December 31, 2021 and 2020, respectively. The Officer Rabbi Trust held 26,011 shares and 27,661 shares of our common stock at December 31, 2021 and 2020, respectively, which are treated as treasury shares.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Statutory Financial Information and Dividend Restrictions
Statutory accounting practices prescribed or permitted by regulatory authorities for our life insurance subsidiaries differ from GAAP. Net income (loss) for our primary life insurance subsidiary as determined in accordance with statutory accounting practices was as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
American Equity Life	$(863,818)	$(34,467)	$143,309
Statutory capital and surplus for our primary life insurance subsidiary was as follows:

	December 31,
	2021	2020
	(Dollars in thousands)
American Equity Life	$4,078,532	$3,728,732
The net loss realized by American Equity Life in accordance with statutory accounting practices for the year ended December 31, 2021 was primarily due to the impact of the recapture of the 2019 Hannover Agreement. American Equity Life is domiciled in the State of Iowa and is regulated by the Iowa Insurance Division. In some instances, the Iowa Insurance Division has adopted prescribed or permitted statutory accounting practices that differ from the required accounting outlined in National Association of Insurance Commissioners ("NAIC") Statutory Accounting Principles ("SAP"). For the year ended December 31, 2021, American Equity Life's use of prescribed statutory accounting practices resulted in lower statutory capital and surplus of $210.2 million relative to NAIC SAP due to its accounting for call option derivative instruments and fixed index annuity reserves. For the year ended December 31, 2020, American Equity Life's use of the same prescribed statutory accounting practice resulted in lower statutory capital and surplus of $366.3 million. We purchase call options to hedge the growth in interest credited on fixed index products. The Iowa Insurance Division allows an insurer to elect (1) to use an amortized cost method to account for such call options and (2) to use a fixed index annuity reserve calculation methodology under which call options associated with the current index interest crediting term are valued at zero.
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

	December 31,
	2021	2020
	(Dollars in thousands)
Total adjusted capital	$4,437,574	$3,978,901
Company Action Level RBC	1,108,796	1,069,434
Ratio of adjusted capital to Company Action Level RBC	400%	372%
Prior approval of regulatory authorities is required for the payment of dividends to the parent company by American Equity Life which exceed an annual limitation. American Equity Life may pay dividends without prior approval, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) net gain from operations before net realized capital gains/losses for the preceding calendar year or, (2) 10% of the American Equity Life's surplus at the preceding year-end. The amount of dividends permitted to be paid by American Equity Life to its parent company without prior approval of regulatory authorities is $407.9 million as of December 31, 2021.
The Parent Company relies on its subsidiaries for cash flow, which has primarily been in the form of investment management fees and dividends. Retained earnings in our consolidated financial statements primarily represent undistributed earnings of American Equity Life. As such, our ability to pay dividends is limited by the regulatory restriction placed upon insurance companies as described above. In addition, American Equity Life retains funds to allow for sufficient capital for growth.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Commitments and Contingencies
We lease our home office space and certain equipment under various operating leases. Rent expense for the years ended December 31, 2021, 2020 and 2019 totaled $3.8 million, $4.2 million and $3.3 million, respectively. At December 31, 2021, the aggregate future minimum lease payments are $12.6 million. The following represents payments due by period for operating lease obligations as of December 31, 2021 (dollars in thousands):

Year Ending December 31:
2022	$2,509
2023	2,296
2024	2,268
2025	2,154
2026	1,780
2027 and thereafter	1,567
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
In addition to our commitments to fund mortgage loans, we have unfunded commitments at December 31, 2021 to limited partnerships of $439.6 million and to fixed maturity securities of $26.4 million.
16.   Earnings Per Common Share and Stockholders' Equity
Earnings Per Common Share
The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share data)
Numerator:
Net income available to common stockholders - numerator for earnings per common share	$430,317	$637,945	$246,090

Denominator:
Weighted average common shares outstanding	93,860,378	92,055,035	91,139,453
Effect of dilutive securities:
Stock options and deferred compensation agreements	271,422	93,014	304,196
Restricted stock and restricted stock units	359,359	244,447	338,593
Denominator for earnings per common share - assuming dilution	94,491,159	92,392,496	91,782,242

Earnings per common share	$4.58	$6.93	$2.70
Earnings per common share - assuming dilution	$4.55	$6.90	$2.68
There were no options to purchase shares of our common stock outstanding excluded from the computation of diluted earnings per common share during the years ended December 31, 2021, 2020 and 2019, as the exercise price of all options outstanding was less than the average market price of our common shares for those periods.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stockholders' Equity
On June 10, 2020, we issued 12,000 shares of 6.625% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series B ("Series B") with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $290.3 million.
On November 21, 2019 we issued 16,000 shares of 5.95% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series A ("Series A") with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $388.9 million. We used a portion of the proceeds to redeem all of our floating rate subordinated debentures. See Note 12 - Subordinated Debentures for more information on the redemption of our subordinated debentures.
Dividends on the Series A and Series B preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the first day of March, June, September and December of each year, commencing on March 1, 2020 for Series A and on December 1, 2020 for Series B. For the year ended December 31, 2021, we paid dividends totaling $23.8 million and $19.9 million on the Series A preferred stock and Series B preferred stock, respectively. For the year ended December 31, 2020, we paid dividends totaling $24.5 million and $9.0 million on the Series A preferred stock and Series B preferred stock, respectively. The Series A and Series B preferred stock rank senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference. The Series A and Series B preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions.
Brookfield Equity Investment
On October 18, 2020, we announced an agreement with Brookfield under which Brookfield will acquire up to a 19.9% ownership interest of common stock in the Company. The equity investment by Brookfield will take place in two stages: an initial purchase of a 9.9% equity interest at $37.00 per share which closed on November 30, 2020 with Brookfield purchasing 9,106,042 shares, and a second purchase of up to an incremental 10.0% equity interest, at the greater value of $37.00 per share or adjusted book value per share (excluding AOCI and the net impact of fair value accounting for derivatives and embedded derivatives). The second equity investment is subject to finalization of a reinsurance transaction that closed on October 8, 2021, receipt of applicable regulatory approvals and other closing conditions. Regulatory approval related to the second equity investment was received on December 29, 2021 and an additional 6,775,000 shares were issued to Brookfield at $37.33 per share in January of 2022. Brookfield also received one seat on the Company’s Board of Directors following the initial equity investment.
Share Repurchase Program
On October 18, 2020, the Company's Board of Directors approved a $500 million share repurchase program. The purpose of the share repurchase program is to both offset dilution from the issuance of shares to Brookfield and to institute a regular cash return program for shareholders. We started the buyback program on October 30, 2020 and repurchased 5.1 million shares of our common stock for $149.4 million in the open market as of December 31, 2021. On November 19, 2021, the Company's Board of Directors authorized the repurchase of an additional $500 million of Company common stock.
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
As of December 31, 2021, we had repurchased approximately 9.1 million shares of our common stock at an average price of $29.04 per common share. As of December 31, 2021, we had $736 million of Company stock authorized for repurchase by the Company's Board of Directors.
Through February 25, 2022, we have repurchased approximately 11.6 million shares of our common shares at an average price of $31.78 per common share and have approximately $630 million remaining under our share repurchase program.
Treasury Stock
As of December 31, 2021, we held 9,936,715 shares of treasury stock with a carrying value of $260.6 million. As of December 31, 2020, we held 6,516,525 shares of treasury stock with a carrying value of $151.6 million.

Schedule I—Summary of Investments—
Other Than Investments in Related Parties

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

December 31, 2021

Column A	Column B	Column C	Column D
Type of Investment	Amortized Cost (1)	Fair Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
United States Government full faith and credit	$37,109	$37,793	$37,793
United States Government sponsored agencies	1,008,920	1,040,953	1,040,953
United States municipalities, states and territories	3,495,563	3,927,201	3,927,201
Foreign government obligations	380,646	402,545	402,545
Corporate securities	31,084,629	34,660,234	34,660,234
Residential mortgage backed securities	1,056,778	1,125,049	1,125,049
Commercial mortgage backed securities	4,708,878	4,840,311	4,840,311
Other asset backed securities	5,226,660	5,271,857	5,271,857
Total fixed maturity securities	46,999,183	51,305,943	51,305,943
Mortgage loans on real estate	5,687,998	5,867,227	5,687,998
Real estate investments	335,767	337,939	337,939
Derivative instruments	402,877	1,277,480	1,277,480
Other investments	1,764,016		1,767,144
Total investments	$55,189,841		$60,376,504
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

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$362,245	$486,670
Equity securities of subsidiary trusts	2,353	2,343
Receivable from subsidiaries	2,783	2,418
Notes receivable from subsidiaries	165,000	—
Federal income tax recoverable, including amount from subsidiaries	217,174	—
Other assets	20,134	3,078
	769,689	494,509
Investment in and advances to subsidiaries	6,387,912	6,448,924
Total assets	$7,157,601	$6,943,433

Liabilities and Stockholders' Equity
Liabilities:
Notes payable	$496,250	$495,668
Subordinated debentures payable to subsidiary trusts	78,421	78,112
Deferred income taxes	223,304	590
Federal income tax payable	—	5,395
Other liabilities	36,499	14,680
Total liabilities	834,474	594,445
Stockholders' equity:
Preferred stock, Series A	16	16
Preferred stock, Series B	12	12
Common stock	92,514	95,721
Additional paid-in capital	1,614,374	1,681,127
Accumulated other comprehensive income	1,848,789	2,203,557
Retained earnings	2,767,422	2,368,555
Total stockholders' equity	6,323,127	6,348,988
Total liabilities and stockholders' equity	$7,157,601	$6,943,433

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Net investment income	$114	$1,115	$1,755
Dividends from subsidiary trusts	159	167	469
Dividends from subsidiaries	250,000	—	—
Investment advisory fees	126,643	114,228	107,945
Surplus note interest from subsidiary	4,080	4,080	4,080
Change in fair value of derivatives	—	62	(1,650)
Loss on extinguishment of debt	—	(2,024)	(2,001)
Other revenue	8,511	346	—
Total revenues	389,507	117,974	110,598

Expenses:
Interest expense on notes payable	25,581	25,552	25,525
Interest expense on subordinated debentures issued to subsidiary trusts	5,324	5,557	15,764
Other operating costs and expenses	72,435	46,686	28,357
Total expenses	103,340	77,795	69,646
Income before income taxes and equity in undistributed income of subsidiaries	286,167	40,179	40,952
Income tax expense	11,565	13,142	11,586
Income before equity in undistributed income of subsidiaries	274,602	27,037	29,366
Equity in undistributed income of subsidiaries	199,390	644,423	216,724
Net income	473,992	671,460	246,090
Less: Preferred stock dividends	43,675	33,515	—
Net income available to common stockholders	$430,317	$637,945	$246,090

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income	$473,992	$671,460	$246,090
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	1,232	1,138	1,136
Accrual of discount on equity security	(10)	(3)	(8)
Equity in undistributed income of subsidiaries	(199,390)	(644,423)	(216,724)
Non cash dividend from subsidiaries	(80,000)	—	—
Change in fair value of derivatives	—	(62)	945
Loss on extinguishment of debt	—	2,024	2,001
Accrual of discount on debenture issued to subsidiary trust	309	289	270
Share-based compensation	10,235	3,303	2,923
Deferred income taxes	222,714	6,408	2,087
Changes in operating assets and liabilities:
Receivable from subsidiaries	(365)	(1,208)	(40)
Federal income tax recoverable/payable	(222,569)	(3,879)	382
Other assets	(5,054)	(320)	(1,229)
Other liabilities	21,819	7,617	(1,846)
Net cash provided by operating activities	222,913	42,344	35,987

Investing activities
Notes receivable from subsidiaries	$(165,000)	$—	$—
Repayment of equity securities	—	2,445	2,660
Contribution to subsidiaries	—	(210,000)	(50,000)
Purchases of property, plant and equipment	(12,642)	(48)	(117)
Net cash used in investing activities	(177,642)	(207,603)	(47,457)

Financing activities
Repayment of subordinated debentures	$—	$(81,450)	$(88,160)
Proceeds from issuance of common stock	4,844	338,061	1,691
Acquisition of treasury stock	(99,415)	(165,094)	—
Proceeds from issuance of preferred stock, net	—	290,260	388,893
Dividends paid on common stock	(31,450)	(28,859)	(27,304)
Dividends paid on preferred stock	(43,675)	(33,515)	—
Net cash provided by (used in) financing activities	(169,696)	319,403	275,120
Increase (decrease) in cash and cash equivalents	(124,425)	154,144	263,650
Cash and cash equivalents at beginning of year	486,670	332,526	68,876
Cash and cash equivalents at end of year	$362,245	$486,670	$332,526

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest on notes payable	$25,000	$25,000	$25,000
Interest on subordinated debentures	5,000	6,181	16,891
See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Note to Condensed Financial Statements
December 31, 2021

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
See Note 11- Notes Payable and Amounts Due Under Repurchase Agreements and Note 12 - Subordinated Debentures to our audited consolidated financial statements in this Form 10-K for a description of the Parent Company's notes payable and subordinated debentures payable to subsidiary trusts.

Schedule III—Supplementary Insurance Information

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable
	(Dollars in thousands)
As of December 31, 2021: Life insurance	$2,222,769	$65,477,778	$—	$226,844
As of December 31, 2020: Life insurance	$2,225,199	$62,352,882	$—	$240,904
As of December 31, 2019: Life insurance	$3,033,649	$62,261,244	$—	$256,105

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses
	(Dollars in thousands)
For the year ended December 31, 2021: Life insurance	$300,833	$2,037,475	$2,543,779	$268,328	$274,617
For the year ended December 31, 2020: Life insurance	$290,609	$2,182,078	$744,389	$649,554	$214,745
For the year ended December 31, 2019: Life insurance	$263,569	$2,307,635	$2,865,621	$87,717	$195,442
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV—Reinsurance

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2021
Life insurance in force, at end of year	$48,943	$5,131	$46,119	$89,931	51.28%
Insurance premiums and other considerations:
Annuity product charges	$262,982	$20,351	$—	$242,631	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	58,150	117	169	58,202	0.29%
	$321,132	$20,468	$169	$300,833	0.06%
Year ended December 31, 2020
Life insurance in force, at end of year	$52,234	$5,925	$49,577	$95,886	51.70%
Insurance premiums and other considerations:
Annuity product charges	$258,248	$7,021	$—	$251,227	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	39,323	139	198	39,382	0.50%
	$297,571	$7,160	$198	$290,609	0.07%
Year ended December 31, 2019
Life insurance in force, at end of year	$56,451	$6,722	$52,653	$102,382	51.43%
Insurance premiums and other considerations:
Annuity product charges	$247,827	$7,792	$—	$240,035	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	23,395	145	284	23,534	1.21%
	$271,222	$7,937	$284	$263,569	0.11%

See accompanying Report of Independent Registered Public Accounting Firm.