Form 10-Q
period 2022-03-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2022-05-09
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2022, there were 93,062,970 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Investments:
Fixed maturity securities, available for sale, at fair value (amortized cost of $49,364,915 as of 2022 and $46,999,183 as of 2021; allowance for credit losses of $6,577 as of 2022 and $2,846 as of 2021)	$49,662,120	$51,305,943
Mortgage loans on real estate (net of allowance for credit losses of $29,269 as of 2022 and $24,024 as of 2021)	5,734,872	5,687,998
Real estate investments related to consolidated variable interest entities	510,188	337,939
Derivative instruments	642,413	1,277,480
Other investments (2022 and 2021 include $350,621 and $168,711 related to consolidated variable interest entities)	1,999,113	1,767,144
Total investments	58,548,706	60,376,504

Cash and cash equivalents (2022 and 2021 include $30,067 and $23,763 related to consolidated variable interest entities)	1,933,899	4,508,982
Coinsurance deposits (net of allowance for credit losses of $2,862 as of 2022 and $2,264 as of 2021)	8,713,069	8,850,608
Accrued investment income (2022 and 2021 include $908 and $3 related to consolidated variable interest entities)	483,902	445,097
Deferred policy acquisition costs	2,840,938	2,222,769
Deferred sales inducements	1,957,518	1,546,073
Income taxes recoverable	166,067	166,586
Other assets (2022 and 2021 include $2,272 and $1,524 related to consolidated variable interest entities)	255,245	232,490
Total assets	$74,899,344	$78,349,109

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$63,730,995	$65,477,778
Other policy funds and contract claims	425,308	226,844
Notes payable	496,425	496,250
Subordinated debentures	78,502	78,421
Deferred income taxes	219,013	541,972
Funds withheld for reinsurance liabilities	3,003,062	3,124,740
Other liabilities (2022 and 2021 include $64,598 and $20,168 related to consolidated variable interest entities)	1,773,869	2,079,977
Total liabilities	69,727,174	72,025,982

Stockholders' equity:
Preferred stock, Series A; par value $1 per share; $400,000 aggregate liquidation preference; 20,000 shares authorized; issued and outstanding: 2022 - 16,000 shares; 2021 - 16,000 shares	16	16
Preferred stock, Series B; par value $1 per share; $300,000 aggregate liquidation preference; 12,000 shares authorized; issued and outstanding: 2022 - 12,000 shares; 2021 - 12,000 shares	12	12
Common stock; par value $1 per share; 200,000,000 shares authorized; issued and outstanding: 2022 - 95,019,904 shares (excluding 14,326,518 treasury shares); 2021 - 92,513,517 shares (excluding 9,936,715 treasury shares)	95,020	92,514
Additional paid-in capital	1,689,606	1,614,374
Accumulated other comprehensive income	63,706	1,848,789
Retained earnings	3,322,726	2,767,422
Total stockholders' equity attributable to American Equity Investment Life Holding Company	5,171,086	6,323,127
Noncontrolling interests	1,084	—
Total stockholders' equity	5,172,170	6,323,127
Total liabilities and stockholders' equity	$74,899,344	$78,349,109
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Premiums and other considerations	$10,078	$13,213
Annuity product charges	52,355	60,082
Net investment income	567,423	497,190
Change in fair value of derivatives	(477,519)	396,305
Net realized losses on investments	(13,127)	(4,583)
Other revenue	8,589	—
Total revenues	147,799	962,207

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	12,638	16,424
Interest sensitive and index product benefits	372,662	476,595
Amortization of deferred sales inducements	143,545	122,975
Change in fair value of embedded derivatives	(1,393,649)	(282,413)
Interest expense on notes payable	6,425	6,393
Interest expense on subordinated debentures	1,317	1,326
Amortization of deferred policy acquisition costs	225,426	203,823
Other operating costs and expenses	58,120	55,865
Total benefits and expenses	(573,516)	600,988
Income before income taxes	721,315	361,219
Income tax expense	155,092	78,535
Net income	566,223	282,684
Less: Net income available to noncontrolling interests	—	—
Net income available to American Equity Investment Life Holding Company stockholders	566,223	282,684
Less: Preferred stock dividends	10,919	10,919
Net income available to American Equity Investment Life Holding Company common stockholders	$555,304	$271,765

Earnings per common share	$5.73	$2.84
Earnings per common share - assuming dilution	$5.67	$2.82

Weighted average common shares outstanding (in thousands):
Earnings per common share	96,866	95,735
Earnings per common share - assuming dilution	97,953	96,216
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$566,223	$282,684
Other comprehensive loss:
Change in net unrealized investment gains/losses (1)	(2,263,915)	(880,509)
Reclassification of unrealized investment gains/losses to net income (1)	823	(3,411)
Other comprehensive loss before income tax	(2,263,092)	(883,920)
Income tax effect related to other comprehensive loss	478,009	185,623
Other comprehensive loss	(1,785,083)	(698,297)
Comprehensive loss	$(1,218,860)	$(415,613)
(1)Net of related adjustments to amortization of deferred sales inducements, deferred policy acquisition costs and policy benefit reserves.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the three months ended March 31, 2022
Balance at December 31, 2021	$28	$92,514	$1,614,374	$1,848,789	$2,767,422	$—	$6,323,127
Net income for period	—	—	—	—	566,223	—	566,223
Other comprehensive loss	—	—	—	(1,785,083)	—	—	(1,785,083)
Share-based compensation	—	—	5,596	—	—	—	5,596
Issuance of common stock	—	6,958	244,580	—	—	—	251,538
Treasury stock acquired, common	—	(4,452)	(174,944)	—	—	—	(179,396)
Dividends on preferred stock	—	—	—	—	(10,919)	—	(10,919)
Contributions from noncontrolling interests	—	—	—	—	—	1,084	1,084
Balance at March 31, 2022	$28	$95,020	$1,689,606	$63,706	$3,322,726	$1,084	$5,172,170

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the three months ended March 31, 2021
Balance at December 31, 2020	$28	$95,721	$1,681,127	$2,203,557	$2,368,555	$—	$6,348,988
Net income for period	—	—	—	—	282,684	—	282,684
Other comprehensive loss	—	—	—	(698,297)	—	—	(698,297)
Share-based compensation	—	—	4,296	—	—	—	4,296
Issuance of common stock	—	402	4,604	—	—	—	5,006
Treasury stock acquired, common	—	(640)	(2,358)	—	—	—	(2,998)
Dividends on preferred stock	—	—	—	—	(10,919)	—	(10,919)
Balance at March 31, 2021	$28	$95,483	$1,687,669	$1,505,260	$2,640,320	$—	$5,928,760
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$566,223	$282,684
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	372,662	476,595
Amortization of deferred sales inducements	143,545	122,975
Annuity product charges	(52,355)	(60,082)
Change in fair value of embedded derivatives	(1,393,649)	(282,413)
Change in traditional life and accident and health insurance reserves	(12,779)	5,374
Policy acquisition costs deferred	(56,569)	(97,004)
Amortization of deferred policy acquisition costs	225,426	203,823
Provision for depreciation and other amortization	2,250	1,518
Amortization of discounts and premiums on investments	(258)	8,097
Realized gains/losses on investments	13,127	4,583
Distributions from equity method investments	—	7,631
Change in fair value of derivatives	477,519	(396,305)
Deferred income taxes	155,050	58,514
Share-based compensation	5,596	4,296
Change in accrued investment income	(38,805)	(12,030)
Change in income taxes recoverable/payable	519	20,461
Change in other assets	(21,480)	(1,166)
Change in other policy funds and contract claims	197,191	(7,571)
Change in collateral held for derivatives	(584,969)	236,558
Change in funds withheld from reinsurers	80,767	—
Change in other liabilities	96,591	(92,813)
Other	(75,670)	(11,844)
Net cash provided by operating activities	99,932	471,881

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities, available for sale	1,779,328	1,116,965
Mortgage loans on real estate	536,216	105,378
Derivative instruments	280,510	400,322
Other investments	26,376	4,189
Acquisitions of investments:
Fixed maturity securities, available for sale	(3,924,643)	(757,301)
Mortgage loans on real estate	(585,867)	(228,049)
Real estate investments acquired	(168,088)	—
Derivative instruments	(185,486)	(165,390)
Other investments	(202,160)	(351,661)
Purchases of property, furniture and equipment	(2,424)	(3,724)
Net cash provided by (used in) investing activities	(2,446,238)	120,729

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Financing activities
Receipts credited to annuity policyholder account balances	$888,488	$2,420,777
Coinsurance deposits	10,757	218,987
Return of annuity policyholder account balances	(1,198,638)	(1,250,244)
Acquisition of treasury stock	(179,396)	(2,998)
Proceeds from issuance of common stock, net	251,538	5,006
Change in checks in excess of cash balance	9,393	18,384
Dividends paid on preferred stock	(10,919)	(10,919)
Net cash provided by (used in) financing activities	(228,777)	1,398,993
Increase (decrease) in cash and cash equivalents	(2,575,083)	1,991,603
Cash and cash equivalents at beginning of period	4,508,982	9,095,522
Cash and cash equivalents at end of period	$1,933,899	$11,087,125

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$1,250	$1,250
Income tax refunds received	—	(440)
Non-cash operating activity:
Deferral of sales inducements	23,446	24,850
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company ("we", "us", "our" or the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include variable interest entities (“VIE”) in which we are the primary beneficiary. All of the adjustments in the consolidated financial statements are normal recurring items which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for any other period, including for the year ended December 31, 2022. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires management estimates and assumptions using subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Our actual results could differ from these estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Federal Home Loan Bank
During the first quarter of 2022, American Equity Investment Life Insurance Company (“American Equity Life”) became a member of the Federal Home Loan Bank (“FHLB”) which provides access to collateralized borrowings and other FHLB products. We may also issue funding agreements to the FHLB. Both the collateralized borrowings and funding agreements require us to pledge qualified assets as collateral. Obligations arising from funding agreements are used in investment spread activities and reported in Other policy funds and contract claims on the Consolidated Balance Sheets. See Note 8 - Commitments and Contingencies for more information on the funding agreements issued. Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. See Note 2 - Fair Value of Financial Instruments and Note 8 - Commitments and Contingencies for more information on the common stock purchased and assets pledged as collateral.
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

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities, available for sale	$49,662,120	$49,662,120	$51,305,943	$51,305,943
Mortgage loans on real estate	5,734,872	5,792,356	5,687,998	5,867,227
Real estate investments	510,188	510,188	337,939	337,939
Derivative instruments	642,413	642,413	1,277,480	1,277,480
Other investments	1,999,113	2,057,113	1,767,144	1,767,144
Cash and cash equivalents	1,933,899	1,933,899	4,508,982	4,508,982
Coinsurance deposits	8,713,069	8,002,548	8,850,608	7,938,292

Liabilities
Policy benefit reserves	63,342,037	56,478,030	65,076,041	56,375,076
Single premium immediate annuity (SPIA) benefit reserves	224,618	234,189	226,207	235,891
Other policy funds - FHLB	200,000	200,000	—	—
Notes payable	496,425	523,085	496,250	569,485
Subordinated debentures	78,502	80,126	78,421	93,721
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

Our assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2022
Assets
Fixed maturity securities, available for sale:
United States Government full faith and credit	$38,666	$33,850	$4,816	$—
United States Government sponsored agencies	174,845	—	174,845	—
United States municipalities, states and territories	3,812,510	—	3,812,510	—
Foreign government obligations	405,166	—	405,166	—
Corporate securities	33,873,527	31,499	33,842,028	—
Residential mortgage backed securities	1,210,559	—	1,210,559	—
Commercial mortgage backed securities	4,769,867	—	4,769,867	—
Other asset backed securities	5,376,980	—	5,376,980	—
Other investments: equity securities	29,303	—	25,436	3,867
Real estate investments	510,188	—	—	510,188
Derivative instruments	642,413	—	642,413	—
Cash and cash equivalents	1,933,899	1,933,899	—	—
	$52,777,923	$1,999,248	$50,264,620	$514,055
Liabilities
Funds withheld liability - embedded derivative	$(204,806)	$—	$(204,806)	$—
Fixed index annuities - embedded derivatives	6,770,915	—	—	6,770,915
	$6,566,109	$—	$(204,806)	$6,770,915

December 31, 2021
Assets
Fixed maturity securities, available for sale:
United States Government full faith and credit	$37,793	$32,737	$5,056	$—
United States Government sponsored agencies	1,040,953	—	1,040,953	—
United States municipalities, states and territories	3,927,201	—	3,927,201	—
Foreign government obligations	402,545	—	402,545	—
Corporate securities	34,660,234	32,700	34,627,534	—
Residential mortgage backed securities	1,125,049	—	1,125,049	—
Commercial mortgage backed securities	4,840,311	—	4,840,311	—
Other asset backed securities	5,271,857	—	5,271,857	—
Other investments: equity securities	12,226	—	5,877	6,349
Real estate investments	337,939	—	—	337,939
Derivative instruments	1,277,480	—	1,277,480	—
Cash and cash equivalents	4,508,982	4,508,982	—	—
	$57,442,570	$4,574,419	$52,523,863	$344,288
Liabilities
Funds withheld liability - embedded derivative	$(2,362)	$—	$(2,362)	$—
Fixed index annuities - embedded derivatives	7,964,961	—	—	7,964,961
	$7,962,599	$—	$(2,362)	$7,964,961

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparison of the prices to a secondary pricing source, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of March 31, 2022 and December 31, 2021.
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
Real estate investments
The fair values of residential real estate investments are initially calculated based on the cost to purchase the properties and subsequently calculated based on a discounted cash flow methodology. Under the discounted cash flow method, net operating income is forecasted assuming a 10-year hold period commencing as of the valuation date. An additional year is forecast in order to determine the residual sale price at the end of the hold period, using a residual (terminal) capitalization rate. The significant inputs into the fair value calculation under the discounted cash flow method include the residual capitalization rate and discount rate. These inputs are unobservable market data; therefore, fair value of residential real estate investments falls into Level 3 in the fair value hierarchy. At March 31, 2022, the residual capitalization rates used in the fair value calculations ranged from 4.75% to 6.50% with an average rate of 5.47%. At March 31, 2022, the discount rates used in the fair value calculations ranged from 6.00% to 7.75% with an average rate of 6.72%.
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

Other investments
Equity securities are the only financial instruments included in other investments that are measured at fair value on a recurring basis. The fair value for these securities are determined using the same methods discussed above for fixed maturity securities. Financial instruments included in other investments that are not measured at fair value on a recurring basis are FHLB common stock, equity method investments, short-term loans and company owned life insurance ("COLI"). FHLB common stock is carried at cost which approximates fair value. FHLB common stock was $18.0 million as of March 31, 2022 and falls within Level 2 of the fair value hierarchy. The fair values for most of our equity method investments are obtained from third parties and are determined using a variety of valuation techniques, including discounted cash flow analysis, valuation multiples analysis for comparable investments and appraisal values. As the risk spread and liquidity discount are unobservable market inputs, the fair value of our equity method investments falls within Level 3 of the fair value hierarchy. The fair value for one of our equity method investments is based on earnings multiples derived by comparing valuations of similar entities relative to earnings data. The fair value of this equity method investment falls within Level 3 of the fair value hierarchy. The fair value of equity method investments was $717.9 million and $520.1 million as of March 31, 2022 and December 31, 2021, respectively. Due to the short-term nature of the investment, the fair value of our short-term loans approximates the carrying value. The fair value of short-term loans was $320.0 million and $320.0 million as of March 31, 2022 and December 31, 2021, respectively. Our short-term loans fall within Level 2 of the fair value hierarchy. The fair value of our COLI approximates the cash surrender value of the policies and falls within Level 2 of the fair value hierarchy. The fair value of COLI was $387.7 million and $384.3 million as of March 31, 2022 and December 31, 2021, respectively.
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
Other policy funds - FHLB
The fair values of the Company's funding agreements with the FHLB are estimated using discounted cash flow calculations based on interest rates currently being offered for similar agreements with similar maturities.
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

Funds withheld liability - embedded derivative
We estimate the fair value of the embedded derivative based on the fair value of the assets supporting the funds withheld payable under modified coinsurance reinsurance agreements. The fair value of the embedded derivative is classified as Level 2 based on valuation methods used for the assets held supporting the reinsurance agreements.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of both March 31, 2022 and December 31, 2021, we utilized an estimate of 2.10% for the expected cost of annual call options, which is based on estimated long-term account value growth and a historical review of our actual option costs.
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

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
1 - 5	3.13%	3.04%	2.20%	2.19%
6 - 10	2.91%	2.84%	2.27%	2.26%
11 - 15	4.32%	4.47%	2.11%	2.14%
16 - 20	9.30%	8.93%	1.30%	1.33%
20+	4.97%	4.93%	—%	—%
Lapse rates are generally expected to increase as surrender charge percentages decrease for policies without a lifetime income benefit rider. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.

The following table provides a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Other investments: equity securities
Beginning balance	$6,349	$—
Transfers in	—	—
Total realized/unrealized gains (losses):
Included in net income	(2,482)	—
Included in other comprehensive income (loss)	—	—
Ending balance	$3,867	$—

Real estate investments
Beginning balance	$337,939	$—
Purchases and sales, net	168,088	—
Change in fair value	4,161	—
Ending balance	$510,188	$—

Fixed index annuities - embedded derivatives
Beginning balance	$7,964,961	$7,938,281
Premiums less benefits	114,077	119,791
Change in fair value, net	(1,308,123)	(377,121)
Ending balance	$6,770,915	$7,680,951
The fair value of our fixed index annuities embedded derivatives is net of coinsurance ceded of $1,048.7 million and $1,245.0 million as of March 31, 2022 and December 31, 2021, respectively. Change in fair value, net for each period in our embedded derivatives is included in change in fair value of embedded derivatives in the unaudited consolidated statements of operations.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at March 31, 2022, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $499.4 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $193.5 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rates used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $578.3 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $229.0 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At March 31, 2022 and December 31, 2021, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (2)	Allowance for Credit Losses	Fair Value
	(Dollars in thousands)
March 31, 2022
Fixed maturity securities, available for sale:
United States Government full faith and credit	$39,302	$88	$(724)	$—	$38,666
United States Government sponsored agencies	158,596	18,473	(2,224)	—	174,845
United States municipalities, states and territories	3,694,146	214,986	(94,613)	(2,009)	3,812,510
Foreign government obligations	415,227	11,175	(21,236)	—	405,166
Corporate securities	33,550,018	1,311,404	(984,070)	(3,825)	33,873,527
Residential mortgage backed securities	1,195,436	38,688	(22,822)	(743)	1,210,559
Commercial mortgage backed securities	4,873,980	23,338	(127,451)	—	4,769,867
Other asset backed securities	5,438,210	53,355	(114,585)	—	5,376,980
	$49,364,915	$1,671,507	$(1,367,725)	$(6,577)	$49,662,120

December 31, 2021
Fixed maturity securities, available for sale:
United States Government full faith and credit	$37,109	$718	$(34)	$—	$37,793
United States Government sponsored agencies	1,008,920	32,123	(90)	—	1,040,953
United States municipalities, states and territories	3,495,563	437,456	(3,042)	(2,776)	3,927,201
Foreign government obligations	380,646	22,742	(843)	—	402,545
Corporate securities	31,084,629	3,614,047	(38,442)	—	34,660,234
Residential mortgage backed securities	1,056,778	70,434	(2,093)	(70)	1,125,049
Commercial mortgage backed securities	4,708,878	149,152	(17,719)	—	4,840,311
Other asset backed securities	5,226,660	95,304	(50,107)	—	5,271,857
	$46,999,183	$4,421,976	$(112,370)	$(2,846)	$51,305,943
(1)Amortized cost excludes accrued interest receivable of $440.5 million and $400.7 million as of March 31, 2022 and December 31, 2021, respectively.
(2)Gross unrealized losses are net of allowance for credit losses.
The amortized cost and fair value of fixed maturity securities at March 31, 2022, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$1,285,124	$1,294,473
Due after one year through five years	8,050,284	8,089,245
Due after five years through ten years	7,228,862	7,278,595
Due after ten years through twenty years	10,741,247	11,453,442
Due after twenty years	10,551,772	10,188,959
	37,857,289	38,304,714
Residential mortgage backed securities	1,195,436	1,210,559
Commercial mortgage backed securities	4,873,980	4,769,867
Other asset backed securities	5,438,210	5,376,980
	$49,364,915	$49,662,120

Net unrealized gains on available for sale fixed maturity securities reported as a separate component of stockholders' equity were comprised of the following:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Net unrealized gains on available for sale fixed maturity securities	$295,235	$4,309,606
Adjustments for assumed changes in amortization of deferred policy acquisition costs, deferred sales inducements and policy benefit reserves	(242,590)	(1,993,869)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	(11,473)	(489,482)
Net unrealized gains reported as accumulated other comprehensive income	$63,706	$1,848,789
The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO’s"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 98% of our fixed maturity portfolio rated investment grade at both March 31, 2022 and December 31, 2021, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	March 31, 2022		December 31, 2021
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$27,701,587	$28,064,072	$26,157,531	$28,785,839
2	20,740,585	20,701,013	19,758,594	21,396,020
3	772,726	748,881	909,311	941,210
4	117,725	122,867	133,070	147,160
5	3,259	3,259	16,496	15,357
6	29,033	22,028	24,181	20,357
	$49,364,915	$49,662,120	$46,999,183	$51,305,943

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 3,781 and 1,427 securities, respectively) have been in a continuous unrealized loss position, at March 31, 2022 and December 31, 2021:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(Dollars in thousands)
March 31, 2022
Fixed maturity securities, available for sale:
United States Government full faith and credit	$27,565	$(686)	$434	$(38)	$27,999	$(724)
United States Government sponsored agencies	11,468	(2,224)	—	—	11,468	(2,224)
United States municipalities, states and territories	1,161,530	(94,117)	18,344	(2,505)	1,179,874	(96,622)
Foreign government obligations	252,267	(21,236)	—	—	252,267	(21,236)
Corporate securities	12,808,738	(965,862)	131,098	(22,033)	12,939,836	(987,895)
Residential mortgage backed securities	501,285	(21,186)	32,665	(2,379)	533,950	(23,565)
Commercial mortgage backed securities	3,217,274	(111,459)	88,148	(15,992)	3,305,422	(127,451)
Other asset backed securities	2,503,524	(50,385)	1,731,947	(64,200)	4,235,471	(114,585)
	$20,483,651	$(1,267,155)	$2,002,636	$(107,147)	$22,486,287	$(1,374,302)

December 31, 2021
Fixed maturity securities, available for sale:
United States Government full faith and credit	$1,007	$(34)	$—	$—	$1,007	$(34)
United States Government sponsored agencies	759,970	(90)	—	—	759,970	(90)
United States municipalities, states and territories	168,942	(2,468)	15,711	(3,350)	184,653	(5,818)
Foreign government obligations	42,861	(843)	—	—	42,861	(843)
Corporate securities	2,375,603	(30,070)	116,819	(8,372)	2,492,422	(38,442)
Residential mortgage backed securities	250,964	(1,408)	26,917	(755)	277,881	(2,163)
Commercial mortgage backed securities	784,464	(5,500)	142,224	(12,219)	926,688	(17,719)
Other asset backed securities	1,351,324	(11,345)	1,771,182	(38,762)	3,122,506	(50,107)
	$5,735,135	$(51,758)	$2,072,853	$(63,458)	$7,807,988	$(115,216)
(1)Unrealized losses have not been reduced to reflect the allowance for credit losses of $6.6 million and $2.8 million as of March 31, 2022 and December 31, 2021, respectively.
The unrealized losses at March 31, 2022 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at March 31, 2022. Approximately 97% and 85% of the unrealized losses on fixed maturity securities shown in the above table for March 31, 2022 and December 31, 2021, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
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

Changes in net unrealized gains/losses on investments for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Fixed maturity securities available for sale carried at fair value	$(4,014,371)	$(1,661,361)

Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs, deferred sales inducements and policy benefit reserves	1,751,279	777,441
Deferred income tax asset/liability	478,009	185,623
	2,229,288	963,064
Change in net unrealized gains/losses on investments carried at fair value	$(1,785,083)	$(698,297)
Proceeds from sales of available for sale fixed maturity securities for the three months ended March 31, 2022 and 2021 were $1.2 billion and $122.2 million, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the three months ended March 31, 2022 and 2021 were $0.6 billion and $1.0 billion, respectively.
Net realized losses on investments for the three months ended March 31, 2022 and 2021, are as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$3,465	$2,367
Gross realized losses	(2,006)	(8,196)
Net credit loss (provision) release	(7,356)	(1,437)
	(5,897)	(7,266)
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	(5,245)	2,515
Gain (loss) on sale of mortgage loans	(1,985)	168
	(7,230)	2,683
	$(13,127)	$(4,583)
Realized losses on available for sale fixed maturity securities in 2022 and 2021 were realized primarily due to strategies to reposition the fixed maturity security portfolio that result in improved net investment income, credit risk or duration profiles as they pertain to our asset liability management. Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date.
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
We determine whether an allowance for credit loss should be established for debt securities by assessing pertinent facts and circumstances surrounding each security. Where the decline in fair value of debt securities is attributable to changes in market interest rates or to factors such as market volatility, liquidity and spread widening, and we anticipate recovery of all contractual or expected cash flows, we do not consider these investments to have credit loss because we do not intend to sell these investments and it is not more likely than not we will be required to sell these investments before a recovery of amortized cost, which may be maturity.

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

The following table provides a rollforward of the allowance for credit loss:

	Three Months Ended March 31, 2022
	United States Municipalities, States and Territories	Corporate Securities	Commercial Mortgage Backed Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$2,776	$—	$—	$70	$—	$2,846
Additions for credit losses not previously recorded	—	3,825	—	336	—	4,161
Change in allowance on securities with previous allowance	(767)	—	—	337	—	(430)
Reduction for securities sold during the period	—	—	—	—	—	—
Ending balance	$2,009	$3,825	$—	$743	$—	$6,577

	Three Months Ended March 31, 2021
	United States Municipalities, States and Territories	Corporate Securities	Commercial Mortgage Backed Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$2,844	$60,193	$—	$1,734	$—	$64,771
Additions for credit losses not previously recorded	—	705	—	111	—	816
Change in allowance on securities with previous allowance	(53)	1,327	—	(653)	—	621
Reduction for securities sold during the period	—	(6,510)	—	—	—	(6,510)
Ending balance	$2,791	$55,715	$—	$1,192	$—	$59,698

4. Mortgage Loans on Real Estate
Our financing receivables consist of the following three portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our mortgage loan portfolios are summarized in the following table. There were commitments outstanding of $444.2 million at March 31, 2022.

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Commercial mortgage loans:
Principal outstanding	$3,610,872	$3,633,131
Deferred fees and costs, net	(4,873)	(4,629)
Amortized cost	3,605,999	3,628,502
Valuation allowance	(24,587)	(17,926)
Commercial mortgage loans, carrying value	3,581,412	3,610,576

Agricultural mortgage loans:
Principal outstanding	464,431	408,135
Deferred fees and costs, net	(1,344)	(1,136)
Amortized cost	463,087	406,999
Valuation allowance	(558)	(519)
Agricultural mortgage loans, carrying value	462,529	406,480

Residential mortgage loans:
Principal outstanding	1,669,897	1,652,910
Deferred fees and costs, net	1,432	1,468
Unamortized discounts and premiums, net	23,726	22,143
Amortized cost	1,695,055	1,676,521
Valuation allowance	(4,124)	(5,579)
Residential mortgage loans, carrying value	1,690,931	1,670,942
Mortgage loans, carrying value	$5,734,872	$5,687,998

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

	March 31, 2022		December 31, 2021
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$596,667	16.5%	$614,406	16.9%
Middle Atlantic	296,015	8.2%	293,494	8.1%
Mountain	459,562	12.7%	452,818	12.5%
New England	59,996	1.7%	60,172	1.6%
Pacific	884,983	24.5%	863,879	23.8%
South Atlantic	758,905	21.0%	785,679	21.6%
West North Central	225,801	6.3%	235,864	6.5%
West South Central	328,943	9.1%	326,819	9.0%
	$3,610,872	100.0%	$3,633,131	100.0%
Property type distribution
Office	$353,011	9.8%	$315,374	8.7%
Medical Office	10,688	0.3%	10,827	0.3%
Retail	997,613	27.6%	1,016,101	28.0%
Industrial/Warehouse	900,747	24.9%	924,779	25.4%
Apartment	850,404	23.6%	864,580	23.8%
Hotel	285,010	7.9%	283,500	7.8%
Mixed Use/Other	213,399	5.9%	217,970	6.0%
	$3,610,872	100.0%	$3,633,131	100.0%
Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $464.4 million and $408.1 million as of March 31, 2022 and December 31, 2021, respectively. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $1.7 billion and $1.7 billion as of March 31, 2022 and December 31, 2021, respectively. These loans are collateralized by the related properties and diversified as to location within the United States.
Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Interest income is included in Net investment income on our consolidated statements of operations. Accrued interest receivable, which was $35.2 million and $37.0 million as of March 31, 2022 and December 31, 2021, respectively, is included in Accrued investment income on our consolidated balance sheets.
Loan Valuation Allowance
We establish a valuation allowance to provide for the risk of credit losses inherent in our mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost, which excludes accrued interest receivable. We do not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balances to net investment income in a timely manner. We did not charge off any uncollectible accrued interest receivable on our commercial, agricultural or residential mortgage loan portfolios for the three month periods ended March 31, 2022 or 2021, respectively.
The valuation allowances for each of our mortgage loan portfolios are estimated by deriving probability of default and recovery rate assumptions based on the characteristics of the loans in each portfolio, historical economic data and loss information, and current and forecasted economic conditions. Key loan characteristics impacting the estimate for our commercial mortgage loan portfolio include the current state of the borrower’s credit quality, which considers factors such as loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios, loan performance, underlying collateral type, delinquency status, time to maturity, and original credit scores. Key loan characteristics impacting the estimate for our agricultural and residential mortgage loan portfolios include delinquency status, time to maturity, original credit scores and LTV ratios.

The following table represents a rollforward of the valuation allowance on our mortgage loan portfolios:

	Three Months Ended March 31, 2022
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(17,926)	$(519)	$(5,579)	$(24,024)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Change in provision for credit losses	(6,661)	(39)	1,455	(5,245)
Ending allowance balance	$(24,587)	$(558)	$(4,124)	$(29,269)

	Three Months Ended March 31, 2021
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(25,529)	$(2,130)	$(3,370)	$(31,029)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Change in provision for credit losses	(610)	1,691	1,434	2,515
Ending allowance balance	$(26,139)	$(439)	$(1,936)	$(28,514)
Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of Other investments and the loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. There is no real estate held in Other investments as of March 31, 2022 or December 31, 2021. Recoveries are situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance).
Credit Quality Indicators
We evaluate the credit quality of our commercial and agricultural mortgage loans by analyzing LTV and DSC ratios and loan performance. We evaluate the credit quality of our residential mortgage loans by analyzing loan performance.
LTV and DSC ratios for our commercial mortgage loans are originally calculated at the time of loan origination and are updated annually for each loan using information such as rent rolls, assessment of lease maturity dates and property operating statements, which are reviewed in the context of current leasing and in place rents compared to market leasing and market rents. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our commercial mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at March 31, 2022 and December 31, 2021.

The amortized cost of our commercial mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at March 31, 2022 and December 31, 2021 (by year of origination):

	2022		2021		2020		2019		2018		Prior		Total
As of March 31, 2022:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$78,485	64%	$259,927	65%	$421,975	59%	$462,591	61%	$344,612	57%	$968,571	46%	$2,536,161	55%
Greater than or equal to 1.2 and less than 1.5	—	—%	12,698	67%	58,438	65%	127,455	69%	95,119	67%	251,192	60%	544,902	64%
Greater than or equal to 1.0 and less than 1.2	—	—%	320,504	45%	17,648	82%	69,336	72%	2,799	44%	47,592	58%	457,879	52%
Less than 1.0	12,491	60%	—	—%	3,240	60%	3,614	50%	13,948	76%	33,764	61%	67,057	63%
Total	$90,976	63%	$593,129	54%	$501,301	61%	$662,996	64%	$456,478	60%	$1,301,119	50%	$3,605,999	56%

	2021		2020		2019		2018		2017		Prior		Total
As of December 31, 2021:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$260,623	64%	$454,828	60%	$464,059	61%	$344,170	58%	$246,854	52%	$758,494	45%	$2,529,028	55%
Greater than or equal to 1.2 and less than 1.5	12,836	67%	58,960	66%	128,301	70%	89,293	66%	135,818	66%	129,833	57%	555,041	65%
Greater than or equal to 1.0 and less than 1.2	318,636	45%	17,762	82%	69,684	72%	11,937	75%	6,343	60%	42,125	58%	466,487	53%
Less than 1.0	—	—%	3,289	61%	26,147	63%	14,051	76%	13,385	73%	21,074	54%	77,946	65%
Total	$592,095	54%	$534,839	61%	$688,191	64%	$459,451	60%	$402,400	58%	$951,526	47%	$3,628,502	56%
LTV and DSC ratios for our agricultural mortgage loans are calculated at the time of loan origination and are evaluated annually for each loan using land value averages. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our agricultural mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at March 31, 2022 and December 31, 2021.
The amortized cost of our agricultural mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at March 31, 2022 and December 31, 2021 (by year of origination):

	2022		2021		2020		2019		2018		Prior		Total
As of March 31, 2022:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$37,099	37%	$62,058	53%	$78,431	56%	$11,553	48%	$25,000	11%	$—	—%	$214,141	46%
Greater than or equal to 1.2 and less than 1.5	22,719	55%	95,201	55%	101,189	42%	3,301	22%	—	—%	—	—%	222,410	48%
Greater than or equal to 1.0 and less than 1.2	6,925	76%	7,357	43%	4,064	36%	1,434	43%	—	—%	—	—%	19,780	53%
Less than 1.0	—	—%	—	—%	6,756	46%	—	—%	—	—%	—	—%	6,756	46%
Total	$66,743	47%	$164,616	54%	$190,440	48%	$16,288	43%	$25,000	11%	$—	—%	$463,087	48%

	2021		2020		2019		2018		2017		Prior		Total
As of December 31, 2021:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$62,548	54%	$80,919	56%	$11,645	49%	$25,000	11%	$—	—%	$—	—%	$180,112	49%
Greater than or equal to 1.2 and less than 1.5	95,738	55%	102,958	43%	3,335	22%	—	—%	—	—%	—	—%	202,031	48%
Greater than or equal to 1.0 and less than 1.2	7,478	44%	4,092	36%	4,734	50%	—	—%	—	—%	—	—%	16,304	44%
Less than 1.0	—	—%	8,552	59%	—	—%	—	—%	—	—%	—	—%	8,552	59%
Total	$165,764	54%	$196,521	49%	$19,714	45%	$25,000	11%	$—	—%	$—	—%	$406,999	48%

We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Aging of financing receivables is summarized in the following table (by year of origination):

	2022	2021	2020	2019	2018	Prior	Total
As of March 31, 2022:	(Dollars in thousands)
Commercial mortgage loans
Current	$90,976	$593,129	$501,301	$662,996	$456,478	$1,301,119	$3,605,999
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$90,976	$593,129	$501,301	$662,996	$456,478	$1,301,119	$3,605,999

Agricultural mortgage loans
Current	$66,743	$164,616	$190,440	$16,288	$25,000	$—	$463,087
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total agricultural mortgage loans	$66,743	$164,616	$190,440	$16,288	$25,000	$—	$463,087

Residential mortgage loans
Current	$172,104	$1,002,004	$332,075	$48,951	$9,669	$572	$1,565,375
30 - 59 days past due	47,750	12,618	14,235	14,311	—	—	88,914
60 - 89 days past due	—	21,040	5,133	101	2,029	—	28,303
Over 90 days past due	—	5,194	7,269	—	—	—	12,463
Total residential mortgage loans	$219,854	$1,040,856	$358,712	$63,363	$11,698	$572	$1,695,055

	2021	2020	2019	2018	2017	Prior	Total
As of December 31, 2021:	(Dollars in thousands)
Commercial mortgage loans
Current	$592,095	$534,839	$688,191	$459,451	$402,400	$951,526	$3,628,502
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$592,095	$534,839	$688,191	$459,451	$402,400	$951,526	$3,628,502

Agricultural mortgage loans
Current	$165,764	$196,521	$19,714	$25,000	$—	$—	$406,999
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total agricultural mortgage loans	$165,764	$196,521	$19,714	$25,000	$—	$—	$406,999

Residential mortgage loans
Current	$1,092,438	$454,532	$67,380	$16,898	$751	$—	$1,631,999
30 - 59 days past due	10,284	12,363	11,373	427	—	—	34,447
60 - 89 days past due	1,838	1,090	102	—	—	—	3,030
Over 90 days past due	679	5,459	907	—	—	—	7,045
Total residential mortgage loans	$1,105,239	$473,444	$79,762	$17,325	$751	$—	$1,676,521
Commercial, agricultural and residential mortgage loans are considered nonperforming when they become 90 days or more past due. When loans become nonperforming, we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a nonperforming loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a nonperforming loan back to less than 90 days past due, we will resume accruing interest income on that loan. There were 34 loans in non-accrual status at March 31, 2022 and 13 loan in non-accrual status at December 31, 2021. During the three months ended March 31, 2022 and 2021 we recognized no interest income on loans which were in non-accrual status at the respective period end.

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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. There were no mortgage loans that we determined to be a TDR at March 31, 2022 and December 31, 2021.
5. Variable Interest Entities
We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results.
Consolidated Variable Interest Entities
We are invested in two entities that invest in real estate properties. One is an investment company real estate limited partnership which owns various limited liability companies that invest in residential real estate properties and the other is an investment company real estate limited liability company that invests in multifamily real estate properties. Both entities are VIEs as each legal entity’s equity investors have insufficient equity at risk and lack of power to direct the activities that most significantly impact the economic performance of each entity. We determined we are the primary beneficiary of both entities as a result of our power to control the entities through our significant ownership. Due to the nature of these real estate investments, the investment balance will fluctuate based on changes in the fair value of the properties as well as when purchases and sales of properties are made.
We are invested in two limited partnership feeder funds which each invest in a separate limited partnership fund. One fund holds infrastructure credit assets and the other holds tech-centric middle-market loans. In both cases, the feeder fund limited partnerships are VIEs, and we determined we are the primary beneficiary as a result of our significant ownership of the limited partnerships and our obligation to absorb losses or receive benefits from the VIEs. We have consolidated the assets and liabilities of the limited partnerships, which primarily consist of an equity interest in a limited partnership.
The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of the consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	March 31, 2022		December 31, 2021
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(Dollars in thousands)
Real estate investments	$543,435	$64,598	$363,229	$20,168
Limited partnership funds	350,621	—	168,711	—
	$894,056	$64,598	$531,940	$20,168
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
The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

	March 31, 2022		December 31, 2021
	Asset Carrying Value	Maximum Exposure to Loss	Asset Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Fixed maturity securities, available for sale	$481,348	$481,348	$459,681	$459,681
Other investments	345,000	345,000	345,000	345,000
6. Derivative Instruments
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. The fair value of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the consolidated balance sheets are as follows:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Assets
Derivative instruments
Call options	$640,578	$1,276,574
Warrants	1,835	906
	$642,413	$1,277,480

Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives, net	$6,770,915	$7,964,961
Funds withheld for reinsurance liabilities
Reinsurance related embedded derivative	(204,806)	(2,362)
	$6,566,109	$7,962,599
The changes in fair value of derivatives included in the unaudited consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$(478,448)	$396,276
Warrants	929	29
	$(477,519)	$396,305
Change in fair value of embedded derivatives:
Fixed index annuities - embedded derivatives	$(1,308,123)	$(377,121)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	116,918	94,708
Reinsurance related embedded derivative	(202,444)	—
	$(1,393,649)	$(282,413)
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
Our strategy attempts to mitigate potential risk of loss due to the nonperformance of the counterparties to these call options through a regular monitoring process which evaluates the program's effectiveness. We do not purchase call options that would require payment or collateral to another institution and our call options do not contain counterparty credit-risk-related contingent features. We are exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, we purchase our option contracts from multiple counterparties and evaluate the creditworthiness of all counterparties prior to purchase of the contracts. All non-exchange traded options have been purchased from nationally recognized financial institutions with a Standard and Poor's credit rating of A- or higher at the time of purchase and the maximum credit exposure to any single counterparty is subject to concentration limits. We also have credit support agreements that allow us to request the counterparty to provide collateral to us when the fair value of our exposure to the counterparty exceeds specified amounts.
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			March 31, 2022		December 31, 2021
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa2	$3,392,015	$25,419	$3,556,256	$99,229
Barclays	A	A1	4,021,050	96,179	4,213,658	157,865
Canadian Imperial Bank of Commerce	A+	Aa2	3,496,022	78,800	3,956,329	141,540
Citibank, N.A.	A+	Aa3	2,573,024	16,407	3,190,833	115,860
Credit Suisse	A+	A1	3,655,865	40,370	3,716,868	113,295
J.P. Morgan	A+	Aa2	5,181,335	47,659	4,482,832	105,899
Morgan Stanley	A+	Aa3	2,911,156	11,199	2,223,743	47,950
Royal Bank of Canada	AA-	A1	4,247,259	85,839	3,567,972	100,472
Societe Generale	A	A1	2,373,286	39,953	2,548,072	86,494
Truist	A	A2	2,170,979	52,640	2,547,808	94,924
Wells Fargo	A+	Aa2	5,917,801	141,532	5,820,381	206,403
Exchange traded			281,721	4,581	266,601	6,643
			$40,221,513	$640,578	$40,091,353	$1,276,574
As of March 31, 2022 and December 31, 2021, we held $0.7 billion and $1.3 billion, respectively, of cash and cash equivalents and other investments from counterparties for derivative collateral, which is included in Other liabilities on our Consolidated Balance Sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts to $4.6 million and $8.5 million at March 31, 2022 and December 31, 2021, respectively.
The future index credits on our fixed index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. We must value both the call options and the related forward embedded options in the policies at fair value.
We cede certain fixed index annuity product liabilities to a third party reinsurer on a modified coinsurance basis which results in an embedded derivative. The obligation to pay the total return on the assets supporting liabilities associated with this reinsurance agreement represents a total return swap. The fair value of the total return swap is based on the unrealized gains and losses of the underlying assets held in the modified coinsurance portfolio. The reinsurance related embedded derivative is reported in Funds withheld for reinsurance liabilities on the Consolidated Balance Sheets and the change in the fair value of the embedded derivative is reported in Change in fair value of embedded derivatives on the Consolidated Statements of Operations.

7. Notes Payable
Notes payable includes the following:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Senior notes due 2027
Principal	$500,000	$500,000
Unamortized debt issue costs	(3,371)	(3,537)
Unamortized discount	(204)	(213)
	$496,425	$496,250
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
In addition to our commitments to fund mortgage loans, we have unfunded commitments at March 31, 2022 to limited partnerships of $1.2 billion and to fixed maturity securities of $13.4 million.
Through our FHLB membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of March 31, 2022, we had $200.0 million of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding. The fixed maturity security investments pledged for collateral had a fair value of $940.7 million at March 31, 2022.

9. Earnings Per Common Share and Stockholders' Equity
Earnings Per Common Share
The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands, except per share data)
Numerator:
Net income available to common stockholders - numerator for earnings per common share	$555,304	$271,765

Denominator:
Weighted average common shares outstanding	96,866,125	95,734,851
Effect of dilutive securities:
Stock options and deferred compensation agreements	612,265	181,054
Restricted stock and restricted stock units	474,923	299,760
Denominator for earnings per common share - assuming dilution	97,953,313	96,215,665

Earnings per common share	$5.73	$2.84
Earnings per common share - assuming dilution	$5.67	$2.82
There were no options to purchase shares of our common stock outstanding excluded from the computation of diluted earnings per common share during the three months ended March 31, 2022, as the exercise price of all options outstanding was less than the average market price of our common shares. During the three months ended March 31, 2021, there were 100,000 options to purchase shares of our common stock outstanding, with an exercise price of $30.50, excluded from the computation of diluted earnings per share.
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
Dividends on the Series A and Series B preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the first day of March, June, September and December of each year, commencing on March 1, 2020 for Series A and on December 1, 2020 for Series B. For the three months ended March 31, 2022, we paid dividends totaling $5.9 million on the Series A preferred stock and $5.0 million on the Series B preferred stock, respectively. For the three months ended March 31, 2021, we paid dividends totaling $5.9 million on the Series A preferred stock and $5.0 million on the Series B preferred stock, respectively. The Series A and Series B preferred stock rank senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference. The Series A and Series B preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions.
Brookfield Asset Management Equity Investment
On October 18, 2020, we announced an agreement with Brookfield Asset Management, Inc. and its affiliated entities (collectively, "Brookfield") under which Brookfield would acquire up to a 19.9% ownership interest of common stock in the Company. The equity investment by Brookfield took place in two stages: an initial purchase of a 9.9% equity interest at $37.00 per share which closed on November 30, 2020 with Brookfield purchasing 9,106,042 shares, and a second purchase of an additional 6,775,000 shares which were issued to Brookfield at $37.33 per share in January of 2022 as regulatory approval related to the second equity investment was received in December of 2021. Brookfield also received the right to nominate one candidate for the Company’s Board of Directors following the initial equity investment.

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
From the 2020 inception of the share repurchase program through March 31, 2022, we have repurchased approximately 13.6 million shares of our common stock at an average price of $32.73 per common share, including 4.5 million shares repurchased during the first quarter of 2022. As of March 31, 2022, we had $556 million remaining under our share repurchase program. Through April 30, 2022, we have repurchased approximately 15.3 million shares of our common shares at an average price of $33.43 per common share and have approximately $489 million remaining under our share repurchase program.
Treasury Stock
As of March 31, 2022, we held 14,326,518 shares of treasury stock with a carrying value of $438.6 million. As of December 31, 2021, we held 9,936,715 shares of treasury stock with a carrying value of $260.6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at March 31, 2022, and the unaudited consolidated results of operations for the three month periods ended March 31, 2022 and 2021, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2021. Interim operating results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the entire year. Preparation of financial statements requires use of management estimates and assumptions.
Cautionary Statement Regarding Forward-Looking Information
All statements, trend analysis and other information contained in this report and elsewhere (such as in filings by us with the SEC, press releases, presentations by us or management or oral statements) may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events and do not relate strictly to historical or current facts. They may relate to markets for our products, trends in our operations or financial results, strategic alternatives, future operations, strategies, plans, partnerships, investments, share buybacks and other financial developments. They use words and terms such as anticipate, assume, believe, can, continue, could, enable, estimate, expect, foreseeable, goal, improve, intend, likely, may, model, objective, opportunity, outlook, plan, potential, project, risk seek, should, strategy, sustainable, target, will, would, and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all forms of speech and derivative forms, or similar words, as well as any projections of future events or results. Forward-looking statements, by their nature, are subject to a variety of assumptions, risks, and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Factors that may cause our actual decisions or results to differ materially from those contemplated by these forward-looking statements include, among other things:
•    results differing from assumptions, estimates, and models.
•    interest rate condition changes.
•    investment losses or failures to grow as quickly as expected due to market, credit, liquidity, concentration, default, and other risks.
•    option costs increases.
•    counterparty credit risks.
•    third parties service-provider failures to perform or to comply with legal or regulatory requirements.
•    poor attraction and retention of customers or distributors due to competitors’ greater resources, broader array of products, and higher ratings.
•    information technology and communication systems failures or security breaches.
•    credit or financial strength downgrades.
•    inability to raise additional capital to support our business and sustain our growth on favorable terms.
•    U.S. and global capital market and economic deterioration due to major public health issues, including the COVID-19 pandemic, political or social developments, or otherwise.
•    failure to authorize and pay dividends on our preferred stock.
•    subsidiaries’ inability to pay dividends or make other payments to us.
•    failure at reinsurance, investment management, or third-party capital arrangements.
•    failure to prevent excessive risk-taking.
•    failure of policies and procedures to protect from operational risks.
•    increased litigation, regulatory examinations, and tax audits.
•    changes to laws, regulations, accounting, and benchmarking standards.
•    takeover or combination delays or deterrence by laws, corporate governance documents, or change-in-control agreements.
•    effects of climate changes, or responses to it.
•    failure of efforts to meet environmental, social, and governance standards and to enhance sustainability.
For a detailed discussion of these and other factors that might affect our performance, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. Forward-looking statements speak only as of the date the statement was made and the Company undertakes no obligation to update such forward-looking statements. There can be no assurance that other factors not currently disclosed or anticipated by the Company will not materially adversely affect our results of operations or plans. Investors are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf.
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
While the business looks considerably different today than it did when it was started back in 1995, the themes have been consistent. We offer our customers simple fixed and fixed index annuity products, which we primarily sell through independent insurance agents in the IMO distribution channel. We have consistently been a leader in the IMO market. We benefit from two secular trends: the demographic trends of people retiring or getting close to retirement who want to accumulate wealth through index based investing while protecting their principal and the need of retirees and pre-retirees to have a way to deaccumulate their wealth into income for life. A traditional brokerage based equity bond portfolio can’t really meet these unique needs, but a fixed index annuity can as part of holistic financial plan. Finally, there is a scarcity value to what we do: that is originating billions of dollars of annuity funding each year at scale from the IMO channel, which is generally longer term funding than that achieved through sales in the bank and broker dealer channel.
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
During the first quarter of 2022, we continued to make significant progress in the execution of the AEL 2.0 strategy. Key areas of progress include the following:
•We transitioned the management of assets for our Bermuda reinsurer to Conning, Inc. In addition, we continued to re-tool our investment management platform, expanded our underwriting and risk capital allocation lens for additional sectors, and expanded our capabilities in multi-family real estate investing through a new joint venture. We also continued to create and expand relationships with specialty asset managers to target certain sub-sectors and began leveraging those partnerships to invest in private assets. As of March 31, 2022, we have approximately $8.4 billion invested in private assets with a clear path to our goal of ramping to a 30% to 40% allocation to private assets over time.
•We executed an agreement with North End Re (Cayman) SPC (“North End Re”), a wholly owned subsidiary of Brookfield Reinsurance to expand our income products that will fund the additional $6 billion in capacity that exists under the reinsurance treaty signed with North End Re in 2021.
•We repurchased 4.5 million shares of Company common stock at an average price of $39.29.
•We established a new five-year credit agreement for $300 million in unsecured delayed draw term loan commitments. This agreement is part of our plans for access to liquidity for general corporate purposes as we continue to implement AEL 2.0. There have been no loans drawn on this agreement to date.
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

During the first quarter of 2022, an additional 6,775,000 shares were issued to Brookfield at $37.33 per share, the Company's adjusted book value as of September 30, 2021. The additional issuance increased Brookfield's total combined ownership to approximately 16% of the Company's common stock.
On October 18, 2020, the Company's Board of Directors approved a $500 million share repurchase program. On November 19, 2021, the Company's Board of Directors authorized the repurchase of an additional $500 million of Company common stock. The purpose of the share repurchase program is to both offset dilution from the issuance of shares to Brookfield and to institute a regular capital return program for shareholders. From the 2020 inception of the share repurchase program through March 31, 2022, we have repurchased approximately 13.6 million shares of our common stock at an average price of $32.73 per common share. Through April 30, 2022, we have repurchased approximately 15.3 million shares of our common shares at an average price of $33.43 per common share and have approximately $489 million remaining under our share repurchase program.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended March 31,
	2022	2021
Average yield on invested assets	4.15%	3.58%
Aggregate cost of money	1.64%	1.58%
Aggregate investment spread	2.51%	2.00%

Impact of:
Investment yield - additional prepayment income	0.03%	0.11%
Cost of money benefit from over hedging	0.03%	0.02%
The cost of money for fixed index annuities and average crediting rates for fixed rate annuities are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2021. With respect to our fixed index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate strategy and expenses we incur to fund the annual index credits. Proceeds received upon expiration of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities and Financial Condition - Derivative Instruments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2021.
Average yield on invested assets increased primarily as a result of strong returns on partnerships and other mark to market assets, lower cash balances and the ramp in private assets partly offset by lower prepayment income. See Net investment income. The aggregate cost of money increased primarily due to an increase in options costs as compared to the prior period. We have the flexibility to reduce our crediting rates if necessary and could decrease our cost of money by approximately 68 basis points if we reduce current rates to guaranteed minimums.

Results of Operations for the Three Months Ended March 31, 2022 and 2021
Annuity deposits by product type collected during the three months ended March 31, 2022 and 2021, were as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
American Equity Investment Life Insurance Company:
Fixed index annuities	$755,980	$516,995
Annual reset fixed rate annuities	1,062	2,167
Multi-year fixed rate annuities	2,345	787,192
Single premium immediate annuities	13,453	13,959
	772,840	1,320,313
Eagle Life Insurance Company:
Fixed index annuities	126,754	148,836
Annual reset fixed rate annuities	7	162
Multi-year fixed rate annuities	2,340	965,425
	129,101	1,114,423
Consolidated:
Fixed index annuities	882,734	665,831
Annual reset fixed rate annuities	1,069	2,329
Multi-year fixed rate annuities	4,685	1,752,617
Single premium immediate annuities	13,453	13,959
Total before coinsurance ceded	901,941	2,434,736
Coinsurance ceded	213,563	3,048
Net after coinsurance ceded	$688,378	$2,431,688
Annuity deposits before and after coinsurance ceded decreased 63% and 72%, respectively, during the first quarter of 2022 compared to the same period in 2021. The decrease in sales for the three months ended March 31, 2022 compared to the same period in 2021 was driven by a reduction in sales of multi-year fixed rate annuity products at both American Equity Life and Eagle Life. Sales of fixed index annuities increased by 33% as compared to the same period in 2021. The growth in fixed index annuity sales follows the product refreshes at both American Equity Life and Eagle Life during the second half of 2021. Our 2022 sales strategy is to focus on sales of fixed index annuities.
Prior to January 1, 2021, we had been ceding 80% of the annuity deposits received from certain multi-year rate guaranteed annuities and 20% of certain fixed index annuities sold by Eagle Life through broker/dealers and banks to an unaffiliated reinsurer. Beginning January 1, 2021, no new business is being ceded to the unaffiliated reinsurer. Effective July 1, 2021, we ceded 100% of an in-force block of fixed index annuities and began ceding 75% of certain fixed index annuities issued after July 1, 2021 to North End Re which caused the increase in coinsurance ceded premiums for the three months ended March 31, 2022 compared to the same period in 2021.
Net income available to common stockholders increased to $555.3 million in the first quarter of 2022 compared to $271.8 million for the same period in 2021. The increase in net income available to common stockholders for the three months ended March 31, 2022 was driven primarily by an increase in net investment income, a decrease in the change in fair value of embedded derivatives and a decrease in interest sensitive and index product benefits. These changes were offset by a decrease in the change in fair value of derivatives and increases in amortization of deferred sales inducements and deferred policy acquisition costs.
Net income available to common stockholders for the three months ended March 31, 2022 was positively impacted by an increase in the aggregate investment spread as previously noted. Net income, in general, is impacted by the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) decreased 3% to $53.2 billion for the first quarter of 2022 compared to $54.9 billion for the same period in 2021. Our investment spread measured in dollars was $346.4 million for the first quarter of 2022 compared to $275.6 million for the same period in 2021. Investment income for the first quarter of 2022 was positively impacted by strong returns on partnerships and other mark to market assets, lower cash balances and the ramp in private assets. Our investment spread has been negatively impacted by the extended low interest rate environment and by holding higher levels of cash and cash equivalents (see Net investment income). The higher levels of cash and cash equivalent holdings decreased in the fourth quarter of 2021 and the first quarter of 2022 with the execution of the reinsurance treaty with North End Re and the investment of cash balances above our target levels.

Net income is also impacted by the change in fair value of derivatives and embedded derivatives, which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income for the three months ended March 31, 2022 was positively impacted by a decrease in expected index credits on the next policy anniversary dates resulting from decreases in the fair value of the call options acquired to fund these index credits and a net increase in the discount rates use to estimate the fair value of our embedded derivative liabilities, the impact of which was partially offset by increases in amortization of deferred policy acquisition costs and deferred sales inducements related to the change in fair value of derivatives and embedded derivatives. Net income for the three months ended March 31, 2021 was positively impacted by a net increase in the discount rates used to estimate the fair value of our embedded derivative liabilities, the impact of which was partially offset by increases in amortization of deferred policy acquisition costs and deferred sales inducements related to the change in fair value of derivatives and embedded derivatives. See Change in fair value of derivatives, Change in fair value of embedded derivatives, Amortization of deferred sales inducements and Amortization of deferred policy acquisition costs.
Non-GAAP operating income available to common stockholders, a non-GAAP financial measure, increased to $89.9 million in the first quarter of 2022 compared to $41.4 million for the same period in 2021.
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
The adjustments made to net income available to common stockholders to arrive at non-GAAP operating income available to common stockholders for the three months ended March 31, 2022 and 2021 are set forth in the table that follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Reconciliation from net income available to common stockholders to non-GAAP operating income available to common stockholders:
Net income available to American Equity Investment Life Holding Company common stockholders	$555,304	$271,765
Adjustments to arrive at non-GAAP operating income available to common stockholders:
Net realized losses on financial assets, including credit losses	10,285	3,516
Change in fair value of derivatives and embedded derivatives	(603,354)	(297,634)
Income taxes	127,661	63,794
Non-GAAP operating income available to common stockholders	$89,896	$41,441
The amounts disclosed in the reconciliation above are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and accretion of lifetime income benefit rider reserves where applicable.
The increase in non-GAAP operating income available to common stockholders for the three months ended March 31, 2022 compared to the same period in 2021 was primarily attributable to an increase in aggregate investment spread as previously noted. The increase in investment spread was partially offset by a greater increase in the liability for future benefits to be paid for lifetime income benefit riders and an increase in other operating costs and expenses during the three months ended March 31, 2022 compared to the same period in 2021. See Net investment income, Interest sensitive and index product benefits and Other operating costs and expenses.

Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) decreased 13% to $52.4 million in the first quarter of 2022 compared to $60.1 million for the same period in 2021. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Surrender charges	$15,541	$19,481
Lifetime income benefit riders (LIBR) fees	36,814	40,601
	$52,355	$60,082

Withdrawals from annuity policies subject to surrender charges	$267,336	$260,658
Average surrender charge collected on withdrawals subject to surrender charges	5.8%	7.5%

Fund values on policies subject to LIBR fees	$4,558,943	$5,304,479
Weighted average per policy LIBR fee	0.81%	0.77%
The decrease in annuity product charges is attributable to lower average surrender charges collected on withdrawals subject to surrender charges and a decrease in fees assessed for lifetime income benefit riders due to a smaller volume of business in force subject to the fee slightly offset by an increase in the average fees being charged as compared to the prior period. The smaller volume of business subject to the fee is primarily due to the execution of the North End Re reinsurance treaty which was effective on July 1, 2021. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders.
Net investment income increased 14% to $567.4 million in the first quarter of 2022 compared to $497.2 million for the same period in 2021. The increase was principally attributable to an increase in the average yield earned on average invested assets during the three months ended March 31, 2022 compared to the same period in 2021.. Average invested assets excluding derivative instruments (on an amortized cost basis) decreased 2% to $54.7 billion for the first quarter of 2022 compared to $55.7 billion for the same period in 2021.
The average yield earned on average invested assets was 4.15% for the first quarter of 2022 compared to 3.58% for the same period in 2021. The increase in yield earned on average invested assets for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to strong returns on partnerships and other mark to market assets, lower average cash balances and the ramp in private assets partly offset by lower prepayment income. Cash and cash equivalents holdings averaged $1.7 billion during the three months ended March 31, 2022, compared to $8.6 billion during the three months ended March 31, 2021. As of March 31, 2022, we held approximately $576 million of cash and cash equivalents in our investment portfolios which is towards the low end of our stated target portfolio allocation of 1% to 2% of our investment portfolio in cash and cash equivalents.
The expected return on investments purchased during the three months ended March 31, 2022 was 3.58%, net of third-party investment management expenses, including $887 million of privately sourced assets with an expected return of 5.41%.
Change in fair value of derivatives primarily consists of call options purchased to fund annual index credits on fixed index annuities. The components of change in fair value of derivatives are as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Call options:
Gain on option expiration	$51,787	$178,066
Change in unrealized gains/losses	(530,235)	218,210
Warrants	929	29
	$(477,519)	$396,305

The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based which impacts the level of gains on call option expirations, the fair values of those call options and changes in the fair values of those call options between periods. The change in gain on option expiration and unrealized gains/losses on call options for the three months ended March 31, 2022 compared to the same period in 2021 is due to equity market performance in the first quarter of 2022 compared to the same period in 2021. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three months ended March 31, 2022 and 2021 is as follows:

Three Months Ended March 31,
	2022	2021
S&P 500 Index
Point-to-point strategy	0.6% - 12.5%	0.0% - 42.6%
Monthly average strategy	1.0% - 8.6%	0.0% - 29.4%
Monthly point-to-point strategy	0.0% - 12.9%	0.0% - 21.7%
Volatility control index point-to-point strategy	0.0% - 7.3%	0.0% - 8.1%
Fixed income (bond index) strategies	0.0% - 5.1%	0.0% - 10.0%
The change in fair value of derivatives is also influenced by the aggregate cost of options purchased. The aggregate cost of options for the three months ended March 31, 2022 was higher than for the same period in 2021 as option costs increased during the first quarter of 2022. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2021.
Net realized gains (losses) on investments includes gains and losses on the sale of securities and other investments and changes in allowances for credit losses on our securities and mortgage loans on real estate. Net realized gains (losses) on investments fluctuate from year to year primarily due to changes in the interest rate and economic environment and the timing of the sale of investments. See Note 3 - Investments and Note 4 - Mortgage Loans on Real Estate to our unaudited consolidated financial statements and Financial Condition - Credit Losses for a detailed presentation of the types of investments that generated the gains (losses) as well as discussion of credit losses on our securities recognized during the periods presented and Financial Condition - Investments and Note 4 - Mortgage Loans on Real Estate to our unaudited consolidated financial statements for discussion of credit losses recognized on mortgage loans on real estate.
Securities sold at losses are generally due to our long-term fundamental concern with the issuers' ability to meet their future financial obligations or to improve our risk or duration profiles as they pertain to our asset liability management.
Other revenue was $8.6 million for the three months ended March 31, 2022 and primarily consists of $2.9 million related to asset liability management fees and $5.7 million of amortization related to the deferred gain associated with the cost of reinsurance. Both of these items are associated with the North End Re reinsurance treaty which was effective July 1, 2021.
Interest sensitive and index product benefits decreased 22% to $372.7 million in the first quarter of 2022 compared to $476.6 million for the same period in 2021. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Index credits on index policies	$224,385	$345,737
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	62,791	58,123
Lifetime income benefit riders	85,486	72,735
	$372,662	$476,595
The decrease in index credits for the three months ended March 31, 2022 compared to the same period in 2021 was due to changes in the level of appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $228.1 million for the three months ended March 31, 2022, compared to $349.1 million for the same period in 2021. The increase in interest credited for the three months ended March 31, 2022 compared to the same period in 2021 was due to increases in single premium deferred annuity products that receive a fixed rate of interest partially offset by a reduction in interest credited to funds allocated to the fixed option within our fixed index annuities due to a decrease in the net average balance allocated to the fixed option. The increase in benefits recognized for lifetime income benefit riders for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to the impact on the calculation of the lifetime income benefit rider reserve of actual results compared to expected results for items such as gross profits, lifetime income benefit rider election rates and the level of index credits. The net impact of updating expected results with actual results led to a larger increase in the lifetime income benefit rider reserve for the three months ended March 31, 2022 compared to the same period in 2021. This was partially offset by a decrease in fund value of policies with lifetime income benefit riders as a result of the North End Re reinsurance treaty, which correlates to the decrease in fees discussed in Annuity product charges.

The liability (net of coinsurance ceded) for lifetime income benefit riders was $2.5 billion and $2.8 billion at March 31, 2022 and December 31, 2021, respectively which includes the impact of unrealized gains and losses on available for sale securities on the liability for lifetime income benefit riders of $64.6 million and $482.8 million at March 31, 2022 and December 31, 2021, respectively.
Amortization of deferred sales inducements is based on historical, current and future expected gross profits. The changes in amortization from period to period are the result of differences in actual gross profits compared to expected or modeled gross profits and changes to the underlying business. The increase in amortization after gross profit adjustments for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to an increase in actual gross profits for the three months ended March 31, 2022 compared to the same period in 2021. Bonus products represented 64% and 75% of our net annuity account values at March 31, 2022 and March 31, 2021, respectively. The amount of amortization is affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years.
Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$53,184	$53,187
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	91,337	70,245
Net realized losses on investments	(976)	(457)
Amortization of deferred sales inducements after gross profit adjustments	$143,545	$122,975
Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives (see Note 6 - Derivative Instruments to our unaudited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Fixed index annuities - embedded derivatives	$(1,308,123)	$(377,121)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	116,918	94,708
Reinsurance related embedded derivative	(202,444)	—
	$(1,393,649)	$(282,413)
The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in the expected annual cost of options we will purchase in the future to fund index credits beyond the next policy anniversary; (iii) changes in the discount rates used in estimating our embedded derivative liabilities; and (iv) the growth in the host component of the policy liability. The amounts presented as "Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting" represent the total change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date, less the change in fair value of our fixed index annuities embedded derivative. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2021.
The primary reason for the decrease in the change in fair value of the fixed index annuity embedded derivatives during the three months ended March 31, 2022 compared to the same period of 2021 was due to a decrease in expected index credits on the next policy anniversary dates resulting from a decrease in the fair value of the call options acquired to fund the index credits during the three months ended March 31, 2022 compared to an increase in the expected index credits resulting from an increase in the fair value of the call options acquired to fund these index credits during the three months ended March 31, 2021 and a larger increase in the net discount rate during the three months ended March 31, 2022 compared to the same period in 2021. The discount rates used in estimating our embedded derivative liabilities fluctuate based on the changes in the general level of risk free interest rates and our own credit spread.

The reinsurance agreement executed in 2021 with North End Re to cede certain fixed index annuity product liabilities on a modified coinsurance basis contains an embedded derivative. The fair value of this embedded derivative is based on the unrealized gains and losses of the underlying assets held in the modified coinsurance portfolio which decreased during the three months ended March 31, 2022. See Note 6 - Derivative Instruments for discussion on this embedded derivative.
Amortization of deferred policy acquisition costs is based on historical, current and future expected gross profits. The changes in amortization from period to period are the result of differences in actual gross profits compared to expected or modeled gross profits and changes to the underlying business. The increase in amortization after gross profit adjustments for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to an increase in actual gross profits for the three months ended March 31, 2022 compared to the same period in 2021. The amount of amortization is affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts.
Amortization of deferred policy acquisition costs is summarized as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$74,633	$78,657
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	152,516	125,920
Net realized losses on investments	(1,723)	(754)
Amortization of deferred policy acquisition costs after gross profit adjustments	$225,426	$203,823
Other operating costs and expenses increased 4% to $58.1 million in the first quarter of 2022 compared to $55.9 million for the same period in 2021 and are summarized as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Salary and benefits	$36,187	$27,953
Risk charges	2,880	12,042
Other	19,053	15,870
Total other operating costs and expenses	$58,120	$55,865
Salary and benefits for the three months ended March 31, 2022 increased $8.2 million compared to the same period in 2021. This increase was primarily a result of an increase in salary and benefits of $6.3 million and an increase of $1.7 million related to expense recognized under our equity and cash incentive compensation programs ("incentive compensation programs") for the three months ended March 31, 2022 compared to the same period in 2021. The increase in salary and benefits was primarily due to an increased number of employees related to our continued growth and implementation of AEL 2.0. The increase in expenses related to our incentive compensation programs was primarily due to an increase in the expected payouts due to a larger number of employees participating in the programs.
Risk charges decreased for the three months ended March 31, 2022 compared to the same period in 2021. The decrease in risk charge expense for the three months ended March 31, 2022 is due to the recapture of an existing reinsurance agreement which was replaced with a new agreement with a lower risk charge.
Other expenses increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily as a result of increases in travel and agent conference related expenses as we continue to emerge from the COVID-19 pandemic, non-deferrable marketing and sales expenses, depreciation and maintenance expenses primarily related to software and hardware assets and premium taxes.
We expect the level of other operating costs and expenses to settle into the $60 million per quarter range for the foreseeable future as we continue to execute on the AEL 2.0 strategy.
Income tax expense was $155.1 million in the first quarter of 2022 compared to $78.5 million for the same period in 2021. The changes in income tax expense were primarily due to changes in income before income taxes as well as changes in the effective income tax rates. The effective income tax rates were 21.5% and 21.7% for the three months ended March 31, 2022 and 2021, respectively.

Income tax expense and the resulting effective tax rate are based upon two components of income (loss) before income taxes ("pretax income") that are taxed at different tax rates. Life insurance income is generally taxed at a statutory rate of approximately 21.5% reflecting the absence of state income taxes for substantially all of the states that the life insurance subsidiaries do business in. The income (loss) for the parent company and other non-life insurance subsidiaries (the "non-life insurance group") is generally taxed at a statutory tax rate of 28.7% reflecting the combined federal and state income tax rates. The effective income tax rates resulting from the combination of the income tax provisions for the life and non-life sources of income (loss) vary from period to period based primarily on the relative size of pretax income from the two sources.

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
The composition of our investment portfolio is summarized as follows:

	March 31, 2022		December 31, 2021
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
United States Government full faith and credit	$38,666	0.1%	$37,793	0.1%
United States Government sponsored agencies	174,845	0.3%	1,040,953	1.7%
United States municipalities, states and territories	3,812,510	6.5%	3,927,201	6.5%
Foreign government obligations	405,166	0.7%	402,545	0.7%
Corporate securities	33,873,527	57.8%	34,660,234	57.4%
Residential mortgage backed securities	1,210,559	2.1%	1,125,049	1.9%
Commercial mortgage backed securities	4,769,867	8.1%	4,840,311	8.0%
Other asset backed securities	5,376,980	9.2%	5,271,857	8.7%
Total fixed maturity securities	49,662,120	84.8%	51,305,943	85.0%
Mortgage loans on real estate	5,734,872	9.8%	5,687,998	9.4%
Real estate investments	510,188	0.9%	337,939	0.6%
Derivative instruments	642,413	1.1%	1,277,480	2.1%
Other investments	1,999,113	3.4%	1,767,144	2.9%
	$58,548,706	100.0%	$60,376,504	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or credit losses while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are in investment grade (typically NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	March 31, 2022		December 31, 2021
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$27,771,213	55.9%	$28,275,431	55.2%
Baa	20,986,780	42.3%	21,875,939	42.6%
Total investment grade	48,757,993	98.2%	50,151,370	97.8%
Ba	711,175	1.4%	930,384	1.8%
B	104,496	0.2%	118,065	0.2%
Caa	32,177	0.1%	39,354	0.1%
Ca and lower	56,279	0.1%	66,770	0.1%
Total below investment grade	904,127	1.8%	1,154,573	2.2%
	$49,662,120	100.0%	$51,305,943	100.0%

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
The NAIC introduced 20 NAIC designation modifiers that are applied to each NAIC designation to determine a security's NAIC designation category. New risk-based capital charges for each of the 20 designated categories for reporting were effective beginning December 31, 2021.
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
Our fixed maturity security portfolio is managed to minimize risks such as defaults or impairments while earning a sufficient and stable return on our investments. Our strategy with respect to our fixed maturity securities portfolio has been to invest primarily in investment grade securities. Investment grade is NAIC 1 and 2 securities and Baa3/BBB- and better securities on the NRSRO scale. We expect this strategy to meet the objective of minimizing risk while also managing asset capital charges on a regulatory capital basis.
A summary of our fixed maturity securities by NAIC designation is as follows:

	March 31, 2022				December 31, 2021
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$27,701,587	$28,064,072	$28,064,072	56.5%	$26,157,531	$28,785,839	$28,785,839	56.1%
2	20,740,585	20,701,013	20,701,013	41.7%	19,758,594	21,396,020	21,396,020	41.7%
3	772,726	748,881	748,881	1.6%	909,311	941,210	941,210	1.9%
4	117,725	122,867	122,867	0.2%	133,070	147,160	147,160	0.3%
5	3,259	3,259	3,259	—%	16,496	15,357	15,357	—%
6	29,033	22,028	22,028	—%	24,181	20,357	20,357	—%
	$49,364,915	$49,662,120	$49,662,120	100.0%	$46,999,183	$51,305,943	$51,305,943	100.0%
The amortized cost and fair value of fixed maturity securities at March 31, 2022, by contractual maturity, are presented in Note 3 - Investments to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses, Net of Allowance	Allowance for Credit Losses	Fair Value
		(Dollars in thousands)
March 31, 2022
Fixed maturity securities, available for sale:
United States Government full faith and credit	13	$28,723	$(724)	$—	$27,999
United States Government sponsored agencies	1	13,692	(2,224)	—	11,468
United States municipalities, states and territories	242	1,276,496	(94,613)	(2,009)	1,179,874
Foreign government obligations	24	273,503	(21,236)	—	252,267
Corporate securities	2,003	13,927,731	(984,070)	(3,825)	12,939,836
Residential mortgage backed securities	136	557,515	(22,822)	(743)	533,950
Commercial mortgage backed securities	519	3,432,873	(127,451)	—	3,305,422
Other asset backed securities	843	4,350,056	(114,585)	—	4,235,471
	3,781	$23,860,589	$(1,367,725)	$(6,577)	$22,486,287

December 31, 2021
Fixed maturity securities, available for sale:
United States Government full faith and credit	2	$1,041	$(34)	$—	$1,007
United States Government sponsored agencies	6	760,060	(90)	—	759,970
United States municipalities, states and territories	42	190,471	(3,042)	(2,776)	184,653
Foreign government obligations	3	43,704	(843)	—	42,861
Corporate securities	600	2,530,864	(38,442)	—	2,492,422
Residential mortgage backed securities	74	280,044	(2,093)	(70)	277,881
Commercial mortgage backed securities	108	944,407	(17,719)	—	926,688
Other asset backed securities	592	3,172,613	(50,107)	—	3,122,506
	1,427	$7,923,204	$(112,370)	$(2,846)	$7,807,988
The unrealized losses at March 31, 2022 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at December 31, 2021, and the continued impact the COVID-19 pandemic had on credit markets. Approximately 97% and 85% of the unrealized losses on fixed maturity securities shown in the above table for March 31, 2022 and December 31, 2021, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
The increase in unrealized losses from December 31, 2021 to March 31, 2022 was primarily due to an increase in treasury yields during the three months ended March 31, 2022. The 10-year U.S. Treasury yields at March 31, 2022 and December 31, 2021 were 2.32% and 1.52%, respectively. The 30-year U.S. Treasury yields at March 31, 2022 and December 31, 2021 were 2.44% and 1.90%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses (1)	Percent of Total
	(Dollars in thousands)
March 31, 2022
1	$12,448,541	55.4%	$(712,830)	52.1%
2	9,452,120	42.0%	(616,967)	45.1%
3	512,724	2.3%	(32,628)	2.4%
4	55,444	0.2%	(3,564)	0.3%
5	—	—%	—	—%
6	17,458	0.1%	(1,736)	0.1%
	$22,486,287	100.0%	$(1,367,725)	100.0%
December 31, 2021
1	$4,174,438	53.5%	$(37,884)	33.7%
2	3,197,575	41.0%	(57,354)	51.0%
3	376,996	4.8%	(13,723)	12.2%
4	33,229	0.4%	(1,083)	1.0%
5	9,506	0.1%	(1,140)	1.0%
6	16,244	0.2%	(1,186)	1.1%
	$7,807,988	100.0%	$(112,370)	100.0%
(1)Gross unrealized losses have been adjusted to reflect the allowance for credit loss of $6.6 million and $2.8 million as of March 31, 2022 and December 31, 2021, respectively.
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 3,781 and 1,427 securities, respectively) have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021, along with a description of the factors causing the unrealized losses is presented in Note 3 - Investments to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

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
		(Dollars in thousands)
March 31, 2022
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	3,331	$21,283,120	$20,050,463	$(1,232,657)
Six months or more and less than twelve months	47	229,623	211,037	(18,586)
Twelve months or greater	297	1,717,713	1,639,158	(78,555)
Total investment grade	3,675	23,230,456	21,900,658	(1,329,798)
Below investment grade:
Less than six months	37	229,114	218,192	(10,922)
Six months or more and less than twelve months	3	4,968	3,959	(1,009)
Twelve months or greater	66	389,474	363,478	(25,996)
Total below investment grade	106	623,556	585,629	(37,927)
	3,781	$23,854,012	$22,486,287	$(1,367,725)

December 31, 2021
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	1,024	$5,582,431	$5,536,216	$(46,215)
Six months or more and less than twelve months	39	132,110	130,156	(1,954)
Twelve months or greater	281	1,752,779	1,705,640	(47,139)
Total investment grade	1,344	7,467,320	7,372,012	(95,308)
Below investment grade:
Less than six months	12	43,808	43,057	(751)
Six months or more and less than twelve months	7	28,544	25,706	(2,838)
Twelve months or greater	64	380,686	367,213	(13,473)
Total below investment grade	83	453,038	435,976	(17,062)
	1,427	$7,920,358	$7,807,988	$(112,370)
(1)Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss of $6.6 million and $2.8 million as of March 31, 2022 and December 31, 2021, respectively.

The amortized cost and fair value of fixed maturity securities (excluding United States Government and United States Government sponsored agency securities) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost, Net of Allowance (1)	Fair Value	Gross Unrealized Losses, Net of Allowance (1)
(Dollars in thousands)
March 31, 2022
Investment grade:
Less than six months	1	$10,646	$5,855	$(4,791)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	1	10,646	5,855	(4,791)
Below investment grade:
Less than six months	70	514,567	422,904	(91,663)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total below investment grade	70	514,567	422,904	(91,663)
	71	$525,213	$428,759	$(96,454)

December 31, 2021
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—
Below investment grade:
Less than six months	—	—	—	—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total below investment grade	—	—	—	—
	—	$—	$—	$—
(1) Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss of $6.6 million and $2.8 million as of March 31, 2022 and December 31, 2021, respectively.

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

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
March 31, 2022
Due in one year or less	$23,087	$22,766
Due after one year through five years	2,296,021	2,217,092
Due after five years through ten years	3,441,123	3,276,775
Due after ten years through twenty years	3,268,371	3,025,381
Due after twenty years	6,491,543	5,869,430
	15,520,145	14,411,444
Residential mortgage backed securities	557,515	533,950
Commercial mortgage backed securities	3,432,873	3,305,422
Other asset backed securities	4,350,056	4,235,471
	$23,860,589	$22,486,287

December 31, 2021
Due in one year or less	$762,035	$761,590
Due after one year through five years	509,458	505,312
Due after five years through ten years	546,453	535,258
Due after ten years through twenty years	638,205	627,275
Due after twenty years	1,069,989	1,051,478
	3,526,140	3,480,913
Residential mortgage backed securities	280,044	277,881
Commercial mortgage backed securities	944,407	926,688
Other asset backed securities	3,172,613	3,122,506
	$7,923,204	$7,807,988
International Exposure
We hold fixed maturity securities with international exposure. As of March 31, 2022, 11.5% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. Our fixed maturity securities with international exposure are primarily denominated in U.S. dollars. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	March 31, 2022
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
Europe	$2,417,640	$2,447,197	4.9%
Asia/Pacific	461,785	469,183	0.9%
Latin America	271,796	273,595	0.6%
Non-U.S. North America	1,456,147	1,471,361	3.0%
Australia & New Zealand	365,755	361,059	0.7%
Other	718,852	714,793	1.4%
	$5,691,975	$5,737,188	11.5%

All of the securities presented in the table above are investment grade (NAIC designation of either 1 or 2), except for the following:

	March 31, 2022
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
Europe	$27,540	$26,690
Asia/Pacific	90	85
Latin America	31,657	33,002
Non-U.S. North America	39,820	39,469
Australia & New Zealand	59	55
Other	42,129	42,728
	$141,295	$142,029
Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e., significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of credit losses. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. For corporate issuers, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. For asset-backed securities, we evaluate changes in factors such as collateral performance, default rates, loss severities and expected cash flows. At March 31, 2022, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance	Net Unrealized Losses, Net of Allowance	Fair Value
		(Dollars in thousands)
Corporate securities - Public securities	2	$726	$—	$726	$(600)	$126
Corporate securities - Private placement securities	1	10,646	(3,825)	6,821	(966)	5,855
Residential mortgage backed securities	16	29,030	(743)	28,287	(1,424)	26,863
Commercial mortgage backed securities	12	143,502	—	143,502	(875)	142,627
Other asset backed securities	1	3,259	—	3,259	—	3,259
United States municipalities, states and territories	5	19,062	(2,009)	17,053	—	17,053
	37	$206,225	$(6,577)	$199,648	$(3,865)	$195,783
We expect to recover the unrealized losses, net of allowances, as we did not have the intent to sell and it was not more likely than not that we would be required to sell these securities prior to recovery of the amortized cost basis, net of allowances. Our analysis of these securities and their credit performance at March 31, 2022 is as follows:
Corporate securities: The corporate securities included on the watch list primarily include a security in the utilities industry that is under financial stress due to the impact of power outages.
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
Credit Losses
We have a policy and process to identify securities in our investment portfolio for which we recognize credit loss. See Note 3 - Investments to our unaudited consolidated financial statements.
During the three months ended March 31, 2022, we recognized $7.4 million of credit losses which includes $3.8 million of credit loss on a corporate security and $3.7 million on structured securities on which we had the intent to sell such securities as of March 31, 2022 partially offset by a $0.1 million net reduction in credit losses on certain other securities.
During the three months ended March 31, 2021, we recognized $1.4 million of credit losses which includes $2 million of credit losses on corporate securities partially offset by a $0.6 million net reduction in credit losses on residential mortgage back securities.

Several factors led us to believe that full recovery of amortized cost is not expected on the securities for which we recognized credit losses. A discussion of these factors, our policy and process to identify securities that could potentially have credit loss is presented in Note 3 - Investments to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Mortgage Loans on Real Estate
Our financing receivables consist of three mortgage loan portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our commercial mortgage loan portfolio consists of loans with an outstanding principal balance of $3.6 billion and $3.6 billion as of March 31, 2022 and December 31, 2021, respectively. This portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $464.4 million and $408.1 million as of March 31, 2022 and December 31, 2021, respectively. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $1.7 billion and $1.7 billion as of March 31, 2022 and December 31, 2021, respectively. These loans are collateralized by the related properties and diversified as to location within the United States. Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.
At March 31, 2022 and December 31, 2021, the largest principal amount outstanding for any single commercial mortgage loan was $83.0 million and $81.5 million, respectively, and the average loan size was $5.3 million and $5.3 million, respectively. In addition, the average loan-to-value ratio for commercial and agricultural mortgage loans combined was 51.9% and 52.3% at March 31, 2022 and December 31, 2021, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan-to-value ratio is indicative of our conservative underwriting policies and practices for originating mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 - Mortgage Loans on Real Estate to our unaudited consolidated financial statements in this Form 10-Q, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund mortgage loans up to 90 days in advance. At March 31, 2022, we had commitments to fund commercial mortgage loans totaling $132.9 million, with interest rates ranging from 3.43% to 4.30%. During 2022 and 2021, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the three months ended March 31, 2022, we received $34.9 million in cash for loans being paid in full compared to $56.2 million for the three months ended March 31, 2021. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate. As March 31, 2022, we had commitments to fund agricultural mortgage loans totaling $89.5 million with interest rates ranging from 3.65% to 4.73%, and had commitments to fund residential mortgage loans totaling $221.8 million with interest rates ranging from 7.00% to 12.00%.
See Note 4 - Mortgage Loans on Real Estate to our unaudited consolidated financial statements, incorporated by reference, for a presentation of our valuation allowance, foreclosure activity and troubled debt restructure analysis. We have a process by which we evaluate the credit quality of each of our mortgage loans. This process utilizes each loan's loan-to-value and debt service coverage ratios as primary metrics. See Note 4 - Mortgage Loans on Real Estate to our unaudited consolidated financial statements, incorporated by reference, for a summary of our portfolio by loan-to-value and debt service coverage ratios.
We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Commercial, agricultural and residential loans are considered nonperforming when they are 90 days or more past due. Aging of financing receivables is summarized in the following table:

	Current	30-59 days past due	60-89 days past due	Over 90 days past due	Total
As of March 31, 2022:	(Dollars in thousands)
Commercial mortgage loans	$3,605,999	$—	$—	$—	$3,605,999
Agricultural mortgage loans	463,087	—	—	—	463,087
Residential mortgage loans	1,565,375	88,914	28,303	12,463	1,695,055
Total mortgage loans	$5,634,461	$88,914	$28,303	$12,463	$5,764,141

As of December 31, 2021:
Commercial mortgage loans	$3,628,502	$—	$—	$—	$3,628,502
Agricultural mortgage loans	406,999	—	—	—	406,999
Residential mortgage loans	1,631,999	34,447	3,030	7,045	1,676,521
Total mortgage loans	$5,667,500	$34,447	$3,030	$7,045	$5,712,022

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
None of our derivatives qualify for hedge accounting, thus, any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. A presentation of our derivative instruments along with a discussion of the business strategy involved with our derivatives is included in Note 6 - Derivative Instruments to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Liquidity and Capital Resources
Our insurance subsidiaries generally have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $(316.8) million for the three months ended March 31, 2022 compared to $1,389.5 million for the three months ended March 31, 2021, with the decrease attributable to a $1,742.8 million decrease in net annuity deposits after coinsurance and a $36.5 million (after coinsurance) decrease in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and mortgage loans. We have a highly liquid investment portfolio that can be used to meet policyholder and other obligations as needed. In addition, we intend to hold approximately 1% to 2% of our investment portfolio in cash and cash equivalents.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2022, up to $407.9 million can yet be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $2.5 billion of statutory earned surplus at March 31, 2022.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of March 31, 2022, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to maintain its insurer financial strength rating. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
Cash and cash equivalents of the parent holding company at March 31, 2022, were $474.4 million. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions. On February 15, 2022, we established a new five-year credit agreement for $300 million in unsecured delayed draw term loan commitments. This agreement is part of our plans for access to liquidity for general corporate purposes as we continue to implement our strategic transformation to an at-scale origination, spread and capital light fee-based business, and to manage capital to grow as well as produce returns for shareholders. There have been no loans drawn on this agreement to date.
In January 2022, American Equity Life became a member of the Federal Home Loan Bank of Des Moines ("FHLB") which provides access to collateralized borrowings and other FHLB products. We may also issue funding agreements to the FHLB. Both the collateralized borrowings and funding agreements require us to pledge qualified assets as collateral. Obligations arising from funding agreements, which totaled $200 million as of March 31, 2022 are used in investment spread activities.

New Accounting Pronouncements
See Note 1 - Significant Accounting Policies to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Regulatory Developments
Financial Strength Ratings
Standard & Poor’s (“S&P”) has proposed insurance company capital analysis changes. S&P proposes to discount the value of certain assets that have no S&P rating, and more heavily discount the value of assets without a rating from either of two of its competitors, Moody’s or Fitch, as well. If S&P adopts these changes, we may need to re-evaluate and restructure our assets, raise capital, hold more capital, change our investment strategies, or suffer a ratings change.
Investments Regulation
The Iowa Insurance Division has proposed streamlining and clarifying changes to Iowa law on admitted assets. The changes would, if approved by the legislature, conform Iowa law more closely to NAIC models. For example, it would allow certain currently-excluded assets to be admitted, eliminate certain Iowa-specific valuation formulae, and eliminate some limitations on securities and real estate investments. If the legislature enacts these changes, we would review and reconfigure our investments in light of the new requirements and opportunities they pose. We do not expect legislative consideration, if any, until at least 2023.
Privacy and Cybersecurity
The SEC has proposed new cybersecurity disclosure rules for public companies. Under the proposed rule, registrants would have to disclose information about material cybersecurity incidents on a Current Report on Form 8-K within four days of concluding that the incident is material, and update that disclosure at points of its analysis and response to the incident. Registrants would also have to disclose aspects of cybersecurity risk management annually, including governance processes and Board and management responsibilities, and director cybersecurity expertise.
Other U.S. Federal Initiatives
The SEC has proposed new climate-related disclosure rules for public companies. Among other things, the proposed rules would require registrant disclosure on (1) governance of climate-related risks; (2) climate-related impacts on strategy, business model and outlook; (3) climate-related risk management; (4) greenhouse gas ("GHG") emissions; and (5) any internal carbon price or climate-related targets and goals. Large accelerated filers, such as us, would also have to obtain attestation by an independent third party of certain of their GHG emissions metrics. The proposed rules would also require registrants to include climate-related financial statement metrics (which would consist of disaggregated climate-related impacts on existing financial statement line items) and related disclosures in a note to audited financial statements, subject to adequate internal controls and to audit by an independent registered public accounting firm. Depending on the ultimate rules the SEC adopts, the cost and other impacts of such a rule on us may be significant.
The SEC has proposed new rules related to trading plans under Rule 10b5-1. The rules would require a registrant 30-day "cooling off" period between plan adoption and the first transaction under the plan; limit registrants to a single plan for a class of securities, such as common stock, at any given time. The SEC has also proposed new daily registrant disclosure of securities repurchases. Depending on the ultimate rules the SEC adopts, the cost and other impacts of such rules on us may be significant.
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
If interest rates were to increase 10% (24 basis points) from levels at March 31, 2022, we estimate that the fair value of our fixed maturity securities would decrease by approximately $1,010.6 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements and policy benefit reserves) would be a decrease of $416.6 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of a credit loss) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2021 for a further discussion of the liquidity risk.
The amortized cost of fixed maturity securities that are callable at the option of the issuer, excluding securities with a make-whole provision, was $2.5 billion as of March 31, 2022. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. In addition, we have $3.8 billion of floating rate fixed maturity securities as of March 31, 2022. Generally, interest rates on these floating rate fixed maturity securities are based on the 3 month LIBOR rate and are reset quarterly. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At March 31, 2022, approximately 92% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies. At March 31, 2022, approximately 18% of our annuity liabilities were at minimum guaranteed crediting rates.
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

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Proceeds received at expiration of options related to such credits	$228,092	$349,119
Annual index credits to policyholders on their anniversaries	224,385	345,737
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of March 31, 2022 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8 - Commitments and Contingencies to the unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 1, for any required disclosure.
Item 1A. Risk Factors
We describe certain factors that may affect our business or operations under "Risk Factors" in Part I, Item 1A, of our 2021 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2022, we issued 6,775,000 shares of our common stock to Brookfield Asset Management Reinsurance Partners Ltd. (together with its affiliates, "Brookfield Reinsurance") at $37.33 per share, our adjusted book value as of September 30, 2021. The issuance was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act. Brookfield Reinsurance represented to us that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that it is acquiring the common stock for investment purposes and not with a view to, or for sale in connection with, any distribution thereof.
Issuer Purchases of Securities
The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Program
	(shares)	(dollars)	(shares)	(dollars in thousands)
January 1, 2022 - January 31, 2022	1,066,600	$41.75	1,066,600	$691,054
February 1, 2022 - February 28, 2022	1,545,923	$41.32	1,545,923	$627,176
March 1, 2022 - March 31, 2022	1,839,628	$38.56	1,839,628	$556,236
Total	4,452,151		4,452,151
(a)On October 18, 2020, the Company's Board of Directors approved a $500 million share repurchase program. On November 19, 2021, the Company's Board of Directors authorized the repurchase of an additional $500 million of Company common stock.
We repurchased approximately 6.3 million shares of our common stock, for approximately $250 million, from January 1 through April 30, 2022..
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information
None.

Item 6. Exhibits
Note Regarding Reliance on Statements in Our Contracts and Other Exhibits: We include agreements and other exhibits to this report to provide information regarding their terms and not to provide any other factual or disclosure information about us, our subsidiaries or affiliates, or the other parties to the agreements, or for any other purpose. The agreements and other exhibits may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement or other arrangement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have in many cases been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or other exhibit, or such other date or dates as may be specified in the document and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Number	Description
10.1 *	Form of 2022-2024 Performance-Based Employee Restricted Stock Unit Award Agreement under the American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan
10.2 *	Form of 2022 Time-Based Employee Restricted Stock Unit Award Agreement (Two- or Three-Year Cliff) under the American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan
10.3 *	Form of 2022 Time-Based Employee Restricted Stock Unit Award Agreement (Two-Year Ratable) under the American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan
10.4 *	Second Amendment to the American Equity Investment Life Holding Company Amended and Restated Short-Term Incentive Plan, effective January 1, 2022
10.5 *	Deferred Long-Term Incentive Cash Plan, effective January 1, 2022
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	The cover page from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended March 31, 2022 formatted in iXBRL and contained in Exhibit 101.

*Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 9, 2022	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ Dewayne Lummus
Dewayne Lummus
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)