Form 10-Q
period 2022-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2022-08-09
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2022, there were 87,638,191 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments:
Fixed maturity securities, available for sale, at fair value (amortized cost of $48,468,027 as of 2022 and $46,999,183 as of 2021; allowance for credit losses of $6,187 as of 2022 and $2,846 as of 2021)	$45,323,775	$51,305,943
Mortgage loans on real estate (net of allowance for credit losses of $32,388 as of 2022 and $24,024 as of 2021)	6,228,616	5,687,998
Real estate investments related to consolidated variable interest entities	672,475	337,939
Derivative instruments	200,781	1,277,480
Other investments (2022 and 2021 include $548,576 and $168,711 related to consolidated variable interest entities)	2,112,169	1,767,144
Total investments	54,537,816	60,376,504

Cash and cash equivalents (2022 and 2021 include $33,525 and $23,763 related to consolidated variable interest entities)	1,287,225	4,508,982
Coinsurance deposits (net of allowance for credit losses of $6,644 as of 2022 and $2,264 as of 2021)	8,600,297	8,850,608
Accrued investment income (2022 and 2021 include $1,378 and $3 related to consolidated variable interest entities)	492,539	445,097
Deferred policy acquisition costs	3,474,319	2,222,769
Deferred sales inducements	2,380,288	1,546,073
Deferred income taxes	76,936	—
Income taxes recoverable	135,241	166,586
Other assets (2022 and 2021 include $4,430 and $1,524 related to consolidated variable interest entities)	678,605	232,490
Total assets	$71,663,266	$78,349,109

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$62,280,575	$65,477,778
Other policy funds and contract claims	522,763	226,844
Notes payable	496,552	496,250
Subordinated debentures	78,584	78,421
Deferred income taxes	—	541,972
Funds withheld for reinsurance liabilities	2,936,366	3,124,740
Other liabilities (2022 and 2021 include $75,176 and $20,168 related to consolidated variable interest entities)	1,465,040	2,079,977
Total liabilities	67,779,880	72,025,982

Stockholders' equity:
Preferred stock, Series A; par value $1 per share; $400,000 aggregate liquidation preference; 20,000 shares authorized; issued and outstanding: 2022 and 2021 - 16,000 shares	16	16
Preferred stock, Series B; par value $1 per share; $300,000 aggregate liquidation preference; 12,000 shares authorized; issued and outstanding: 2022 and 2021 - 12,000 shares	12	12
Common stock; par value $1 per share; 200,000,000 shares authorized; issued and outstanding: 2022 - 90,168,512 shares (excluding 19,220,002 treasury shares); 2021 - 92,513,517 shares (excluding 9,936,715 treasury shares)	90,169	92,514
Additional paid-in capital	1,507,601	1,614,374
Accumulated other comprehensive income (loss)	(1,387,968)	1,848,789
Retained earnings	3,672,387	2,767,422
Total stockholders' equity attributable to American Equity Investment Life Holding Company	3,882,217	6,323,127
Noncontrolling interests	1,169	—
Total stockholders' equity	3,883,386	6,323,127
Total liabilities and stockholders' equity	$71,663,266	$78,349,109
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Premiums and other considerations	$3,831	$14,595	$13,909	$27,808
Annuity product charges	55,514	63,759	107,869	123,841
Net investment income	592,308	499,320	1,159,731	996,510
Change in fair value of derivatives	(506,181)	500,880	(983,700)	897,185
Net realized losses on investments	(33,272)	(3,114)	(46,399)	(7,697)
Other revenue	9,195	—	17,784	—
Total revenues	121,395	1,075,440	269,194	2,037,647

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	7,091	15,828	19,729	32,252
Interest sensitive and index product benefits	234,855	812,981	607,517	1,289,576
Amortization of deferred sales inducements	90,446	(12,520)	233,991	110,455
Change in fair value of embedded derivatives	(885,984)	273,713	(2,279,633)	(8,700)
Interest expense on notes payable	6,461	6,394	12,886	12,787
Interest expense on subordinated debentures	1,346	1,326	2,663	2,652
Amortization of deferred policy acquisition costs	142,354	(16,906)	367,780	186,917
Other operating costs and expenses	59,923	65,050	118,043	120,915
Total benefits and expenses	(343,508)	1,145,866	(917,024)	1,746,854
Income (loss) before income taxes	464,903	(70,426)	1,186,218	290,793
Income tax expense (benefit)	104,327	(15,732)	259,419	62,803
Net income (loss)	360,576	(54,694)	926,799	227,990
Less: Net income (loss) available to noncontrolling interests	(4)	—	(4)	—
Net income (loss) available to American Equity Investment Life Holding Company stockholders	360,580	(54,694)	926,803	227,990
Less: Preferred stock dividends	10,919	10,919	21,838	21,838
Net income (loss) available to American Equity Investment Life Holding Company common stockholders	$349,661	$(65,613)	$904,965	$206,152

Earnings (loss) per common share	$3.78	$(0.69)	$9.56	$2.16
Earnings (loss) per common share - assuming dilution	$3.74	$(0.69)	$9.46	$2.15

Weighted average common shares outstanding (in thousands):
Earnings (loss) per common share	92,544	94,801	94,693	95,265
Earnings (loss) per common share - assuming dilution	93,375	95,379	95,652	95,795
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$360,576	$(54,694)	$926,799	$227,990
Other comprehensive income (loss):
Change in net unrealized investment gains/losses (1)	(1,824,723)	657,759	(4,088,638)	(222,750)
Reclassification of unrealized investment gains/losses to net income (loss) (1)	(12,968)	(1,240)	(12,145)	(4,651)
Other comprehensive income (loss) before income tax	(1,837,691)	656,519	(4,100,783)	(227,401)
Income tax effect related to other comprehensive income (loss)	386,017	(137,868)	864,026	47,755
Other comprehensive income (loss)	(1,451,674)	518,651	(3,236,757)	(179,646)
Comprehensive income (loss)	$(1,091,098)	$463,957	$(2,309,958)	$48,344
(1)Net of related adjustments to amortization of deferred sales inducements, deferred policy acquisition costs and policy benefit reserves.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the three months ended June 30, 2022
Balance at March 31, 2022	$28	$95,020	$1,689,606	$63,706	$3,322,726	$1,084	$5,172,170
Net income (loss) for period	—	—	—	—	360,580	(4)	360,576
Other comprehensive loss	—	—	—	(1,451,674)	—	—	(1,451,674)
Share-based compensation	—	—	824	—	—	—	824
Issuance of common stock	—	94	1,210	—	—	—	1,304
Treasury stock acquired, common	—	(4,945)	(184,039)	—	—	—	(188,984)
Dividends on preferred stock	—	—	—	—	(10,919)	—	(10,919)
Contributions from noncontrolling interests	—	—	—	—	—	89	89
Balance at June 30, 2022	$28	$90,169	$1,507,601	$(1,387,968)	$3,672,387	$1,169	$3,883,386

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the three months ended June 30, 2021
Balance at March 31, 2021	$28	$95,483	$1,687,669	$1,505,260	$2,640,320	$—	$5,928,760
Net loss for period	—	—	—	—	(54,694)	—	(54,694)
Other comprehensive income	—	—	—	518,651	—	—	518,651
Share-based compensation	—	—	8,860	—	—	—	8,860
Issuance of common stock	—	57	97	—	—	—	154
Treasury stock acquired, common	—	(2,986)	(92,091)	—	—	—	(95,077)
Dividends on preferred stock	—	—	—	—	(10,919)	—	(10,919)
Balance at June 30, 2021	$28	$92,554	$1,604,535	$2,023,911	$2,574,707	$—	$6,295,735

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the six months ended June 30, 2022
Balance at December 31, 2021	$28	$92,514	$1,614,374	$1,848,789	$2,767,422	$—	$6,323,127
Net income (loss) for period	—	—	—	—	926,803	(4)	926,799
Other comprehensive loss	—	—	—	(3,236,757)	—	—	(3,236,757)
Share-based compensation	—	—	6,420	—	—	—	6,420
Issuance of common stock	—	7,052	245,790	—	—	—	252,842
Treasury stock acquired, common	—	(9,397)	(358,983)	—	—	—	(368,380)
Dividends on preferred stock	—	—	—	—	(21,838)	—	(21,838)
Contributions from noncontrolling interests	—	—	—	—	—	1,173	1,173
Balance at June 30, 2022	$28	$90,169	$1,507,601	$(1,387,968)	$3,672,387	$1,169	$3,883,386

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the six months ended June 30, 2021
Balance at December 31, 2020	$28	$95,721	$1,681,127	$2,203,557	$2,368,555	$—	$6,348,988
Net income for period	—	—	—	—	227,990	—	227,990
Other comprehensive loss	—	—	—	(179,646)	—	—	(179,646)
Share-based compensation	—	—	13,156	—	—	—	13,156
Issuance of common stock	—	459	4,701	—	—	—	5,160
Treasury stock acquired, common	—	(3,626)	(94,449)	—	—	—	(98,075)
Dividends on preferred stock	—	—	—	—	(21,838)	—	(21,838)
Balance at June 30, 2021	$28	$92,554	$1,604,535	$2,023,911	$2,574,707	$—	$6,295,735
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$926,799	$227,990
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	607,517	1,289,576
Amortization of deferred sales inducements	233,991	110,455
Annuity product charges	(107,869)	(123,841)
Change in fair value of embedded derivatives	(2,279,633)	(8,700)
Change in traditional life and accident and health insurance reserves	(16,585)	11,340
Policy acquisition costs deferred	(104,913)	(180,158)
Amortization of deferred policy acquisition costs	367,780	186,917
Provision for depreciation and other amortization	10,264	2,771
Amortization of discounts and premiums on investments	(4,711)	15,444
Realized gains/losses on investments	46,399	7,697
Distributions from equity method investments	2,204	9,934
Change in fair value of derivatives	983,700	(897,185)
Deferred income taxes	245,118	27,386
Share-based compensation	6,420	13,156
Change in accrued investment income	(47,442)	689
Change in income taxes recoverable/payable	31,345	(40,157)
Change in other assets	(29,655)	233
Change in other policy funds and contract claims	293,303	(9,728)
Change in collateral held for derivatives	(1,051,808)	156,410
Change in funds withheld from reinsurers	213,493	—
Change in other liabilities	84,036	(149,371)
Other	(97,383)	(26,614)
Net cash provided by operating activities	312,370	624,244

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities, available for sale	3,456,943	2,533,134
Mortgage loans on real estate	1,082,235	265,375
Derivative instruments	373,481	1,169,965
Other investments	354,056	5,582
Acquisitions of investments:
Fixed maturity securities, available for sale	(4,883,166)	(2,102,899)
Mortgage loans on real estate	(1,664,966)	(398,515)
Real estate investments acquired	(361,820)	(258,237)
Derivative instruments	(393,783)	(363,423)
Other investments	(589,861)	(390,678)
Purchases of property, furniture and equipment	(8,327)	(9,788)
Net cash provided by (used in) investing activities	(2,635,208)	450,516

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Financing activities
Receipts credited to annuity policyholder account balances	$1,666,306	$3,585,604
Coinsurance deposits	45,108	497,397
Return of annuity policyholder account balances	(2,449,267)	(2,614,942)
Acquisition of treasury stock	(368,380)	(98,075)
Proceeds from issuance of common stock, net	252,842	5,160
Change in checks in excess of cash balance	(23,690)	677
Dividends paid on preferred stock	(21,838)	(21,838)
Net cash provided by (used in) financing activities	(898,919)	1,353,983
Increase (decrease) in cash and cash equivalents	(3,221,757)	2,428,743
Cash and cash equivalents at beginning of period	4,508,982	9,095,522
Cash and cash equivalents at end of period	$1,287,225	$11,524,265

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$15,000	$15,000
Income taxes	—	75,574
Income tax refunds received	16,877	—
Non-cash operating activity:
Deferral of sales inducements	46,688	49,662
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company ("we", "us", "our" or the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include variable interest entities (“VIE”) in which we are the primary beneficiary. All of the adjustments in the consolidated financial statements are normal recurring items which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and six month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for any other period, including for the year ended December 31, 2022. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires management estimates and assumptions using subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Our actual results could differ from these estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Derivative Instruments
During the second quarter of 2022, we entered into interest rate swaps which were designated as fair value hedges. A fair value hedge is a hedge of the exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment, that are attributable to a particular risk. The accounting for a fair value hedge is determined at hedge inception. Hedge accounting can be applied if, at inception, and throughout the hedging period, the changes in the fair value of the derivative are highly effective at offsetting the changes in fair value of the hedged asset, liability or unrecognized firm commitment that are attributable to the risk being hedged. When hedge accounting is applied, the change in fair value of the hedged asset, liability or unrecognized firm commitment attributable to the hedged risk are reported in the same line item in the Consolidated Statements of Operations as the changes in fair value of the derivative instrument. For fair value hedges of fixed maturity securities, the change in fair value attributable to the risk being hedged is recognized in the Change in fair value of derivatives line item of the Consolidated Statements of Operations. For any change in fair value of our interest rate swaps that are excluded from hedge effectiveness, we have elected to recognize the change immediately in earnings rather than amortizing over the life of the hedge.
At hedge inception, we formally document our risk management objective and strategy for entering into hedging relationships for any fair value hedge. We also quantitatively test for hedge effectiveness using statistical regression analysis on both a prospective and retrospective basis. The results of the testing determine whether we have a highly effective hedging relationship and can apply hedge accounting.
Adopted Accounting Pronouncements
There were no accounting pronouncements that were adopted during the current period.

New Accounting Pronouncements
In August 2018, the FASB issued an ASU that revises certain aspects of the measurement models and disclosure requirements for long duration insurance and investment contracts. The FASB’s objective in issuing this ASU is to improve, simplify, and enhance the accounting for long-duration contracts. The revisions include updating cash flow assumptions in the calculation of the liability for traditional life products, introducing the term ‘market risk benefit’ (“MRB”) and requiring all contract features meeting the definition of an MRB to be measured at fair value with the change in fair value recognized in net income excluding the change in fair value related to our own-credit risk which is recognized in AOCI and simplifying the method used to amortize deferred policy acquisition costs and deferred sales inducements to a constant level basis over the expected term of the related contracts rather than based on actual and estimated gross profits and enhancing disclosure requirements. While this ASU is effective for us January 1, 2023, the transition date (the remeasurement date) is January 1, 2021. We will adopt the guidance on a modified retrospective basis related to the future policy benefit and deferred acquisition costs. The guidance for market risk benefits will be applied retrospectively.
While we continue to evaluate the impact of adopting this standard, we expect the adoption to have a material impact to our financial condition, results of operations, statements of cash flows, and disclosures. The estimated impact to stockholders' equity at January 1, 2021 is an increase between $1.5 billion and $2.0 billion, with most of this impact reflected in accumulated other comprehensive income ("AOCI"). The impact to retained earnings is expected to be less than $100.0 million.
The most significant drivers of the transition adjustment include changes related to MRBs including the impacts of our own-credit risk adjustment and removal of the deferred acquisition cost, deferred sales inducement, and policy benefit reserve balances recorded in AOCI related to changes in unrealized appreciation (depreciation) on available for sale fixed maturity securities.
We have created a governance framework and implementation plan for the adoption of this standard. We have designed and have started implementing internal controls related to the new processes created as part of implementing the updated standard. We will continue to refine the controls through the implementation date.

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities, available for sale	$45,323,775	$45,323,775	$51,305,943	$51,305,943
Mortgage loans on real estate	6,228,616	6,032,745	5,687,998	5,867,227
Real estate investments	672,475	672,475	337,939	337,939
Derivative instruments	200,781	200,781	1,277,480	1,277,480
Other investments	2,112,169	2,170,169	1,767,144	1,767,144
Cash and cash equivalents	1,287,225	1,287,225	4,508,982	4,508,982
Coinsurance deposits	8,600,297	8,013,371	8,850,608	7,938,292

Liabilities
Policy benefit reserves	61,895,423	56,347,523	65,076,041	56,375,076
Single premium immediate annuity (SPIA) benefit reserves	221,970	231,419	226,207	235,891
Other policy funds - FHLB	300,000	300,000	—	—
Notes payable	496,552	494,045	496,250	569,485
Subordinated debentures	78,584	90,850	78,421	93,721
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

Our assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2022
Assets
Fixed maturity securities, available for sale:
U.S. Government and agencies	$186,491	$32,922	$153,569	$—
States, municipalities and territories	4,390,844	—	4,390,844	—
Foreign corporate securities and foreign governments	969,883	—	969,883	—
Corporate securities	29,825,798	—	29,748,072	77,726
Residential mortgage backed securities	1,391,707	—	1,391,707	—
Commercial mortgage backed securities	4,188,392	—	4,188,392	—
Other asset backed securities	4,370,660	—	4,306,110	64,550
Other investments	593,181	9,008	584,173	—
Real estate investments	672,475	—	—	672,475
Derivative instruments	200,781	—	200,781	—
Cash and cash equivalents	1,287,225	1,287,225	—	—
	$48,077,437	$1,329,155	$45,933,531	$814,751
Liabilities
Funds withheld liability - embedded derivative	$(404,228)	$—	$(404,228)	$—
Fixed index annuities - embedded derivatives	5,836,312	—	—	5,836,312
	$5,432,084	$—	$(404,228)	$5,836,312

December 31, 2021
Assets
Fixed maturity securities, available for sale:
U.S. Government and agencies	$1,078,746	$32,737	$1,046,009	$—
States, municipalities and territories	3,927,201	—	3,927,201	—
Foreign corporate securities and foreign governments	402,545	—	402,545	—
Corporate securities	34,660,234	32,700	34,627,534	—
Residential mortgage backed securities	1,125,049	—	1,125,049	—
Commercial mortgage backed securities	4,840,311	—	4,840,311	—
Other asset backed securities	5,271,857	—	5,271,857	—
Other investments	12,226	—	5,877	6,349
Real estate investments	337,939	—	—	337,939
Derivative instruments	1,277,480	—	1,277,480	—
Cash and cash equivalents	4,508,982	4,508,982	—	—
	$57,442,570	$4,574,419	$52,523,863	$344,288
Liabilities
Funds withheld liability - embedded derivative	$(2,362)	$—	$(2,362)	$—
Fixed index annuities - embedded derivatives	7,964,961	—	—	7,964,961
	$7,962,599	$—	$(2,362)	$7,964,961

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparison of the prices to a secondary pricing source, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of June 30, 2022 and December 31, 2021.
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
Real estate investments
The fair values of residential real estate investments are initially calculated based on the cost to purchase the properties and subsequently calculated based on a discounted cash flow methodology. Under the discounted cash flow method, net operating income is forecasted assuming a 10-year hold period commencing as of the valuation date. An additional year is forecast in order to determine the residual sale price at the end of the hold period, using a residual (terminal) capitalization rate. The significant inputs into the fair value calculation under the discounted cash flow method include the residual capitalization rate and discount rate. These inputs are unobservable market data; therefore, fair value of residential real estate investments falls into Level 3 in the fair value hierarchy. At June 30, 2022, the residual capitalization rates used in the fair value calculations ranged from 4.75% to 6.50% with an average rate of 5.45%. At June 30, 2022, the discount rates used in the fair value calculations ranged from 6.00% to 7.75% with an average rate of 6.70%.
Derivative instruments
The fair values of our call options are based upon the amount of cash that we will receive to settle each derivative instrument on the reporting date. These amounts are determined by our investment team using industry accepted valuation models and are adjusted for the nonperformance risk of each counterparty net of any collateral held. Inputs include market volatility and risk free interest rates and are used in income valuation techniques in arriving at a fair value for each option contract. The nonperformance risk for each counterparty is based upon its credit default swap rate. We have no performance obligations related to the call options purchased to fund our fixed index annuity policy liabilities.

The fair values of our pay fixed/receive float interest rate swaps are determined using internal valuation models that generate discounted expected future cash flows by constructing a projected Secured Overnight Financing Rate (SOFR) curve over the term of the swap.
Other investments
Equity securities and short-term debt securities with maturities of greater than three months but less than twelve months when purchased are the only financial instruments included in other investments that are measured at fair value on a recurring basis. The fair value for these investments are determined using the same methods discussed above for fixed maturity securities. Financial instruments included in other investments that are not measured at fair value on a recurring basis are FHLB common stock, equity method investments, short-term loans, company owned life insurance ("COLI") and a consolidated variable interest entity. FHLB common stock is carried at cost which approximates fair value. FHLB common stock was $22.0 million as of June 30, 2022 and falls within Level 2 of the fair value hierarchy. The fair values for most of our equity method investments are obtained from third parties and are determined using a variety of valuation techniques, including discounted cash flow analysis, valuation multiples analysis for comparable investments and appraisal values. As the risk spread and liquidity discount are unobservable market inputs, the fair value of our equity method investments falls within Level 3 of the fair value hierarchy. The fair value for one of our equity method investments is based on earnings multiples derived by comparing valuations of similar entities relative to earnings data. The fair value of this equity method investment falls within Level 3 of the fair value hierarchy. The fair value of equity method investments was $868.5 million and $520.1 million as of June 30, 2022 and December 31, 2021, respectively. Due to the short-term nature of the investments, the fair value of a portion of our short-term loans approximates the carrying value. The fair value of short-term loans was $177.4 million and $320.0 million as of June 30, 2022 and December 31, 2021, respectively. Our short-term loans fall within Level 2 of the fair value hierarchy. The fair value of our COLI approximates the cash surrender value of the policies and falls within Level 2 of the fair value hierarchy. The fair value of COLI was $391.2 million and $384.3 million as of June 30, 2022 and December 31, 2021, respectively. Our consolidated variable interest entity is an investment in one investment company real estate fund that invests in operating entities which hold multifamily real estate properties. The fair value of our variable interest entity was $56.5 million as of June 30, 2022 and falls within Level 3 of the fair value hierarchy. The fair value was obtained from a third party and is based on the fair value of the underlying real estate held by the various operating entities. The real estate is initially calculated based on the cost to purchase the properties and subsequently calculated based on a discounted cash flow methodology. Based on the timing of the purchases, the fair value as of June 30, 2022 was based on cost.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of both June 30, 2022 and December 31, 2021, we utilized an estimate of 2.10% for the expected cost of annual call options, which is based on estimated long-term account value growth and a historical review of our actual option costs.
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

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
1 - 5	3.19%	3.04%	2.19%	2.19%
6 - 10	2.99%	2.84%	2.24%	2.26%
11 - 15	4.07%	4.47%	2.07%	2.14%
16 - 20	9.48%	8.93%	1.25%	1.33%
20+	4.93%	4.93%	—%	—%
Lapse rates are generally expected to increase as surrender charge percentages decrease for policies without a lifetime income benefit rider. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.

The following table provides a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Fixed maturity securities, available for sale - Corporate securities
Beginning balance	$—	$—	$—	$—
Transfers in	77,726	—	77,726	—
Ending balance	$77,726	$—	$77,726	$—

Fixed maturity securities, available for sale - Other asset backed securities
Beginning balance	$—	$—	$—	$—
Transfers in	64,550	—	64,550	—
Ending balance	$64,550	$—	$64,550	$—

Other investments
Beginning balance	$3,867	$—	$6,349	$—
Transfers out	(3,867)	—	(3,867)	—
Included in net income	—	—	(2,482)	—
Ending balance	$—	$—	$—	$—

Real estate investments
Beginning balance	$510,188	$—	$337,939	$—
Purchases and sales, net	135,478	258,237	303,566	258,237
Change in fair value	26,809	—	30,970	—
Ending balance	$672,475	$258,237	$672,475	$258,237

Fixed index annuities - embedded derivatives
Beginning balance	$6,770,915	$7,680,951	$7,964,961	$7,938,281
Premiums less benefits	(50,594)	577,729	63,483	697,520
Change in fair value, net	(884,009)	126,084	(2,192,132)	(251,037)
Ending balance	$5,836,312	$8,384,764	$5,836,312	$8,384,764
Transfers into Level 3 during the three and six months ended June 30, 2022 were the result of changes in observable pricing information for certain fixed maturity securities.
The fair value of our fixed index annuities embedded derivatives is net of coinsurance ceded of $888.9 million and $1,245.0 million as of June 30, 2022 and December 31, 2021, respectively. Change in fair value, net for each period in our embedded derivatives is included in Change in fair value of embedded derivatives in the unaudited Consolidated Statements of Operations.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at June 30, 2022, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $398.7 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $154.5 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rates used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $457.5 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $180.3 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At June 30, 2022 and December 31, 2021, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (2)	Allowance for Credit Losses	Fair Value
	(Dollars in thousands)
June 30, 2022
Fixed maturity securities, available for sale:
U.S. Government and agencies	$178,840	$8,766	$(1,115)	$—	$186,491
States, municipalities and territories	4,598,477	124,362	(330,161)	(1,834)	4,390,844
Foreign corporate securities and foreign governments	1,010,706	20,888	(61,711)	—	969,883
Corporate securities	32,126,999	349,020	(2,646,478)	(3,743)	29,825,798
Residential mortgage backed securities	1,425,997	27,669	(61,349)	(610)	1,391,707
Commercial mortgage backed securities	4,442,850	1,804	(256,262)	—	4,188,392
Other asset backed securities	4,684,158	1,070	(314,568)	—	4,370,660
	$48,468,027	$533,579	$(3,671,644)	$(6,187)	$45,323,775

December 31, 2021
Fixed maturity securities, available for sale:
U.S. Government and agencies	$1,046,029	$32,841	$(124)	$—	$1,078,746
States, municipalities and territories	3,495,563	437,456	(3,042)	(2,776)	3,927,201
Foreign corporate securities and foreign governments	380,646	22,742	(843)	—	402,545
Corporate securities	31,084,629	3,614,047	(38,442)	—	34,660,234
Residential mortgage backed securities	1,056,778	70,434	(2,093)	(70)	1,125,049
Commercial mortgage backed securities	4,708,878	149,152	(17,719)	—	4,840,311
Other asset backed securities	5,226,660	95,304	(50,107)	—	5,271,857
	$46,999,183	$4,421,976	$(112,370)	$(2,846)	$51,305,943
(1)Amortized cost excludes accrued interest receivable of $440.6 million and $400.7 million as of June 30, 2022 and December 31, 2021, respectively.
(2)Gross unrealized losses are net of allowance for credit losses.
The amortized cost and fair value of fixed maturity securities at June 30, 2022, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$1,686,367	$1,686,971
Due after one year through five years	7,352,839	7,220,079
Due after five years through ten years	6,868,184	6,538,477
Due after ten years through twenty years	11,135,170	10,777,240
Due after twenty years	10,872,462	9,150,249
	37,915,022	35,373,016
Residential mortgage backed securities	1,425,997	1,391,707
Commercial mortgage backed securities	4,442,850	4,188,392
Other asset backed securities	4,684,158	4,370,660
	$48,468,027	$45,323,775

Net unrealized gains (losses) on available for sale fixed maturity securities reported as a separate component of stockholders' equity were comprised of the following:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Net unrealized gains (losses) on available for sale fixed maturity securities	$(3,148,156)	$4,309,606
Adjustments for assumed changes in amortization of deferred policy acquisition costs, deferred sales inducements and policy benefit reserves	1,363,110	(1,993,869)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	374,544	(489,482)
Net unrealized gains (losses) reported as accumulated other comprehensive income (loss)	$(1,387,968)	$1,848,789
The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO’s"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 98% of our fixed maturity portfolio rated investment grade at both June 30, 2022 and December 31, 2021, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	June 30, 2022		December 31, 2021
NAIC Designation	Amortized Cost (a)	Fair Value (a)	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$26,879,226	$25,453,818	$26,157,531	$28,785,839
2	18,180,556	16,967,885	19,758,594	21,396,020
3	706,018	630,715	909,311	941,210
4	124,688	117,336	133,070	147,160
5	56,931	40,995	16,496	15,357
6	34,570	27,334	24,181	20,357
	$45,981,989	$43,238,083	$46,999,183	$51,305,943
(a)Excludes fixed maturity securities related to reinsurance business ceded under a modified coinsurance agreement with a fair value of $2,085,692 and an amortized cost of $2,486,038.

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 3,862 and 1,427 securities, respectively) have been in a continuous unrealized loss position, at June 30, 2022 and December 31, 2021:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(Dollars in thousands)
June 30, 2022
Fixed maturity securities, available for sale:
U.S. Government and agencies	$39,342	$(1,115)	$—	$—	$39,342	$(1,115)
States, municipalities and territories	2,492,772	(329,239)	20,104	(2,756)	2,512,876	(331,995)
Foreign corporate securities and foreign governments	539,487	(59,797)	3,376	(1,914)	542,863	(61,711)
Corporate securities	20,887,402	(2,624,093)	66,655	(26,128)	20,954,057	(2,650,221)
Residential mortgage backed securities	882,665	(58,688)	32,265	(3,271)	914,930	(61,959)
Commercial mortgage backed securities	3,888,178	(247,155)	70,629	(9,107)	3,958,807	(256,262)
Other asset backed securities	2,751,314	(151,508)	1,544,074	(163,060)	4,295,388	(314,568)
	$31,481,160	$(3,471,595)	$1,737,103	$(206,236)	$33,218,263	$(3,677,831)

December 31, 2021
Fixed maturity securities, available for sale:
U.S. Government and agencies	$760,977	$(124)	$—	$—	$760,977	$(124)
States, municipalities and territories	168,942	(2,468)	15,711	(3,350)	184,653	(5,818)
Foreign corporate securities and foreign governments	42,861	(843)	—	—	42,861	(843)
Corporate securities	2,375,603	(30,070)	116,819	(8,372)	2,492,422	(38,442)
Residential mortgage backed securities	250,964	(1,408)	26,917	(755)	277,881	(2,163)
Commercial mortgage backed securities	784,464	(5,500)	142,224	(12,219)	926,688	(17,719)
Other asset backed securities	1,351,324	(11,345)	1,771,182	(38,762)	3,122,506	(50,107)
	$5,735,135	$(51,758)	$2,072,853	$(63,458)	$7,807,988	$(115,216)
(1)Unrealized losses have not been reduced to reflect the allowance for credit losses of $6.2 million and $2.8 million as of June 30, 2022 and December 31, 2021, respectively.
The unrealized losses at June 30, 2022 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at June 30, 2022. Approximately 97% and 85% of the unrealized losses on fixed maturity securities shown in the above table for June 30, 2022 and December 31, 2021, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
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
Changes in net unrealized gains/losses on investments for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Fixed maturity securities available for sale carried at fair value	$(3,443,391)	$1,186,175	$(7,457,762)	$(475,186)

Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs, deferred sales inducements and policy benefit reserves	1,605,700	(529,656)	3,356,979	247,785
Deferred income tax asset/liability	386,017	(137,868)	864,026	47,755
	1,991,717	(667,524)	4,221,005	295,540
Change in net unrealized gains/losses on investments carried at fair value	$(1,451,674)	$518,651	$(3,236,757)	$(179,646)
Proceeds from sales of available for sale fixed maturity securities for the six months ended June 30, 2022 and 2021 were $2.1 billion and $420.4 million, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the six months ended June 30, 2022 and 2021 were $1.3 billion and $2.1 billion, respectively.

Net realized losses on investments for the three and six months ended June 30, 2022 and 2021, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$507	$4,062	$3,972	$6,429
Gross realized losses	(24,053)	(7,951)	(26,059)	(16,147)
Net credit loss (provision) release	(5,498)	1,260	(12,854)	(177)
	(29,044)	(2,629)	(34,941)	(9,895)
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	(3,348)	1,933	(8,593)	4,448
Recovery of specific allowance	229	—	229	—
Loss on sale of mortgage loans	(1,109)	(2,418)	(3,094)	(2,250)
	(4,228)	(485)	(11,458)	2,198
	$(33,272)	$(3,114)	$(46,399)	$(7,697)
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

The following table provides a rollforward of the allowance for credit loss:

	Three Months Ended June 30, 2022
	States, Municipalities and Territories	Corporate Securities	Residential Mortgage Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$2,009	$3,825	$743	$6,577
Additions for credit losses not previously recorded	—	—	295	295
Change in allowance on securities with previous allowance	(175)	(82)	—	(257)
Reduction for securities sold during the period	—	—	(428)	(428)
Recoveries of amounts previously written off	—	—	—	—
Ending balance	$1,834	$3,743	$610	$6,187

	Three Months Ended June 30, 2021
	States, Municipalities and Territories	Corporate Securities	Residential Mortgage Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$2,791	$55,715	$1,192	$59,698
Additions for credit losses not previously recorded	—	—	—	—
Change in allowance on securities with previous allowance	556	(402)	22	176
Reduction for securities sold during the period	—	(44,248)	—	(44,248)
Recoveries of amounts previously written off	—	(342)	(1,094)	(1,436)
Ending balance	$3,347	$10,723	$120	$14,190

	Six Months Ended June 30, 2022
	States, Municipalities and Territories	Corporate Securities	Residential Mortgage Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$2,776	$—	$70	$2,846
Additions for credit losses not previously recorded	—	3,825	631	4,456
Change in allowance on securities with previous allowance	(942)	(82)	337	(687)
Reduction for securities sold during the period	—	—	(428)	(428)
Recoveries of amounts previously written off	—	—	—	—
Ending balance	$1,834	$3,743	$610	$6,187

	Six Months Ended June 30, 2021
	States, Municipalities and Territories	Corporate Securities	Residential Mortgage Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$2,844	$60,193	$1,734	$64,771
Additions for credit losses not previously recorded	—	705	111	816
Change in allowance on securities with previous allowance	503	925	(631)	797
Reduction for securities sold during the period	—	(50,758)	—	(50,758)
Recoveries of amounts previously written off	—	(342)	(1,094)	(1,436)
Ending balance	$3,347	$10,723	$120	$14,190

4. Mortgage Loans on Real Estate
Our financing receivables consist of the following three portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our mortgage loan portfolios are summarized in the following table. There were commitments outstanding of $345.1 million at June 30, 2022.

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Commercial mortgage loans:
Principal outstanding	$3,608,959	$3,633,131
Deferred fees and costs, net	(5,681)	(4,629)
Amortized cost	3,603,278	3,628,502
Valuation allowance	(24,244)	(17,926)
Commercial mortgage loans, carrying value	3,579,034	3,610,576

Agricultural mortgage loans:
Principal outstanding	568,180	408,135
Deferred fees and costs, net	(1,716)	(1,136)
Amortized cost	566,464	406,999
Valuation allowance	(664)	(519)
Agricultural mortgage loans, carrying value	565,800	406,480

Residential mortgage loans:
Principal outstanding	2,051,305	1,652,910
Deferred fees and costs, net	1,654	1,468
Unamortized discounts and premiums, net	38,303	22,143
Amortized cost	2,091,262	1,676,521
Valuation allowance	(7,480)	(5,579)
Residential mortgage loans, carrying value	2,083,782	1,670,942
Mortgage loans, carrying value	$6,228,616	$5,687,998

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

	June 30, 2022		December 31, 2021
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$562,705	15.6%	$614,406	16.9%
Middle Atlantic	293,754	8.1%	293,494	8.1%
Mountain	442,861	12.3%	452,818	12.5%
New England	62,910	1.7%	60,172	1.6%
Pacific	859,389	23.8%	863,879	23.8%
South Atlantic	844,862	23.4%	785,679	21.6%
West North Central	211,508	5.9%	235,864	6.5%
West South Central	330,970	9.2%	326,819	9.0%
	$3,608,959	100.0%	$3,633,131	100.0%
Property type distribution
Office	$404,964	11.2%	$315,374	8.7%
Medical Office	10,549	0.3%	10,827	0.3%
Retail	944,423	26.2%	1,016,101	28.0%
Industrial/Warehouse	889,113	24.6%	924,779	25.4%
Apartment	865,637	24.0%	864,580	23.8%
Hotel	286,271	7.9%	283,500	7.8%
Mixed Use/Other	208,002	5.8%	217,970	6.0%
	$3,608,959	100.0%	$3,633,131	100.0%
Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $568.2 million and $408.1 million as of June 30, 2022 and December 31, 2021, respectively. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $2.1 billion and $1.7 billion as of June 30, 2022 and December 31, 2021, respectively. These loans are collateralized by the related properties and diversified as to location within the United States.
Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Interest income is included in Net investment income on our Consolidated Statements of Operations. Accrued interest receivable, which was $43.2 million and $37.0 million as of June 30, 2022 and December 31, 2021, respectively, is included in Accrued investment income on our Consolidated Balance Sheets.
Loan Valuation Allowance
We establish a valuation allowance to provide for the risk of credit losses inherent in our mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost, which excludes accrued interest receivable. We do not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balances to net investment income in a timely manner. We did not charge off any uncollectible accrued interest receivable on our commercial, agricultural or residential mortgage loan portfolios for the three and six month periods ended June 30, 2022 or 2021, respectively.
The valuation allowances for each of our mortgage loan portfolios are estimated by deriving probability of default and recovery rate assumptions based on the characteristics of the loans in each portfolio, historical economic data and loss information, and current and forecasted economic conditions. Key loan characteristics impacting the estimate for our commercial mortgage loan portfolio include the current state of the borrower’s credit quality, which considers factors such as loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios, loan performance, underlying collateral type, delinquency status, time to maturity, and original credit scores. Key loan characteristics impacting the estimate for our agricultural and residential mortgage loan portfolios include the current state of the borrowers's credit quality, delinquency status, time to maturity and original credit scores.

The following table represents a rollforward of the valuation allowance on our mortgage loan portfolios:

	Three Months Ended June 30, 2022
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(24,587)	$(558)	$(4,124)	$(29,269)
Charge-offs	—	—	—	—
Recoveries	229	—	—	229
Change in provision for credit losses	114	(106)	(3,356)	(3,348)
Ending allowance balance	$(24,244)	$(664)	$(7,480)	$(32,388)

	Three Months Ended June 30, 2021
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(26,139)	$(439)	$(1,936)	$(28,514)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Change in provision for credit losses	3,641	(15)	(1,693)	1,933
Ending allowance balance	$(22,498)	$(454)	$(3,629)	$(26,581)

	Six Months Ended June 30, 2022
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(17,926)	$(519)	$(5,579)	$(24,024)
Charge-offs	—	—	—	—
Recoveries	229	—	—	229
Change in provision for credit losses	(6,547)	(145)	(1,901)	(8,593)
Ending allowance balance	$(24,244)	$(664)	$(7,480)	$(32,388)

	Six Months Ended June 30, 2021
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(25,529)	$(2,130)	$(3,370)	$(31,029)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Change in provision for credit losses	3,031	1,676	(259)	4,448
Ending allowance balance	$(22,498)	$(454)	$(3,629)	$(26,581)
Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of Other investments and the loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. There is no real estate held in Other investments as of June 30, 2022 or December 31, 2021. Recoveries are situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance).
Credit Quality Indicators
We evaluate the credit quality of our commercial and agricultural mortgage loans by analyzing LTV and DSC ratios and loan performance. We evaluate the credit quality of our residential mortgage loans by analyzing loan performance.
LTV and DSC ratios for our commercial mortgage loans are originally calculated at the time of loan origination and are updated annually for each loan using information such as rent rolls, assessment of lease maturity dates and property operating statements, which are reviewed in the context of current leasing and in place rents compared to market leasing and market rents. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our commercial mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at June 30, 2022 and December 31, 2021.

The amortized cost of our commercial mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at June 30, 2022 and December 31, 2021 (by year of origination):

	2022		2021		2020		2019		2018		Prior		Total
As of June 30, 2022:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$213,220	66%	$342,918	59%	$433,029	60%	$453,738	61%	$328,242	57%	$909,102	47%	$2,680,249	56%
Greater than or equal to 1.2 and less than 1.5	6,488	70%	40,070	70%	40,693	63%	132,335	68%	101,233	67%	201,195	60%	522,014	65%
Greater than or equal to 1.0 and less than 1.2	6,967	4%	211,156	43%	14,261	84%	54,043	71%	2,785	44%	33,700	50%	322,912	50%
Less than 1.0	26,640	43%	—	—%	3,193	59%	3,581	50%	11,786	84%	32,903	63%	78,103	59%
Total	$253,315	62%	$594,144	54%	$491,176	61%	$643,697	63%	$444,046	60%	$1,176,900	50%	$3,603,278	56%

	2021		2020		2019		2018		2017		Prior		Total
As of December 31, 2021:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$260,623	64%	$454,828	60%	$464,059	61%	$344,170	58%	$246,854	52%	$758,494	45%	$2,529,028	55%
Greater than or equal to 1.2 and less than 1.5	12,836	67%	58,960	66%	128,301	70%	89,293	66%	135,818	66%	129,833	57%	555,041	65%
Greater than or equal to 1.0 and less than 1.2	318,636	45%	17,762	82%	69,684	72%	11,937	75%	6,343	60%	42,125	58%	466,487	53%
Less than 1.0	—	—%	3,289	61%	26,147	63%	14,051	76%	13,385	73%	21,074	54%	77,946	65%
Total	$592,095	54%	$534,839	61%	$688,191	64%	$459,451	60%	$402,400	58%	$951,526	47%	$3,628,502	56%
LTV and DSC ratios for our agricultural mortgage loans are calculated at the time of loan origination and are evaluated annually for each loan using land value averages. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our agricultural mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at June 30, 2022 and December 31, 2021.
The amortized cost of our agricultural mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at June 30, 2022 and December 31, 2021 (by year of origination):

	2022		2021		2020		2019		2018		Prior		Total
As of June 30, 2022:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$76,536	46%	$56,760	52%	$81,073	62%	$1,433	43%	$34,000	28%	$—	—%	$249,802	50%
Greater than or equal to 1.2 and less than 1.5	90,086	56%	97,274	55%	99,899	42%	4,373	18%	—	—%	—	—%	291,632	50%
Greater than or equal to 1.0 and less than 1.2	6,924	76%	7,356	43%	4,050	36%	—	—%	—	—%	—	—%	18,330	54%
Less than 1.0	—	—%	—	—%	6,700	46%	—	—%	—	—%	—	—%	6,700	46%
Total	$173,546	53%	$161,390	53%	$191,722	51%	$5,806	24%	$34,000	28%	$—	—%	$566,464	50%

	2021		2020		2019		2018		2017		Prior		Total
As of December 31, 2021:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$62,548	54%	$80,919	56%	$11,645	49%	$25,000	11%	$—	—%	$—	—%	$180,112	49%
Greater than or equal to 1.2 and less than 1.5	95,738	55%	102,958	43%	3,335	22%	—	—%	—	—%	—	—%	202,031	48%
Greater than or equal to 1.0 and less than 1.2	7,478	44%	4,092	36%	4,734	50%	—	—%	—	—%	—	—%	16,304	44%
Less than 1.0	—	—%	8,552	59%	—	—%	—	—%	—	—%	—	—%	8,552	59%
Total	$165,764	54%	$196,521	49%	$19,714	45%	$25,000	11%	$—	—%	$—	—%	$406,999	48%

We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Aging of financing receivables is summarized in the following table (by year of origination):

	2022	2021	2020	2019	2018	Prior	Total
As of June 30, 2022:	(Dollars in thousands)
Commercial mortgage loans
Current	$253,315	$594,144	$491,176	$643,697	$444,046	$1,172,184	$3,598,562
30 - 59 days past due	—	—	—	—	—	4,716	4,716
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$253,315	$594,144	$491,176	$643,697	$444,046	$1,176,900	$3,603,278

Agricultural mortgage loans
Current	$173,546	$161,390	$190,941	$5,806	$34,000	$—	$565,683
30 - 59 days past due	—	—	781	—	—	—	781
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total agricultural mortgage loans	$173,546	$161,390	$191,722	$5,806	$34,000	$—	$566,464

Residential mortgage loans
Current	$877,500	$800,494	$279,948	$39,923	$3,915	$571	$2,002,351
30 - 59 days past due	19,574	24,547	5,179	6,681	65	—	56,046
60 - 89 days past due	4,936	3,529	2,018	101	2,029	—	12,613
Over 90 days past due	2,688	10,728	6,836	—	—	—	20,252
Total residential mortgage loans	$904,698	$839,298	$293,981	$46,705	$6,009	$571	$2,091,262

	2021	2020	2019	2018	2017	Prior	Total
As of December 31, 2021:	(Dollars in thousands)
Commercial mortgage loans
Current	$592,095	$534,839	$688,191	$459,451	$402,400	$951,526	$3,628,502
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$592,095	$534,839	$688,191	$459,451	$402,400	$951,526	$3,628,502

Agricultural mortgage loans
Current	$165,764	$196,521	$19,714	$25,000	$—	$—	$406,999
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total agricultural mortgage loans	$165,764	$196,521	$19,714	$25,000	$—	$—	$406,999

Residential mortgage loans
Current	$1,092,438	$454,532	$67,380	$16,898	$751	$—	$1,631,999
30 - 59 days past due	10,284	12,363	11,373	427	—	—	34,447
60 - 89 days past due	1,838	1,090	102	—	—	—	3,030
Over 90 days past due	679	5,459	907	—	—	—	7,045
Total residential mortgage loans	$1,105,239	$473,444	$79,762	$17,325	$751	$—	$1,676,521

Commercial, agricultural and residential mortgage loans are considered nonperforming when they become 90 days or more past due. When loans become nonperforming, we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a nonperforming loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a nonperforming loan back to less than 90 days past due, we will resume accruing interest income on that loan. There were 46 loans in non-accrual status at June 30, 2022 and 13 loan in non-accrual status at December 31, 2021. During the three and six months ended June 30, 2022 we recognized $5 thousand and $71 thousand, respectively, in interest income on loans which were in non-accrual status at the respective period end. During the three and six months ended June 30, 2021 we recognized no interest income on loans which were in non-accrual status at the respective period end.
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. There were no mortgage loans that we determined to be a TDR at June 30, 2022 and December 31, 2021.
5. Variable Interest Entities
We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results.
Consolidated Variable Interest Entities
We are invested in two investment company real estate limited partnerships which own various limited liability companies that invest in residential real estate properties. These entities are VIE's as the legal entities equity investors have insufficient equity at risk and lack of power to direct the activities that most significantly impact the economic performance. We determined we are the primary beneficiary as a result of our power to control the entities through our significant ownership. Due to the nature of these real estate investments, the investments balance will fluctuate based on changes in the fair value of the properties as well as when purchases and sales of properties are made.
We are invested in one limited liability company that invests in operating entities which hold multifamily real estate properties. The entity is a VIE and we have determined we are the primary beneficiary as a result of our power to control the entity through our significant ownership. The investment balance, which represents an equity interest in the limited liability company, fluctuates based on changes in the fair value of the properties and the performance of the operating entities.
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

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of the consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	June 30, 2022		December 31, 2021
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(Dollars in thousands)
Real estate investments	$710,267	$75,101	$363,229	$20,168
Real estate investment funds	57,982	10	—	—
Limited partnership funds	492,135	65	168,711	—
	$1,260,384	$75,176	$531,940	$20,168
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
The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

	June 30, 2022		December 31, 2021
	Asset Carrying Value	Maximum Exposure to Loss	Asset Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Fixed maturity securities, available for sale	$558,444	$558,444	$459,681	$459,681
Other investments	119,899	119,899	345,000	345,000

6. Derivative Instruments
We use derivative instruments to manage risks. We have derivatives that are designated as hedging instruments and others that are not designated as hedging instruments. Any change in the fair value of the derivatives is recognized immediately in the Consolidated Statements of Operations.
The notional and fair values of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the Consolidated Balance Sheets are as follows:

	June 30, 2022		December 31, 2021
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives designated as hedging instruments
Assets
Derivative instruments
Interest rate swaps	$3,881,887	$26,771	$—	$—

Derivatives not designated as hedging instruments
Assets
Derivative instruments
Call options	$39,899,652	$170,270	$40,091,353	$1,276,574
Warrants	2,020	1,084	2,020	906
Interest rate swaps	492,115	2,656	—	—
	$40,393,787	$174,010	$40,093,373	$1,277,480
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives, net		$5,836,312		$7,964,961
Funds withheld for reinsurance liabilities
Reinsurance related embedded derivative		(404,228)		(2,362)
		$5,432,084		$7,962,599
Derivatives Designated as Hedging Instruments
We use interest rate swaps that are designated and accounted for as fair value hedges to protect a portfolio of fixed-rate fixed maturity securities against changes in fair value due to changes in interest rates. Our interest rate swap contracts allow us to pay a fixed rate and receive a floating rate utilizing the Secured Overnight Financing Rate at specified intervals based on a notional amount. Interest rate swaps are carried at fair value and presented as Derivative instruments on the Consolidated Balance Sheets.
For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the portion of the derivative instrument included in the assessment of hedge effectiveness and the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the same line item in the Consolidated Statements of Operations. The change in unrealized gain or loss attributable to interest rate changes on the fixed maturity securities that are designated as part of the hedge are reclassified out of Accumulated other comprehensive income (loss) into Change in fair value of derivatives in the Consolidated Statements of Operations. The remaining change in unrealized gain or loss on the hedged item not associated with the risk being hedged is recognized as a component of Other comprehensive income.

The following represents the amortized cost and cumulative fair value hedging adjustments included in the hedged assets:

Line Item in the Consolidated Balance Sheets in Which Hedged Item is Included	Amortized Cost of Hedged Item		Cumulative Amount of Fair Value Basis Adjustment Gain (Loss)
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Fixed maturities, available for sale	$3,609,120	$—	$(33,093)	$—
The following represents a summary of the gains (losses) related to the derivatives and hedged items that qualify for fair value hedge accounting:

	Derivative	Hedged Item	Net	Amount Excluded: Recognized in Income Immediately
For the three months ended June 30, 2022
Interest rate swaps	$26,771	$(33,093)	$(6,322)	$2,656

For the three months ended June 30, 2021
Interest rate swaps	$—	$—	$—	$—

For the six months ended June 30, 2022
Interest rate swaps	$26,771	$(33,093)	$(6,322)	$2,656

For the six months ended June 30, 2021
Interest rate swaps	$—	$—	$—	$—
At June 30, 2022, there was no cumulative amount of fair value hedging adjustments remaining for any hedged assets for which hedge accounting has been discontinued.
Derivatives Not Designated as Hedging Instruments
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
The changes in fair value of derivatives not designated as hedging instruments included in the Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$(501,765)	$500,793	$(980,213)	$897,069
Warrants	(750)	87	179	116
Interest rate swaps	2,656	—	2,656	—
	$(499,859)	$500,880	$(977,378)	$897,185
Change in fair value of embedded derivatives:
Fixed index annuities - embedded derivatives	$(884,009)	$126,084	$(2,192,132)	$(251,037)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	197,447	147,629	314,365	242,337
Reinsurance related embedded derivative	(199,422)	—	(401,866)	—
	$(885,984)	$273,713	$(2,279,633)	$(8,700)

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
Derivative Exposure
We attempt to mitigate potential risk of loss due to the nonperformance of the counterparties through a regular monitoring process which evaluates the program's effectiveness. We do not purchase derivative instruments that would require payment or collateral to another institution and our derivative instruments do not contain counterparty credit-risk-related contingent features. We are exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, we purchase our derivative instruments from multiple counterparties and evaluate the creditworthiness of all counterparties prior to purchase of the contracts. All non-exchange traded derivative instruments have been purchased from nationally recognized financial institutions with a Standard and Poor's credit rating of A- or higher at the time of purchase and the maximum credit exposure to any single counterparty is subject to concentration limits. Both our call options and interest rate swaps fall under the same credit support agreements with each counterparty that allow us to request the counterparty to provide collateral to us when the fair value of our exposure to the counterparty exceeds specified amounts.
The notional amount and fair value of our call options and interest rate swaps by counterparty and each counterparty's current credit rating are as follows:

			June 30, 2022		December 31, 2021
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa2	$3,477,313	$10,397	$3,556,256	$99,229
Barclays	A	A1	5,940,861	39,825	4,213,658	157,865
Canadian Imperial Bank of Commerce	A+	Aa2	3,654,097	17,740	3,956,329	141,540
Citibank, N.A.	A+	Aa3	2,754,192	11,840	3,190,833	115,860
Credit Suisse	A	A1	2,681,742	12,505	3,716,868	113,295
J.P. Morgan	A+	Aa2	5,848,823	24,829	4,482,832	105,899
Morgan Stanley	A+	Aa3	3,726,821	4,090	2,223,743	47,950
Royal Bank of Canada	AA-	A1	6,358,846	30,190	3,567,972	100,472
Societe Generale	A	A1	1,970,537	11,627	2,548,072	86,494
Truist	A	A2	1,919,830	6,519	2,547,808	94,924
Wells Fargo	A+	Aa2	5,685,401	29,114	5,820,381	206,403
Exchange traded			255,191	1,021	266,601	6,643
			$44,273,654	$199,697	$40,091,353	$1,276,574
As of June 30, 2022 and December 31, 2021, we held $0.2 billion and $1.3 billion, respectively, of cash and cash equivalents and other investments from counterparties for derivative collateral, which is included in Other liabilities on our Consolidated Balance Sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if the counterparties failed completely to perform according to the terms of the contracts to $2.0 million and $8.5 million at June 30, 2022 and December 31, 2021, respectively.
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

7. Notes Payable
Notes payable includes the following:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Senior notes due 2027
Principal	$500,000	$500,000
Unamortized debt issue costs	(3,252)	(3,537)
Unamortized discount	(196)	(213)
	$496,552	$496,250
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
In addition to our commitments to fund mortgage loans, we have unfunded commitments at June 30, 2022 to limited partnerships of $1.6 billion and to fixed maturity securities of $10.7 million.
Through our FHLB membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of June 30, 2022, we had $300.0 million of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding. The fixed maturity security investments pledged for collateral had a fair value of $1.3 billion at June 30, 2022.

9. Earnings (Loss) Per Common Share and Stockholders' Equity
Earnings (Loss) Per Common Share
The following table sets forth the computation of earnings (loss) per common share and earnings (loss) per common share - assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) available to common stockholders - numerator for earnings (loss) per common share	$349,661	$(65,613)	$904,965	$206,152

Denominator:
Weighted average common shares outstanding	92,543,850	94,800,734	94,693,048	95,265,212
Effect of dilutive securities:
Stock options and deferred compensation agreements	487,883	255,426	550,073	218,240
Restricted stock and restricted stock units	343,005	322,503	408,964	311,132
Denominator for earnings (loss) per common share - assuming dilution	93,374,738	95,378,663	95,652,085	95,794,584

Earnings (loss) per common share	$3.78	$(0.69)	$9.56	$2.16
Earnings (loss) per common share - assuming dilution	$3.74	$(0.69)	$9.46	$2.15
There were no options to purchase shares of our common stock outstanding excluded from the computation of diluted earnings per common share during the three and six months ended June 30, 2022, as the exercise price of all options outstanding was less than the average market price of our common shares. During the three and six months ended June 30, 2021, there were 182,689 options to purchase shares of our common stock outstanding, with an exercise price of $31.63 - $32.58, excluded from the computation of diluted earnings (loss) per common share.
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
Dividends on the Series A and Series B preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the first day of March, June, September and December of each year, commencing on March 1, 2020 for Series A and on December 1, 2020 for Series B. For the three and six months ended June 30, 2022, we paid dividends totaling $6.0 million and $11.9 million on the Series A preferred stock and $4.9 million and $9.9 million on the Series B preferred stock, respectively. For the three and six months ended June 30, 2021, we paid dividends totaling $6.0 million and $11.9 million on the Series A preferred stock and $4.9 million and $9.9 million on the Series B preferred stock, respectively. The Series A and Series B preferred stock rank senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference. The Series A and Series B preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions.
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
From the 2020 inception of the share repurchase program through June 30, 2022, we have repurchased approximately 18.5 million shares of our common stock at an average price of $34.20 per common share, including 9.4 million shares repurchased during the six months ended June 30, 2022. As of June 30, 2022, we had $367 million remaining under our share repurchase program.
Treasury Stock
As of June 30, 2022, we held 19,220,002 shares of treasury stock with a carrying value of $607.1 million. As of December 31, 2021, we held 9,936,715 shares of treasury stock with a carrying value of $260.6 million.
10. Subsequent Events
On February 15, 2022, we entered into a five-year, $300 million unsecured delayed draw term loan credit agreement. On July 6, 2022, we borrowed $300 million under this agreement. We will pay a floating rate of interest on the term loan utilizing SOFR adjusted for a credit spread. The term loan matures on February 15, 2027 and is amortizing at 2.5% annually for the first three years and 5.0% for the last two years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at June 30, 2022, and the unaudited consolidated results of operations for the three and six month periods ended June 30, 2022 and 2021, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2021. Interim operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the entire year. Preparation of financial statements requires use of management estimates and assumptions.
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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and any disclosure in Item 1A of our Quarterly Reports on Form 10-Q. Forward-looking statements speak only as of the date the statement was made and the Company undertakes no obligation to update such forward-looking statements. There can be no assurance that other factors not currently disclosed or anticipated by the Company will not materially adversely affect our results of operations or plans. Investors are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf.
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
While the business looks considerably different today than it did when it was started back in 1995, the themes have been consistent. We offer our customers simple fixed and fixed index annuity products, which we primarily sell through independent insurance agents in the IMO distribution channel. We have consistently been a leader in the IMO market. We benefit from two secular trends: the demographic trends of people retiring or getting close to retirement who want to accumulate wealth through index based investing while protecting their principal and the need of retirees and pre-retirees to have a way to deaccumulate their wealth into income for life. A traditional brokerage based equity bond portfolio can’t really meet these unique needs, but a fixed index annuity can as part of a holistic financial plan. Finally, there is a scarcity value to what we do: that is originating billions of dollars of annuity funding each year at scale from the IMO channel, which is generally longer term funding than that achieved through sales in the bank and broker dealer channel.
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
During the first six months of 2022, we continued to make significant progress in the execution of the AEL 2.0 strategy. Key areas of progress include the following:
•We continued to increase our allocation of investments to private assets. As of June 20, 2022, approximately $9.1 billion or 16.6% of our investment portfolio consisted of private assets.
•We executed an agreement with North End Re (Cayman) SPC (“North End Re”), a wholly owned subsidiary of Brookfield Reinsurance to expand our income products that will fund the additional $6 billion in capacity that exists under the reinsurance treaty signed with North End Re in 2021.
•We repurchased 9.4 million shares of Company common stock at an average price of $39.20.
•We established a new five-year credit agreement for $300 million in unsecured delayed draw term loan commitments. This agreement is part of our plans for access to liquidity for general corporate purposes as we continue to implement AEL 2.0. In July 2022, we borrowed $300 million under the unsecured delayed draw term loan and are using the proceeds for general corporate purposes.
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

On October 18, 2020, the Company's Board of Directors approved a $500 million share repurchase program. On November 19, 2021, the Company's Board of Directors authorized the repurchase of an additional $500 million of Company common stock. The purpose of the share repurchase program is to both offset dilution from the issuance of shares to Brookfield and to institute a regular capital return program for shareholders. From the 2020 inception of the share repurchase program through June 30, 2022, we have repurchased approximately 18.5 million shares of our common stock at an average price of $34.20 per common share.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average yield on invested assets	4.33%	3.51%	4.24%	3.54%
Aggregate cost of money	1.69%	1.56%	1.66%	1.57%
Aggregate investment spread	2.64%	1.95%	2.58%	1.97%

Impact of:
Investment yield - additional prepayment income	0.05%	0.10%	0.04%	0.11%
Cost of money benefit from over hedging	0.02%	0.04%	0.02%	0.03%
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
Average yields on invested assets increased primarily as a result of strong returns on partnerships and other mark to market assets, lower average cash balances and the ramp in private assets partly offset by lower prepayment income. See Net investment income. The aggregate cost of money increased primarily due to increases in options costs as compared to prior periods. We have the flexibility to reduce our crediting rates if necessary and could decrease our cost of money by approximately 69 basis points if we reduce current rates to guaranteed minimums.

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021
Annuity deposits by product type collected during the three and six months ended June 30, 2022 and 2021, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
American Equity Investment Life Insurance Company:
Fixed index annuities	$671,696	$702,605	$1,427,676	$1,219,600
Annual reset fixed rate annuities	1,140	1,656	2,202	3,823
Multi-year fixed rate annuities	485	47,674	2,830	834,866
Single premium immediate annuities	3,073	15,430	16,526	29,389
	676,394	767,365	1,449,234	2,087,678
Eagle Life Insurance Company:
Fixed index annuities	104,374	184,520	231,128	333,356
Annual reset fixed rate annuities	—	175	7	337
Multi-year fixed rate annuities	123	228,197	2,463	1,193,622
	104,497	412,892	233,598	1,527,315
Consolidated:
Fixed index annuities	776,070	887,125	1,658,804	1,552,956
Annual reset fixed rate annuities	1,140	1,831	2,209	4,160
Multi-year fixed rate annuities	608	275,871	5,293	2,028,488
Single premium immediate annuities	3,073	15,430	16,526	29,389
Total before coinsurance ceded	780,891	1,180,257	1,682,832	3,614,993
Coinsurance ceded	215,452	3,702	429,015	6,750
Net after coinsurance ceded	$565,439	$1,176,555	$1,253,817	$3,608,243
Annuity deposits before and after coinsurance ceded decreased 34% and 52%, respectively, during the second quarter of 2022 compared to the same period in 2021 and decreased 53% and 65%, respectively, during the six months ended June 30, 2022 compared to the same period in 2021. The decreases in sales for the three and six months ended June 30, 2022 compared to the same periods in 2021 were primarily driven by a reduction in sales of multi-year fixed rate annuity products at both American Equity Life and Eagle Life, which is in line with our 2022 sales strategy of focusing on sales of fixed index annuities. The decreases in sales of fixed index annuities for the three and six months ended June 30, 2022 compared to the same periods in 2021 was driven by our choice to maintain operational discipline over chasing the market as interest rates fluctuated.
Effective July 1, 2021, we ceded 100% of an in-force block of fixed index annuities and began ceding 75% of certain fixed index annuities issued after July 1, 2021 to North End Re which caused the increase in coinsurance ceded premiums for the three and six months ended June 30, 2022 compared to the same periods in 2021.
Net income (loss) available to common stockholders increased to $349.7 million in the second quarter of 2022 and increased to $905.0 million for the six months ended June 30, 2022 compared to $(65.6) million and $206.2 million for the same periods in 2021.
The increases in net income (loss) available to common stockholders for the three and six months ended June 30, 2022 were driven primarily by increases in net investment income, decreases in the change in fair value of embedded derivatives and decreases in interest sensitive and index product benefits. These changes were offset by decreases in the change in fair value of derivatives and increases in amortization of deferred sales inducements and deferred policy acquisition costs.
Net income available to common stockholders for the three and six months ended June 30, 2022 was positively impacted by an increase in the aggregate investment spread as previously noted. Net income, in general, is impacted by the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) decreased 5.9% to $52.9 billion for the second quarter of 2022 and 4.7% to $53.0 billion for the six months ended June 30, 2022 compared to $56.2 billion and $55.6 billion for the same periods in 2021. Our investment spread measured in dollars was $362.5 million for the second quarter of 2022 and $708.9 million for the six months ended June 30, 2022 compared to $277.2 million and $552.8 million for the same periods in 2021. Investment income for the three and six months ended June 30, 2022 was positively impacted by strong returns on partnerships and other mark to market assets, lower cash balances and an increase in private assets. Our investment spread had been negatively impacted by the extended low interest rate environment and by holding higher levels of cash and cash equivalents (see Net investment income). The higher levels of cash and cash equivalent holdings decreased in the fourth quarter of 2021 and the first quarter of 2022 with the execution of the reinsurance treaty with North End Re and the investment of cash balances above our target levels.

Net income (loss) was also impacted by the change in fair value of derivatives and embedded derivatives, which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income (loss) for the three and six months ended June 30, 2022 was positively impacted by decreases in expected index credits on the next policy anniversary dates resulting from decreases in the fair value of the call options acquired to fund these index credits and net increases in the discount rates used to estimate the fair value of our embedded derivative liabilities, the impacts of which were partially offset by decreases in the change in fair value of derivatives and increases in amortization of deferred policy acquisition costs and deferred sales inducements related to changes in fair value of derivatives and embedded derivatives. Net income (loss) for the three and six months ended June 30, 2021 was negatively impacted by net decreases in the discount rates used to estimate the fair value of our embedded derivative liabilities, the impact of which was partially offset by decreases in amortization of deferred policy acquisition costs and deferred sales inducements related to the change in fair value of derivatives and embedded derivatives. See Change in fair value of derivatives, Change in fair value of embedded derivatives, Amortization of deferred sales inducements and Amortization of deferred policy acquisition costs.
Non-GAAP operating income available to common stockholders, a non-GAAP financial measure, decreased to $91.1 million in the second quarter of 2022 and increased to $181.0 million for the six months ended June 30, 2022 compared to $93.8 million and $135.2 million for the same periods in 2021.
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
The adjustments made to net income (loss) available to common stockholders to arrive at non-GAAP operating income available to common stockholders for the three and six months ended June 30, 2022 and 2021 are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Reconciliation from net income (loss) available to common stockholders to non-GAAP operating income available to common stockholders:
Net income (loss) available to American Equity Investment Life Holding Company common stockholders	$349,661	$(65,613)	$904,965	$206,152
Adjustments to arrive at non-GAAP operating income available to common stockholders:
Net realized losses on financial assets, including credit losses	31,572	2,912	41,857	6,428
Change in fair value of derivatives and embedded derivatives	(367,145)	200,767	(970,499)	(96,867)
Income taxes	77,056	(44,278)	204,717	19,516
Non-GAAP operating income available to common stockholders	$91,144	$93,788	$181,040	$135,229
The amounts disclosed in the reconciliation above are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and accretion of lifetime income benefit rider reserves where applicable.

The decrease in non-GAAP operating income available to common stockholders for the three months ended June 30, 2022 compared to the same period in 2021 was primarily attributable to a greater increase in the liability for future benefits to be paid for lifetime income benefit riders and increases in amortization of deferred sales inducements and deferred policy acquisition costs partially offset by an increase in aggregate investment spread as previously noted. The increase in non-GAAP operating income available to common stockholders for the six months ended June 30, 2022 compared to the same period in 2021 was primarily attributable to an increase in aggregate investment spread partially offset by a greater increase in the liability for future benefits to be paid for lifetime income benefit riders and increases in amortization of deferred sales inducements and deferred policy acquisition costs. See Net investment income, Interest sensitive and index product benefits, Amortization of deferred sales inducements and Amortization of deferred policy acquisition costs.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) decreased 13% to $55.5 million in the second quarter of 2022 and 13% to $107.9 million for the six months ended June 30, 2022 compared to $63.8 million and $123.8 million for the same periods in 2021. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Surrender charges	$15,345	$18,057	$30,886	$37,538
Lifetime income benefit riders (LIBR) fees	40,169	45,702	76,983	86,303
	$55,514	$63,759	$107,869	$123,841

Withdrawals from annuity policies subject to surrender charges	$190,117	$300,831	$457,453	$561,489
Average surrender charge collected on withdrawals subject to surrender charges	8.1%	6.0%	6.8%	6.7%

Fund values on policies subject to LIBR fees	$5,200,583	$6,019,984	$9,757,799	$11,324,365
Weighted average per policy LIBR fee	0.77%	0.76%	0.79%	0.76%
The decreases in annuity product charges for the three and six month periods ended June 30, 2022 compared to the same periods in 2021 were attributable to decreases in withdrawals from annuity policies subject to surrender charges and decreases in fees assessed for lifetime income benefit riders due to a smaller volume of business in force subject to the fee. The smaller volume of business subject to the fee is primarily due to the execution of the North End Re reinsurance treaty which was effective on July 1, 2021. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders.
Net investment income increased 19% to $592.3 million in the second quarter of 2022 and 16% to $1,159.7 million for the six months ended June 30, 2022 compared to $499.3 million and $996.5 million for the same periods in 2021. The increases were principally attributable to increases in the average yield earned on average invested assets during the three and six months ended June 30, 2022 compared to the same periods in 2021. Average invested assets excluding derivative instruments (on an amortized cost basis) decreased 4% to $54.8 billion for the second quarter of 2022 and 3% to $54.7 billion for the six months ended June 30, 2022 compared to $57.0 billion and $56.4 billion for the same periods in 2021.
The average yield earned on average invested assets was 4.33% for the second quarter of 2022 and 4.24% for the six months ended June 30, 2022 compared to 3.51% and 3.54% for the same periods in 2021. The increases in yield earned on average invested assets for the three and six months ended June 30, 2022 compared to the same periods in 2021 were primarily due to strong returns on partnerships and other mark to market assets, lower average cash balances and an increase private assets partly offset by lower prepayment income. Cash and cash equivalents holdings averaged $526 million during the three months ended June 30, 2022, compared to $10.0 billion during the three months ended June 30, 2021. As of June 30, 2022, we held approximately $544 million of cash and cash equivalents in our investment portfolios which is towards the low end of our stated target portfolio allocation of 1% to 2% of our investment portfolio in cash and cash equivalents.
The expected return on investments purchased during the three and six months ended June 30, 2022 was 4.88% and 3.97%, net of third-party investment management expenses, including $1.4 billion of privately sourced assets with an expected return of 5.10% and $2.3 billion of privately sourced assets with an expected return of 5.22% for the three and six months ended June 30, 2022, respectively. The expected return on investments purchased during the three and six months ended June 30, 2021 was 4.15% and 3.99%, net of third-party investment management expenses.

Change in fair value of derivatives primarily consists of call options purchased to fund annual index credits on fixed index annuities. The components of change in fair value of derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Call options:
Gain on option expiration	$(46,777)	$533,412	$5,010	$711,478
Change in unrealized gains/losses	(454,988)	(32,619)	(985,223)	185,591
Warrants	(750)	87	179	116
Interest rate swaps	(3,666)	—	(3,666)	—
	$(506,181)	$500,880	$(983,700)	$897,185
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based which impacts the level of gains on call option expirations, the fair values of those call options and changes in the fair values of those call options between periods. The changes in gain on option expiration and unrealized gains/losses on call options for the three and six months ended June 30, 2022 compared to the same periods in 2021 are due to equity market performance for the three and six months ended June 30, 2022 compared to the same periods in 2021. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
S&P 500 Index
Point-to-point strategy	0.0% - 7.0%	1.0% - 34.5%	0.0% - 12.5%	0.0% - 42.6%
Monthly average strategy	0.0% - 8.0%	1.0% - 23.7%	0.0% - 8.6%	0.0% - 29.4%
Monthly point-to-point strategy	0.0% - 3.0%	0.6% - 21.7%	0.0% - 12.9%	0.0% - 21.7%
Volatility control index point-to-point strategy	0.0% - 2.4%	0.0% - 9.7%	0.0% - 7.3%	0.0% - 9.7%
Fixed income (bond index) strategies	0.0% - 6.5%	0.0% - 5.9%	0.0% - 6.5%	0.0% - 10.0%
The change in fair value of derivatives is also influenced by the aggregate cost of options purchased. The aggregate cost of options for the three and six months ended June 30, 2022 was higher than for the same periods in 2021 as option costs increased during the first half of 2022. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Other revenue was $9.2 million and $17.8 million for the three and six months ended June 30, 2022 and primarily consists of $3.0 million and $5.9 million related to asset liability management fees for the three and six months ended June 30, 2022 and $6.2 million and $11.9 million of amortization related to the deferred gain associated with the cost of reinsurance for the three and six months ended June 30, 2022. Both of these items are associated with the North End Re reinsurance treaty which was effective July 1, 2021.

Interest sensitive and index product benefits decreased 71% to $234.9 million in the second quarter of 2022 and 53% to $607.5 million for the six months ended June 30, 2022 compared to $813.0 million and $1,289.6 million for the same periods in 2021. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Index credits on index policies	$72,398	$714,291	$296,783	$1,060,028
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	68,689	64,519	131,480	122,642
Lifetime income benefit riders	93,768	34,171	179,254	106,906
	$234,855	$812,981	$607,517	$1,289,576
The decreases in index credits for the three and six months ended June 30, 2022 compared to the same periods in 2021 were due to changes in the level of appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $75.1 million and $303.2 million for the three and six months ended June 30, 2022, compared to $720.5 million and $1,069.6 million for the same periods in 2021. The increases in interest credited for the three and six months ended June 30, 2022 compared to the same periods in 2021 were due to increases in single premium deferred annuity products that receive a fixed rate of interest partially offset by a reduction in interest credited to funds allocated to the fixed option within our fixed index annuities due to a decrease in the net average balance allocated to the fixed option. The increases in benefits recognized for lifetime income benefit riders for the three and six months ended June 30, 2022 compared to the same periods in 2021 were primarily due to the impacts on the calculation of the lifetime income benefit rider reserve of actual results compared to expected results for items such as gross profits, lifetime income benefit rider election rates and the level of index credits. The net impact of updating expected results with actual results led to larger increases in the lifetime income benefit rider reserve for the three and six months ended June 30, 2022 compared to the same periods in 2021. This was partially offset by a decrease in fund value of policies with lifetime income benefit riders as a result of the North End Re reinsurance treaty, which correlates to the decrease in fees discussed in Annuity product charges.
The liability (net of coinsurance ceded) for lifetime income benefit riders was $2.2 billion and $2.8 billion at June 30, 2022 and December 31, 2021, respectively which includes the impact of unrealized gains and losses on available for sale securities on the liability for lifetime income benefit riders of $(324.1) million and $482.8 million at June 30, 2022 and December 31, 2021, respectively.
Amortization of deferred sales inducements is based on historical, current and future expected gross profits. The changes in amortization from period to period are the result of differences in actual gross profits compared to expected or modeled gross profits and changes to the underlying business. The increases in amortization after gross profit adjustments for the three and six months ended June 30, 2022 compared to the same periods in 2021 were primarily due to increases in actual gross profits for the three and six months ended June 30, 2022 compared to the same periods in 2021. Bonus products represented 67% and 73% of our net annuity account values at June 30, 2022 and June 30, 2021, respectively. The amount of amortization is affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years.
Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$53,267	$39,554	$106,451	$92,741
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	38,824	(52,106)	130,161	18,139
Net realized losses on investments	(1,645)	32	(2,621)	(425)
Amortization of deferred sales inducements after gross profit adjustments	$90,446	$(12,520)	$233,991	$110,455

Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives (see Note 6 - Derivative Instruments to our unaudited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Fixed index annuities - embedded derivatives	$(884,009)	$126,084	$(2,192,132)	$(251,037)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	197,447	147,629	314,365	242,337
Reinsurance related embedded derivative	(199,422)	—	(401,866)	—
	$(885,984)	$273,713	$(2,279,633)	$(8,700)
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
The primary reasons for the decreases in the change in fair value of the fixed index annuity embedded derivatives during the three and six months ended June 30, 2022 compared to the same periods of 2021 were due to decreases in expected index credits on the next policy anniversary dates resulting from decreases in the fair value of the call options acquired to fund the index credits during the three and six months ended June 30, 2022 compared to increases in the expected index credits resulting from increases in the fair value of the call options acquired to fund these index credits during the three and six months ended June 30, 2021 and larger increases in the net discount rates used in the calculation during the three and months ended June 30, 2022 compared to the same periods in 2021. The discount rates used in estimating our embedded derivative liabilities fluctuate based on the changes in the general level of risk free interest rates and our own credit spread.
The reinsurance agreement executed in 2021 with North End Re to cede certain fixed index annuity product liabilities on a modified coinsurance basis contains an embedded derivative. The fair value of this embedded derivative is based on the unrealized gains and losses of the underlying assets held in the modified coinsurance portfolio which decreased during the three and six months ended June 30, 2022. See Note 6 - Derivative Instruments for discussion on this embedded derivative.
Amortization of deferred policy acquisition costs is based on historical, current and future expected gross profits. The changes in amortization from period to period are the result of differences in actual gross profits compared to expected or modeled gross profits and changes to the underlying business. The increases in amortization after gross profit adjustments for the three and six months ended June 30, 2022 compared to the same periods in 2021 were primarily due to increases in actual gross profits for the three and six months ended June 30, 2022 compared to the same periods in 2021. The amount of amortization is affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts.
Amortization of deferred policy acquisition costs is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$80,134	$61,496	$154,767	$140,153
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	64,844	(78,395)	217,360	47,525
Net realized losses on investments	(2,624)	(7)	(4,347)	(761)
Amortization of deferred policy acquisition costs after gross profit adjustments	$142,354	$(16,906)	$367,780	$186,917

Other operating costs and expenses decreased 8% to $59.9 million in the second quarter of 2022 and 2% to $118.0 million for the six months ended June 30, 2022 compared to $65.1 million and $120.9 million for the same periods in 2021 and are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Salary and benefits	$33,060	$35,755	$69,247	$63,708
Risk charges	2,943	11,754	5,823	23,796
Other	23,920	17,541	42,973	33,411
Total other operating costs and expenses	$59,923	$65,050	$118,043	$120,915
Salary and benefits decreased $2.7 million for the three months ended June 30, 2022 and increased $5.5 million for the six months ended June 30, 2022, respectively, compared to the same periods in 2021. Employee salaries and related benefits increased $1.1 million and $7.4 million for the three and six months ended June 30, 2022 as compared to the same periods in 2021. The increases in salary and benefits were primarily due to an increased number of employees related to our continued growth and implementation of AEL 2.0. Expenses recognized under our equity and cash incentive compensation programs ("incentive compensation programs") decreased $4.0 million and $2.3 for the three and six months ended June 30, 2022 compared to the same periods in 2021. The decreases in expenses related to our incentive compensation programs were primarily due to decreases in expense associated with talent transformation as part of the implementation of the AEL 2.0 strategy partially offset by increases in the expected payouts due to a larger number of employees participating in the programs. Salary and benefits for both the three and six months ended June 30, 2021 included $5.1 million of expense associated with talent transition as part of the implementation of the AEL 2.0 strategy.
Risk charges decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021. The decreases in risk charges expense for the three and six months ended June 30, 2022 are due to the recapture of an existing reinsurance agreement which was replaced with a new agreement with a lower risk charge.
Other expenses increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily as a result of increases in travel and agent conference related expenses as we continue to emerge from the COVID-19 pandemic, professional fees, non-deferrable marketing and sales expenses, depreciation and maintenance expenses primarily related to software and hardware assets and premium taxes.
We expect the level of other operating costs and expenses to settle into the $60 million per quarter range for the foreseeable future as we continue to execute on the AEL 2.0 strategy.
Income tax expense (benefit) was $104.3 million in the second quarter of 2022 and $259.4 million for the six months ended June 30, 2022 compared to $(15.7) million and $62.8 million for the same periods in 2021. The changes in income tax expense (benefit) were primarily due to changes in income (loss) before income taxes as well as changes in the effective income tax rates. The effective income tax rates for the three and six months ended June 30, 2022 were 22.4% and 21.9%, respectively, and 22.3% and 21.6% for the same periods in 2021, respectively.
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
The composition of our investment portfolio is summarized as follows:

	June 30, 2022		December 31, 2021
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
U.S. Government and agencies	$186,491	0.3%	$1,078,746	1.8%
States, municipalities and territories	4,390,844	8.0%	3,927,201	6.5%
Foreign corporate securities and foreign governments	969,883	1.8%	402,545	0.7%
Corporate securities	29,825,798	54.7%	34,660,234	57.4%
Residential mortgage backed securities	1,391,707	2.6%	1,125,049	1.9%
Commercial mortgage backed securities	4,188,392	7.7%	4,840,311	8.0%
Other asset backed securities	4,370,660	8.0%	5,271,857	8.7%
Total fixed maturity securities	45,323,775	83.1%	51,305,943	85.0%
Mortgage loans on real estate	6,228,616	11.4%	5,687,998	9.4%
Real estate investments	672,475	1.2%	337,939	0.6%
Derivative instruments	200,781	0.4%	1,277,480	2.1%
Other investments	2,112,169	3.9%	1,767,144	2.9%
	$54,537,816	100.0%	$60,376,504	100.0%
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or credit losses while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are in investment grade (typically NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	June 30, 2022		December 31, 2021
Rating Agency Rating	Carrying Amount (a)	Percent of Fixed Maturity Securities (a)	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$25,316,525	58.6%	$28,275,431	55.2%
Baa	17,099,172	39.5%	21,875,939	42.6%
Total investment grade	42,415,697	98.1%	50,151,370	97.8%
Ba	629,536	1.5%	930,384	1.8%
B	104,137	0.2%	118,065	0.2%
Caa	23,137	0.1%	39,354	0.1%
Ca and lower	65,576	0.1%	66,770	0.1%
Total below investment grade	822,386	1.9%	1,154,573	2.2%
	$43,238,083	100.0%	$51,305,943	100.0%
(a)Excludes fixed maturity securities related to reinsurance business ceded under a modified coinsurance agreement of $2,085,692 as of June 30, 2022.

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
A summary of our fixed maturity securities by NAIC designation is as follows:

	June 30, 2022				December 31, 2021
NAIC Designation	Amortized Cost (a)	Fair Value (a)	Carrying Amount (a)	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$26,879,226	$25,453,818	$25,453,818	58.9%	$26,157,531	$28,785,839	$28,785,839	56.1%
2	18,180,556	16,967,885	16,967,885	39.2%	19,758,594	21,396,020	21,396,020	41.7%
3	706,018	630,715	630,715	1.5%	909,311	941,210	941,210	1.9%
4	124,688	117,336	117,336	0.2%	133,070	147,160	147,160	0.3%
5	56,931	40,995	40,995	0.1%	16,496	15,357	15,357	—%
6	34,570	27,334	27,334	0.1%	24,181	20,357	20,357	—%
	$45,981,989	$43,238,083	$43,238,083	100.0%	$46,999,183	$51,305,943	$51,305,943	100.0%
(a)Excludes fixed maturity securities related to reinsurance business ceded under a modified coinsurance agreement with an amortized cost of $2,486,038 and a fair value and carry value of 2,085,692.
The amortized cost and fair value of fixed maturity securities at June 30, 2022, by contractual maturity, are presented in Note 3 - Investments to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses, Net of Allowance	Allowance for Credit Losses	Fair Value
		(Dollars in thousands)
June 30, 2022
Fixed maturity securities, available for sale:
U.S. Government and agencies	12	$40,457	$(1,115)	$—	$39,342
States, municipalities and territories	417	2,844,871	(330,161)	(1,834)	2,512,876
Foreign corporate securities and foreign governments	45	604,574	(61,711)	—	542,863
Corporate securities	2,304	23,604,278	(2,646,478)	(3,743)	20,954,057
Residential mortgage backed securities	169	976,889	(61,349)	(610)	914,930
Commercial mortgage backed securities	369	4,215,069	(256,262)	—	3,958,807
Other asset backed securities	546	4,609,956	(314,568)	—	4,295,388
	3,862	$36,896,094	$(3,671,644)	$(6,187)	$33,218,263

December 31, 2021
Fixed maturity securities, available for sale:
U.S. Government and agencies	8	$761,101	$(124)	$—	$760,977
States, municipalities and territories	42	190,471	(3,042)	(2,776)	184,653
Foreign corporate securities and foreign governments	3	43,704	(843)	—	42,861
Corporate securities	600	2,530,864	(38,442)	—	2,492,422
Residential mortgage backed securities	74	280,044	(2,093)	(70)	277,881
Commercial mortgage backed securities	108	944,407	(17,719)	—	926,688
Other asset backed securities	592	3,172,613	(50,107)	—	3,122,506
	1,427	$7,923,204	$(112,370)	$(2,846)	$7,807,988
The unrealized losses at June 30, 2022 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at June 30, 2022, and the continued impact the COVID-19 pandemic had on credit markets. Approximately 97% and 85% of the unrealized losses on fixed maturity securities shown in the above table for June 30, 2022 and December 31, 2021, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
The increase in unrealized losses from December 31, 2021 to June 30, 2022 was primarily due to an increase in treasury yields during the six months ended June 30, 2022. The 10-year U.S. Treasury yields at June 30, 2022 and December 31, 2021 were 2.98% and 1.52%, respectively. The 30-year U.S. Treasury yields at June 30, 2022 and December 31, 2021 were 3.14% and 1.90%, respectively. In addition, credit spreads widened during the six months ended June 30, 2022 which also contributed to the increase in unrealized losses.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses (2)	Percent of Total (2)	Gross Unrealized Losses (1)	Percent of Total
	(Dollars in thousands)
June 30, 2022
1	$18,219,160	58.4%	$(1,811,434)	55.4%
2	12,246,740	39.3%	(1,352,334)	41.3%
3	552,198	1.8%	(76,501)	2.3%
4	106,676	0.3%	(13,282)	0.4%
5	38,065	0.1%	(15,935)	0.5%
6	23,343	0.1%	(1,660)	0.1%
	$31,186,182	100.0%	$(3,271,146)	100.0%
December 31, 2021
1	$4,174,438	53.5%	$(37,884)	33.7%
2	3,197,575	41.0%	(57,354)	51.0%
3	376,996	4.8%	(13,723)	12.2%
4	33,229	0.4%	(1,083)	1.0%
5	9,506	0.1%	(1,140)	1.0%
6	16,244	0.2%	(1,186)	1.1%
	$7,807,988	100.0%	$(112,370)	100.0%
(1)Gross unrealized losses have been adjusted to reflect the allowance for credit loss of $6.2 million and $2.8 million as of June 30, 2022 and December 31, 2021, respectively.
(2)Excludes fixed maturity securities related to reinsurance business ceded under a modified coinsurance agreement. The carry value of securities related to the business ceded that have unrealized losses was $2.0 billion and the gross unrealized losses on these securities was $400.5 million as of June 30, 2022.
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 3,862 and 1,427 securities, respectively) have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021, along with a description of the factors causing the unrealized losses is presented in Note 3 - Investments to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

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
		(Dollars in thousands)
June 30, 2022
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	2,954	$31,045,531	$28,180,025	$(2,865,506)
Six months or more and less than twelve months	616	3,440,810	2,891,430	(549,380)
Twelve months or greater	194	1,575,906	1,426,525	(149,381)
Total investment grade	3,764	36,062,247	32,497,980	(3,564,267)
Below investment grade:
Less than six months	41	427,290	379,669	(47,621)
Six months or more and less than twelve months	3	35,082	30,036	(5,046)
Twelve months or greater	54	365,288	310,578	(54,710)
Total below investment grade	98	827,660	720,283	(107,377)
	3,862	$36,889,907	$33,218,263	$(3,671,644)

December 31, 2021
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	1,024	$5,582,431	$5,536,216	$(46,215)
Six months or more and less than twelve months	39	132,110	130,156	(1,954)
Twelve months or greater	281	1,752,779	1,705,640	(47,139)
Total investment grade	1,344	7,467,320	7,372,012	(95,308)
Below investment grade:
Less than six months	12	43,808	43,057	(751)
Six months or more and less than twelve months	7	28,544	25,706	(2,838)
Twelve months or greater	64	380,686	367,213	(13,473)
Total below investment grade	83	453,038	435,976	(17,062)
	1,427	$7,920,358	$7,807,988	$(112,370)
(1)Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss of $6.2 million and $2.8 million as of June 30, 2022 and December 31, 2021, respectively.

The amortized cost and fair value of fixed maturity securities (excluding U.S. Government and agencies) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost, Net of Allowance (1)	Fair Value	Gross Unrealized Losses, Net of Allowance (1)
(Dollars in thousands)
June 30, 2022
Investment grade:
Less than six months	558	$5,397,616	$4,072,584	$(1,325,032)
Six months or more and less than twelve months	7	125,556	86,071	(39,485)
Twelve months or greater	—	—	—	—
Total investment grade	565	5,523,172	4,158,655	(1,364,517)
Below investment grade:
Less than six months	9	126,516	87,388	(39,128)
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total below investment grade	9	126,516	87,388	(39,128)
	574	$5,649,688	$4,246,043	$(1,403,645)

December 31, 2021
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—
Below investment grade:
Less than six months	—	—	—	—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total below investment grade	—	—	—	—
	—	$—	$—	$—
(1) Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss of $6.2 million and $2.8 million as of June 30, 2022 and December 31, 2021, respectively.

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

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
June 30, 2022
Due in one year or less	$301,203	$298,968
Due after one year through five years	4,855,029	4,677,768
Due after five years through ten years	4,943,241	4,525,739
Due after ten years through twenty years	6,594,406	5,892,903
Due after twenty years	10,400,301	8,653,760
	27,094,180	24,049,138
Residential mortgage backed securities	976,889	914,930
Commercial mortgage backed securities	4,215,069	3,958,807
Other asset backed securities	4,609,956	4,295,388
	$36,896,094	$33,218,263

December 31, 2021
Due in one year or less	$762,035	$761,590
Due after one year through five years	509,458	505,312
Due after five years through ten years	546,453	535,258
Due after ten years through twenty years	638,205	627,275
Due after twenty years	1,069,989	1,051,478
	3,526,140	3,480,913
Residential mortgage backed securities	280,044	277,881
Commercial mortgage backed securities	944,407	926,688
Other asset backed securities	3,172,613	3,122,506
	$7,923,204	$7,807,988
International Exposure
We hold fixed maturity securities with international exposure. As of June 30, 2022, 7.6% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. Our fixed maturity securities with international exposure are primarily denominated in U.S. dollars. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	June 30, 2022
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
Europe	$3,648,909	$3,387,611	7.5%
Asia/Pacific	1,074	997	—%
Latin America	—	—	—%
Non-U.S. North America	64,050	59,464	0.1%
Australia & New Zealand	3,900	3,621	—%
Other	1,886	1,751	—%
	$3,719,819	$3,453,444	7.6%

All of the securities presented in the table above are investment grade (NAIC designation of either 1 or 2), except for the following:

	June 30, 2022
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
Europe	$297,849	$254,199
Asia/Pacific	88	75
Latin America	—	—
Non-U.S. North America	5,228	4,462
Australia & New Zealand	318	272
Other	154	131
	$303,637	$259,139
Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e., significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of credit losses. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. For corporate issuers, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. For asset-backed securities, we evaluate changes in factors such as collateral performance, default rates, loss severities and expected cash flows. At June 30, 2022, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance	Net Unrealized Gains (Losses), Net of Allowance	Fair Value
		(Dollars in thousands)
States, municipalities and territories	5	$19,062	$(1,834)	$17,228	$16	$17,244
Corporate securities - Public securities	5	16,526	—	16,526	(731)	15,795
Corporate securities - Private placement securities	1	10,417	(3,743)	6,674	(945)	5,729
Residential mortgage backed securities	20	31,586	(610)	30,976	(1,882)	29,094
Commercial mortgage backed securities	8	84,362	—	84,362	(1,934)	82,428
Other asset backed securities	32	48,739	—	48,739	(236)	48,503
	71	$210,692	$(6,187)	$204,505	$(5,712)	$198,793
We expect to recover the unrealized losses, net of allowances, as we did not have the intent to sell and it was not more likely than not that we would be required to sell these securities prior to recovery of the amortized cost basis, net of allowances. Our analysis of these securities and their credit performance at June 30, 2022 is as follows:
States, municipalities and territories: The decline in value of these securities, which are related to senior living facilities in the Southeastern region of the United States, is primarily due to the financial strain COVID-19 is having on this industry.
Corporate securities: The corporate securities included on the watch list primarily include a security in the utilities industry that is under financial stress due to the impact of power outages and a security in the retail market which is in an unrealized loss position and for which we have the intent to sell as part of our risk reduction effort.
Structured securities: The structured securities included on the watch list have generally experienced higher levels of stress due to the impact COVID-19 is having on the economy. In addition, certain securities are included on the watch list as they are in an unrealized loss position and we have the intent to sell as part of our risk reduction effort.
Credit Losses
We have a policy and process to identify securities in our investment portfolio for which we recognize credit loss. See Note 3 - Investments to our unaudited consolidated financial statements.
During the three months ended June 30, 2022, we recognized $5.5 million of credit losses which includes $3.6 million of credit losses on structured securities primarily due to our intent to sell such securities as of June 30, 2022 and $2.0 million of credit losses on corporate securities primarily due to our intent to sell such securities as of June 30, 2022 partially offset by a $0.1 million net reduction in credit losses on certain other securities. During the six months ended June 30, 2022, we recognized $12.9 million of credit losses which includes $7.3 million of credit losses on structured securities primarily due to our intent to sell such securities and $5.8 million of credit losses on corporate securities due to $3.8 million of credit losses on a security and $2.0 million of credit losses on securities due to our intent to sell such securities as of June 30, 2022 partially offset by $0.2 reduction in credit losses on certain other securities.

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
Mortgage Loans on Real Estate
Our financing receivables consist of three mortgage loan portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our commercial mortgage loan portfolio consists of loans with an outstanding principal balance of $3.6 billion and $3.6 billion as of June 30, 2022 and December 31, 2021, respectively. This portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $568.2 million and $408.1 million as of June 30, 2022 and December 31, 2021, respectively. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $2.1 billion and $1.7 billion as of June 30, 2022 and December 31, 2021, respectively. These loans are collateralized by the related properties and diversified as to location within the United States. Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.
At June 30, 2022 and December 31, 2021, the largest principal amount outstanding for any single commercial mortgage loan was $84.3 million and $81.5 million, respectively, and the average loan size was $5.6 million and $5.3 million, respectively. In addition, the average loan-to-value ratio for commercial and agricultural mortgage loans combined was 52.1% and 52.3% at June 30, 2022 and December 31, 2021, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan-to-value ratio is indicative of our conservative underwriting policies and practices for originating mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 - Mortgage Loans on Real Estate to our unaudited consolidated financial statements in this Form 10-Q, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund mortgage loans up to 90 days in advance. At June 30, 2022, we had commitments to fund commercial mortgage loans totaling $99.9 million, with interest rates ranging from 3.86% to 5.23%. During 2022 and 2021, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the six months ended June 30, 2022, we received $211.1 million in cash for loans being paid in full compared to $111.2 million for the six months ended June 30, 2021. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate. As June 30, 2022, we had commitments to fund agricultural mortgage loans totaling $32.3 million with interest rates ranging from 5.42% to 5.89%, and had commitments to fund residential mortgage loans totaling $212.9 million with interest rates ranging from 7.00% to 12.00%.
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

We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Commercial, agricultural and residential loans are considered nonperforming when they are 90 days or more past due. Aging of financing receivables is summarized in the following table:

	Current	30-59 days past due	60-89 days past due	Over 90 days past due	Total
As of June 30, 2022:	(Dollars in thousands)
Commercial mortgage loans	$3,598,562	$4,716	$—	$—	$3,603,278
Agricultural mortgage loans	565,683	781	—	—	566,464
Residential mortgage loans	2,002,351	56,046	12,613	20,252	2,091,262
Total mortgage loans	$6,166,596	$61,543	$12,613	$20,252	$6,261,004

As of December 31, 2021:
Commercial mortgage loans	$3,628,502	$—	$—	$—	$3,628,502
Agricultural mortgage loans	406,999	—	—	—	406,999
Residential mortgage loans	1,631,999	34,447	3,030	7,045	1,676,521
Total mortgage loans	$5,667,500	$34,447	$3,030	$7,045	$5,712,022
Derivative Instruments
Our derivative instruments consist of call options purchased to provide the income needed to fund the annual index credits on our fixed index annuity products and interest rate swaps used to hedge against changes in fair value due to changes in interest rates. The fair value of the call options is based upon the amount of cash that would be required to settle the call options obtained from the counterparties adjusted for the nonperformance risk of the counterparty. The nonperformance risk for each counterparty is based upon its credit default swap rate. We have no performance obligations related to the call options. The fair value of the pay fixed/receive float interest rate swaps are determined using internal valuation models that generate discounted expected future cash flows by constructing a projected Secure Overnight Financing Rate (SOFR) curve over the term of the swap.
Our interest rate swaps qualify for hedge accounting and our call options do not qualify for hedge accounting. Any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. A presentation of our derivative instruments along with a discussion of the business strategy involved with our derivatives for both our derivatives designated as hedging instruments and our derivatives not designated as hedging instruments is included in Note 6 - Derivative Instruments to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Liquidity and Capital Resources
Our insurance subsidiaries generally have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $(768.7) million for the six months ended June 30, 2022 compared to $1,468.1 million for the six months ended June 30, 2021, with the decrease attributable to a $2,341.6 million decrease in net annuity deposits after coinsurance and a $104.8 million (after coinsurance) decrease in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and mortgage loans. We have a highly liquid investment portfolio that can be used to meet policyholder and other obligations as needed. In addition, we intend to hold approximately 1% to 2% of our investment portfolio in cash and cash equivalents.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2022, up to $407.9 million can yet be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $2.4 billion of statutory earned surplus at June 30, 2022.

The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of June 30, 2022, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to maintain its insurer financial strength rating. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
Cash and cash equivalents of the parent holding company at June 30, 2022, were $279.6 million. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions. On February 15, 2022, we entered into a five-year, $300 million unsecured delayed draw term loan credit agreement. This agreement is part of our plans for access to liquidity for general corporate purposes as we continue to implement our strategic transformation to an at-scale origination, spread and capital light fee-based business, and to manage capital to grow as well as produce returns for shareholders. On July 6, 2022, we borrowed $300 million under this agreement and are using the proceeds for general corporate purposes.
In January 2022, American Equity Life became a member of the Federal Home Loan Bank of Des Moines ("FHLB") which provides access to collateralized borrowings and other FHLB products. We may also issue funding agreements to the FHLB. Both the collateralized borrowings and funding agreements require us to pledge qualified assets as collateral. Obligations arising from funding agreements, which totaled $300.0 million as of June 30, 2022 are used in investment spread activities.
New Accounting Pronouncements
See Note 1 - Significant Accounting Policies to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Regulatory Developments
Financial Strength Ratings
Standard & Poor’s (“S&P”) has withdrawn its insurance company capital analysis proposal to discount the value of certain assets that have no rating.
Investments Regulation
The Iowa Insurance Division has proposed changes to Iowa law on admitted assets to conform Iowa law more closely to NAIC models in some respects. For example, it would change the amount of some assets an insurer could include as admitted. If the legislature enacts these changes, we would review and reconfigure our investments in light of the new requirements and the challenges and opportunities they pose. We do not expect legislative action, if any, until at least 2023.
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
Accounting for Long Duration Insurance and Investment Contracts
See Note 1 - Significant Accounting Policies to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated here by reference.
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
If interest rates were to increase 10% (32 basis points) from levels at June 30, 2022, we estimate that the fair value of our fixed maturity securities would decrease by approximately $1,067.0 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements and policy benefit reserves) would be a decrease of $384.6 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of a credit loss) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2021 for a further discussion of the liquidity risk.
The amortized cost of fixed maturity securities that are callable at the option of the issuer, excluding securities with a make-whole provision, was $2.4 billion as of June 30, 2022. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. In addition, we have $5.2 billion of floating rate investments as of June 30, 2022. The majority of these investments are based on the 3 month LIBOR rate and are reset quarterly. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At June 30, 2022, approximately 92% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies. At June 30, 2022, approximately 18% of our annuity liabilities were at minimum guaranteed crediting rates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Proceeds received at expiration of options related to such credits	$75,115	$720,474	$303,207	$1,069,593
Annual index credits to policyholders on their anniversaries	72,398	714,291	296,783	1,060,028
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of June 30, 2022 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer Purchases of Securities
The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Program
	(shares)	(dollars)	(shares)	(dollars in thousands)
April 1, 2022 - April 30, 2022	1,716,114	$39.00	1,716,114	$489,256
May 1, 2022 - May 31, 2022	1,561,234	$36.94	1,561,234	$431,589
June 1, 2022 - June 30, 2022	1,667,742	$38.61	1,667,742	$367,205
Total	4,945,090		4,945,090
(a)On October 18, 2020, the Company's Board of Directors approved a $500 million share repurchase program. On November 19, 2021, the Company's Board of Directors authorized the repurchase of an additional $500 million of Company common stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
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

Exhibit Number	Description
10.1 *	Offer Letter dated June 29, 2022, between American Equity Investment Life Insurance Company and Ronald J. Grensteiner
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended June 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	The cover page from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended June 30, 2022 formatted in iXBRL and contained in Exhibit 101.

*Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2022	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ Dewayne Lummus
Dewayne Lummus
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)