Form 10-Q
period 2022-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2022-11-08
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2022, there were 85,702,260 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments:
Fixed maturity securities, available for sale, at fair value (amortized cost of $46,505,721 as of 2022 and $46,999,183 as of 2021; allowance for credit losses of $4,920 as of 2022 and $2,846 as of 2021)	$41,087,911	$51,305,943
Mortgage loans on real estate (net of allowance for credit losses of $35,604 as of 2022 and $24,024 as of 2021)	6,601,445	5,687,998
Real estate investments related to consolidated variable interest entities	897,673	337,939
Derivative instruments	196,656	1,277,480
Other investments (2022 and 2021 include $577,445 and $168,711 related to consolidated variable interest entities)	2,636,152	1,767,144
Total investments	51,419,837	60,376,504

Cash and cash equivalents (2022 and 2021 include $32,677 and $23,763 related to consolidated variable interest entities)	1,808,132	4,508,982
Coinsurance deposits (net of allowance for credit losses of $7,729 as of 2022 and $2,264 as of 2021)	8,848,418	8,850,608
Accrued investment income (2022 and 2021 include $2,085 and $3 related to consolidated variable interest entities)	516,649	445,097
Deferred policy acquisition costs	3,878,343	2,222,769
Deferred sales inducements	2,649,102	1,546,073
Deferred income taxes	246,492	—
Income taxes recoverable	103,838	166,586
Other assets (2022 and 2021 include $10,381 and $1,524 related to consolidated variable interest entities)	714,186	232,490
Total assets	$70,184,997	$78,349,109

Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$61,137,017	$65,477,778
Other policy funds and contract claims	266,425	226,844
Notes and loan payable	794,831	496,250
Subordinated debentures	78,668	78,421
Deferred income taxes	—	541,972
Funds withheld for reinsurance liabilities	3,235,894	3,124,740
Other liabilities (2022 and 2021 include $133,213 and $20,168 related to consolidated variable interest entities)	1,461,534	2,079,977
Total liabilities	66,974,369	72,025,982

Stockholders' equity:
Preferred stock, Series A; par value $1 per share; $400,000 aggregate liquidation preference; 20,000 shares authorized; issued and outstanding: 2022 and 2021 - 16,000 shares	16	16
Preferred stock, Series B; par value $1 per share; $300,000 aggregate liquidation preference; 12,000 shares authorized; issued and outstanding: 2022 and 2021 - 12,000 shares	12	12
Common stock; par value $1 per share; 200,000,000 shares authorized; issued and outstanding: 2022 - 85,966,505 shares (excluding 23,432,644 treasury shares); 2021 - 92,513,517 shares (excluding 9,936,715 treasury shares)	85,967	92,514
Additional paid-in capital	1,362,022	1,614,374
Accumulated other comprehensive income (loss)	(2,214,388)	1,848,789
Retained earnings	3,974,069	2,767,422
Total stockholders' equity attributable to American Equity Investment Life Holding Company	3,207,698	6,323,127
Noncontrolling interests	2,930	—
Total stockholders' equity	3,210,628	6,323,127
Total liabilities and stockholders' equity	$70,184,997	$78,349,109
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Premiums and other considerations	$2,839	$15,841	$16,748	$43,649
Annuity product charges	60,819	58,480	168,688	182,321
Net investment income	609,737	526,366	1,769,468	1,522,876
Change in fair value of derivatives	(176,671)	(70,701)	(1,160,371)	826,484
Net realized gains (losses) on investments	(15,860)	4,933	(62,259)	(2,764)
Other revenue	10,989	7,644	28,773	7,644
Total revenues	491,853	542,563	761,047	2,580,210

Benefits and expenses:
Insurance policy benefits and change in future policy benefits	5,707	18,756	25,436	51,008
Interest sensitive and index product benefits	121,890	817,014	729,407	2,106,590
Amortization of deferred sales inducements	127,784	(17,172)	361,775	93,283
Change in fair value of embedded derivatives	(415,374)	(536,404)	(2,695,007)	(545,104)
Interest expense on notes payable	8,984	6,535	21,870	19,322
Interest expense on subordinated debentures	1,333	1,342	3,996	3,994
Amortization of deferred policy acquisition costs	183,182	(1,588)	550,962	185,329
Other operating costs and expenses	59,532	56,518	177,575	177,433
Total benefits and expenses	93,038	345,001	(823,986)	2,091,855
Income before income taxes	398,815	197,562	1,585,033	488,355
Income tax expense	86,214	44,697	345,633	107,500
Net income	312,601	152,865	1,239,400	380,855
Less: Net income (loss) available to noncontrolling interests	1	—	(3)	—
Net income available to American Equity Investment Life Holding Company stockholders	312,600	152,865	1,239,403	380,855
Less: Preferred stock dividends	10,918	10,918	32,756	32,756
Net income available to American Equity Investment Life Holding Company common stockholders	$301,682	$141,947	$1,206,647	$348,099

Earnings per common share	$3.44	$1.53	$13.07	$3.69
Earnings per common share - assuming dilution	$3.41	$1.53	$12.94	$3.67

Weighted average common shares outstanding (in thousands):
Earnings per common share	87,707	92,478	92,339	94,326
Earnings per common share - assuming dilution	88,581	93,044	93,270	94,867
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$312,601	$152,865	$1,239,400	$380,855
Other comprehensive loss:
Change in net unrealized investment gains/losses (1)	(1,041,342)	(85,990)	(5,129,980)	(308,740)
Reclassification of unrealized investment gains/losses to net income (1)	(4,768)	1,260	(16,913)	(3,391)
Other comprehensive loss before income tax	(1,046,110)	(84,730)	(5,146,893)	(312,131)
Income tax effect related to other comprehensive loss	219,690	17,793	1,083,716	65,548
Other comprehensive loss	(826,420)	(66,937)	(4,063,177)	(246,583)
Comprehensive income (loss)	$(513,819)	$85,928	$(2,823,777)	$134,272
(1)Net of related adjustments to amortization of deferred sales inducements, deferred policy acquisition costs and policy benefit reserves.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the three months ended September 30, 2022
Balance at June 30, 2022	$28	$90,169	$1,507,601	$(1,387,968)	$3,672,387	$1,169	$3,883,386
Net income for period	—	—	—	—	312,600	1	312,601
Other comprehensive loss	—	—	—	(826,420)	—	—	(826,420)
Share-based compensation	—	—	4,288	—	—	—	4,288
Issuance of common stock	—	19	—	—	—	—	19
Treasury stock acquired, common	—	(4,221)	(149,867)	—	—	—	(154,088)
Dividends on preferred stock	—	—	—	—	(10,918)	—	(10,918)
Contributions from noncontrolling interests	—	—	—	—	—	1,760	1,760
Balance at September 30, 2022	$28	$85,967	$1,362,022	$(2,214,388)	$3,974,069	$2,930	$3,210,628

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the three months ended September 30, 2021
Balance at June 30, 2021	$28	$92,554	$1,604,535	$2,023,911	$2,574,707	$—	$6,295,735
Net income for period	—	—	—	—	152,865	—	152,865
Other comprehensive loss	—	—	—	(66,937)	—	—	(66,937)
Share-based compensation	—	—	6,109	—	—	—	6,109
Issuance of common stock	—	—	(306)	—	—	—	(306)
Treasury stock acquired, common	—	(41)	(1,299)	—	—	—	(1,340)
Dividends on preferred stock	—	—	—	—	(10,918)	—	(10,918)
Balance at September 30, 2021	$28	$92,513	$1,609,039	$1,956,974	$2,716,654	$—	$6,375,208

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the nine months ended September 30, 2022
Balance at December 31, 2021	$28	$92,514	$1,614,374	$1,848,789	$2,767,422	$—	$6,323,127
Net income (loss) for period	—	—	—	—	1,239,403	(3)	1,239,400
Other comprehensive loss	—	—	—	(4,063,177)	—	—	(4,063,177)
Share-based compensation	—	—	10,708	—	—	—	10,708
Issuance of common stock	—	7,071	245,790	—	—	—	252,861
Treasury stock acquired, common	—	(13,618)	(508,850)	—	—	—	(522,468)
Dividends on preferred stock	—	—	—	—	(32,756)	—	(32,756)
Contributions from noncontrolling interests	—	—	—	—	—	2,933	2,933
Balance at September 30, 2022	$28	$85,967	$1,362,022	$(2,214,388)	$3,974,069	$2,930	$3,210,628

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the nine months ended September 30, 2021
Balance at December 31, 2020	$28	$95,721	$1,681,127	$2,203,557	$2,368,555	$—	$6,348,988
Net income for period	—	—	—	—	380,855	—	380,855
Other comprehensive loss	—	—	—	(246,583)	—	—	(246,583)
Share-based compensation	—	—	19,265	—	—	—	19,265
Issuance of common stock	—	459	4,395	—	—	—	4,854
Treasury stock acquired, common	—	(3,667)	(95,748)	—	—	—	(99,415)
Dividends on preferred stock	—	—	—	—	(32,756)	—	(32,756)
Balance at September 30, 2021	$28	$92,513	$1,609,039	$1,956,974	$2,716,654	$—	$6,375,208
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$1,239,400	$380,855
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	729,407	2,106,590
Amortization of deferred sales inducements	361,775	93,283
Annuity product charges	(168,688)	(182,321)
Change in fair value of embedded derivatives	(2,695,007)	(545,104)
Change in traditional life and accident and health insurance reserves	(21,494)	19,487
Policy acquisition costs deferred	(146,498)	(243,711)
Amortization of deferred policy acquisition costs	550,962	185,329
Provision for depreciation and other amortization	12,845	3,985
Amortization of discounts and premiums on investments	637	18,438
Realized gains/losses on investments	62,259	2,764
Distributions from equity method investments	5,098	10,697
Change in fair value of derivatives	1,160,371	(826,484)
Deferred income taxes	295,252	(12,276)
Share-based compensation	10,708	19,265
Change in accrued investment income	(71,552)	(15,288)
Change in income taxes recoverable/payable	62,748	40,340
Change in other assets	(39,988)	(2,003)
Change in other policy funds and contract claims	35,328	(15,971)
Change in collateral held for derivatives	(905,799)	(170,371)
Change in funds withheld from reinsurers	629,251	—
Change in other liabilities	174,671	(141,230)
Other	(156,591)	(88,983)
Net cash provided by operating activities	1,125,095	637,291

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities, available for sale	5,136,412	3,295,774
Mortgage loans on real estate	1,572,420	500,140
Derivative instruments	577,772	1,741,357
Other investments	440,079	12,008
Acquisitions of investments:
Fixed maturity securities, available for sale	(5,238,533)	(2,283,419)
Mortgage loans on real estate	(2,408,977)	(621,002)
Real estate investments acquired	(611,881)	(259,262)
Derivative instruments	(586,804)	(547,006)
Other investments	(1,123,295)	(422,070)
Purchases of property, furniture and equipment	(34,215)	(15,060)
Net cash provided by (used in) investing activities	(2,277,022)	1,401,460

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Financing activities
Receipts credited to annuity policyholder account balances	$2,416,692	$4,879,283
Coinsurance deposits	(241,746)	683,829
Return of annuity policyholder account balances	(3,724,169)	(3,861,391)
Repayment of loan payable	(1,875)	—
Proceeds from issuance of loan payable	300,000	—
Acquisition of treasury stock	(522,468)	(99,415)
Proceeds from issuance of common stock, net	252,861	4,854
Change in checks in excess of cash balance	4,538	(23,884)
Dividends paid on preferred stock	(32,756)	(32,756)
Net cash provided by (used in) financing activities	(1,548,923)	1,550,520
Increase (decrease) in cash and cash equivalents	(2,700,850)	3,589,271
Cash and cash equivalents at beginning of period	4,508,982	9,095,522
Cash and cash equivalents at end of period	$1,808,132	$12,684,793

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$16,250	$15,000
Income taxes	4,873	80,169
Income tax refunds received	17,187	—
Non-cash operating activity:
Deferral of sales inducements	74,074	71,683
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company ("we", "us", "our" or the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include variable interest entities (“VIE”) in which we are the primary beneficiary. All of the adjustments in the consolidated financial statements are normal recurring items which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for any other period, including for the year ended December 31, 2022. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires management estimates and assumptions using subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Our actual results could differ from these estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities, available for sale	$41,087,911	$41,087,911	$51,305,943	$51,305,943
Mortgage loans on real estate	6,601,445	6,159,905	5,687,998	5,867,227
Real estate investments	897,673	897,673	337,939	337,939
Derivative instruments	196,656	196,656	1,277,480	1,277,480
Other investments	2,636,152	2,694,152	1,767,144	1,767,144
Cash and cash equivalents	1,808,132	1,808,132	4,508,982	4,508,982
Coinsurance deposits	8,848,418	8,342,351	8,850,608	7,938,292

Liabilities
Policy benefit reserves	60,756,774	56,012,323	65,076,041	56,375,076
Single premium immediate annuity (SPIA) benefit reserves	215,902	225,088	226,207	235,891
Other policy funds - FHLB	50,000	50,000	—	—
Notes and loan payable	794,831	774,625	496,250	569,485
Subordinated debentures	78,668	80,056	78,421	93,721
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

Our assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are presented below based on the fair value hierarchy levels:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2022
Assets
Fixed maturity securities, available for sale:
U.S. Government and agencies	$169,538	$26,075	$143,463	$—
States, municipalities and territories	4,042,890	—	4,042,890	—
Foreign corporate securities and foreign governments	859,063	—	859,063	—
Corporate securities	26,894,108	—	26,574,576	319,532
Residential mortgage backed securities	1,372,741	—	1,372,741	—
Commercial mortgage backed securities	3,706,960	—	3,706,960	—
Other asset backed securities	4,042,611	—	3,944,366	98,245
Other investments	783,904	5,003	778,901	—
Real estate investments	897,673	—	—	897,673
Derivative instruments	196,656	—	196,656	—
Cash and cash equivalents	1,808,132	1,808,132	—	—
	$44,774,276	$1,839,210	$41,619,616	$1,315,450
Liabilities
Funds withheld liability - embedded derivative	$(520,458)	$—	$—	$(520,458)
Fixed index annuities - embedded derivatives	5,257,042	—	—	5,257,042
	$4,736,584	$—	$—	$4,736,584

December 31, 2021
Assets
Fixed maturity securities, available for sale:
U.S. Government and agencies	$1,078,746	$32,737	$1,046,009	$—
States, municipalities and territories	3,927,201	—	3,927,201	—
Foreign corporate securities and foreign governments	402,545	—	402,545	—
Corporate securities	34,660,234	32,700	34,627,534	—
Residential mortgage backed securities	1,125,049	—	1,125,049	—
Commercial mortgage backed securities	4,840,311	—	4,840,311	—
Other asset backed securities	5,271,857	—	5,271,857	—
Other investments	12,226	—	5,877	6,349
Real estate investments	337,939	—	—	337,939
Derivative instruments	1,277,480	—	1,277,480	—
Cash and cash equivalents	4,508,982	4,508,982	—	—
	$57,442,570	$4,574,419	$52,523,863	$344,288
Liabilities
Funds withheld liability - embedded derivative	$(2,362)	$—	$(2,362)	$—
Fixed index annuities - embedded derivatives	7,964,961	—	—	7,964,961
	$7,962,599	$—	$(2,362)	$7,964,961

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparison of the prices to a secondary pricing source, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of September 30, 2022 and December 31, 2021.
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
Real estate investments
The fair values of residential real estate investments are initially calculated based on the cost to purchase the properties and subsequently calculated based on a discounted cash flow methodology. Under the discounted cash flow method, net operating income is forecasted assuming a 10-year hold period commencing as of the valuation date. An additional year is forecasted in order to determine the residual sale price at the end of the hold period, using a residual (terminal) capitalization rate. The significant inputs into the fair value calculation under the discounted cash flow method include the residual capitalization rate and discount rate. These inputs are unobservable market data; therefore, fair value of residential real estate investments falls into Level 3 in the fair value hierarchy. At September 30, 2022, the residual capitalization rates used in the fair value calculations ranged from 4.75% to 6.50% with an average rate of 4.97%. At September 30, 2022, the discount rates used in the fair value calculations ranged from 6.00% to 7.75% with an average rate of 6.73%.

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
Other investments
Equity securities and short-term debt securities with maturities of greater than three months but less than twelve months when purchased are the only financial instruments included in other investments that are measured at fair value on a recurring basis. The fair value for these investments are determined using the same methods discussed above for fixed maturity securities. Financial instruments included in other investments that are not measured at fair value on a recurring basis are FHLB common stock, equity method investments, short-term loans, collateral loans, company owned life insurance ("COLI") and a consolidated variable interest entity. FHLB common stock is carried at cost which approximates fair value. FHLB common stock was $12.0 million as of September 30, 2022 and falls within Level 2 of the fair value hierarchy. The fair values for most of our equity method investments are obtained from third parties and are determined using a variety of valuation techniques, including discounted cash flow analysis, valuation multiples analysis for comparable investments and appraisal values. As the risk spread and liquidity discount are unobservable market inputs, the fair value of our equity method investments falls within Level 3 of the fair value hierarchy. The fair value for one of our equity method investments is based on earnings multiples derived by comparing valuations of similar entities relative to earnings data. The fair value of this equity method investment falls within Level 3 of the fair value hierarchy. The fair value of equity method investments was $1,083.5 million and $520.1 million as of September 30, 2022 and December 31, 2021, respectively. Due to the short-term nature of the investments, the fair value of a portion of our short-term loans approximates the carrying value. The fair value of short-term loans was $237.5 million and $320.0 million as of September 30, 2022 and December 31, 2021, respectively. Our short-term loans fall within Level 2 of the fair value hierarchy. For our collateral loans, we have concluded the fair value approximates carrying value and falls within Level 2 of the fair value hierarchy. The fair value of collateral loans was $64.6 million and $0 as of September 30, 2022 and December 31, 2021, respectively. The fair value of our COLI approximates the cash surrender value of the policies and falls within Level 2 of the fair value hierarchy. The fair value of COLI was $394.6 million and $384.3 million as of September 30, 2022 and December 31, 2021, respectively. Our consolidated variable interest entity is an investment in one investment company real estate fund that invests in operating entities which hold multifamily real estate properties. The fair value of our variable interest entity was $56.6 million as of September 30, 2022 and falls within Level 3 of the fair value hierarchy. The fair value was obtained from a third party and is based on the fair value of the underlying real estate held by the various operating entities. The real estate is initially calculated based on the cost to purchase the properties and subsequently calculated based on a discounted cash flow methodology. Based on the timing of the purchases, the fair value as of September 30, 2022 was based on cost.
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
Notes and loan payable
The fair values of our senior unsecured notes are based upon quoted market prices. The fair value of our term loan is equal to the principal amount outstanding as we borrowed the funds under this agreement on July 6, 2022. Both of these are categorized as Level 2 within the fair value hierarchy, and remeasured at fair value on a recurring basis.

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
Funds withheld liability - embedded derivative
We estimate the fair value of the embedded derivative based on the fair value of the assets supporting the funds withheld payable under modified coinsurance reinsurance agreements. The fair value of the embedded derivative is classified as Level 3 based on valuation methods used for the assets held supporting the reinsurance agreements.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of September 30, 2022 and December 31, 2021, we utilized an estimate of 2.40% and 2.10%, respectively, for the expected cost of annual call options, which is based on estimated long-term account value growth and a historical review of our actual option costs.
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

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
1 - 5	2.17%	3.04%	1.86%	2.19%
6 - 10	3.24%	2.84%	1.97%	2.26%
11 - 15	3.76%	4.47%	1.88%	2.14%
16 - 20	8.02%	8.93%	2.88%	1.33%
20+	4.90%	4.93%	1.79%	—%
Lapse rates are generally expected to increase as surrender charge percentages decrease for policies without a lifetime income benefit rider. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.

The following table provides a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Fixed maturity securities, available for sale - Corporate securities
Beginning balance	$77,726	$—	$—	$—
Transfers in	241,878	—	319,604	—
Total realized/unrealized gains (losses):
Included in net income	—	—	—	—
Included in other comprehensive income (loss)	(72)	—	(72)	—
Ending balance	$319,532	$—	$319,532	$—

Fixed maturity securities, available for sale - Other asset backed securities
Beginning balance	$64,550	$—	$—	$—
Transfers in	37,151	—	101,701	—
Total realized/unrealized gains (losses):
Included in net income	—	—	—	—
Included in other comprehensive income (loss)	(3,456)	—	(3,456)	—
Ending balance	$98,245	$—	$98,245	$—

Other investments
Beginning balance	$—	$—	$6,349	$—
Transfers in	—	6,349	—	6,349
Transfers out	—	—	(3,867)	—
Total realized/unrealized gains (losses):
Included in net income	—	—	(2,482)	—
Included in other comprehensive income (loss)	—	—	—	—
Ending balance	$—	$6,349	$—	$6,349

Real estate investments
Beginning balance	$672,475	$258,237	$337,939	$—
Purchases and sales, net	250,062	1,025	553,628	259,262
Change in fair value	(24,864)	—	6,106	—
Ending balance	$897,673	$259,262	$897,673	$259,262

Funds withheld liability - embedded derivative
Beginning balance	$—	$—	$—	$—
Transfers in	(520,458)	—	(520,458)	—
Change in fair value	—	—	—	—
Ending balance	$(520,458)	$—	$(520,458)	$—

Fixed index annuities - embedded derivatives
Beginning balance	$5,836,312	$8,384,764	$7,964,961	$7,938,281
Premiums less benefits	(92,242)	365,474	(28,759)	1,062,994
Change in fair value, net	(466,244)	(681,509)	(2,658,376)	(932,546)
Reserve release related to in-force ceded reinsurance	(20,784)	(520,889)	(20,784)	(520,889)
Ending balance	$5,257,042	$7,547,840	$5,257,042	$7,547,840
Transfers into Level 3 during the three and nine months ended September 30, 2022 were the result of changes in observable pricing information for certain fixed maturity securities.
The fair value of our fixed index annuities embedded derivatives is net of coinsurance ceded of $733.5 million and $1,245.0 million as of September 30, 2022 and December 31, 2021, respectively. Change in fair value, net for each period in our embedded derivatives is included in Change in fair value of embedded derivatives in the unaudited Consolidated Statements of Operations.

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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at September 30, 2022, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $356.0 million recorded through operations as a decrease in the change in fair value of embedded derivatives and there would be a corresponding decrease of $127.5 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as an increase in amortization of deferred policy acquisition costs and deferred sales inducements. A decrease by 100 basis points in the discount rates used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $408.0 million recorded through operations as an increase in the change in fair value of embedded derivatives and there would be a corresponding increase of $148.4 million to our combined balance for deferred policy acquisition costs and deferred sales inducements recorded through operations as a decrease in amortization of deferred policy acquisition costs and deferred sales inducements.

3. Investments
At September 30, 2022 and December 31, 2021, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (2)	Allowance for Credit Losses	Fair Value
	(Dollars in thousands)
September 30, 2022
Fixed maturity securities, available for sale:
U.S. Government and agencies	$172,754	$322	$(3,538)	$—	$169,538
States, municipalities and territories	4,558,007	42,882	(557,999)	—	4,042,890
Foreign corporate securities and foreign governments	941,787	15,982	(98,706)	—	859,063
Corporate securities	30,804,074	185,050	(4,091,802)	(3,214)	26,894,108
Residential mortgage backed securities	1,465,458	16,369	(107,380)	(1,706)	1,372,741
Commercial mortgage backed securities	4,076,549	1,046	(370,635)	—	3,706,960
Other asset backed securities	4,487,092	226	(444,707)	—	4,042,611
	$46,505,721	$261,877	$(5,674,767)	$(4,920)	$41,087,911

December 31, 2021
Fixed maturity securities, available for sale:
U.S. Government and agencies	$1,046,029	$32,841	$(124)	$—	$1,078,746
States, municipalities and territories	3,495,563	437,456	(3,042)	(2,776)	3,927,201
Foreign corporate securities and foreign governments	380,646	22,742	(843)	—	402,545
Corporate securities	31,084,629	3,614,047	(38,442)	—	34,660,234
Residential mortgage backed securities	1,056,778	70,434	(2,093)	(70)	1,125,049
Commercial mortgage backed securities	4,708,878	149,152	(17,719)	—	4,840,311
Other asset backed securities	5,226,660	95,304	(50,107)	—	5,271,857
	$46,999,183	$4,421,976	$(112,370)	$(2,846)	$51,305,943
(1)Amortized cost excludes accrued interest receivable of $460.6 million and $400.7 million as of September 30, 2022 and December 31, 2021, respectively.
(2)Gross unrealized losses are net of allowance for credit losses.
The amortized cost and fair value of fixed maturity securities at September 30, 2022, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$1,581,856	$1,578,652
Due after one year through five years	7,181,216	6,887,037
Due after five years through ten years	6,387,291	5,789,381
Due after ten years through twenty years	10,872,828	9,794,223
Due after twenty years	10,453,431	7,916,306
	36,476,622	31,965,599
Residential mortgage backed securities	1,465,458	1,372,741
Commercial mortgage backed securities	4,076,549	3,706,960
Other asset backed securities	4,487,092	4,042,611
	$46,505,721	$41,087,911

Net unrealized gains (losses) on investments reported as a separate component of stockholders' equity were comprised of the following:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Net unrealized gains (losses) on investments	$(5,425,373)	$4,309,606
Adjustments for assumed changes in amortization of deferred policy acquisition costs, deferred sales inducements and policy benefit reserves	2,594,217	(1,993,869)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	594,234	(489,482)
Net unrealized gains (losses) reported as accumulated other comprehensive income (loss)	$(2,214,388)	$1,848,789
The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO’s"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 98% of our fixed maturity portfolio rated investment grade at both September 30, 2022 and December 31, 2021, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	September 30, 2022		December 31, 2021
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$27,008,700	$24,082,858	$26,157,531	$28,785,839
2	18,703,067	16,342,207	19,758,594	21,396,020
3	625,554	533,923	909,311	941,210
4	95,833	82,402	133,070	147,160
5	56,835	37,389	16,496	15,357
6	15,732	9,132	24,181	20,357
	$46,505,721	$41,087,911	$46,999,183	$51,305,943

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 4,404 and 1,427 securities, respectively) have been in a continuous unrealized loss position, at September 30, 2022 and December 31, 2021:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(Dollars in thousands)
September 30, 2022
Fixed maturity securities, available for sale:
U.S. Government and agencies	$132,334	$(3,538)	$—	$—	$132,334	$(3,538)
States, municipalities and territories	2,890,984	(556,773)	2,572	(1,226)	2,893,556	(557,999)
Foreign corporate securities and foreign governments	634,949	(96,583)	3,163	(2,123)	638,112	(98,706)
Corporate securities	22,263,446	(4,055,115)	94,985	(39,901)	22,358,431	(4,095,016)
Residential mortgage backed securities	1,080,905	(102,854)	37,416	(6,232)	1,118,321	(109,086)
Commercial mortgage backed securities	3,562,772	(361,686)	42,624	(8,949)	3,605,396	(370,635)
Other asset backed securities	2,577,355	(219,730)	1,413,364	(224,977)	3,990,719	(444,707)
	$33,142,745	$(5,396,279)	$1,594,124	$(283,408)	$34,736,869	$(5,679,687)

December 31, 2021
Fixed maturity securities, available for sale:
U.S. Government and agencies	$760,977	$(124)	$—	$—	$760,977	$(124)
States, municipalities and territories	168,942	(2,468)	15,711	(3,350)	184,653	(5,818)
Foreign corporate securities and foreign governments	42,861	(843)	—	—	42,861	(843)
Corporate securities	2,375,603	(30,070)	116,819	(8,372)	2,492,422	(38,442)
Residential mortgage backed securities	250,964	(1,408)	26,917	(755)	277,881	(2,163)
Commercial mortgage backed securities	784,464	(5,500)	142,224	(12,219)	926,688	(17,719)
Other asset backed securities	1,351,324	(11,345)	1,771,182	(38,762)	3,122,506	(50,107)
	$5,735,135	$(51,758)	$2,072,853	$(63,458)	$7,807,988	$(115,216)
(1)Unrealized losses have not been reduced to reflect the allowance for credit losses of $4.9 million and $2.8 million as of September 30, 2022 and December 31, 2021, respectively.
The unrealized losses at September 30, 2022 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at September 30, 2022. Approximately 98% and 85% of the unrealized losses on fixed maturity securities shown in the above table for September 30, 2022 and December 31, 2021, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
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
Changes in net unrealized gains/losses on investments for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Fixed maturity securities available for sale carried at fair value	$(2,277,217)	$(327,223)	$(9,734,979)	$(802,409)

Adjustment for effect on other balance sheet accounts:
Deferred policy acquisition costs, deferred sales inducements and policy benefit reserves	1,231,107	242,493	4,588,086	490,278
Deferred income tax asset/liability	219,690	17,793	1,083,716	65,548
	1,450,797	260,286	5,671,802	555,826
Change in net unrealized gains/losses on investments carried at fair value	$(826,420)	$(66,937)	$(4,063,177)	$(246,583)
Proceeds from sales of available for sale fixed maturity securities for the nine months ended September 30, 2022 and 2021 were $3.2 billion and $446.4 million, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the nine months ended September 30, 2022 and 2021 were $2.0 billion and $2.8 billion, respectively.

Net realized gains (losses) on investments for the three and nine months ended September 30, 2022 and 2021, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$23,978	$1,001	$27,950	$7,430
Gross realized losses	(33,881)	—	(59,940)	(16,147)
Net credit loss (provision) release	(1,487)	84	(14,341)	(93)
	(11,390)	1,085	(46,331)	(8,810)
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	(4,716)	5,023	(13,309)	9,471
Recovery of specific allowance	1,086	—	1,315	—
Loss on sale of mortgage loans	(840)	(1,175)	(3,934)	(3,425)
	(4,470)	3,848	(15,928)	6,046
	$(15,860)	$4,933	$(62,259)	$(2,764)
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

The following table provides a rollforward of the allowance for credit loss:

	Three Months Ended September 30, 2022
	States, Municipalities and Territories	Corporate Securities	Residential Mortgage Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$1,834	$3,743	$610	$6,187
Additions for credit losses not previously recorded	—	—	439	439
Change in allowance on securities with previous allowance	(1,834)	(529)	657	(1,706)
Reduction for securities sold during the period	—	—	—	—
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Ending balance	$—	$3,214	$1,706	$4,920

	Three Months Ended September 30, 2021
	States, Municipalities and Territories	Corporate Securities	Residential Mortgage Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$3,347	$10,723	$120	$14,190
Additions for credit losses not previously recorded	—	—	296	296
Change in allowance on securities with previous allowance	(575)	315	—	(260)
Reduction for securities sold during the period	—	—	—	—
Write-offs charged against the allowance	—	(10,032)	—	(10,032)
Recoveries of amounts previously written off	—	—	(120)	(120)
Ending balance	$2,772	$1,006	$296	$4,074

	Nine Months Ended September 30, 2022
	States, Municipalities and Territories	Corporate Securities	Residential Mortgage Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$2,776	$—	$70	$2,846
Additions for credit losses not previously recorded	—	3,825	1,070	4,895
Change in allowance on securities with previous allowance	(2,776)	(611)	994	(2,393)
Reduction for securities sold during the period	—	—	(428)	(428)
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Ending balance	$—	$3,214	$1,706	$4,920

	Nine Months Ended September 30, 2021
	States, Municipalities and Territories	Corporate Securities	Residential Mortgage Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$2,844	$60,193	$1,734	$64,771
Additions for credit losses not previously recorded	—	705	407	1,112
Change in allowance on securities with previous allowance	(72)	1,240	(631)	537
Reduction for securities sold during the period	—	(50,758)	—	(50,758)
Write-offs charged against the allowance	—	(10,032)	—	(10,032)
Recoveries of amounts previously written off	—	(342)	(1,214)	(1,556)
Ending balance	$2,772	$1,006	$296	$4,074

4. Mortgage Loans on Real Estate
Our financing receivables consist of the following three portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our mortgage loan portfolios are summarized in the following table. There were commitments outstanding of $367.3 million at September 30, 2022.

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Commercial mortgage loans:
Principal outstanding	$3,589,852	$3,633,131
Deferred fees and costs, net	(6,260)	(4,629)
Amortized cost	3,583,592	3,628,502
Valuation allowance	(23,613)	(17,926)
Commercial mortgage loans, carrying value	3,559,979	3,610,576

Agricultural mortgage loans:
Principal outstanding	582,518	408,135
Deferred fees and costs, net	(1,723)	(1,136)
Amortized cost	580,795	406,999
Valuation allowance	(810)	(519)
Agricultural mortgage loans, carrying value	579,985	406,480

Residential mortgage loans:
Principal outstanding	2,423,962	1,652,910
Deferred fees and costs, net	1,441	1,468
Unamortized discounts and premiums, net	47,259	22,143
Amortized cost	2,472,662	1,676,521
Valuation allowance	(11,181)	(5,579)
Residential mortgage loans, carrying value	2,461,481	1,670,942
Mortgage loans, carrying value	$6,601,445	$5,687,998

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

	September 30, 2022		December 31, 2021
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$522,913	14.6%	$614,406	16.9%
Middle Atlantic	281,685	7.8%	293,494	8.1%
Mountain	425,348	11.9%	452,818	12.5%
New England	63,831	1.8%	60,172	1.6%
Pacific	864,749	24.1%	863,879	23.8%
South Atlantic	927,915	25.8%	785,679	21.6%
West North Central	209,532	5.8%	235,864	6.5%
West South Central	293,879	8.2%	326,819	9.0%
	$3,589,852	100.0%	$3,633,131	100.0%
Property type distribution
Office	$388,414	10.8%	$315,374	8.7%
Medical Office	10,408	0.3%	10,827	0.3%
Retail	913,201	25.4%	1,016,101	28.0%
Industrial/Warehouse	861,547	24.0%	924,779	25.4%
Apartment	923,717	25.7%	864,580	23.8%
Hotel	286,271	8.0%	283,500	7.8%
Mixed Use/Other	206,294	5.8%	217,970	6.0%
	$3,589,852	100.0%	$3,633,131	100.0%
Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $582.5 million and $408.1 million as of September 30, 2022 and December 31, 2021, respectively. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $2.4 billion and $1.7 billion as of September 30, 2022 and December 31, 2021, respectively. These loans are collateralized by the related properties and diversified as to location within the United States.
Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Interest income is included in Net investment income on our Consolidated Statements of Operations. Accrued interest receivable, which was $47.1 million and $37.0 million as of September 30, 2022 and December 31, 2021, respectively, is included in Accrued investment income on our Consolidated Balance Sheets.
Loan Valuation Allowance
We establish a valuation allowance to provide for the risk of credit losses inherent in our mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost, which excludes accrued interest receivable. We do not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balances to net investment income in a timely manner. We did not charge off any uncollectible accrued interest receivable on our commercial, agricultural or residential mortgage loan portfolios for the three and nine month periods ended September 30, 2022 or 2021, respectively.
The valuation allowances for each of our mortgage loan portfolios are estimated by deriving probability of default and recovery rate assumptions based on the characteristics of the loans in each portfolio, historical economic data and loss information, and current and forecasted economic conditions. Key loan characteristics impacting the estimate for our commercial mortgage loan portfolio include the current state of the borrower’s credit quality, which considers factors such as loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios, loan performance, underlying collateral type, delinquency status, time to maturity, and original credit scores. Key loan characteristics impacting the estimate for our agricultural and residential mortgage loan portfolios include the current state of the borrowers' credit quality, delinquency status, time to maturity and original credit scores.

The following table represents a rollforward of the valuation allowance on our mortgage loan portfolios:

	Three Months Ended September 30, 2022
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(24,244)	$(664)	$(7,480)	$(32,388)
Charge-offs	414	—	—	414
Recoveries	1,086	—	—	1,086
Change in provision for credit losses	(869)	(146)	(3,701)	(4,716)
Ending allowance balance	$(23,613)	$(810)	$(11,181)	$(35,604)

	Three Months Ended September 30, 2021
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(22,498)	$(454)	$(3,629)	$(26,581)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Change in provision for credit losses	4,808	(174)	389	5,023
Ending allowance balance	$(17,690)	$(628)	$(3,240)	$(21,558)

	Nine Months Ended September 30, 2022
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(17,926)	$(519)	$(5,579)	$(24,024)
Charge-offs	414	—	—	414
Recoveries	1,315	—	—	1,315
Change in provision for credit losses	(7,416)	(291)	(5,602)	(13,309)
Ending allowance balance	$(23,613)	$(810)	$(11,181)	$(35,604)

	Nine Months Ended September 30, 2021
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(25,529)	$(2,130)	$(3,370)	$(31,029)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Change in provision for credit losses	7,839	1,502	130	9,471
Ending allowance balance	$(17,690)	$(628)	$(3,240)	$(21,558)
Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of Other investments and the loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. There is no real estate held in Other investments as of September 30, 2022 or December 31, 2021. Recoveries are situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance).
Credit Quality Indicators
We evaluate the credit quality of our commercial and agricultural mortgage loans by analyzing LTV and DSC ratios and loan performance. We evaluate the credit quality of our residential mortgage loans by analyzing loan performance.
LTV and DSC ratios for our commercial mortgage loans are originally calculated at the time of loan origination and are updated annually for each loan using information such as rent rolls, assessment of lease maturity dates and property operating statements, which are reviewed in the context of current leasing and in place rents compared to market leasing and market rents. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our commercial mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at September 30, 2022 and December 31, 2021.

The amortized cost of our commercial mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at September 30, 2022 and December 31, 2021 (by year of origination):

	2022		2021		2020		2019		2018		Prior		Total
As of September 30, 2022:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$231,027	64%	$258,232	61%	$441,541	57%	$439,473	59%	$333,748	54%	$840,846	45%	$2,544,867	54%
Greater than or equal to 1.2 and less than 1.5	6,486	70%	124,082	56%	28,910	61%	116,762	67%	73,807	69%	147,784	60%	497,831	62%
Greater than or equal to 1.0 and less than 1.2	100,177	52%	211,637	43%	18,268	80%	39,603	74%	10,404	76%	60,019	47%	440,108	51%
Less than 1.0	53,437	54%	—	—%	—	—%	6,153	61%	13,119	73%	28,077	67%	100,786	61%
Total	$391,127	60%	$593,951	53%	$488,719	58%	$601,991	61%	$431,078	58%	$1,076,726	47%	$3,583,592	55%

	2021		2020		2019		2018		2017		Prior		Total
As of December 31, 2021:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$260,623	64%	$454,828	60%	$464,059	61%	$344,170	58%	$246,854	52%	$758,494	45%	$2,529,028	55%
Greater than or equal to 1.2 and less than 1.5	12,836	67%	58,960	66%	128,301	70%	89,293	66%	135,818	66%	129,833	57%	555,041	65%
Greater than or equal to 1.0 and less than 1.2	318,636	45%	17,762	82%	69,684	72%	11,937	75%	6,343	60%	42,125	58%	466,487	53%
Less than 1.0	—	—%	3,289	61%	26,147	63%	14,051	76%	13,385	73%	21,074	54%	77,946	65%
Total	$592,095	54%	$534,839	61%	$688,191	64%	$459,451	60%	$402,400	58%	$951,526	47%	$3,628,502	56%
LTV and DSC ratios for our agricultural mortgage loans are calculated at the time of loan origination and are evaluated annually for each loan using land value averages. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our agricultural mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at September 30, 2022 and December 31, 2021.
The amortized cost of our agricultural mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at September 30, 2022 and December 31, 2021 (by year of origination):

	2022		2021		2020		2019		2018		Prior		Total
As of September 30, 2022:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$85,660	48%	$54,509	51%	$83,847	67%	$1,421	42%	$34,000	42%	$—	—%	$259,437	54%
Greater than or equal to 1.2 and less than 1.5	96,443	54%	96,648	54%	99,008	42%	4,347	18%	—	—%	—	—%	296,446	50%
Greater than or equal to 1.0 and less than 1.2	6,813	74%	7,356	43%	4,042	36%	—	—%	—	—%	—	—%	18,211	53%
Less than 1.0	—	—%	—	—%	6,701	46%	—	—%	—	—%	—	—%	6,701	46%
Total	$188,916	52%	$158,513	53%	$193,598	53%	$5,768	24%	$34,000	42%	$—	—%	$580,795	52%

	2021		2020		2019		2018		2017		Prior		Total
As of December 31, 2021:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$62,548	54%	$80,919	56%	$11,645	49%	$25,000	11%	$—	—%	$—	—%	$180,112	49%
Greater than or equal to 1.2 and less than 1.5	95,738	55%	102,958	43%	3,335	22%	—	—%	—	—%	—	—%	202,031	48%
Greater than or equal to 1.0 and less than 1.2	7,478	44%	4,092	36%	4,734	50%	—	—%	—	—%	—	—%	16,304	44%
Less than 1.0	—	—%	8,552	59%	—	—%	—	—%	—	—%	—	—%	8,552	59%
Total	$165,764	54%	$196,521	49%	$19,714	45%	$25,000	11%	$—	—%	$—	—%	$406,999	48%

We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Aging of financing receivables is summarized in the following table (by year of origination):

	2022	2021	2020	2019	2018	Prior	Total
As of September 30, 2022:	(Dollars in thousands)
Commercial mortgage loans
Current	$391,127	$593,951	$488,719	$601,991	$431,078	$1,076,726	$3,583,592
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$391,127	$593,951	$488,719	$601,991	$431,078	$1,076,726	$3,583,592

Agricultural mortgage loans
Current	$188,916	$158,513	$190,463	$5,768	$34,000	$—	$577,660
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	3,135	—	—	—	3,135
Total agricultural mortgage loans	$188,916	$158,513	$193,598	$5,768	$34,000	$—	$580,795

Residential mortgage loans
Current	$1,457,896	$672,371	$233,185	$31,457	$1,710	$417	$2,397,036
30 - 59 days past due	15,049	9,384	6,443	1,645	767	—	33,288
60 - 89 days past due	3,298	440	4,641	—	2,029	—	10,408
Over 90 days past due	2,917	22,550	6,463	—	—	—	31,930
Total residential mortgage loans	$1,479,160	$704,745	$250,732	$33,102	$4,506	$417	$2,472,662

	2021	2020	2019	2018	2017	Prior	Total
As of December 31, 2021:	(Dollars in thousands)
Commercial mortgage loans
Current	$592,095	$534,839	$688,191	$459,451	$402,400	$951,526	$3,628,502
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$592,095	$534,839	$688,191	$459,451	$402,400	$951,526	$3,628,502

Agricultural mortgage loans
Current	$165,764	$196,521	$19,714	$25,000	$—	$—	$406,999
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total agricultural mortgage loans	$165,764	$196,521	$19,714	$25,000	$—	$—	$406,999

Residential mortgage loans
Current	$1,092,438	$454,532	$67,380	$16,898	$751	$—	$1,631,999
30 - 59 days past due	10,284	12,363	11,373	427	—	—	34,447
60 - 89 days past due	1,838	1,090	102	—	—	—	3,030
Over 90 days past due	679	5,459	907	—	—	—	7,045
Total residential mortgage loans	$1,105,239	$473,444	$79,762	$17,325	$751	$—	$1,676,521

Commercial, agricultural and residential mortgage loans are considered nonperforming when they become 90 days or more past due. When loans become nonperforming, we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a nonperforming loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a nonperforming loan back to less than 90 days past due, we will resume accruing interest income on that loan. There were 68 loans in non-accrual status at September 30, 2022 and 13 loans in non-accrual status at December 31, 2021. During the three and nine months ended September 30, 2022 we recognized $0 and $546 thousand, respectively, in interest income on loans which were in non-accrual status at the respective period end. During the three and nine months ended September 30, 2021 we recognized $3 thousand and $36 thousand in interest income on loans which were in non-accrual status at the respective period end.
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
Mortgage loan workouts, refinances or restructures that are classified as TDRs are individually evaluated and measured for impairment. There were no mortgage loans that we determined to be a TDR at September 30, 2022 and December 31, 2021.
5. Variable Interest Entities
We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results.
Consolidated Variable Interest Entities
We are invested in three investment company real estate limited partnerships which own various limited liability companies that invest in residential real estate properties. These entities are VIE's as the legal entities equity investors have insufficient equity at risk and lack of power to direct the activities that most significantly impact the economic performance. We determined we are the primary beneficiary as a result of our power to control the entities through our significant ownership. Due to the nature of these real estate investments, the investments balance will fluctuate based on changes in the fair value of the properties as well as when purchases and sales of properties are made.
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

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of the consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	September 30, 2022		December 31, 2021
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(Dollars in thousands)
Real estate investments	$940,600	$133,040	$363,229	$20,168
Real estate investment funds	58,612	113	—	—
Limited partnership funds	521,049	60	168,711	—
	$1,520,261	$133,213	$531,940	$20,168
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
The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

	September 30, 2022		December 31, 2021
	Asset Carrying Value	Maximum Exposure to Loss	Asset Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Fixed maturity securities, available for sale	$482,134	$482,134	$459,681	$459,681
Other investments	260,766	260,766	345,000	345,000

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
The notional and fair values of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the Consolidated Balance Sheets are as follows:

	September 30, 2022		December 31, 2021
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives designated as hedging instruments
Assets
Derivative instruments
Interest rate swaps	$408,369	$32,620	$—	$—

Derivatives not designated as hedging instruments
Assets
Derivative instruments
Call options	$39,388,067	$162,869	$40,091,353	$1,276,574
Warrants	2,020	1,167	2,020	906
	$39,390,087	$164,036	$40,093,373	$1,277,480
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives, net		$5,257,042		$7,964,961
Funds withheld for reinsurance liabilities
Reinsurance related embedded derivative		(520,458)		(2,362)
		$4,736,584		$7,962,599
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

The following represents the amortized cost and cumulative fair value hedging adjustments included in the hedged assets:

Line Item in the Consolidated Balance Sheets in Which Hedged Item is Included	Amortized Cost of Hedged Item		Cumulative Amount of Fair Value Basis Adjustment Gain (Loss)
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Fixed maturities, available for sale:
Current hedging relationships	$353,384	$—	$(37,508)	$—
Discontinued hedging relationships	2,986,309	—	(209,565)	—
The following represents a summary of the gains (losses) related to the derivatives and hedged items that qualify for fair value hedge accounting:

	Derivative	Hedged Item	Net	Amount Excluded: Recognized in Income Immediately
For the three months ended September 30, 2022
Interest rate swaps	$188,667	$(214,414)	$(25,747)	$11,301

For the three months ended September 30, 2021
Interest rate swaps	$—	$—	$—	$—

For the nine months ended September 30, 2022
Interest rate swaps	$215,438	$(247,507)	$(32,069)	$13,957

For the nine months ended September 30, 2021
Interest rate swaps	$—	$—	$—	$—
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
The changes in fair value of derivatives not designated as hedging instruments included in the Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$(162,308)	$(71,688)	$(1,142,521)	$825,381
Warrants	83	987	262	1,103
Interest rate swaps	11,301	—	13,957	—
	$(150,924)	$(70,701)	$(1,128,302)	$826,484
Change in fair value of embedded derivatives:
Fixed index annuities - embedded derivatives	$(466,244)	$(681,509)	$(2,658,376)	$(932,546)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	167,100	145,105	481,465	387,442
Reinsurance related embedded derivative	(116,230)	—	(518,096)	—
	$(415,374)	$(536,404)	$(2,695,007)	$(545,104)

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
The notional amount and fair value of our call options and interest rate swaps by counterparty and each counterparty's current credit rating are as follows:

			September 30, 2022		December 31, 2021
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa2	$3,974,765	$9,672	$3,556,256	$99,229
Barclays	A	A1	3,929,194	19,776	4,213,658	157,865
Canadian Imperial Bank of Commerce	A+	Aa2	3,397,705	20,004	3,956,329	141,540
Citibank, N.A.	A+	Aa3	3,311,681	14,324	3,190,833	115,860
Credit Suisse	A	A2	2,052,678	9,822	3,716,868	113,295
J.P. Morgan	A+	Aa2	6,143,105	22,155	4,482,832	105,899
Morgan Stanley	A+	Aa3	3,339,897	33,714	2,223,743	47,950
Royal Bank of Canada	AA-	A1	4,077,826	19,787	3,567,972	100,472
Societe Generale	A	A1	2,000,609	7,917	2,548,072	86,494
Truist	A	A2	1,910,413	9,248	2,547,808	94,924
Wells Fargo	A+	Aa2	5,425,371	28,331	5,820,381	206,403
Exchange traded			233,192	739	266,601	6,643
			$39,796,436	$195,489	$40,091,353	$1,276,574
As of September 30, 2022 and December 31, 2021, we held $0.4 billion and $1.3 billion, respectively, of cash and cash equivalents and other investments from counterparties for derivative collateral, which is included in Other liabilities on our Consolidated Balance Sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if the counterparties failed completely to perform according to the terms of the contracts to $6.8 million and $8.5 million at September 30, 2022 and December 31, 2021, respectively.
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

7. Notes and Loan Payable
Notes and loan payable includes the following:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Senior notes due 2027
Principal	$500,000	$500,000
Unamortized debt issue costs	(3,107)	(3,537)
Unamortized discount	(187)	(213)
Term loan due 2027
Principal	300,000	—
Principal paydown	(1,875)	—
	$794,831	$496,250
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
In addition to our commitments to fund mortgage loans, we have unfunded commitments at September 30, 2022 to limited partnerships of $1.5 billion and to fixed maturity securities of $9.5 million.
Through our FHLB membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of September 30, 2022, we had $50.0 million of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding. The fixed maturity security investments pledged for collateral had a fair value of $1.2 billion at September 30, 2022.

9. Earnings Per Common Share and Stockholders' Equity
Earnings Per Common Share
The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Numerator:
Net income available to common stockholders - numerator for earnings per common share	$301,682	$141,947	$1,206,647	$348,099

Denominator:
Weighted average common shares outstanding	87,707,426	92,478,154	92,338,919	94,325,984
Effect of dilutive securities:
Stock options and deferred compensation agreements	452,321	237,076	517,490	224,519
Restricted stock and restricted stock units	421,391	328,430	413,106	316,897
Denominator for earnings per common share - assuming dilution	88,581,138	93,043,660	93,269,515	94,867,400

Earnings per common share	$3.44	$1.53	$13.07	$3.69
Earnings per common share - assuming dilution	$3.41	$1.53	$12.94	$3.67
There were no options to purchase shares of our common stock outstanding excluded from the computation of diluted earnings per common share during the three and nine months ended September 30, 2022, as the exercise price of all options outstanding was less than the average market price of our common shares. During the three months ended September 30, 2021, there were 336,598 options to purchase shares of our common stock outstanding, with an exercise price of $31.31 - 32.58, excluded from the computation of diluted earnings per common share. During the nine months ended September 30, 2021, there were 226,598 options to purchase shares of our common stock outstanding, with an exercise price of $31.63 - $32.58, excluded from the computation of diluted earnings per common share.
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
Dividends on the Series A and Series B preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the first day of March, June, September and December of each year, commencing on March 1, 2020 for Series A and on December 1, 2020 for Series B. For the three and nine months ended September 30, 2022 and 2021, we paid dividends totaling $5.9 million and $17.8 million on the Series A preferred stock and $5.0 million and $14.9 million on the Series B preferred stock, respectively. The Series A and Series B preferred stock rank senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference. The Series A and Series B preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions.
Brookfield Asset Management Equity Investment
On October 18, 2020, we announced an agreement with Brookfield Asset Management, Inc. and its affiliated entities (collectively, "Brookfield") under which Brookfield would acquire up to a 19.9% ownership interest of common stock in the Company. The equity investment by Brookfield took place in two stages: an initial purchase of a 9.9% equity interest at $37.00 per share which closed on November 30, 2020 with Brookfield purchasing 9,106,042 shares, and a second purchase of an additional 6,775,000 shares which were issued to Brookfield at $37.33 per share in January of 2022, resulting in total ownership of approximately 16%. Brookfield also received the right to nominate one candidate for the Company’s Board of Directors following the initial equity investment.

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
From the 2020 inception of the share repurchase program through September 30, 2022, we have repurchased approximately 22.7 million shares of our common stock at an average price of $34.63 per common share, including 13.6 million shares repurchased during the nine months ended September 30, 2022. As of September 30, 2022, we had $213 million remaining under our share repurchase program.
Treasury Stock
As of September 30, 2022, we held 23,432,644 shares of treasury stock with a carrying value of $780.2 million. As of December 31, 2021, we held 9,936,715 shares of treasury stock with a carrying value of $260.6 million.
10. Subsequent Events
Effective October 1, 2022, American Equity Life entered into a reinsurance agreement with an unaffiliated reinsurer AeBe ISA LTD, a Bermuda exempted company affiliated with 26North Holdings LP, that is an incorporated segregated account licensed as a Class E reinsurer. Under the agreement, American Equity ceded $4.3 billion of certain in-force fixed indexed and fixed rate annuity product liabilities and has the option in the future to cede liabilities of certain single premium fixed deferred annuities, or policies as otherwise agreed to by the parties issued after the treaty effective date, at risk adjusted pricing terms that may be acceptable to American Equity Life at that time. Under the agreement, these liabilities will be ceded 75% on a funds withheld coinsurance basis and 25% on a coinsurance basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at September 30, 2022, and the unaudited consolidated results of operations for the three and nine month periods ended September 30, 2022 and 2021, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2021. Interim operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the entire year. Preparation of financial statements requires use of management estimates and assumptions.
Cautionary Statement Regarding Forward-Looking Information
All statements, trend analysis and other information contained in this report and elsewhere (such as in filings by us with the SEC, press releases, presentations by us or management or oral statements) may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events and do not relate strictly to historical or current facts. They may relate to markets for our products, trends in our operations or financial results, strategic alternatives, future operations, strategies, plans, partnerships, investments, share buybacks and other financial developments. They use words and terms such as anticipate, assume, believe, can, continue, could, enable, estimate, expect, foreseeable, goal, improve, intend, likely, may, model, objective, opportunity, outlook, plan, potential, project, remain, risk seek, should, strategy, target, will, would, and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all forms of speech and derivative forms, or similar words, as well as any projections of future events or results. Forward-looking statements, by their nature, are subject to a variety of assumptions, risks, and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Factors that may cause our actual decisions or results to differ materially from those contemplated by these forward-looking statements include, among other things:
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
During the first nine months of 2022, we continued to make significant progress in the execution of the AEL 2.0 strategy. Key areas of progress include the following:
•We continued to increase our allocation of investments to private assets. As of September 30, 2022, approximately $10.0 billion or 18.4% of our investment portfolio consisted of private assets.
•We executed an agreement with North End Re (Cayman) SPC (“North End Re”), a wholly owned subsidiary of Brookfield Reinsurance to expand our income products that will fund the additional $6 billion in capacity that exists under the reinsurance treaty signed with North End Re in 2021.
•American Equity Life ranked #1 annuity provider for Customer Satisfaction among Annuity Providers in the J.D. Power 2022 U.S. Individual Annuity Study.
•We repurchased 13.6 million shares of Company common stock at an average price of $38.37.
•We established a new five-year credit agreement for $300 million in unsecured delayed draw term loan commitments. This agreement is part of our plans for access to liquidity for general corporate purposes as we continue to implement AEL 2.0. In July 2022, we borrowed $300 million under the unsecured delayed draw term loan and are using the proceeds for general corporate purposes.
•During the third quarter of 2022, we made an equity investment in 26North Holdings LP, a multi-asset investment platform founded and led by Josh Harris. Over time, we believe this may present AEL an attractive opportunity to source assets in private credit and private equity that aligns well with an insurer’s balance sheet and risk profile.

•Effective October 1, 2022, we entered into a reinsurance agreement to cede 100% of certain 2008 and 2010 fixed index and fixed rate annuity policies, totaling $4.3 billion of GAAP reserves, with AeBe ISA LTD, a Bermuda exempted company which is an incorporated segregated account licensed as a Class E reinsurer and is affiliated with 26North Holdings LP. 26North Holdings LP will provide asset management services to the reinsurance entity, Additionally, Agam Capital, an insurance risk, regulatory oversight, and liability consulting firm with offices in Bermuda, US and India, will provide liability management services to the reinsurance entity. We estimate the initial capital release from the execution of the agreement to be in excess of $250 million while the impact to 2023 operating earnings is expected to be immaterial. Additionally, under the agreement, we have the optionality to cede up to $525 million of single premium fixed deferred annuities in a given calendar year, subject to risk adjusted pricing terms that are acceptable to American Equity at that time. See Note 10 – Subsequent Events for more information.
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
During the first quarter of 2022, an additional 6,775,000 shares were issued to Brookfield at $37.33 per share, the Company's adjusted book value as of September 30, 2021. The additional issuance increased Brookfield's total combined ownership to approximately 16% of the Company's common stock at the time of issuance.
On October 18, 2020, the Company's Board of Directors approved a $500 million share repurchase program. On November 19, 2021, the Company's Board of Directors authorized the repurchase of an additional $500 million of Company common stock. The purpose of the share repurchase program is to both offset dilution from the issuance of shares to Brookfield and to institute a regular capital return program for shareholders. From the 2020 inception of the share repurchase program through September 30, 2022, we have repurchased approximately 22.7 million shares of our common stock at an average price of $34.63 per common share.
On April 29, 2022, Fitch affirmed its "A-" financial strength rating on American Equity Investment Life Insurance Company and its life insurance subsidiaries, its "BBB" issuer default rating on American Equity Investment Life Holding Company and its "BBB-" senior unsecured debt ratings, and revised its outlook to "stable" from "negative" on its financial strength, issuer default and senior unsecured debt ratings.
On September 9, 2022, A.M. Best affirmed its "A-" financial strength rating on American Equity Investment Life Insurance Company and its subsidiaries, American Equity Investment Life Insurance Company of New York and Eagle Life Insurance Company, its "bbb-" long-term issuer credit rating of American Equity Investment Life Holding Company, its "bbb-" senior unsecured debt ratings, and its "bb" perpetual, non-cumulative preferred stock ratings. The outlook for these credit ratings of "stable" was also affirmed by A.M. Best on September 9, 2022.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average yield on invested assets	4.48%	3.91%	4.33%	3.71%
Aggregate cost of money	1.75%	1.51%	1.69%	1.55%
Aggregate investment spread	2.73%	2.40%	2.64%	2.16%

Impact of:
Investment yield - additional prepayment income	0.03%	0.12%	0.04%	0.11%
Cost of money benefit from over hedging	—%	0.08%	0.02%	0.05%
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
Average yields on invested assets increased primarily as a result of strong returns on partnerships and other mark to market assets, lower average cash balances and the ramp in private assets partly offset by lower prepayment income. See Net investment income. The aggregate cost of money increased primarily due to increases in options costs as compared to prior periods. We have the flexibility to reduce our crediting rates if necessary and could decrease our cost of money by approximately 74 basis points if we reduce current rates to guaranteed minimums.

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021
Annuity deposits by product type collected during the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
American Equity Investment Life Insurance Company:
Fixed index annuities	$627,444	$727,641	$2,055,120	$1,947,241
Annual reset fixed rate annuities	1,271	1,462	3,473	5,285
Multi-year fixed rate annuities	4,465	14,196	7,295	849,062
Single premium immediate annuities	1,915	16,282	18,441	45,671
	635,095	759,581	2,084,329	2,847,259
Eagle Life Insurance Company:
Fixed index annuities	102,379	187,611	333,507	520,967
Annual reset fixed rate annuities	143	—	150	337
Multi-year fixed rate annuities	14,684	362,769	17,147	1,556,391
	117,206	550,380	350,804	2,077,695
Consolidated:
Fixed index annuities	729,823	915,252	2,388,627	2,468,208
Annual reset fixed rate annuities	1,414	1,462	3,623	5,622
Multi-year fixed rate annuities	19,149	376,965	24,442	2,405,453
Single premium immediate annuities	1,915	16,282	18,441	45,671
Total before coinsurance ceded	752,301	1,309,961	2,435,133	4,924,954
Coinsurance ceded	253,446	203,218	682,461	209,968
Net after coinsurance ceded	$498,855	$1,106,743	$1,752,672	$4,714,986
Annuity deposits before and after coinsurance ceded decreased 43% and 55%, respectively, during the third quarter of 2022 compared to the same period in 2021 and decreased 51% and 63%, respectively, during the nine months ended September 30, 2022 compared to the same period in 2021. The decreases in sales for the three and nine months ended September 30, 2022 compared to the same periods in 2021 were primarily driven by a reduction in sales of multi-year fixed rate annuity products at both American Equity Life and Eagle Life, which is in line with our 2022 sales strategy of focusing on sales of fixed index annuities. The decreases in sales of fixed index annuities for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was driven by our choice to maintain operational discipline over chasing the market as interest rates fluctuated.
Effective July 1, 2021, we ceded 100% of an in-force block of fixed index annuities and began ceding 75% of certain fixed index annuities issued after July 1, 2021 to North End Re, which caused the increase in coinsurance ceded premiums for the three and nine months ended September 30, 2022 compared to the same periods in 2021.
Net income available to common stockholders increased to $301.7 million in the third quarter of 2022 and increased to $1,206.6 million for the nine months ended September 30, 2022 compared to $141.9 million and $348.1 million for the same periods in 2021.
The increase in net income available to common stockholders for the three months ended September 30, 2022 was driven primarily by an increase in net investment income and decrease in interest sensitive and index product benefits. These changes were partially offset by a decrease in the change in fair value of derivatives, an increase in amortization of deferred sales inducements and deferred policy acquisition costs, and an increase in the change in fair value of embedded derivatives .
The increase in net income available to common stockholders for the nine months ended September 30, 2022 was driven primarily by an increase in net investment income, a decrease in the change in fair value of embedded derivatives and a decrease in interest sensitive and index product benefits. These changes were partially offset by a decrease in the change in fair value of derivatives and increase in amortization of deferred sales inducements and deferred policy acquisition costs.
Net income available to common stockholders for the three and nine months ended September 30, 2022 was positively impacted by an increase in the aggregate investment spread as previously noted. Net income, in general, is impacted by the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) decreased 0.6% to $52.3 billion for the third quarter of 2022 and 3.3% to $52.8 billion for the nine months ended September 30, 2022 compared to $52.6 billion and $54.6 billion for the same periods in 2021. Our investment spread measured in dollars was $382.7 million for the third quarter of 2022 and $1,091.7 million for the nine months ended September 30, 2022 compared to $323.2 million and $876.0 million for the same periods in 2021. Investment income for the three and nine months ended September 30, 2022 was positively impacted by strong returns on partnerships and other mark to market assets, the benefit from higher short-term interest rates, lower cash balances and an increase in allocation to higher yielding privately sourced assets (see Net investment income). The volume of cash and cash equivalent holdings decreased in the fourth quarter of 2021 and the first quarter of 2022 with the execution of the reinsurance treaty with North End Re and the investment of cash balances above our target levels.

Net income was also impacted by the change in fair value of derivatives and embedded derivatives, which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income for the three and nine months ended September 30, 2022 was positively impacted by decreases in expected index credits on the next policy anniversary dates resulting from decreases in the fair value of the call options acquired to fund these index credits and net increases in the discount rates used to estimate the fair value of our embedded derivative liabilities, the impacts of which were partially offset by decreases in the change in fair value of derivatives and increases in amortization of deferred policy acquisition costs and deferred sales inducements related to changes in fair value of derivatives and embedded derivatives. See discussion below for the drivers of changes in net income as a result of actuarial assumption updates. See Change in fair value of derivatives, Change in fair value of embedded derivatives, Amortization of deferred sales inducements and Amortization of deferred policy acquisition costs.
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
Net income available to common stockholders for the 2022 and 2021 periods includes effects from updates to assumptions as follows:

	Three and Nine Months Ended September 30,
	2022	2021
	(Dollars in thousands)
Increase (decrease) in amortization of deferred sales inducements	$45,682	$(51,412)
Increase (decrease) in amortization of deferred policy acquisition costs	56,853	(52,602)
(Decrease) increase in interest sensitive and index product benefits	(53,042)	233,178
Decrease in change in fair value of embedded derivatives	(94,770)	(125,752)
Effect on net income available to common stockholders	35,543	(2,678)
We review these assumptions quarterly and as a result of these reviews, we made updates to assumptions in the third quarter of 2022 and 2021.
The most significant assumption updates made in the third quarter of 2022 were to investment spread assumptions, including the net investment earned rate and crediting rate on policies, lapse rate and partial withdrawal assumptions, and lifetime income benefit rider utilization assumptions.
We updated our assumption for net investment spread for American Equity Life to remain steady at 2.60% through an eight-year reversion period. We increased our long-term net investment earned rate assumption by 40 basis points with an assumption of 4.25% in the near term increasing to 5.00% over the eight-year reversion period, and we increased our long-term crediting/discount rate assumption by 30 basis points with an assumption of 1.65% in the near term increasing to 2.40% over the eight year reversion period. In addition, we adjusted the grading of the discount rate assumption in the embedded derivative calculation. This change results in an increase in expected future gross profits and therefore a slight increase in the deferred policy acquisition costs and deferred sales inducements balances. This also results in a decrease in the liability for lifetime income benefit riders due to a higher discount rate and a decrease in the fair value of the embedded derivative due to the grading of the crediting rate assumption.
We updated lapse rate and partial withdrawal assumptions based on actual historical experience. We refreshed lapse tables based on five years of lapse experience and implemented a 1% lapse floor. For policies with a lifetime income benefit rider that does not charge a fee, we increased the lapse rates. For policies with a lifetime income benefit rider that has been utilized, we decreased the lapse rates. We expanded our partial withdrawal assumptions to include scalars in our assumptions during the surrender charge period, shock period, and post-shock period. This resulted in partial withdrawals extending beyond the surrender charge period. The net impact of the lapse rate and partial withdrawal assumptions resulted in a decrease in expected future gross profits and a decrease in the deferred policy acquisition costs and deferred sales inducements balances. The net impact of these changes resulted in an increase in the liability for lifetime income benefit riders due to higher excess claims and lower gross profits and increased the fair value of the embedded derivative due to lower overall lapses and partial withdrawals.
We updated our lifetime income benefit rider utilization assumption structure to capture policyholder characteristics at a more granular level. This resulted in an increase in the number of policies utilizing and increased the excess claims. The impact of this change results in an increase in the liability for lifetime income benefit riders, an increase in the fair value of the embedded derivative, and an increase in the deferred policy acquisition costs and deferred sales inducements balances.
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
Non-GAAP operating income available to common stockholders, a non-GAAP financial measure, increased to $114.0 million in the third quarter of 2022 and increased to $295.0 million for the nine months ended September 30, 2022 compared to $79.5 million and $214.7 million for the same periods in 2021.
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

The adjustments made to net income available to common stockholders to arrive at non-GAAP operating income available to common stockholders for the three and nine months ended September 30, 2022 and 2021 are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Reconciliation from net income available to common stockholders to non-GAAP operating income available to common stockholders:
Net income available to American Equity Investment Life Holding Company common stockholders	$301,682	$141,947	$1,206,647	$348,099
Adjustments to arrive at non-GAAP operating income available to common stockholders:
Net realized (gains) losses on financial assets, including credit losses	9,738	(3,900)	51,595	2,528
Change in fair value of derivatives and embedded derivatives	(248,823)	(75,879)	(1,219,322)	(172,746)
Income taxes	51,403	17,285	256,120	36,801
Non-GAAP operating income available to common stockholders	$114,000	$79,453	$295,040	$214,682
The amounts disclosed in the reconciliation above are presented net of related adjustments to amortization of deferred sales inducements and deferred policy acquisition costs and accretion of lifetime income benefit rider reserves where applicable.
Non-GAAP operating income available to common stockholders for the 2022 and 2021 periods includes effects from updates to assumptions as follows:

	Three and Nine Months Ended September 30,
	2022	2021
	(Dollars in thousands)
Increase (decrease) in amortization of deferred sales inducements	$8,670	$(73,791)
Increase (decrease) in amortization of deferred policy acquisition costs	10,520	(87,029)
(Decrease) increase in interest sensitive and index product benefits	(53,042)	233,178
Effect on non-GAAP operating income available to common stockholders	26,572	(56,801)
The impact to net income available to common stockholders and non-GAAP operating income available to common stockholders from assumption updates varies due to the impact of fair value accounting for our fixed index annuity business as non-GAAP operating income available to common stockholders eliminates the impact of fair value accounting for our fixed index annuity business. While the assumption updates made during 2022 and 2021 were consistently applied, the impact to net income available to common stockholders and non-GAAP operating income available to common stockholders varies due to different amortization rates being applied to gross profit adjustments included in the valuation.
The changes in non-GAAP operating income available to common stockholders for the three and nine months ended September 30, 2022 compared to the same periods in 2021 were primarily a result of the impact of assumption updates as previously noted. Non-GAAP operating income available to common stockholders adjusted for the impact of updates to assumptions for the three and nine months months ended September 30, 2022 decreased compared to the same periods in 2021. The decrease is primarily due an increase in the liability for lifetime income benefit riders, higher amortization of deferred policy acquisition costs and deferred sales inducements and higher interest credited to policyholders partially offset by higher investment income. See Net income available to common stockholders.

Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 4% to $60.8 million in the third quarter of 2022 and decreased 7% to $168.7 million for the nine months ended September 30, 2022 compared to $58.5 million and $182.3 million for the same periods in 2021. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Surrender charges	$19,783	$16,481	$50,669	$54,019
Lifetime income benefit riders (LIBR) fees	41,036	41,999	118,019	128,302
	$60,819	$58,480	$168,688	$182,321

Withdrawals from annuity policies subject to surrender charges	$328,503	$313,557	$785,956	$875,046
Average surrender charge collected on withdrawals subject to surrender charges	6.0%	5.3%	6.4%	6.2%

Fund values on policies subject to LIBR fees	$5,061,814	$5,260,739	$14,820,475	$16,563,433
Weighted average per policy LIBR fee	0.81%	0.80%	0.80%	0.77%
The increase in annuity product charges for the three months ended September 30, 2022 compared to the same period in 2021 was attributable to increases in withdrawals from annuity policies subject to surrender charges partially offset by decreases in fees assessed for lifetime income benefit riders due to a smaller volume of business in force subject to the fee. The decrease in annuity product charges for the nine months ended September 30, 2022 compared to the same period in 2021 was attributable to decreases in withdrawals from annuity policies subject to surrender charges and decreases in fees assessed for lifetime income benefit riders due to a smaller volume of business in force subject to the fee. The smaller volume of business subject to the fee is primarily due to the execution of the North End Re reinsurance treaty which was effective on July 1, 2021. See Interest sensitive and index product benefits below for corresponding expense recognized on lifetime income benefit riders.
Net investment income increased 16% to $609.7 million in the third quarter of 2022 and 16% to $1,769.5 million for the nine months ended September 30, 2022 compared to $526.4 million and $1,522.9 million for the same periods in 2021. The increases were principally attributable to increases in the average yield earned on average invested assets during the three and nine months ended September 30, 2022 compared to the same periods in 2021. Average invested assets excluding derivative instruments (on an amortized cost basis) increased 1% to $54.4 billion for the third quarter of 2022 and decreased 1% to $54.6 billion for the nine months ended September 30, 2022 compared to $53.8 billion and $54.9 billion for the same periods in 2021.
The average yield earned on average invested assets was 4.48% for the third quarter of 2022 and 4.33% for the nine months ended September 30, 2022 compared to 3.91% and 3.71% for the same periods in 2021. The increases in yield earned on average invested assets for the three and nine months ended September 30, 2022 compared to the same periods in 2021 were primarily due to strong returns on partnerships and other mark to market assets, the benefit from higher short-term interest rates, lower average cash balances and an increase private assets partly offset by lower prepayment income. Cash and cash equivalents holdings averaged $650 million during the three months ended September 30, 2022, compared to $6.9 billion during the three months ended September 30, 2021. As of September 30, 2022, we held approximately $761 million of cash and cash equivalents in our investment portfolios which is within our stated target portfolio allocation of 1% to 2% of our investment portfolio in cash and cash equivalents.
The expected return on investments purchased during the three and nine months ended September 30, 2022 was 6.42% and 4.46%, net of third-party investment management expenses, including $1.3 billion of privately sourced assets with an expected return of 6.50% and $3.6 billion of privately sourced assets with an expected return of 5.80% for the three and nine months ended September 30, 2022, respectively. The expected return on investments purchased during the three and nine months ended September 30, 2021 was 4.63% and 4.07%, net of third-party investment management expenses.

Change in fair value of derivatives primarily consists of call options purchased to fund annual index credits on fixed index annuities. The components of change in fair value of derivatives are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Call options:
Gain on option expiration	$(151,540)	$346,674	$(146,530)	$1,058,152
Change in unrealized gains/losses	(10,768)	(418,362)	(995,991)	(232,771)
Warrants	83	987	262	1,103
Interest rate swaps	(14,446)	—	(18,112)	—
	$(176,671)	$(70,701)	$(1,160,371)	$826,484
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based which impacts the level of gains on call option expirations, the fair values of those call options and changes in the fair values of those call options between periods. The changes in gain on option expiration and unrealized gains/losses on call options for the three and nine months ended September 30, 2022 compared to the same periods in 2021 are due to equity market performance for the three and nine months ended September 30, 2022 compared to the same periods in 2021. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
S&P 500 Index
Point-to-point strategy	0.0% - 0.0%	1.0% - 17.6%	0.0% - 12.50%	0.0% - 42.6%
Monthly average strategy	0.0% - 1.8%	1.0% - 12.2%	0.0% - 8.6%	0.0% - 29.4%
Monthly point-to-point strategy	0.0% - 0.0%	0.4% - 20.2%	0.0% - 12.9%	0.0% - 21.7%
Volatility control index point-to-point strategy	0.0% - 0.0%	0.0% - 8.3%	0.0% - 7.3%	0.0% - 9.7%
Fixed income (bond index) strategies	0.0% - 6.0%	0.0% - 4.7%	0.0% - 6.5%	0.0% - 10.0%
The change in fair value of derivatives is also influenced by the aggregate cost of options purchased. The aggregate cost of options for the three and nine months ended September 30, 2022 was higher than for the same periods in 2021 as option costs increased during the first three quarters of 2022 compared to the same periods of 2021. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

Other revenue increased 44% to $11.0 million in the third quarter of 2022 and 276% to $28.8 million for the nine months ended September 30, 2022 compared to $7.6 million and $7.6 million for the same periods in 2021. The components of other revenue are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Asset liability management fees	$3,298	$2,682	$9,224	$2,682
Amortization of deferred gain	7,691	4,962	19,549	4,962
	$10,989	$7,644	$28,773	$7,644
The increases in other revenue for the three and nine months ended September 30, 2022 compared to the same periods in 2021 were due to the increase in business ceded under the North End Re reinsurance treaty which was effective July 1, 2021.
Interest sensitive and index product benefits decreased 85% to $121.9 million in the third quarter of 2022 and 65% to $729.4 million for the nine months ended September 30, 2022 compared to $817.0 million and $2.1 billion for the same periods in 2021. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Index credits on index policies	$4,648	$475,292	$301,431	$1,535,320
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	65,687	65,637	197,167	188,279
Lifetime income benefit riders	51,555	276,085	230,809	382,991
	$121,890	$817,014	$729,407	$2,106,590
The decreases in index credits for the three and nine months ended September 30, 2022 compared to the same periods in 2021 were due to changes in the level of appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $4.9 million and $308.1 million for the three and nine months ended September 30, 2022, compared to $489.9 million and $1,559.5 million for the same periods in 2021. The increases in interest credited for the three and nine months ended September 30, 2022 compared to the same periods in 2021 were due to increases in single premium deferred annuity products that receive a fixed rate of interest partially offset by a reduction in interest credited to funds allocated to the fixed option within our fixed index annuities due to a decrease in the net average balance allocated to the fixed option. The decreases in benefits recognized for lifetime income benefit riders for the three and nine months ended September 30, 2022 compared to the same periods in 2021 were primarily due to the impact of assumption updates made during the third quarter of 2022 compared to assumption updates made during the third quarter of 2021 partially offset by the impacts on the calculation of the lifetime income benefit rider reserve of actual results compared to expected results for items such as lifetime income benefit rider election rates and the level of index credits. The net impact of updating expected results with actual results led to increases in the lifetime income benefit rider reserve for the three and nine months ended September 30, 2022 compared to decreases in the same periods in 2021.
The liability (net of coinsurance ceded) for lifetime income benefit riders was $1.9 billion and $2.8 billion at September 30, 2022 and December 31, 2021, respectively which includes the impact of unrealized gains and losses on available for sale securities on the liability for lifetime income benefit riders of $(627.9) million and $482.8 million at September 30, 2022 and December 31, 2021, respectively.
Amortization of deferred sales inducements is based on historical, current and future expected gross profits. The changes in amortization from period to period are the result of differences in actual gross profits compared to expected or modeled gross profits and changes to the underlying business. The increases in amortization before and after gross profit adjustments for the three and nine months ended September 30, 2022 compared to the same periods in 2021 were primarily due to the impact of assumption updates made during the third quarter of 2022 as compared to the impact of assumption updates made during the third quarter of 2021. See Net income available to common stockholders and Non-GAAP operating income available to common stockholders above for discussion of the impact of assumption updates for the three and nine months ended September 30, 2022 and 2021. In addition, amortization of deferred sales inducements for the three and nine months ended September 30, 2022 increased due to increases in actual gross profits for the three and nine months ended September 30, 2022 as compared to the same periods in 2021. Bonus products represented 67% of our net annuity account values at both September 30, 2022 and September 30, 2021, respectively. The amount of amortization is affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments. Fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the derivatives (purchased call options), because the purchased call options are one-year options while the options valued in the fair value of embedded derivatives cover the expected lives of the contracts which typically exceed ten years.

Amortization of deferred sales inducements is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Amortization of deferred sales inducements before gross profit adjustments	$68,137	$(34,854)	$174,588	$57,887
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	61,729	17,613	191,890	35,752
Net realized gains (losses) on investments	(2,082)	69	(4,703)	(356)
Amortization of deferred sales inducements after gross profit adjustments	$127,784	$(17,172)	$361,775	$93,283
Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives (see Note 6 - Derivative Instruments to our unaudited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Fixed index annuities - embedded derivatives	$(466,244)	$(681,509)	$(2,658,376)	$(932,546)
Other changes in difference between policy benefit reserves computed using derivative accounting vs. long-duration contracts accounting	167,100	145,105	481,465	387,442
Reinsurance related embedded derivative	(116,230)	—	(518,096)	—
	$(415,374)	$(536,404)	$(2,695,007)	$(545,104)
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
The primary reasons for the increase in the change in fair value of the fixed index annuity embedded derivatives during the three months ended September 30, 2022 compared to the same period of 2021 was due to decreases in the fair value of the call options acquired to fund the index credits partially offset by larger increases in the net discount rates used in the calculation during the three months ended September 2022 compared to the same period in 2021. The primary reasons for the decrease in the change in fair value of the fixed index annuity embedded derivatives during the nine months ended September 30, 2022 compared to the same period of 2021 were due to decreases in expected index credits on the next policy anniversary dates resulting from decreases in the fair value of the call options acquired to fund the index credits during the nine months ended September 30, 2022 compared to increases in the expected index credits resulting from increases in the fair value of the call options acquired to fund these index credits during the nine months ended September 30, 2021 and larger increases in the net discount rates used in the calculation during the nine months ended September 30, 2022 compared to the same period in 2021. The discount rates used in estimating our embedded derivative liabilities fluctuate based on the changes in the general level of risk free interest rates and our own credit spread.
The reinsurance agreement executed in 2021 with North End Re to cede certain fixed index annuity product liabilities on a modified coinsurance basis contains an embedded derivative. The fair value of this embedded derivative is based on the unrealized gains and losses of the underlying assets held in the modified coinsurance portfolio which decreased during the three and nine months ended September 30, 2022. See Note 6 - Derivative Instruments for discussion on this embedded derivative.

Amortization of deferred policy acquisition costs is based on historical, current and future expected gross profits. The changes in amortization from period to period are the result of differences in actual gross profits compared to expected or modeled gross profits and changes to the underlying business. The increases in amortization after gross profit adjustments for the three and nine months ended September 30, 2022 compared to the same periods in 2021 were primarily due to the impact of assumption updates made during the third quarter of 2022 as compared to the impact of assumption updates made during the third quarter of 2021. See Net income available to common stockholders and Non-GAAP operating income available to common stockholders above for discussion of the impact of assumption updates for the three and nine months ended September 30, 2022 and 2021. In addition, amortization of deferred policy acquisition costs for the three and nine months ended September 30, 2022 increased due to increases in actual gross profits for the three and nine months ended September 30, 2022 as compared to the same periods in 2021. The amount of amortization is affected by amortization associated with fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business and amortization associated with net realized gains (losses) on investments. As discussed above, fair value accounting for derivatives and embedded derivatives utilized in our fixed index annuity business creates differences in the recognition of revenues and expenses from derivative instruments including the embedded derivative liabilities in our fixed index annuity contracts.
Amortization of deferred policy acquisition costs is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Amortization of deferred policy acquisition costs before gross profit adjustments	$96,321	$(33,190)	$251,088	$106,963
Gross profit adjustments:
Fair value accounting for derivatives and embedded derivatives	90,399	31,582	307,759	79,107
Net realized gains (losses) on investments	(3,538)	20	(7,885)	(741)
Amortization of deferred policy acquisition costs after gross profit adjustments	$183,182	$(1,588)	$550,962	$185,329
Other operating costs and expenses increased 5% to $59.5 million in the third quarter of 2022 and 0.1% to $177.6 million for the nine months ended September 30, 2022 compared to $56.5 million and $177.4 million for the same periods in 2021 and are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Salary and benefits	$46,185	$33,733	$115,432	$97,441
Other	13,347	22,785	62,143	79,992
Total other operating costs and expenses	$59,532	$56,518	$177,575	$177,433
Salary and benefits increased $12.5 million for the three months ended September 30, 2022 and increased $18.0 million for the nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increases in salary and benefits were primarily due to an increased number of employees related to our continued growth and implementation of AEL 2.0 as well as increases in the expense recognized under our equity and cash incentive compensation programs ("incentive compensation programs"). The increases in expenses related to our incentive compensation programs were primarily due to new compensation programs and increases in the expected payouts due to a larger number of employees participating in the programs.
Other expenses decreased for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The decreases is primarily related to a decrease in risk charges expense for the three and nine months ended September 30, 2022 due to the recapture of an existing reinsurance agreement which was replaced with a new agreement with a lower risk charge.
We expect the level of other operating costs and expenses to settle into the $60 million per quarter range for the foreseeable future as we continue to execute on the AEL 2.0 strategy.

Income tax expense was $86.2 million in the third quarter of 2022 and $345.6 million for the nine months ended September 30, 2022 compared to $44.7 million and $107.5 million for the same periods in 2021. The changes in income tax expense were primarily due to changes in income before income taxes as well as changes in the effective income tax rates. The effective income tax rates for the three and nine months ended September 30, 2022 were 21.6% and 21.8%, respectively, and 22.6% and 22.0% for the same periods in 2021, respectively.
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
The composition of our investment portfolio is summarized as follows:

	September 30, 2022		December 31, 2021
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
U.S. Government and agencies	$169,538	0.3%	$1,078,746	1.9%
States, municipalities and territories	4,042,851	8.3%	3,758,761	6.5%
Foreign corporate securities and foreign governments	837,199	1.7%	375,097	0.6%
Corporate securities	25,333,341	52.2%	32,631,189	57.0%
Residential mortgage backed securities	1,372,741	2.8%	1,125,049	2.0%
Commercial mortgage backed securities	3,471,595	7.2%	4,682,900	8.2%
Other asset backed securities	3,889,475	8.0%	5,146,567	9.0%
Total fixed maturity securities	39,116,740	80.5%	48,798,309	85.2%
Mortgage loans on real estate	6,452,614	13.3%	5,650,480	9.9%
Real estate investments	897,673	1.9%	337,939	0.6%
Derivative instruments	196,656	0.4%	1,277,480	2.2%
Other investments	1,881,117	3.9%	1,210,464	2.1%
	48,544,800	100.0%	57,274,672	100.0%
Modified coinsurance investments	2,875,037		3,101,832
	$51,419,837		$60,376,504
Fixed Maturity Securities
Our fixed maturity security portfolio is managed to minimize risks such as interest rate changes and defaults or credit losses while earning a sufficient and stable return on our investments. The largest portion of our fixed maturity securities are in investment grade (typically NAIC designation 1 or 2) publicly traded or privately placed corporate securities.
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	September 30, 2022		December 31, 2021
Rating Agency Rating	Carrying Amount	Percent of Fixed Maturity Securities	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$23,217,697	59.4%	$27,496,506	56.4%
Baa	15,217,776	38.9%	20,147,369	41.3%
Total investment grade	38,435,473	98.3%	47,643,875	97.7%
Ba	537,358	1.4%	930,321	1.9%
B	81,178	0.2%	117,989	0.2%
Caa	19,176	—%	39,354	0.1%
Ca and lower	43,555	0.1%	66,770	0.1%
Total below investment grade	681,267	1.7%	1,154,434	2.3%
	39,116,740	100.0%	48,798,309	100.0%
Modified coinsurance investments	1,971,171		2,507,634
	$41,087,911		$51,305,943

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
A summary of our fixed maturity securities by NAIC designation is as follows:

	September 30, 2022				December 31, 2021
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$26,172,397	$23,405,353	$23,405,353	59.8%	$25,378,938	$28,006,835	$28,006,835	57.4%
2	17,054,329	15,048,575	15,048,575	38.5%	18,028,077	19,667,529	19,667,529	40.3%
3	625,491	533,889	533,889	1.4%	909,173	941,071	941,071	2.0%
4	95,833	82,402	82,402	0.2%	133,070	147,160	147,160	0.3%
5	56,835	37,389	37,389	0.1%	16,496	15,357	15,357	—%
6	15,732	9,132	9,132	—%	24,181	20,357	20,357	—%
	44,020,617	39,116,740	39,116,740	100.0%	44,489,935	48,798,309	48,798,309	100.0%
Modified coinsurance investments	2,485,104	1,971,171	1,971,171		2,509,248	2,507,634	2,507,634
	$46,505,721	$41,087,911	$41,087,911		$46,999,183	$51,305,943	$51,305,943
The amortized cost and fair value of fixed maturity securities at September 30, 2022, by contractual maturity, are presented in Note 3 - Investments to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses, Net of Allowance	Allowance for Credit Losses	Fair Value
		(Dollars in thousands)
September 30, 2022
Fixed maturity securities, available for sale:
U.S. Government and agencies	22	$135,872	$(3,538)	$—	$132,334
States, municipalities and territories	543	3,451,495	(557,979)	—	2,893,516
Foreign corporate securities and foreign governments	47	704,538	(88,291)	—	616,247
Corporate securities	2,190	24,469,309	(3,617,452)	(3,214)	20,848,643
Residential mortgage backed securities	211	1,227,407	(107,380)	(1,706)	1,118,321
Commercial mortgage backed securities	333	3,749,244	(350,984)	—	3,398,260
Other asset backed securities	512	4,298,995	(434,913)	—	3,864,082
	3,858	38,036,860	(5,160,537)	(4,920)	32,871,403
Modified coinsurance investments	546	2,379,696	(514,230)	—	1,865,466
	4,404	$40,416,556	$(5,674,767)	$(4,920)	$34,736,869

December 31, 2021
Fixed maturity securities, available for sale:
U.S. Government and agencies	8	$761,102	$(124)	$—	$760,978
States, municipalities and territories	42	173,106	(2,485)	(2,776)	167,845
Foreign corporate securities and foreign governments	3	34,673	(801)	—	33,872
Corporate securities	176	1,433,317	(26,035)	—	1,407,282
Residential mortgage backed securities	74	280,044	(2,093)	(70)	277,881
Commercial mortgage backed securities	89	795,405	(16,553)	—	778,852
Other asset backed securities	577	3,118,385	(50,018)	—	3,068,367
	969	6,596,032	(98,109)	(2,846)	6,495,077
Modified coinsurance investments	458	1,327,173	(14,261)	—	1,312,912
	1,427	$7,923,205	$(112,370)	$(2,846)	$7,807,989
The unrealized losses at September 30, 2022 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at September 30, 2022. Approximately 98% and 83% of the unrealized losses on fixed maturity securities shown in the above table for September 30, 2022 and December 31, 2021, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
The increase in unrealized losses from December 31, 2021 to September 30, 2022 was primarily due to an increase in treasury yields during the nine months ended September 30, 2022. The 10-year U.S. Treasury yields at September 30, 2022 and December 31, 2021 were 3.83% and 1.52%, respectively. The 30-year U.S. Treasury yields at September 30, 2022 and December 31, 2021 were 3.79% and 1.90%, respectively. In addition, credit spreads widened during the nine months ended September 30, 2022 which also contributed to the increase in unrealized losses.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses (1)	Percent of Total
	(Dollars in thousands)
September 30, 2022
1	$19,297,462	58.7%	$(2,963,943)	57.4%
2	12,921,595	39.3%	(2,068,225)	40.1%
3	528,329	1.6%	(91,652)	1.8%
4	82,402	0.3%	(13,399)	0.2%
5	37,389	0.1%	(19,446)	0.4%
6	4,226	—%	(3,872)	0.1%
	32,871,403	100.0%	(5,160,537)	100.0%
Modified coinsurance investments	1,865,466		(514,230)
	$34,736,869		$(5,674,767)

December 31, 2021
1	$3,825,403	58.9%	$(33,823)	34.4%
2	2,233,761	34.4%	(47,154)	48.1%
3	376,933	5.8%	(13,723)	14.0%
4	33,229	0.5%	(1,083)	1.1%
5	9,506	0.1%	(1,140)	1.2%
6	16,244	0.3%	(1,186)	1.2%
	6,495,076	100.0%	(98,109)	100.0%
Modified coinsurance investments	1,312,912		(14,261)
	$7,807,988		$(112,370)
(1)Gross unrealized losses have been adjusted to reflect the allowance for credit loss of $4.9 million and $2.8 million as of September 30, 2022 and December 31, 2021, respectively.
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021, along with a description of the factors causing the unrealized losses is presented in Note 3 - Investments to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

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
		(Dollars in thousands)
September 30, 2022
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	2,144	$21,076,070	$19,100,398	$(1,975,672)
Six months or more and less than twelve months	1,421	14,604,340	11,766,243	(2,838,097)
Twelve months or greater	203	1,570,815	1,352,416	(218,399)
Total investment grade	3,768	37,251,225	32,219,057	(5,032,168)
Below investment grade:
Less than six months	29	283,399	261,229	(22,170)
Six months or more and less than twelve months	17	191,756	149,410	(42,346)
Twelve months or greater	44	305,560	241,707	(63,853)
Total below investment grade	90	780,715	652,346	(128,369)
	3,858	38,031,940	32,871,403	(5,160,537)
Modified coinsurance investments	546	2,379,696	1,865,466	(514,230)
	4,404	$40,411,636	$34,736,869	$(5,674,767)

December 31, 2021
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	567	$4,255,321	$4,223,368	$(31,953)
Six months or more and less than twelve months	39	132,110	130,156	(1,954)
Twelve months or greater	281	1,752,779	1,705,640	(47,139)
Total investment grade	887	6,140,210	6,059,164	(81,046)
Below investment grade:
Less than six months	11	43,745	42,994	(751)
Six months or more and less than twelve months	7	28,544	25,706	(2,838)
Twelve months or greater	64	380,686	367,213	(13,473)
Total below investment grade	82	452,975	435,913	(17,062)
	969	6,593,185	6,495,077	(98,108)
Modified coinsurance investments	458	1,327,173	1,312,912	(14,261)
	1,427	$7,920,358	$7,807,989	$(112,369)
(1)Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss of $4.9 million and $2.8 million as of September 30, 2022 and December 31, 2021, respectively.

The amortized cost and fair value of fixed maturity securities (excluding U.S. Government and agencies) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20% and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost, Net of Allowance (1)	Fair Value	Gross Unrealized Losses, Net of Allowance (1)
		(Dollars in thousands)
September 30, 2022
Investment grade:
Less than six months	520	$6,597,167	$4,938,395	$(1,658,772)
Six months or more and less than twelve months	170	2,605,917	1,724,697	(881,220)
Twelve months or greater	—	—	—	—
Total investment grade	690	9,203,084	6,663,092	(2,539,992)
Below investment grade:
Less than six months	19	167,439	125,371	(42,068)
Six months or more and less than twelve months	3	74,254	47,505	(26,749)
Twelve months or greater	—	—	—	—
Total below investment grade	22	241,693	172,876	(68,817)
	712	9,444,777	6,835,968	(2,608,809)
Modified coinsurance investments	393	1,314,991	895,510	(419,481)
	1,105	$10,759,768	$7,731,478	$(3,028,290)
December 31, 2021
Investment grade:
Less than six months	—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total investment grade	—	—	—	—
Below investment grade:
Less than six months	—	—	—	—
Six months or more and less than twelve months	—	—	—	—
Twelve months or greater	—	—	—	—
Total below investment grade	—	—	—	—
	—	—	—	—
Modified coinsurance investments	—	—	—	—
	—	$—	$—	$—
(1) Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss of $4.9 million and $2.8 million as of September 30, 2022 and December 31, 2021, respectively.

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

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
September 30, 2022
Due in one year or less	$866,870	$862,205
Due after one year through five years	5,113,322	4,845,079
Due after five years through ten years	5,155,334	4,575,984
Due after ten years through twenty years	8,157,911	6,984,806
Due after twenty years	9,467,777	7,222,666
	28,761,214	24,490,740
Residential mortgage backed securities	1,227,407	1,118,321
Commercial mortgage backed securities	3,749,244	3,398,260
Other asset backed securities	4,298,995	3,864,082
	38,036,860	32,871,403
Modified coinsurance investments	2,379,696	1,865,466
	$40,416,556	$34,736,869

December 31, 2021
Due in one year or less	$762,035	$761,590
Due after one year through five years	49,668	46,687
Due after five years through ten years	476,811	467,284
Due after ten years through twenty years	443,909	435,589
Due after twenty years	669,775	658,827
	2,402,198	2,369,977
Residential mortgage backed securities	280,044	277,881
Commercial mortgage backed securities	795,405	778,852
Other asset backed securities	3,118,385	3,068,367
	6,596,032	6,495,077
Modified coinsurance investments	1,327,173	1,312,912
	$7,923,205	$7,807,989

International Exposure
We hold fixed maturity securities with international exposure. As of September 30, 2022, 16.0% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. Our fixed maturity securities with international exposure are primarily denominated in U.S. dollars. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	September 30, 2022
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
Europe	$2,761,905	$2,430,776	6.2%
Asia/Pacific	539,417	470,917	1.2%
Latin America	334,845	277,222	0.7%
Non-U.S. North America	1,468,350	1,315,808	3.4%
Australia & New Zealand	999,655	900,881	2.3%
Other	971,584	870,042	2.2%
	7,075,756	6,265,646	16.0%
Modified coinsurance investments	665,788	525,563
	$7,741,544	$6,791,209
All of the securities presented in the table above are investment grade (NAIC designation of either 1 or 2), except for the following:

	September 30, 2022
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
Europe	$122,217	$105,719
Asia/Pacific	68	55
Latin America	45,586	38,712
Non-U.S. North America	41,027	36,667
Australia & New Zealand	276	223
Other	117,014	89,254
	326,188	270,630
Modified coinsurance investments	—	—
	$326,188	$270,630

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e., significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of credit losses. As part of this assessment, we review not only a change in current price relative to its amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. For corporate issuers, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. For asset-backed securities, we evaluate changes in factors such as collateral performance, default rates, loss severities and expected cash flows. At September 30, 2022, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance	Net Unrealized Losses, Net of Allowance	Fair Value
		(Dollars in thousands)
Corporate securities - Public securities	5	$12,974	$—	$12,974	$(90)	$12,884
Corporate securities - Private placement securities	1	10,646	(3,214)	7,432	(3,296)	4,136
Residential mortgage backed securities	19	29,207	(1,706)	27,501	(1,441)	26,060
Commercial mortgage backed securities	5	39,734	—	39,734	(2,353)	37,381
Other asset backed securities	1	2,835	—	2,835	(38)	2,797
Collateralized loan obligations	14	66,435	—	66,435	(13,634)	52,801
	45	$161,831	$(4,920)	$156,911	$(20,852)	$136,059
We expect to recover the unrealized losses, net of allowances, as we do not have the intent to sell and it is not more likely than not that we would be required to sell these securities prior to recovery of the amortized cost basis, net of allowances. Our analysis of these securities and their credit performance at September 30, 2022 is as follows:
Corporate securities: The corporate securities included on the watch list primarily include a security in the utilities industry that is under financial stress due to the impact of power outages and a security in the retail market which is in an unrealized loss position and for which we have the intent to sell as part of our risk reduction effort.
Structured securities: The structured securities included on the watch list have generally experienced higher levels of stress due to the impact COVID-19 had on the economy. In addition, certain securities are included on the watch list as they are in an unrealized loss position and we have the intent to sell as part of our risk reduction effort.
Credit Losses
We have a policy and process to identify securities in our investment portfolio for which we recognize credit loss. See Note 3 - Investments to our unaudited consolidated financial statements.
During the three months ended September 30, 2022, we recognized $1.5 million of credit losses which includes $3.0 million of credit losses on structured securities primarily due to our intent to sell such securities as of September 30, 2022 and $0.3 million of credit losses on corporate securities primarily due to our intent to sell such securities as of September 30, 2022 partially offset by a $1.8 million net reduction in credit losses on certain other securities primarily due to revised financial outlook on securities related to senior living facilities in the Southeastern region of the United States driven in part by a restructuring of its debt facilities. During the nine months ended September 30, 2022, we recognized $14.3 million of credit losses which includes $10.3 million of credit losses on structured securities primarily due to our intent to sell such securities and $6.1 million of credit losses on corporate securities due to $3.3 million of credit losses on a security and $2.8 million of credit losses on securities due to our intent to sell such securities as of June 30, 2022 partially offset by $2.1 reduction in credit losses primarily due to revised financial outlook on securities related to senior living facilities in the Southeastern region of the United States driven in part by a restructuring of its debt facilities.
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

Mortgage Loans on Real Estate
Our financing receivables consist of three mortgage loan portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our commercial mortgage loan portfolio consists of loans with an outstanding principal balance of $3.6 billion and $3.6 billion as of September 30, 2022 and December 31, 2021, respectively. This portfolio consists of mortgage loans collateralized by the related properties and diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $582.5 million and $408.1 million as of September 30, 2022 and December 31, 2021, respectively. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $2.4 billion and $1.7 billion as of September 30, 2022 and December 31, 2021, respectively. These loans are collateralized by the related properties and diversified as to location within the United States. Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.
At September 30, 2022 and December 31, 2021, the largest principal amount outstanding for any single commercial mortgage loan was $84.3 million and $81.5 million, respectively, and the average loan size was $5.8 million and $5.3 million, respectively. In addition, the average loan-to-value ratio for commercial and agricultural mortgage loans combined was 51.8% and 52.3% at September 30, 2022 and December 31, 2021, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan-to-value ratio is indicative of our conservative underwriting policies and practices for originating mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 - Mortgage Loans on Real Estate to our unaudited consolidated financial statements in this Form 10-Q, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund mortgage loans up to 90 days in advance. At September 30, 2022, we had commitments to fund commercial mortgage loans totaling $98.8 million, with interest rates ranging from 5.36% to 6.72%. During 2022 and 2021, due to historically low interest rates, the commercial mortgage loan industry has been very competitive. This competition has resulted in a number of borrowers refinancing with other lenders. For the nine months ended September 30, 2022, we received $380.8 million in cash for loans being paid in full compared to $250.3 million for the nine months ended September 30, 2021. Some of the loans being paid off have either reached their maturity or are nearing maturity; however, some borrowers are paying the prepayment fee and refinancing at a lower rate. As September 30, 2022, we had commitments to fund agricultural mortgage loans totaling $10.2 million with interest rates ranging from 5.56% to 5.56%, and had commitments to fund residential mortgage loans totaling $258.3 million with interest rates ranging from 7.00% to 12.00%.
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
We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Commercial, agricultural and residential loans are considered nonperforming when they are 90 days or more past due. Aging of financing receivables is summarized in the following table:

	Current	30-59 days past due	60-89 days past due	Over 90 days past due	Total
As of September 30, 2022:	(Dollars in thousands)
Commercial mortgage loans	$3,583,592	$—	$—	$—	$3,583,592
Agricultural mortgage loans	577,660	—	—	3,135	580,795
Residential mortgage loans	2,397,036	33,288	10,408	31,930	2,472,662
Total mortgage loans	$6,558,288	$33,288	$10,408	$35,065	$6,637,049

As of December 31, 2021:
Commercial mortgage loans	$3,628,502	$—	$—	$—	$3,628,502
Agricultural mortgage loans	406,999	—	—	—	406,999
Residential mortgage loans	1,631,999	34,447	3,030	7,045	1,676,521
Total mortgage loans	$5,667,500	$34,447	$3,030	$7,045	$5,712,022

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
Liquidity and Capital Resources
Our insurance subsidiaries generally have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $(1,331.0) million for the nine months ended September 30, 2022 compared to $1,567.7 million for the nine months ended September 30, 2021, with the decrease attributable to a $2,935.1 million decrease in net annuity deposits after coinsurance and a $36.3 million (after coinsurance) decrease in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities and mortgage loans. We have a highly liquid investment portfolio that can be used to meet policyholder and other obligations as needed. In addition, we intend to hold approximately 1% to 2% of our investment portfolio in cash and cash equivalents.
We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt (senior notes, term loan and subordinated debentures issued to a subsidiary trust), pay operating expenses and pay dividends to common and preferred stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. We expect these sources provide adequate cash flow for us to meet our current and reasonably foreseeable future obligations.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2022, up to $407.9 million can yet be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $2.6 billion of statutory earned surplus at September 30, 2022.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of September 30, 2022, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to maintain its insurer financial strength rating. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
Cash and cash equivalents of the parent holding company at September 30, 2022, were $318.8 million. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions.

In January 2022, American Equity Life became a member of the Federal Home Loan Bank of Des Moines ("FHLB") which provides access to collateralized borrowings and other FHLB products. We may also issue funding agreements to the FHLB. Both the collateralized borrowings and funding agreements require us to pledge qualified assets as collateral. Obligations arising from funding agreements, which totaled $50.0 million as of September 30, 2022 are used in investment spread activities.
New Accounting Pronouncements
See Note 1 - Significant Accounting Policies to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Regulatory Developments
General Scope of Insurance Regulation
We expect to review our Bermuda captive reinsurers’ governance and risk oversight structure in light of regulatory changes to codes of conduct, and may make certain enhancements.
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
Side Car Related Regulation
As we continue to develop and implement third-party capital reinsurance, such as “side cars,” we expect to manage additional related regulatory requirements in areas such as employment and labor, governance, reinsurance, securities, and tax. We expect the scope of these requirements and our management strategies to be clearer as our planning and execution continue to progress.
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
Other State and NAIC Regulatory Developments
In addition, the NAIC is reviewing how insurers’ varieties of affiliate agreements, holding company structures, and forms of public or private ownership may affect insurers’ financial stability.
Other U.S. Federal Initiatives
In August 2022, the U.S. amended its internal revenue code to impose a 15% “corporate alternative minimum tax” based on net income, subject to some adjustments. At this time, we do not expect that we will be liable under this tax for 2022.
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
If interest rates were to increase 10% (38 basis points) from levels at September 30, 2022, we estimate that the fair value of our fixed maturity securities would decrease by approximately $1,083.4 million. The impact on stockholders' equity of such decrease (net of income taxes and certain adjustments for changes in amortization of deferred policy acquisition costs and deferred sales inducements and policy benefit reserves) would be a decrease of $396.9 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of a credit loss) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2021 for a further discussion of the liquidity risk.
The amortized cost of fixed maturity securities that are callable at the option of the issuer, excluding securities with a make-whole provision, was $2.3 billion as of September 30, 2022. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. In addition, we have $5.3 billion of floating rate investments as of September 30, 2022. The majority of these investments are based on the 3 month LIBOR rate and are reset quarterly. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At September 30, 2022, approximately 92% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies. At September 30, 2022, approximately 18% of our annuity liabilities were at minimum guaranteed crediting rates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Proceeds received at expiration of options related to such credits	$4,865	$489,902	$308,072	$1,559,495
Annual index credits to policyholders on their anniversaries	4,648	475,292	301,431	1,535,320
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of September 30, 2022 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer Purchases of Securities
The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Program
	(shares)	(dollars)	(shares)	(dollars in thousands)
July 1, 2022 - July 31, 2022	2,364,678	$35.86	2,364,678	$282,410
August 1, 2022 - August 31, 2022	446,850	$37.48	446,850	$265,663
September 1, 2022 - September 30, 2022	1,409,452	$37.28	1,409,452	$213,116
Total	4,220,980		4,220,980
(a)On October 18, 2020, the Company's Board of Directors approved a $500 million share repurchase program. On November 19, 2021, the Company's Board of Directors authorized the repurchase of an additional $500 million of Company common stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On November 8, 2022, Sachin Shah resigned from the American Equity Investment Life Holding Company Board of Directors effective the same day. Mr. Shah's resignation letter, which is filed as an exhibit to this report, expresses disagreements with the company.

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

Exhibit Number	Description
10.1	American Equity Life Employee Indemnification Plan, dated as of September 8, 2022
10.2	Form of 2022 Time-Based Employee Restricted Stock Unit Award Agreement (Three-Year Ratable) under the American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan
10.3	Offer Letter effective August 2, 2022 between American Equity Investment Life Insurance Company and Nicholas Volpe
17.1	Sachin Shah Letter of Resignation from the American Equity Investment Life Holding Company Board of Directors, dated November 8, 2022
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended September 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	The cover page from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended September 30, 2022 formatted in iXBRL and contained in Exhibit 101.

*Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 8, 2022	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ Dewayne Lummus
Dewayne Lummus
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)