Form 10-Q
period 2023-03-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2023-05-10
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2023, there were 77,941,257 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

(Unaudited)

	March 31, 2023	December 31, 2022 (a)
Assets
Investments:
Fixed maturity securities, available for sale, at fair value (amortized cost of $43,784,431 as of 2023 and $44,866,019 as of 2022; allowance for credit losses of $2,047 as of 2023 and $3,347 as of 2022)	$39,555,624	$39,804,617
Mortgage loans on real estate (net of allowance for credit losses of $45,626 as of 2023 and $36,972 as of 2022)	7,199,225	6,949,027
Real estate investments related to consolidated variable interest entities	1,164,879	1,056,063
Limited partnerships and limited liability companies (2023 and 2022 include $1,065,628 and $684,834 related to consolidated variable interest entities)	1,657,415	1,266,779
Derivative instruments	684,033	431,727
Other investments	1,157,162	1,817,085
Total investments	51,418,338	51,325,298

Cash and cash equivalents (2023 and 2022 include $39,016 and $27,235 related to consolidated variable interest entities)	2,777,852	1,919,669
Coinsurance deposits (net of allowance for credit losses of $5,334 as of 2023 and $8,737 as of 2022)	13,710,877	13,254,956
Market risk benefits	230,304	229,871
Accrued investment income (2023 and 2022 include $493 and $3,444 related to consolidated variable interest entities)	497,425	497,851
Deferred policy acquisition costs	2,772,175	2,773,643
Deferred sales inducements	2,044,349	2,045,683
Deferred income taxes	290,648	438,434
Income taxes recoverable	50,821	55,498
Other assets (2023 and 2022 include $19,349 and $10,690 related to consolidated variable interest entities)	702,937	642,696
Total assets	$74,495,726	$73,183,599

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

(Unaudited)

	March 31, 2023	December 31, 2022 (a)
Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$59,019,189	$58,781,836
Market risk benefits	2,653,185	2,455,492
Other policy funds and contract claims	306,359	512,790
Notes and loan payable	790,413	792,073
Subordinated debentures	78,839	78,753
Funds withheld for reinsurance liabilities	6,984,409	6,577,426
Other liabilities (2023 and 2022 include $127,519 and $78,644 related to consolidated variable interest entities)	2,034,523	1,614,479
Total liabilities	71,866,917	70,812,849

Stockholders' equity:
Preferred stock, Series A; par value $1 per share; $400,000 aggregate liquidation preference; 20,000 shares authorized; issued and outstanding: 2023 and 2022 - 16,000 shares	16	16
Preferred stock, Series B; par value $1 per share; $300,000 aggregate liquidation preference; 12,000 shares authorized; issued and outstanding: 2023 and 2022 - 12,000 shares	12	12
Common stock; par value $1 per share; 200,000,000 shares authorized; issued and outstanding: 2023 - 77,753,194 shares (excluding 31,809,876 treasury shares); 2022 - 84,810,255 shares (excluding 24,590,353 treasury shares)	77,753	84,810
Additional paid-in capital	1,045,453	1,325,316
Accumulated other comprehensive loss	(3,036,429)	(3,746,230)
Retained earnings	4,518,680	4,685,593
Total stockholders' equity attributable to American Equity Investment Life Holding Company	2,605,485	2,349,517
Noncontrolling interests	23,324	21,233
Total stockholders' equity	2,628,809	2,370,750
Total liabilities and stockholders' equity	$74,495,726	$73,183,599
(a)Certain prior period amounts have been recast. See Note 1 - Significant Accounting Policies for more information.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022 (a)
Revenues:
Premiums and other considerations	$4,137	$10,078
Annuity product charges	62,591	52,355
Net investment income	561,323	567,423
Change in fair value of derivatives	45,890	(477,519)
Net realized losses on investments	(27,787)	(13,127)
Other revenue	16,394	8,817
Total revenues	662,548	148,027

Benefits and expenses:
Insurance policy benefits and change in future policy benefits (remeasurement gains (losses) of future policy benefit reserves of $354 for 2023 and $637 for 2022)	7,208	13,615
Interest sensitive and index product benefits	57,911	287,917
Market risk benefits (gains) losses	183,694	191,893
Amortization of deferred sales inducements	46,601	45,085
Change in fair value of embedded derivatives	404,440	(1,393,649)
Interest expense on notes and loan payable	11,018	6,425
Interest expense on subordinated debentures	1,336	1,317
Amortization of deferred policy acquisition costs	68,235	72,969
Other operating costs and expenses	74,004	57,795
Total benefits and expenses	854,447	(716,633)
Income (loss) before income taxes	(191,899)	864,660
Income tax expense (benefit)	(36,008)	185,195
Net income (loss)	(155,891)	679,465
Less: Net income available to noncontrolling interests	103	—
Net income (loss) available to American Equity Investment Life Holding Company stockholders	(155,994)	679,465
Less: Preferred stock dividends	10,919	10,919
Net income (loss) available to American Equity Investment Life Holding Company common stockholders	$(166,913)	$668,546

Earnings (loss) per common share	$(2.00)	$6.90
Earnings (loss) per common share - assuming dilution	$(2.00)	$6.83

Weighted average common shares outstanding (in thousands):
Earnings (loss) per common share	83,417	96,866
Earnings (loss) per common share - assuming dilution	83,417	97,953
(a)Certain prior period amounts have been recast. See Note 1 - Significant Accounting Policies for more information.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022 (a)
Net income (loss)	$(155,891)	$679,465
Other comprehensive income (loss):
Change in net unrealized investment gains/losses	851,731	(4,015,830)
Change in current discount rate for liability for future policy benefits	(4,791)	32,998
Change in instrument-specific credit risk for market risk benefits	70,005	480,410
Reclassification of unrealized investment gains/losses to net income	(18,463)	1,459
Other comprehensive income (loss) before income tax	898,482	(3,500,963)
Income tax effect related to other comprehensive income (loss)	(188,681)	734,906
Other comprehensive income (loss)	709,801	(2,766,057)
Comprehensive income (loss)	$553,910	$(2,086,592)
(a)Certain prior period amounts have been recast. See Note 1 - Significant Accounting Policies for more information.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the three months ended March 31, 2023
Balance at December 31, 2022	$28	$84,810	$1,325,316	$(3,746,230)	$4,685,593	$21,233	$2,370,750
Net income (loss) for period	—	—	—	—	(155,994)	103	(155,891)
Other comprehensive income	—	—	—	709,801	—	—	709,801
Share-based compensation	—	—	9,904	—	—	—	9,904
Issuance of common stock	—	211	(3,842)	—	—	—	(3,631)
Treasury stock acquired, common	—	(7,268)	(285,925)	—	—	—	(293,193)
Dividends on preferred stock	—	—	—	—	(10,919)	—	(10,919)
Contributions from noncontrolling interests	—	—	—	—	—	1,988	1,988
Balance at March 31, 2023	$28	$77,753	$1,045,453	$(3,036,429)	$4,518,680	$23,324	$2,628,809

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the three months ended March 31, 2022 (a)
Balance at December 31, 2021	$28	$92,514	$1,614,374	$3,192,547	$2,839,254	$—	$7,738,717
Net income for period	—	—	—	—	679,465	—	679,465
Other comprehensive loss	—	—	—	(2,766,057)	—	—	(2,766,057)
Share-based compensation	—	—	5,596	—	—	—	5,596
Issuance of common stock	—	6,958	244,580	—	—	—	251,538
Treasury stock acquired, common	—	(4,452)	(174,944)	—	—	—	(179,396)
Dividends on preferred stock	—	—	—	—	(10,919)	—	(10,919)
Contributions from noncontrolling interests	—	—	—	—	—	1,084	1,084
Balance at March 31, 2022	$28	$95,020	$1,689,606	$426,490	$3,507,800	$1,084	$5,720,028
(a)Certain prior period amounts have been recast. See Note 1 - Significant Accounting Policies for more information.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022 (a)
Operating activities
Net income (loss)	$(155,891)	$679,465
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest sensitive and index product benefits	57,911	287,917
Amortization of deferred sales inducements	46,601	45,085
Annuity product charges	(62,591)	(52,355)
Change in fair value of embedded derivatives	404,440	(1,393,649)
Change in traditional life and accident and health insurance reserves	1,720	(30,313)
Policy acquisition costs deferred	(66,767)	(56,897)
Amortization of deferred policy acquisition costs	68,235	72,969
Provision for depreciation and other amortization	3,025	2,250
Amortization of discounts and premiums on investments	13,450	(258)
Realized gains/losses on investments	27,787	13,127
Change in fair value of derivatives	(45,890)	477,519
Deferred income taxes	(40,895)	184,840
Share-based compensation	9,904	5,596
Change in accrued investment income	426	(38,805)
Change in income taxes recoverable/payable	4,677	519
Change in other assets	(34,940)	(11,927)
Change in other policy funds and contract claims	(207,895)	197,191
Change in market risk benefits, net	192,253	197,617
Change in collateral held for derivatives	184,088	(584,969)
Change in funds withheld from reinsurers	342,602	80,767
Change in other liabilities	145,648	86,008
Other	(22,855)	(61,765)
Net cash provided by operating activities	865,043	99,932

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities, available for sale	3,150,639	1,779,328
Mortgage loans on real estate	279,348	536,216
Derivative instruments	(132)	280,510
Other investments	705,059	26,376
Acquisitions of investments:
Fixed maturity securities, available for sale	(2,039,525)	(3,924,643)
Mortgage loans on real estate	(534,632)	(585,867)
Real estate investments acquired	(120,907)	(168,088)
Derivative instruments	(205,561)	(185,486)
Other investments	(425,596)	(202,160)
Purchases of property, furniture and equipment	(4,192)	(2,424)
Net cash provided by (used in) investing activities	804,501	(2,446,238)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022 (a)
Financing activities
Receipts credited to annuity policyholder account balances	$1,370,663	$888,488
Coinsurance deposits	(215,927)	10,757
Return of annuity policyholder account balances	(1,601,547)	(1,198,638)
Repayment of loan payable	(1,875)	—
Acquisition of treasury stock	(293,193)	(179,396)
Proceeds from issuance of common stock, net	(3,631)	251,538
Change in checks in excess of cash balance	(54,932)	9,393
Dividends paid on preferred stock	(10,919)	(10,919)
Net cash provided used in financing activities	(811,361)	(228,777)
Increase (decrease) in cash and cash equivalents	858,183	(2,575,083)
Cash and cash equivalents at beginning of period	1,919,669	4,508,982
Cash and cash equivalents at end of period	$2,777,852	$1,933,899

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$5,803	$1,250
Income taxes	262,020	—
Income tax refunds received	52,500	—
Non-cash operating activity:
Deferral of sales inducements	45,267	23,446
(a)Certain prior period amounts have been recast. See Note 1 - Significant Accounting Policies for more information.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company ("we", "us", "our" or the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include variable interest entities (“VIE”) in which we are the primary beneficiary. All of the adjustments in the consolidated financial statements are normal recurring items which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for any other period, including for the year ended December 31, 2023. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires management estimates and assumptions using subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Our actual results could differ from these estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Adopted Accounting Pronouncements
Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") on troubled debt restructurings ("TDR") and vintage disclosures related to current period gross write-offs and recoveries. This guidance eliminates the accounting guidance for TDRs by creditors and enhances disclosure requirements for certain refinancing and restructuring of loans by creditors when a borrower is experiencing financial difficulty. The guidance also requires companies to disclosure current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU was adopted on January 1, 2023 and will be applied prospectively. This guidance did not have a material impact on our consolidated financial statements.
Targeted Improvements to the Accounting for Long-Duration Insurance Contracts
In August 2018, the FASB issued an ASU that revises certain aspects of the measurement models and disclosure requirements for long duration insurance and investment contracts. The FASB’s objective in issuing this ASU is to improve, simplify, and enhance the accounting for long-duration contracts. The revisions include updating cash flow assumptions in the calculation of the liability for traditional life products, introducing the term ‘market risk benefit’ (“MRB”) and requiring all contract features meeting the definition of an MRB to be measured at fair value with the change in fair value recognized in net income excluding the change in fair value related to our own-credit risk which is recognized in AOCI and simplifying the method used to amortize deferred policy acquisition costs and deferred sales inducements to a constant level basis over the expected term of the related contracts rather than based on actual and estimated gross profits and enhancing disclosure requirements. While this ASU was effective for us January 1, 2023, the transition date (the remeasurement date) was January 1, 2021. We adopted the guidance for the liability for future policyholder benefits, deferred acquisition costs, and deferred sales inducements on a modified retrospective basis such that those balances were adjusted to conform to ASU 2018-12 on January 1, 2021. The guidance for market risk benefits was applied retrospectively. Below are the transition date impacts for each of these items.

Liability for Future Policy Benefits for Payout Annuity With Life Contingency
(Dollars in thousands)
Pre-adoption 12/31/2020 balance	$337,467
Adjustment to opening retained earnings for expected future policy benefits	2,566
Adjustment for the effect of remeasurement of liability at current single A rate	68,717
Post adoption 1/1/2021 balance	$408,750

Market Risk Benefit Liability
(Dollars in thousands)
Pre-adoption 12/31/2020 carrying amount for features now classified as MRBs	$2,547,231
Adjustment for the removal of shadow adjustments	(584,636)
Adjustment for the cumulative effect of the changes in the instrument-specific credit risk between the original contract issuance date and the transition date	229,108
Adjustment for the remaining difference between previous carrying amount and fair value measurement for the MRB, exclusive of the instrument specific credit risk	33,781
Post adoption 1/1/2021 MRB balance	$2,225,484

Ceded Market Risk Benefit (a)
(Dollars in thousands)
Pre-adoption 12/31/2020 carrying amount for features now classified as MRBs	$62,108
Adjustment for the difference between previous carrying amount and fair value measurement for the MRB, exclusive of the instrument specific credit risk	27,230
Post adoption 1/1/2021 ceded MRB balance	$89,338
(a)The ceded market risk benefit is recognized in coinsurance deposits on the Consolidated Balance Sheets.

Deferred Policy Acquisition Costs
Fixed Index Annuities and Fixed Rate Annuities
(Dollars in thousands)
Pre-adoption 12/31/2020 balance	$2,225,199
Adjustments for the removal of shadow adjustments	1,183,306
Post adoption 1/1/2021 balance	$3,408,505

Deferred Sales Inducements
Fixed Index Annuities and Fixed Rate Annuities
(Dollars in thousands)
Pre-adoption 12/31/2020 balance	$1,448,375
Adjustments for the removal of shadow adjustments	768,310
Post adoption 1/1/2021 balance	$2,216,685
For deferred acquisition costs, the Company removed shadow adjustments previously recorded in accumulated other comprehensive income for the impact of unrealized gains and losses that were included in the pre-ASU 2018-12 expected gross profits amortization calculation as of the transition date.
As a result of the adoption of ASU 2018-12, the Company decreased beginning retained earnings by $7.2 million and increased accumulated other comprehensive income by $1.8 billion as of January 1, 2021.
Certain amounts in the prior years' consolidated financial statements and related footnotes thereto have been recast, to the extent impacted by ASU 2018-12, to conform to the new guidance.
Summary of Significant Accounting Policies
Market Risk Benefits
Market risk benefits (MRBs) are contracts or contract features that both provide protection to the policyholder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. We issue certain fixed indexed annuity and fixed rate annuity contracts that provide minimum guarantees to policyholders including guaranteed minimum withdrawal benefits (GMWB) and guaranteed minimum death benefits (GMDB) that are MRBs.
MRBs are measured at fair value, at the individual contract level, and can be either an asset or a liability. The fair value is calculated using stochastic models that include a risk margin and incorporate a spread for our nonperformance risk. The MRB assets and liabilities are presented separately on the Consolidated Balance Sheets. Changes in fair value of the MRB are recognized in market risk benefits (gains) losses on the Consolidated Statements of Operations each period with the exception of the portion of the change in fair value related to a changes in our nonperformance risk, which is recognized in other comprehensive income (OCI). Contracts which contain more than one MRB feature are combined into one single MRB.

Deferred Policy Acquisition Costs (DAC) and Deferred Sales Inducements (DSI)
The Company incurs costs in connection with acquiring new and renewal business. The portion of these costs which are incremental and direct to the acquisition of a new or renewal policy are deferred as they are incurred. DAC and DSI are amortized on a constant level basis over the expected term of the contracts using groupings. The grouping are consistent with the grouping used in the estimating of the liability. If the actual experience is different from our expectations, the amortization pattern is adjusted prospectively.
Liability for Future Policy Benefits
A liability for future policy benefits is recorded for our traditional limited-payment insurance contracts and is generally equal to the present value of expected future policy benefit payments. The present value calculation uses assumptions for mortality, morbidity, termination, and expense.
The liability for future policy benefits is discounted using an upper-medium grade fixed-income instrument yield that reflects the duration characteristics of the liabilities. The discount rate is updated each reporting period and any changes resulting from changes in the upper medium grade fixed income instrument yield are recognized in AOCI. Any changes to the liability as a result of assumption changes will be recognized as remeasurement gains (losses) in insurance policy benefits and change in future policy benefits in the Consolidated Statement of Operations.
ASU 2018-12 also requires disaggregated roll forwards for the liability for future policy benefits, MRBs, DAC and DSI. We disaggregated the roll forwards by product type consistent with how we internally view our business.

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities, available for sale	$39,555,624	$39,555,624	$39,804,617	$39,804,617
Mortgage loans on real estate	7,199,225	6,784,672	6,949,027	6,502,463
Real estate investments	1,053,631	1,053,631	1,056,063	1,056,063
Limited partnerships and limited liability companies	1,065,627	1,065,627	684,835	684,835
Derivative instruments	684,033	684,033	431,727	431,727
Other investments	1,157,162	1,157,162	1,817,085	1,817,085
Cash and cash equivalents	2,777,852	2,777,852	1,919,669	1,919,669
Coinsurance deposits	13,710,877	12,964,585	13,254,956	12,640,797
Market risk benefits	230,304	230,304	229,871	229,871

Liabilities
Policy benefit reserves	58,655,544	55,469,740	58,419,911	55,572,896
Market risk benefits	2,653,185	2,653,185	2,455,492	2,455,492
Single premium immediate annuity (SPIA) benefit reserves	205,643	214,386	212,119	221,130
Other policy funds - FHLB	100,000	100,000	300,000	300,000
Notes and loan payable	790,413	794,615	792,073	774,220
Subordinated debentures	78,839	88,336	78,753	87,293
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
Level 3 –Models and other valuation methodologies using significant inputs that are unobservable for financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in Level 3 are securities for which no market activity or data exists and for which we used discounted expected future cash flows with our own assumptions about what a market participant would use in determining fair value.
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

Our assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are presented below based on the fair value hierarchy levels:

	Total Fair Value	NAV	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2023
Assets
Fixed maturity securities, available for sale:
U.S. Government and agencies	$177,878	$—	$29,978	$147,900	$—
States, municipalities and territories	3,665,716	—	—	3,568,057	97,659
Foreign corporate securities and foreign governments	677,833	—	—	677,833	—
Corporate securities	23,401,001	—	—	23,025,704	375,297
Residential mortgage backed securities	1,355,858	—	—	1,355,858	—
Commercial mortgage backed securities	3,677,672	—	—	3,677,672	—
Other asset backed securities	6,599,666	—	—	5,791,438	808,228
Other investments	674,600	—	150,442	524,158	—
Real estate investments	1,053,631	—	—	—	1,053,631
Limited partnerships and limited liability companies	1,065,627	901,301	—	—	164,326
Derivative instruments	684,033	—	—	684,033	—
Cash and cash equivalents	2,777,852	—	2,777,852	—	—
Market risk benefits (a)	230,304	—	—	—	230,304
	$46,041,671	$901,301	$2,958,272	$39,452,653	$2,729,445
Liabilities
Funds withheld liability - embedded derivative	$(377,484)	$—	$—	$—	$(377,484)
Fixed index annuities - embedded derivatives	4,905,133	—	—	—	4,905,133
Market risk benefits (a)	2,653,185	—	—	—	2,653,185
	$7,180,834	$—	$—	$—	$7,180,834

December 31, 2022
Assets
Fixed maturity securities, available for sale:
U.S. Government and agencies	$169,071	$—	$26,184	$142,887	$—
States, municipalities and territories	3,822,982	—	—	3,822,982	—
Foreign corporate securities and foreign governments	676,852	—	—	676,852	—
Corporate securities	24,161,921	—	—	23,759,573	402,348
Residential mortgage backed securities	1,377,611	—	—	1,377,611	—
Commercial mortgage backed securities	3,687,478	—	—	3,687,478	—
Other asset backed securities	5,908,702	—	—	5,465,784	442,918
Other investments	1,013,297	—	398,280	615,017	—
Real estate investments	940,559	—	—	—	940,559
Limited partnerships and limited liability companies	684,835	620,626	—	—	64,209
Derivative instruments	431,727	—	—	431,727	—
Cash and cash equivalents	1,919,669	—	1,919,669	—	—
Market risk benefits (a)	229,871	—	—	—	229,871
	$45,024,575	$620,626	$2,344,133	$39,979,911	$2,079,905
Liabilities
Funds withheld liability - embedded derivative	$(441,864)	$—	$—	$—	$(441,864)
Fixed index annuities - embedded derivatives	4,820,845	—	—	—	4,820,845
Market risk benefits (a)	2,455,492	—	—	—	2,455,492
	$6,834,473	$—	$—	$—	$6,834,473
(a)See Note 8 - Policyholder Liabilities for additional information related to market risk benefits, including the balances of and changes in market risk benefits as well as significant inputs and assumptions used in the fair value measurements of market risk benefits.

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparison of the prices to a secondary pricing source, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of March 31, 2023 and December 31, 2022.
Fixed maturity security valuations that include at least one significant unobservable input are reflected in Level 3 in the fair value hierarchy and can include fixed maturity securities across all asset classes. Quantitative information about the significant unobservable inputs used are provided below for fixed maturity securities that were either valued internally or were valued by a third party and the inputs were reasonably available. The fair value of corporate securities that utilized at least one significant unobservable input was $85.7 million and $84.7 million as of March 31, 2023 and December 31, 2022, respectively. A discounted cash flow methodology was utilized in the valuation, which included an unobservable liquidity premium of 20 basis points being incorporated along with other observable market data. The fair value of other asset backed securities that utilized at least one significant unobservable input was $650.7 million and $296.8 million as of March 31, 2023 and December 31, 2022, respectively. A discounted cash flow methodology was utilized in the valuation, which included unobservable discount rates and weighted average lives being incorporated along with other observable market data. At March 31, 2023, the discount rates used in the fair value calculations ranged from 3.74% to 25.00% with a weighted average rate of 5.09%. The weighted average lives used in the fair value calculations ranged from 0.63 years to 12.60 years with a weighted average of 7.73 years. At December 31, 2022, the discount rates used in the fair value calculations ranged from 4.04% to 28.58% with a weighted average rate of 4.36%. The weighted average lives used in the fair value calculations ranged from 8.79 years to 12.48 years with an average of 9.29 years.
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

Real estate investments
The fair values of residential real estate investments held through consolidation of investment company VIEs are initially calculated based on the cost to purchase the properties and subsequently calculated based on a discounted cash flow methodology. Under the discounted cash flow method, net operating income is forecasted assuming a 10-year hold period commencing as of the valuation date. An additional year is forecasted in order to determine the residual sale price at the end of the hold period, using a residual (terminal) capitalization rate. The significant inputs into the fair value calculation under the discounted cash flow method include the residual capitalization rate and discount rate. These inputs are unobservable market data; therefore, fair value of residential real estate investments falls into Level 3 in the fair value hierarchy. As of March 31, 2023 and December 31, 2022, the residual capitalization rates used in the fair value calculations ranged from 4.75% to 6.50% with an average rate of 5.44%. As of March 31, 2023, the discount rates used in the fair value calculations ranged from 6.00% to 8.00% with an average rate of 6.90%. As of December 31, 2022, the discount rates used in the fair value calculations ranged from 6.00% to 8.00% with an average rate of 6.91%.
Limited partnerships and limited liability companies
Two of our consolidated variable interest entities, which are fair valued on a recurring basis, invest in limited liability companies that invest in operating entities which hold multifamily real estate properties. The fair value of these variable interest entities were $63.7 million and $64.2 million as of March 31, 2023 and December 31, 2022, respectively, and falls within Level 3 of the fair value hierarchy. The fair value of the limited liability companies was obtained from a third party and is based on the fair value of the underlying real estate held by the various operating entities. The real estate is initially calculated based on the cost to purchase the properties and subsequently calculated based on a discounted cash flow methodology. As of March 31, 2023 and December 31, 2022, the residual capitalization rates used in the fair value calculations of the underlying real estate ranged from 4.25% to 4.75% with a weighted average rate of 4.46%. The discount rates used in the fair value calculations of the underlying real estate ranged from 5.75% to 6.00% with a weighted average rate of 5.86%. The fair value of this investment falls within Level 3 of the fair value hierarchy.
In Q1 2023, we purchased an investment in an infrastructure limited liability company through a consolidated VIE that is measured at fair value on a recurring basis. Due to the proximity of the purchase date to quarter end, the cost to purchase the investment approximates fair value and falls within Level 3 of the fair value hierarchy.
Each of our consolidated limited partnership funds, which are measured using NAV as a practical expedient, are closed-end funds that invest in infrastructure credit assets and tech-centric middle-market loans, respectively. Redemptions are not allowed until the funds’ termination dates and liquidations begin. As of March 31, 2023 and December 31, 2022, our unfunded commitments for our consolidated limited partnership funds were $614.9 million and $926.3 million.
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
Other investments
Equity securities and short-term debt securities with maturities of greater than three months but less than twelve months when purchased are the only financial instruments included in other investments that are measured at fair value on a recurring basis. The fair value for these investments are determined using the same methods discussed above for fixed maturity securities. Financial instruments included in other investments that are not measured at fair value on a recurring basis are FHLB common stock, short-term loans, collateral loans and company owned life insurance ("COLI"). FHLB common stock is carried at cost which approximates fair value. FHLB common stock was $14.0 million and $22.0 million as of March 31, 2023 and December 31, 2022, respectively, and falls within Level 2 of the fair value hierarchy. Due to the short-term nature of the investments, the fair value of a portion of our short-term loans approximates the carrying value. We had no short-term loans as of March 31, 2023. The fair value of short-term loans was $316.4 million as of December 31, 2022. Our short-term loans fall within Level 2 of the fair value hierarchy. For our collateral loans, we have concluded the carrying value approximates fair value and falls within Level 2 of the fair value hierarchy. The fair value of collateral loans was $64.6 million as of March 31, 2023 and December 31, 2022. The fair value of our COLI approximates the cash surrender value of the policies and falls within Level 2 of the fair value hierarchy. The fair value of COLI was $400.0 million and $397.7 million as of March 31, 2023 and December 31, 2022, respectively.
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
Notes and loan payable
The fair values of our senior unsecured notes are based upon quoted market prices. The carrying value of the term loan approximates fair value as the interest rate is reset on a quarterly basis utilizing SOFR adjusted for a credit spread. Both of these are categorized as Level 2 within the fair value hierarchy, and are not remeasured at fair value on a recurring basis.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of both March 31, 2023 and December 31, 2022, we utilized an estimate of 2.40% for the expected cost of annual call options, which is based on estimated long-term account value growth and a historical review of our actual option costs.
Our best estimate assumptions for lapse, partial withdrawal and mortality rates are based on our actual experience and our outlook as to future expectations for such assumptions. These assumptions are reviewed on a quarterly basis and are updated as our experience develops and/or as future expectations change. The following table presents average lapse rate and partial withdrawal rate assumptions, by contract duration, used in estimating the fair value of the embedded derivative component of our fixed index annuity policy benefit reserves at each reporting date:

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
1 - 5	2.08%	2.17%	1.87%	1.86%
6 - 10	3.28%	3.28%	1.96%	1.97%
11 - 15	3.65%	3.63%	1.83%	1.86%
16 - 20	9.14%	8.55%	3.03%	2.96%
20+	4.92%	4.90%	1.81%	1.81%

Lapse rates are generally expected to increase as surrender charge percentages decrease for policies without a lifetime income benefit rider. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.
The following table provides a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Fixed maturity securities, available for sale - States, municipalities and territories
Beginning balance	$—	$—
Purchases and sales, net	—	—
Transfers in	97,659	—
Transfers out	—	—
Total realized/unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income (loss)	—	—
Ending balance	$97,659	$—

Fixed maturity securities, available for sale - Corporate securities
Beginning balance	$402,348	$—
Purchases and sales, net	(26,278)	—
Transfers in	347	—
Transfers out	—	—
Total realized/unrealized gains (losses):
Included in net income	—	—
Included in other comprehensive income (loss)	(1,120)	—
Ending balance	$375,297	$—

Fixed maturity securities, available for sale - Other asset backed securities
Beginning balance	$442,918	$—
Purchases and sales, net	227,032	—
Transfers in	130,502	—
Transfers out	—	—
Total realized/unrealized gains (losses):
Included in net income	—	—
Included in other comprehensive income (loss)	7,776	—
Ending balance	$808,228	$—

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Other investments
Beginning balance	$—	$6,349
Transfers in	—	—
Transfers out	—	—
Total realized/unrealized gains (losses):
Included in net income	—	(2,482)
Included in other comprehensive income (loss)	—	—
Ending balance	$—	$3,867

Real estate investments
Beginning balance	$940,559	$337,939
Purchases and sales, net	120,908	109,835
Change in fair value	(7,836)	4,161
Ending balance	$1,053,631	$451,935

Limited partnerships and limited liability companies
Beginning balance	$64,209	$—
Purchases and sales, net	94,137	58,253
Change in fair value	5,981	—
Ending balance	$164,327	$58,253

Funds withheld liability - embedded derivative
Beginning balance	$(441,864)	$—
Transfers in	—	—
Change in fair value	64,380	—
Ending balance	$(377,484)	$—

Fixed index annuities - embedded derivatives
Beginning balance	$4,820,845	$7,964,961
Premiums less benefits	(121,181)	114,077
Change in fair value, net	205,469	(1,308,123)
Ending balance	$4,905,133	$6,770,915
Transfers into Level 3 during the three months ended March 31, 2023 and 2022 were the result of changes in observable pricing information for certain fixed maturity securities.
The fair value of our fixed index annuities embedded derivatives is net of coinsurance ceded of $1,142.0 million and $1,173.4 million as of March 31, 2023 and December 31, 2022, respectively. Change in fair value, net for each period in our embedded derivatives is included in Change in fair value of embedded derivatives in the Consolidated Statements of Operations.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at March 31, 2023, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $342.7 million recorded through operations as a decrease in the change in fair value of embedded derivatives. A decrease by 100 basis points in the discount rates used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $394.1 million recorded through operations as an increase in the change in fair value of embedded derivatives.

3. Investments
At March 31, 2023 and December 31, 2022, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (2)	Allowance for Credit Losses	Fair Value
	(Dollars in thousands)
March 31, 2023
Fixed maturity securities, available for sale:
U.S. Government and agencies	$179,026	$1,060	$(2,208)	$—	$177,878
States, municipalities and territories	4,066,597	52,221	(453,102)	—	3,665,716
Foreign corporate securities and foreign governments	738,759	12,943	(73,869)	—	677,833
Corporate securities	26,338,901	195,461	(3,131,447)	(1,914)	23,401,001
Residential mortgage backed securities	1,455,263	9,954	(109,226)	(133)	1,355,858
Commercial mortgage backed securities	4,088,679	1,125	(412,132)	—	3,677,672
Other asset backed securities	6,917,206	34,890	(352,430)	—	6,599,666
	$43,784,431	$307,654	$(4,534,414)	$(2,047)	$39,555,624

December 31, 2022
Fixed maturity securities, available for sale:
U.S. Government and agencies	$173,638	$70	$(4,637)	$—	$169,071
States, municipalities and territories	4,356,251	41,565	(574,834)	—	3,822,982
Foreign corporate securities and foreign governments	748,770	11,661	(83,579)	—	676,852
Corporate securities	27,706,440	146,065	(3,687,370)	(3,214)	24,161,921
Residential mortgage backed securities	1,492,242	11,870	(126,368)	(133)	1,377,611
Commercial mortgage backed securities	4,098,755	493	(411,770)	—	3,687,478
Other asset backed securities	6,289,923	14,068	(395,289)	—	5,908,702
	$44,866,019	$225,792	$(5,283,847)	$(3,347)	$39,804,617
(1)Amortized cost excludes accrued interest receivable of $425.5 million and $425.4 million as of March 31, 2023 and December 31, 2022, respectively.
(2)Gross unrealized losses are net of allowance for credit losses.
The amortized cost and fair value of fixed maturity securities at March 31, 2023, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$702,112	$696,244
Due after one year through five years	6,122,055	5,914,199
Due after five years through ten years	6,116,836	5,639,129
Due after ten years through twenty years	8,790,928	8,046,303
Due after twenty years	9,591,352	7,626,553
	31,323,283	27,922,428
Residential mortgage backed securities	1,455,263	1,355,858
Commercial mortgage backed securities	4,088,679	3,677,672
Other asset backed securities	6,917,206	6,599,666
	$43,784,431	$39,555,624

Net unrealized losses on investments reported as a separate component of stockholders' equity were comprised of the following:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Net unrealized losses on investments	$(4,232,154)	$(5,065,422)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	888,455	1,063,441
Net unrealized losses reported as accumulated other comprehensive loss	$(3,321,165)	$(3,979,447)
The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO’s"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 98% of our fixed maturity portfolio rated investment grade at both March 31, 2023 and December 31, 2022, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	March 31, 2023		December 31, 2022
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$26,409,209	$24,052,838	$27,061,903	$24,211,086
2	16,575,461	14,833,109	17,023,157	14,944,131
3	629,526	537,044	595,193	510,392
4	151,368	116,504	109,409	91,495
5	7,171	7,595	61,721	36,738
6	11,696	8,534	14,636	10,775
	$43,784,431	$39,555,624	$44,866,019	$39,804,617

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 4,175 and 4,510 securities, respectively) have been in a continuous unrealized loss position, at March 31, 2023 and December 31, 2022:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(Dollars in thousands)
March 31, 2023
Fixed maturity securities, available for sale:
U.S. Government and agencies	$40,919	$(905)	$22,400	$(1,303)	$63,319	$(2,208)
States, municipalities and territories	1,487,593	(160,979)	1,128,425	(292,123)	2,616,018	(453,102)
Foreign corporate securities and foreign governments	372,316	(26,076)	159,696	(47,793)	532,012	(73,869)
Corporate securities	10,860,843	(1,149,693)	7,844,602	(1,981,754)	18,705,445	(3,131,447)
Residential mortgage backed securities	730,911	(45,375)	368,307	(63,851)	1,099,218	(109,226)
Commercial mortgage backed securities	1,116,038	(82,985)	2,485,544	(329,147)	3,601,582	(412,132)
Other asset backed securities	1,701,535	(68,465)	3,050,769	(283,965)	4,752,304	(352,430)
	$16,310,155	$(1,534,478)	$15,059,743	$(2,999,936)	$31,369,898	$(4,534,414)

December 31, 2022
Fixed maturity securities, available for sale:
U.S. Government and agencies	$160,201	$(4,512)	$908	$(125)	$161,109	$(4,637)
States, municipalities and territories	2,595,122	(537,313)	95,184	(37,521)	2,690,306	(574,834)
Foreign corporate securities and foreign governments	522,826	(76,957)	21,816	(6,622)	544,642	(83,579)
Corporate securities	18,784,181	(3,218,323)	1,411,177	(469,047)	20,195,358	(3,687,370)
Residential mortgage backed securities	992,783	(101,100)	116,388	(25,268)	1,109,171	(126,368)
Commercial mortgage backed securities	2,941,293	(302,513)	651,923	(109,257)	3,593,216	(411,770)
Other asset backed securities	2,561,390	(162,821)	1,924,026	(232,468)	4,485,416	(395,289)
	$28,557,796	$(4,403,539)	$4,221,422	$(880,308)	$32,779,218	$(5,283,847)
(1)Unrealized losses have not been reduced to reflect the allowance for credit losses of $2.0 million and $3.3 million as of March 31, 2023 and December 31, 2022, respectively.
The unrealized losses at March 31, 2023 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at March 31, 2023. Approximately 97% and 98% of the unrealized losses on fixed maturity securities shown in the above table for March 31, 2023 and December 31, 2022, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
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
Changes in net unrealized gains/losses on investments for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Fixed maturity securities available for sale carried at fair value	$833,268	$(4,014,371)

Adjustment for effect on other balance sheet accounts:
Deferred income tax asset/liability	(174,986)	842,782
	(174,986)	842,782
Change in net unrealized gains/losses on investments carried at fair value	$658,282	$(3,171,589)
Proceeds from sales of available for sale fixed maturity securities for the three months ended March 31, 2023 and 2022 were $2.3 billion and $1.2 billion, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the three months ended March 31, 2023 and 2022 were $0.9 billion and $0.6 billion, respectively.

Net realized losses on investments for the three months ended March 31, 2023 and 2022, are as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$25,988	$3,465
Gross realized losses	(44,451)	(2,006)
Net credit loss (provision) release	(829)	(7,356)
	(19,292)	(5,897)
Other investments:
Gross realized gains	1,777	—
Gross realized losses	(432)	—
	1,345	—
Mortgage loans on real estate:
Increase in allowance for credit losses	(8,654)	(5,245)
Recovery of specific allowance	—	—
Loss on sale of mortgage loans	(1,186)	(1,985)
	(9,840)	(7,230)
	$(27,787)	$(13,127)
Realized losses on available for sale fixed maturity securities in 2023 and 2022 were realized primarily due to strategies to reposition the fixed maturity security portfolio that result in improved net investment income, credit risk or duration profiles as they pertain to our asset liability management. Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date.
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
The following table provides a rollforward of the allowance for credit loss:

	Three Months Ended March 31, 2023
	States, Municipalities and Territories	Corporate Securities	Residential Mortgage Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$—	$3,214	$133	$3,347
Additions for credit losses not previously recorded	—	—	—	—
Change in allowance on securities with previous allowance	—	(1,300)	—	(1,300)
Ending balance	$—	$1,914	$133	$2,047

	Three Months Ended March 31, 2022
	States, Municipalities and Territories	Corporate Securities	Residential Mortgage Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$2,776	$—	$70	$2,846
Additions for credit losses not previously recorded	—	3,825	336	4,161
Change in allowance on securities with previous allowance	(767)	—	337	(430)
Ending balance	$2,009	$3,825	$743	$6,577

4. Mortgage Loans on Real Estate
Our financing receivables consist of the following three portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our mortgage loan portfolios are summarized in the following table. There were commitments outstanding of $442.6 million at March 31, 2023.

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Commercial mortgage loans:
Principal outstanding	$3,570,314	$3,560,903
Deferred fees and costs, net	(6,407)	(6,345)
Amortized cost	3,563,907	3,554,558
Valuation allowance	(25,082)	(22,428)
Commercial mortgage loans, carrying value	3,538,825	3,532,130

Agricultural mortgage loans:
Principal outstanding	609,026	567,630
Deferred fees and costs, net	(1,759)	(1,667)
Amortized cost	607,267	565,963
Valuation allowance	(1,356)	(1,021)
Agricultural mortgage loans, carrying value	605,911	564,942

Residential mortgage loans:
Principal outstanding	3,011,666	2,807,652
Deferred fees and costs, net	1,326	1,909
Unamortized discounts and premiums, net	60,685	55,917
Amortized cost	3,073,677	2,865,478
Valuation allowance	(19,188)	(13,523)
Residential mortgage loans, carrying value	3,054,489	2,851,955
Mortgage loans, carrying value	$7,199,225	$6,949,027
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

	March 31, 2023		December 31, 2022
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$491,711	13.8%	$502,659	14.1%
Middle Atlantic	279,732	7.8%	280,993	7.9%
Mountain	413,867	11.6%	416,307	11.7%
New England	75,432	2.1%	73,631	2.1%
Pacific	854,742	23.9%	858,812	24.1%
South Atlantic	949,734	26.6%	934,007	26.2%
West North Central	199,149	5.6%	205,568	5.8%
West South Central	305,947	8.6%	288,926	8.1%
	$3,570,314	100.0%	$3,560,903	100.0%
Property type distribution
Office	$369,223	10.3%	$388,978	10.9%
Retail	858,628	24.0%	896,351	25.2%
Industrial/Warehouse	909,077	25.5%	866,623	24.3%
Apartment	1,029,694	28.8%	912,984	25.6%
Hotel	324,271	9.1%	285,271	8.0%
Mixed Use/Other	79,421	2.3%	210,696	6.0%
	$3,570,314	100.0%	$3,560,903	100.0%

Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $609.0 million and $567.6 million as of March 31, 2023 and December 31, 2022, respectively. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $3.0 billion and $2.8 billion as of March 31, 2023 and December 31, 2022, respectively. These loans are collateralized by the related properties and diversified as to location within the United States.
Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Interest income is included in Net investment income on our Consolidated Statements of Operations. Accrued interest receivable, which was $57.4 million and $58.2 million as of March 31, 2023 and December 31, 2022, respectively, is included in Accrued investment income on our Consolidated Balance Sheets.
Loan Valuation Allowance
We establish a valuation allowance to provide for the risk of credit losses inherent in our mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost, which excludes accrued interest receivable. We do not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balances to net investment income in a timely manner. We did not charge off any uncollectible accrued interest receivable on our commercial, agricultural or residential mortgage loan portfolios for the three month periods ended March 31, 2023 or 2022, respectively.
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
The following table represents a rollforward of the valuation allowance on our mortgage loan portfolios:

	Three Months Ended March 31, 2023
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(22,428)	$(1,021)	$(13,523)	$(36,972)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Change in provision for credit losses	(2,654)	(335)	(5,665)	(8,654)
Ending allowance balance	$(25,082)	$(1,356)	$(19,188)	$(45,626)

	Three Months Ended March 31, 2022
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(17,926)	$(519)	$(5,579)	$(24,024)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Change in provision for credit losses	(6,661)	(39)	1,455	(5,245)
Ending allowance balance	$(24,587)	$(558)	$(4,124)	$(29,269)
Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of Real estate investments and the loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. There is no real estate in which ownership of the property was taken to satisfy an outstanding loan held in real estate investments as of March 31, 2023 or December 31, 2022. Recoveries are situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance).
Credit Quality Indicators
We evaluate the credit quality of our commercial and agricultural mortgage loans by analyzing LTV and DSC ratios and loan performance. We evaluate the credit quality of our residential mortgage loans by analyzing loan performance.

LTV and DSC ratios for our commercial mortgage loans are originally calculated at the time of loan origination and are updated annually for each loan using information such as rent rolls, assessment of lease maturity dates and property operating statements, which are reviewed in the context of current leasing and in place rents compared to market leasing and market rents. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our commercial mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at March 31, 2023 and December 31, 2022.
The amortized cost of our commercial mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at March 31, 2023 and December 31, 2022 (by year of origination):

	2023		2022		2021		2020		2019		Prior		Total
As of March 31, 2023:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$—	—%	$279,353	62%	$239,049	60%	$394,892	56%	$434,390	58%	$1,126,465	46%	$2,474,149	52%
Greater than or equal to 1.2 and less than 1.5	—	—%	6,487	70%	122,944	55%	46,669	55%	109,230	66%	204,897	62%	490,227	61%
Greater than or equal to 1.0 and less than 1.2	7,788	16%	175,669	43%	211,652	43%	38,390	60%	31,739	52%	63,234	50%	528,472	47%
Less than 1.0	—	—%	—	—%	26,945	52%	—	—%	6,057	64%	38,057	66%	71,059	61%
Total	$7,788	16%	$461,509	55%	$600,590	53%	$479,951	56%	$581,416	60%	$1,432,653	49%	$3,563,907	53%

	2022		2021		2020		2019		2018		Prior		Total
As of December 31, 2022:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$249,328	63%	$257,746	61%	$421,391	57%	$429,596	58%	$325,117	53%	$813,319	44%	$2,496,497	53%
Greater than or equal to 1.2 and less than 1.5	6,488	70%	123,038	55%	46,804	58%	115,977	66%	67,642	67%	145,703	60%	505,652	62%
Greater than or equal to 1.0 and less than 1.2	170,059	52%	211,684	43%	18,144	79%	39,396	73%	10,348	76%	58,021	47%	507,652	51%
Less than 1.0	—	—%	—	—%	—	—%	6,107	64%	13,025	70%	25,625	65%	44,757	66%
Total	$425,875	59%	$592,468	53%	$486,339	58%	$591,076	61%	$416,132	57%	$1,042,668	47%	$3,554,558	54%
LTV and DSC ratios for our agricultural mortgage loans are calculated at the time of loan origination and are evaluated annually for each loan using land value averages. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our agricultural mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at March 31, 2023 and December 31, 2022.
The amortized cost of our agricultural mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at March 31, 2023 and December 31, 2022 (by year of origination):

	2023		2022		2021		2020		2019		Prior		Total
As of March 31, 2023:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$31,906	60%	$86,270	47%	$82,509	53%	$100,292	44%	$—	—%	$—	—%	$300,977	49%
Greater than or equal to 1.2 and less than 1.5	10,082	58%	105,916	54%	67,170	53%	60,643	45%	—	—%	—	—%	243,811	52%
Greater than or equal to 1.0 and less than 1.2	—	—%	3,102	56%	8,687	39%	3,125	29%	—	—%	—	—%	14,914	41%
Less than 1.0	—	—%	—	—%	—	—%	7,976	40%	5,589	24%	34,000	42%	47,565	39%
Total	$41,988	59%	$195,288	51%	$158,366	52%	$172,036	44%	$5,589	24%	$34,000	42%	$607,267	49%

	2022		2021		2020		2019		2018		Prior		Total
As of December 31, 2022:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$85,367	47%	$84,186	46%	$97,143	41%	$—	—%	$—	—%	$—	—%	$266,696	45%
Greater than or equal to 1.2 and less than 1.5	107,856	54%	67,630	52%	61,103	32%	—	—%	—	—%	—	—%	236,589	48%
Greater than or equal to 1.0 and less than 1.2	3,124	56%	8,825	38%	3,125	25%	—	—%	—	—%	—	—%	15,074	39%
Less than 1.0	—	—%	—	—%	7,975	35%	5,629	41%	34,000	31%	—	—%	47,604	33%
Total	$196,347	51%	$160,641	48%	$169,346	37%	$5,629	41%	$34,000	31%	$—	—%	$565,963	45%

We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Aging of financing receivables is summarized in the following table (by year of origination):

	2023	2022	2021	2020	2019	Prior	Total
As of March 31, 2023:	(Dollars in thousands)
Commercial mortgage loans
Current	$7,788	$461,509	$600,590	$479,951	$581,416	$1,432,653	$3,563,907
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$7,788	$461,509	$600,590	$479,951	$581,416	$1,432,653	$3,563,907

Agricultural mortgage loans
Current	$41,988	$195,288	$153,023	$172,036	$5,589	$34,000	$601,924
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	5,343	—	—	—	5,343
Total agricultural mortgage loans	$41,988	$195,288	$158,366	$172,036	$5,589	$34,000	$607,267

Residential mortgage loans
Current	$224,031	$2,003,711	$562,310	$194,720	$27,631	$1,330	$3,013,733
30 - 59 days past due	—	16,627	2,516	4,960	57	417	24,577
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	7,452	16,155	7,385	1,580	2,795	35,367
Total residential mortgage loans	$224,031	$2,027,790	$580,981	$207,065	$29,268	$4,542	$3,073,677

	2022	2021	2020	2019	2018	Prior	Total
As of December 31, 2022:	(Dollars in thousands)
Commercial mortgage loans
Current	$425,875	$592,468	$486,339	$591,076	$416,132	$1,042,668	$3,554,558
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$425,875	$592,468	$486,339	$591,076	$416,132	$1,042,668	$3,554,558

Agricultural mortgage loans
Current	$196,347	$160,641	$166,211	$5,629	$34,000	$—	$562,828
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	3,135	—	—	—	3,135
Total agricultural mortgage loans	$196,347	$160,641	$169,346	$5,629	$34,000	$—	$565,963

Residential mortgage loans
Current	$1,915,169	$595,363	$211,119	$27,483	$1,710	$417	$2,751,261
30 - 59 days past due	39,179	8,238	13,073	1,960	—	—	62,450
60 - 89 days past due	6,668	7,165	3,034	57	—	—	16,924
Over 90 days past due	9,702	14,068	6,515	1,762	2,796	—	34,843
Total residential mortgage loans	$1,970,718	$624,834	$233,741	$31,262	$4,506	$417	$2,865,478

Commercial, agricultural and residential mortgage loans are considered nonperforming when they become 90 days or more past due. When loans become nonperforming, we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a nonperforming loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a nonperforming loan back to less than 90 days past due, we will resume accruing interest income on that loan. There were 31 loans in non-accrual status at March 31, 2023 and 59 loans in non-accrual status at December 31, 2022. During the three months ended March 31, 2023 we recognized $15 thousand in interest income on loans which were in non-accrual status at the respective period end. During the three months ended March 31, 2022, we recognized no interest income on loans which were in non-accrual status at the respective period end.
Loan Modifications
Our commercial, agricultural and residential mortgage loans may be subject to loan modifications. Loan modifications may be granted to borrowers experiencing financial difficulty and could include principal forgiveness, interest rate reduction, an other-than-significant delay or a term extension. We consider the following factors in determining whether or not a borrower is experiencing financial difficulty:
•borrower is in default,
•borrower has declared bankruptcy,
•there is growing concern about the borrower's ability to continue as a going concern,
•borrower has insufficient cash flows to service debt,
•borrower's inability to obtain funds from other sources, and
•there is a breach of financial covenants by the borrower.
A loan modification typically does not result in a change in valuation allowance as it is already incorporated into our allowance methodology. However, if we grant a borrower experiencing financial difficulty principal forgiveness, the amount of principal forgiven would be written off, which would reduce the amortized cost of the loan and result in an adjustment to the valuation allowance.
There were no significant mortgage loan modifications for the three months ended March 31, 2023.
Prior to adoption of authoritative guidance on January 1, 2023, we evaluated whether a TDR had occurred on our commercial, agricultural or residential mortgage loans. We did not have any significant loan modifications that resulted in a TDR for the three months ended March 31, 2022.
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
We are invested in two investment company limited liability companies that invest in operating entities which hold multifamily real estate properties. The entity is a VIE and we have determined we are the primary beneficiary as a result of our power to control the entity through our significant ownership. The investment balance, which represents an equity interest in the investment company limited liability company, fluctuates based on changes in the fair value of the properties and the performance of the operating entities.
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
We are invested in one investment company limited liability company that invests in core infrastructure assets typically held through an interest in limited liability companies. The entity is a VIE and we have determined we are the primary beneficiary as a result of our power to control the entity through significant ownership and our obligation to absorb losses or receive benefits from the VIE. The VIE meets the definition of an investment company, which requires the investment balance to be held at fair value.

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of the consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	March 31, 2023		December 31, 2022
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(Dollars in thousands)
Real estate investments	$1,221,622	$127,087	$1,095,267	$78,244
Real estate limited liability companies	65,776	243	66,258	287
Limited partnership funds	901,367	189	620,741	113
Infrastructure limited liability companies	100,600	—	—	—
	$2,289,365	$127,519	$1,782,266	$78,644
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
The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

	March 31, 2023		December 31, 2022
	Asset Carrying Value	Maximum Exposure to Loss	Asset Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Fixed maturity securities, available for sale	$1,493,364	$1,493,364	$1,178,110	$1,178,110
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
The notional and fair values of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the Consolidated Balance Sheets are as follows:

	March 31, 2023		December 31, 2022
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives designated as hedging instruments
Assets
Derivative instruments
Interest rate swaps	$408,369	$19,778	$408,369	$32,769

Derivatives not designated as hedging instruments
Assets
Derivative instruments
Call options	$39,005,998	$664,255	$38,927,534	$397,789
Warrants	—	—	2,020	1,169
	$39,005,998	$664,255	$38,929,554	$398,958
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives, net		$4,905,133		$4,820,845
Funds withheld for reinsurance liabilities
Reinsurance related embedded derivative		(377,484)		(441,864)
		$4,527,649		$4,378,981

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
The following represents the amortized cost and cumulative fair value hedging adjustments included in the hedged assets:

Line Item in the Consolidated Balance Sheets in Which Hedged Item is Included	Amortized Cost of Hedged Item		Cumulative Amount of Fair Value Basis Adjustment Gain (Loss)
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Fixed maturities, available for sale:
Current hedging relationships	$389,904	$389,060	$(25,011)	$(39,128)
Discontinued hedging relationships	1,333,176	1,594,736	(79,031)	(94,681)
The following represents a summary of the gains (losses) related to the derivatives and hedged items that qualify for fair value hedge accounting:

	Derivative	Hedged Item	Net	Amount Excluded: Recognized in Income Immediately
	(Dollars in thousands)
For the three months ended March 31, 2023
Interest rate swaps	$(12,991)	$14,116	$1,125	$—

For the three months ended March 31, 2022
Interest rate swaps	$—	$—	$—	$—
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

The changes in fair value of derivatives not designated as hedging instruments included in the Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$43,444	$(478,448)
Warrants	1,321	929
	$44,765	$(477,519)
Change in fair value of embedded derivatives:
Fixed index annuities - embedded derivatives	$205,469	$(1,308,123)
Other changes in difference between policy benefit reserves computed using derivative accounting (ASC 815) vs. insurance contracts accounting (ASC 944)	134,591	116,918
Reinsurance related embedded derivative	64,380	(202,444)
	$404,440	$(1,393,649)
The amounts presented as "Other changes in difference between policy benefit reserves computed using derivative accounting (ASC 815) vs. insurance contract accounting (ASC 944)" represents the total change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the insurance contracts accounting standard at each balance sheet date, less the change in fair value of our fixed index annuities embedded derivatives that is presented as Level 3 liabilities in Note 2 - Fair Values of Financial Instruments.
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
The notional amount and fair value of our call options and interest rate swaps by counterparty and each counterparty's current credit rating are as follows:

			March 31, 2023		December 31, 2022
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa2	$3,913,403	$45,365	$3,574,125	$26,080
Barclays	A	A1	2,910,246	60,478	3,686,896	39,657
Canadian Imperial Bank of Commerce	A+	Aa2	2,442,141	54,020	2,707,734	34,218
Citibank, N.A.	A+	Aa3	4,132,309	49,853	3,748,162	29,873
Credit Suisse	A-	A3	2,074,458	36,903	2,086,470	20,691
J.P. Morgan	A+	Aa2	6,153,747	78,007	6,501,103	69,006
Mizuho	A	A1	691,141	19,273	—	—
Morgan Stanley	A+	Aa3	2,569,596	36,543	2,957,389	38,470
Royal Bank of Canada	AA-	A1	4,595,241	102,189	4,378,132	58,026
Societe Generale	A	A1	2,460,528	36,410	2,099,081	17,157
Truist	A	A2	2,142,918	49,287	1,960,787	32,885
Wells Fargo	A+	Aa2	5,200,545	113,323	5,436,824	61,840
Exchange traded			128,094	2,382	199,200	2,655
			$39,414,367	$684,033	$39,335,903	$430,558

As of March 31, 2023 and December 31, 2022, we held $0.6 billion and $0.4 billion, respectively, of cash and cash equivalents and other investments from counterparties for derivative collateral, which is included in Other liabilities on our Consolidated Balance Sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if the counterparties failed completely to perform according to the terms of the contracts to $65.7 million and $3.3 million at March 31, 2023 and December 31, 2022, respectively.
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
7. Deferred Policy Acquisition Costs and Deferred Sales Inducements
Deferred Policy Acquisition Costs
The following tables present the balances and changes in deferred policy acquisition costs:

	Three Months Ended March 31, 2023
	Fixed Index Annuities	Fixed Rate Annuities	Single Premium Immediate Annuities
	(Dollars in thousands)
Balance, beginning of year	$2,649,322	$120,105	$4,216
Capitalizations	54,803	11,949	16
Amortization expense	(60,801)	(7,247)	(188)
Balance, end of period	$2,643,324	$124,807	$4,044

	Year Ended December 31, 2022
	Fixed Index Annuities	Fixed Rate Annuities	Single Premium Immediate Annuities
	(Dollars in thousands)
Balance, beginning of year	$2,906,684	$151,322	$4,198
Write-off related to in-force ceded reinsurance	(196,417)	(7,209)	—
Capitalizations	193,988	4,424	663
Amortization expense	(254,933)	(28,432)	(645)
Balance, end of period	$2,649,322	$120,105	$4,216
The reconciliation of the deferred policy acquisition costs to the deferred policy acquisition costs in the consolidated balance sheets is as follows:

	Deferred Policy Acquisitions Costs
	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Fixed Index Annuities	$2,643,324	$2,649,322
Fixed Rate Annuities	124,807	120,105
Single Premium Immediate Annuities	4,044	4,216
Total	$2,772,175	$2,773,643

Deferred Sales Inducements
The following tables present the balances and changes in deferred sales inducements:

	Three Months Ended March 31, 2023
	Fixed Index Annuities	Fixed Rate Annuities
	(Dollars in thousands)
Balance, beginning of year	$2,017,960	$27,723
Capitalizations	45,266	—
Amortization expense	(45,786)	(814)
Balance, end of period	$2,017,440	$26,909

	Year Ended December 31, 2022
	Fixed Index Annuities	Fixed Rate Annuities
	(Dollars in thousands)
Balance, beginning of year	$2,088,591	$31,370
Capitalizations	107,683	8
Amortization expense	(178,314)	(3,655)
Balance, end of period	$2,017,960	$27,723
The reconciliation of the deferred sales inducements to the deferred sales inducements in the consolidated balance sheets is as follows:

	Deferred Sales Inducements
	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Fixed Index Annuities	$2,017,440	$2,017,960
Fixed Rate Annuities	26,909	27,723
Total	$2,044,349	$2,045,683
8. Policyholder Liabilities
Liability for Future Policy Benefits
The liability for future policy benefits consists only of the liability associated with single premium immediate annuities (SPIA) with life contingencies. As this business has no future expected premiums, the rollforward presented below is the present value of expected future benefits. The balances of and changes in the liability for future policy benefits for the three months ended March 31, 2023 and year ended December 31, 2022 is as follows:

	Present Value of Expected Future Policy Benefits
	Three Months Ended March 31, 2023	Year Ended December 31, 2022
	(Dollars in thousands)
Balance, beginning of year	$317,418	$401,022
Beginning balance at original discount rate	341,071	351,575
Effect of changes in cash flow assumptions	—	1,280
Effect of actual variances from expected experience	(354)	(1,958)
Adjusted beginning of year balance	340,717	350,897

Issuances	2,874	15,766
Interest accrual	3,548	14,613
Benefit payments	—	—
Derecognition (lapses)	(9,818)	(40,205)
Ending balance at original discount rate	337,321	341,071
Effect of changes in discount rate assumptions	(18,859)	(23,653)
Balance, end of period	$318,462	$317,418

The reconciliation of the net liability for future policy benefits to the liability for future policy benefits included in policy benefit reserves in the consolidated balance sheets is as follows:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Liability for future policy benefits	$319,895	$318,677
Deferred profit liability	19,341	19,084
	339,236	337,761
Less: Reinsurance recoverable	(1,433)	(1,259)
Net liability for future policy benefits, after reinsurance recoverable	$337,803	$336,502
The weighted-average liability duration of the liability for future policy benefits is as follows:

	March 31, 2023	December 31, 2022
SPIA With Life Contingency:
Weighted-average liability duration of the liability for future policy benefits (years)	7.58	6.78
The following table presents the amount of undiscounted expected future benefit payments and expected gross premiums:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
SPIA With Life Contingency:
Expected future benefit payments	$462,201	$467,627
Expected future gross premiums	—	—
The amount of revenue and interest recognized in the statement of operations for the three months ended March 31, 2023 and year ended December 31, 2022 is as follows:

	Three Months Ended March 31, 2023		Year Ended December 31, 2022
	Gross Premiums or Assessments	Interest Expense	Gross Premiums or Assessments	Interest Expense
	(Dollars in thousands)
Liability for future policy benefits	$3,391	$3,548	$16,994	$14,613
Total	$3,391	$3,548	$16,994	$14,613
The weighted-average interest rate is as follows:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Interest accretion rate	4.26%	4.25%
Current discount rate	4.95%	5.37%

Market Risk Benefits
The balances of and changes in the liability for market risk benefits (MRB) for the three months ended March 31, 2023 and year ended December 31, 2022 is as follows:

	Three Months Ended March 31, 2023		Year Ended December 31, 2022
	Fixed Rate Annuities	Fixed Index Annuities	Fixed Rate Annuities	Fixed Index Annuities
	(Dollars in thousands)
MRB Liability
Balance, beginning of year	$37,863	$2,187,758	$78,411	$2,557,379
Balance, beginning of year, before effect of changes in the instrument-specific credit risk	44,355	2,453,169	77,732	2,310,436
Issuances	—	44,841	376	59,452
Interest accrual	607	36,217	1,349	72,551
Attributed fees collected	302	30,041	1,270	125,168
Benefits payments	—	—	—	—
Effect of changes in interest rates	2,973	172,165	(19,421)	(952,265)
Effect of changes in equity markets	—	(16,573)	—	186,618
Effect of changes in equity index volatility	—	(7,760)	—	241,563
Actual policyholder behavior different from expected behavior	—	—	—	—
Effect of changes in future expected policyholder behavior	714	3,738	602	46,567
Effect of changes in other future expected assumptions	—	—	(17,553)	363,079
Balance, end of year, before effect of changes in the instrument-specific credit	48,951	2,715,838	44,355	2,453,169
Effect of changes in the instrument-specific credit risk	(7,795)	(334,113)	(6,492)	(265,411)
Balance, end of year	41,156	2,381,725	37,863	2,187,758
Reinsured MRB, end of period	11,463	674,239	10,656	593,959
Balance, end of period, net of reinsurance	$29,693	$1,707,486	$27,207	$1,593,799

Net amount at risk (a)	$262,643	$11,120,564	$258,826	$10,987,198
Weighted average attained age of contract holders (years)	69	71	69	71
(a)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
The following is a reconciliation of market risk benefits by amounts in an asset position and in a liability position to market risk benefit amounts included in other assets and market risk benefit reserves, respectively, in the Consolidated Balance Sheets:

	March 31, 2023
	Asset	Liability	Net Liability
	(Dollars in thousands)
Fixed Index Annuities	$226,747	$2,608,472	$2,381,725
Fixed Rate Annuities	3,557	44,713	41,156
Total	$230,304	$2,653,185	$2,422,881

	December 31, 2022
	Asset	Liability	Net Liability
	(Dollars in thousands)
Fixed Index Annuities	$226,294	$2,414,052	$2,187,758
Fixed Rate Annuities	3,577	41,440	37,863
Total	$229,871	$2,455,492	$2,225,621

Reinsured Market Risk Benefits
The following table presents the balances and changes in reinsured market risk benefits associated with fixed index annuities for the three months ended March 31, 2023 and year ended December 31, 2022:

	Three Months Ended March 31, 2023		Year Ended December 31, 2022
	Fixed Rate Annuities	Fixed Index Annuities	Fixed Rate Annuities	Fixed Index Annuities
Ceded MRB	(Dollars in thousands)
Balance, beginning of year	$10,656	$593,959	$—	$156,931
Write-off related to in-force ceded reinsurance	—	—	10,091	334,835
Issuances	—	32,744	—	36,036
Interest accrual	128	7,136	104	7,598
Attributed fees collected	7	6,106	28	23,745
Benefits payments	—	—	—	—
Effect of changes in interest rates	603	40,846	135	(171,948)
Effect of changes in equity markets	—	(7,043)	118	43,799
Effect of changes in equity index volatility	—	(2,021)	—	34,278
Actual policyholder behavior different from expected behavior	—	—	—	—
Effect of changes in future expected policyholder behavior	69	2,512	180	12,598
Effect of changes in other future expected assumptions	—	—	—	116,087
Balance, end of year	$11,463	$674,239	$10,656	$593,959

Net amount at risk (a)	$73,259	$2,419,275	$72,350	$2,402,964
Weighted average attained age of contract holders (years)	70	71	70	71
(a)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
The following is a reconciliation of reinsurance market risk benefits by amounts in an asset position and in liability position to market risk benefit amounts included in coinsurance deposits and other liabilities, respectively, in the consolidated balance sheets:

	March 31, 2023
	Asset	Liability	Net Asset
	(Dollars in thousands)
Fixed Index Annuities	$712,734	$38,495	$674,239
Fixed Rate Annuities	11,884	421	11,463
Total	$724,618	$38,916	$685,702

	December 31, 2022
	Asset	Liability	Net Asset
	(Dollars in thousands)
Fixed Index Annuities	$629,611	$35,652	$593,959
Fixed Rate Annuities	11,070	414	10,656
Total	$640,681	$36,066	$604,615

Significant Inputs for Fair Value Measurement - Market Risk Benefits
The following tables provides a summary of the significant inputs and assumptions used in the fair value measurements of market risk benefits:

	March 31, 2023
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range	Weighted Average
	(in thousands)
Market risk benefits	$2,422,881	Discounted cash flow	Utilization (a)	0.04% - 78.75%	4.18%
Ceded market risk benefits	685,702		Option budget (b)	1.65% - 2.50%	2.31%
			Risk-free interest rate (c)	2.35% - 4.72%	3.01%
			Nonperformance risk (d)	0.55% - 3.49%	2.71%

	December 31, 2022
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range	Weighted Average
	(in thousands)
Market risk benefits	$2,225,621	Discounted cash flow	Utilization (a)	0.04% - 78.75%	4.24%
Ceded market risk benefits	604,615		Option budget (b)	1.65% - 2.50%	2.31%
			Risk-free interest rate (c)	2.51% - 4.90%	3.31%
			Nonperformance risk (d)	0.06% - 3.27%	2.59%
(a)The utilization assumption represents the percentage of policyholders who will elect to receive lifetime income benefit payments in a given year. A decrease (increase) in the utilization assumption used in the fair value of market risk benefits could lead to favorable (unfavorable) changes in the market risk benefits.
(b)The option budget assumption represents the expected cost of annual call options we will purchases in the future. An increase (decrease) in the option budget assumption used in the fair value of market risk benefits could lead to favorable (unfavorable) changes in the market risk benefits.
(c)The risk-free interest rate assumption impacts the discount rate used in the discounted future cash flow valuation. An increase (decrease) in the risk-free interest rate assumption used in the fair value of market risk benefits could lead to favorable (unfavorable) changes in the market risk benefits.
(d)The nonperformance risk assumption impacts the discount rate used in the discounted future cash flow valuation and includes our own credit risk based on the current market credit spreads for debt-like instruments we have issued and are available in the market. Additionally, the nonperformance risk assumption includes the counterparty credit risk used in the fair value measurement of ceded market risk benefits which is determined using the current market credit spreads based on the counterparty credit rating. An increase (decrease) in the nonperformance risk assumption for own credit risk used in the fair value of market risk benefits could lead to favorable (unfavorable) changes in the market risk benefits. An decrease (increase) in the nonperformance risk assumption for counterparty credit risk used in the fair value of ceded market risk benefits could lead to favorable (unfavorable) changes in the ceded market risk benefits.
There were no notable changes to significant inputs and assumptions used in the fair value measurement of market risk benefits during the three months ended March 31, 2023. During the year ended December 31, 2022, the Company made the following notable changes to significant inputs and assumptions resulting in changes in the fair value measurement of market risk benefits:
•Utilization assumptions were increased resulting in an increase to the market risk benefits liability and a decrease to net income.
•Option budget assumptions were increased resulting in a decrease to the market risk benefits liability and an increase to net income.

Policyholder Account Balances
The following table presents the balances and changes in policyholders’ account balances:

	Three Months Ended March 31, 2023		Year Ended December 31, 2022
	Fixed Rate Annuities	Fixed Index Annuities	Fixed Rate Annuities	Fixed Index Annuities
	(Dollars in thousands)
Balance, beginning of year	$6,589,577	$53,808,184	$6,860,060	$55,001,391
Issuances	407,249	926,058	159,570	2,986,223
Premiums received	526	35,046	4,811	170,493
Policy charges	(2,100)	(75,223)	(6,587)	(272,604)
Surrenders and withdrawals	(180,822)	(1,213,070)	(574,590)	(3,945,504)
Benefit payments	(3,290)	(203,524)	(11,328)	(727,847)
Interest credited	38,884	83,963	151,762	598,639
Other	(482)	(313)	5,879	(2,607)
Balance, end of period	$6,849,542	$53,361,121	$6,589,577	$53,808,184

Weighted-average crediting rate	2.32%	0.63%	2.28%	1.11%
Net amount at risk (a)	$262,643	$11,120,564	$258,826	$10,987,198
Cash surrender value	$6,456,292	$49,205,688	$6,208,597	$49,551,657
(a)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
The following table presents the reconciliation of policyholders’ account balances to policy benefit reserves in the consolidated balance sheets:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Fixed index annuities policyholder account balances	$53,361,121	$53,808,184
Fixed rate annuities policyholder account balances	6,849,542	6,589,577
Embedded derivative adjustment (b)	(1,576,129)	(1,996,640)
Liability for future policy benefits	319,895	318,677
Deferred profit liability	19,341	19,084
Other	45,419	42,954
Total	$59,019,189	$58,781,836
(b)The embedded derivative adjustment reconciles the account balance to the gross GAAP liability and represents the combination of the host contract and the fair value of the embedded derivatives.

The following table presents the balance of account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

	March 31, 2023
	Range of guaranteed minimum crediting rate	At guaranteed minimum	1 to 50	51 to 150	Greater than 150 basis points above	Total
		(Dollars in thousands)
Fixed Index Annuities	0.00% - 0.50%	$—	$545,301	$443,724	$406,824	$1,395,849
	0.50% - 1.00%	2,449,974	1,104,836	2,251,001	89,954	5,895,765
	1.00% - 1.50%	50,601	9,347	—	—	59,948
	1.50% - 2.00%	57	—	—	—	57
	2.00% - 2.50%	132,027	91,276	8	—	223,311
	2.50% - 3.00%	905,663	—	—	—	905,663
	Greater than 3.00%	—	—	—	—	—
	Allocated to index strategies	—	—	—	—	44,880,528
Total		$3,538,322	$1,750,760	$2,694,733	$496,778	$53,361,121

Fixed Rate Annuities	0.00% - 0.50%	$—	$—	$—	$101	$101
	0.50% - 1.00%	55,547	201,007	3,995,398	1,014,260	5,266,212
	1.00% - 1.50%	453,063	232	—	—	453,295
	1.50% - 2.00%	278,374	93,402	271,181	190	643,147
	2.00% - 2.50%	18,985	23	—	—	19,008
	2.50% - 3.00%	406,972	7,304	—	—	414,276
	Greater than 3.00%	53,503	—	—	—	53,503
Total		$1,266,444	$301,968	$4,266,579	$1,014,551	$6,849,542

	December 31, 2022
	Range of guaranteed minimum crediting rate	At guaranteed minimum	1 to 50	51 to 150	Greater than 150 basis points above	Total
		(Dollars in thousands)
Fixed Index Annuities	0.00% - 0.50%	$—	$462,356	$407,031	$315,324	$1,184,711
	0.50% - 1.00%	2,421,244	1,098,332	2,258,992	77,901	5,856,469
	1.00% - 1.50%	51,586	9,391	—	—	60,977
	1.50% - 2.00%	57	—	—	—	57
	2.00% - 2.50%	133,059	100,205	8	—	233,272
	2.50% - 3.00%	939,684	—	—	—	939,684
	Greater than 3.00%	—	—	—	—	—
	Allocated to index strategies					45,533,014
Total		$3,545,630	$1,670,284	$2,666,031	$393,225	$53,808,184

Fixed Rate Annuities	0.00% - 0.50%	$—	$—	$—	$61	$61
	0.50% - 1.00%	55,458	203,523	4,000,203	701,836	4,961,020
	1.00% - 1.50%	454,728	231	—	—	454,959
	1.50% - 2.00%	281,694	96,767	277,053	189	655,703
	2.00% - 2.50%	21,887	22	—	—	21,909
	2.50% - 3.00%	434,042	7,417	—	—	441,459
	Greater than 3.00%	54,466	—	—	—	54,466
Total		$1,302,275	$307,960	$4,277,256	$702,086	$6,589,577

9. Notes and Loan Payable
Notes and loan payable includes the following:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Senior notes due 2027
Principal	$500,000	$500,000
Unamortized debt issue costs	(2,811)	(2,960)
Unamortized discount	(169)	(178)
Term loan due 2027
Principal	300,000	300,000
Principal paydown	(5,625)	(3,750)
Unamortized debt issue costs	(982)	(1,039)
	$790,413	$792,073
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
In addition to our commitments to fund mortgage loans, we have unfunded commitments at March 31, 2023 to limited partnerships of $0.8 billion and to fixed maturity securities of $1.1 billion.
Through our FHLB membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of March 31, 2023, we had $100.0 million of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding. The fixed maturity security investments pledged for collateral had a fair value of $1.5 billion at March 31, 2023.

11. Earnings (Loss) Per Common Share and Stockholders' Equity
Earnings (Loss) Per Common Share
The following table sets forth the computation of earnings (loss) per common share and earnings (loss) per common share - assuming dilution:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) available to common stockholders - numerator for earnings (loss) per common share	$(166,913)	$668,546

Denominator:
Weighted average common shares outstanding	83,416,966	96,866,125
Effect of dilutive securities:
Stock options and deferred compensation agreements	597,119	612,265
Restricted stock and restricted stock units	737,283	474,923
Antidilutive impact due to net loss	(1,334,402)	—
Denominator for earnings (loss) per common share - assuming dilution	83,416,966	97,953,313

Earnings (loss) per common share	$(2.00)	$6.90
Earnings (loss) per common share - assuming dilution	$(2.00)	$6.83
There were no options to purchase shares of our common stock outstanding excluded from the computation of diluted earnings (loss) per common share during the three months ended March 31, 2023 and 2022, as the exercise price of all options outstanding was less than the average market price of our common shares for those periods.
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
Dividends on the Series A and Series B preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the first day of March, June, September and December of each year, commencing on March 1, 2020 for Series A and on December 1, 2020 for Series B. For the three months ended March 31, 2023 and 2022, we paid dividends totaling $5.9 million and $5.9 million for Series A preferred stock and $5.0 million and $5.0 million for Series B preferred stock, respectively. The Series A and Series B preferred stock rank senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference. The Series A and Series B preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions.
Share Repurchase Program
As part of a share repurchase program, the Company's Board of Directors approved the repurchase of Company common stock of $500 million on November 19, 2021, and an additional $400 million on November 11, 2022. The share repurchase program has offset dilution from the issuance of shares to Brookfield, and its purpose remains to institute a regular cash return program for shareholders.
On March 17, 2023 we entered into an accelerated share repurchase (ASR) agreement with JPMorgan Chase Bank, National Association to repurchase an aggregate of $200 million of our common stock. Under the ASR agreement, we received an initial share delivery of approximately 4.8 million shares representing approximately 80% of the number of shares initially underlying the ASR. The average price paid for the initial share delivery under the ASR was $33.12 per common share. The final settlement is expected in the third quarter of 2023 and will be based on the volume-weighted average stock price during the ASR term, less a discount and subject to potential adjustments under the ASR. The ASR agreement was determined to be an equity contract.
From the 2020 inception of the share repurchase program through March 31, 2023, we have repurchased approximately 31.2 million shares of our common stock at an average price of $34.76 per common share, including 2.4 million shares repurchased in the open market during the three months ended March 31, 2023. As of March 31, 2023, we had $276 million remaining under our share repurchase program.

Treasury Stock
As of March 31, 2023, we held 31,809,876 shares of treasury stock with a carrying value of $1,075.0 million. As of December 31, 2022, we held 24,590,353 shares of treasury stock with a carrying value of $823.1 million.
12. Subsequent Events
Based on events that occurred subsequent to March 31, 2023, we expect to realize losses on a regional bank security held in our fixed maturity securities portfolio in the second quarter of 2023. The fair value of the security in our Consolidated Balance Sheets as of March 31, 2023 was $24 million, accordingly if we were to realize a complete loss on the security, it would result in a net decrease of $16 million to stockholder's equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at March 31, 2023, and the unaudited consolidated results of operations for the three month periods ended March 31, 2023 and 2022, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2022. Interim operating results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the entire year. Preparation of financial statements requires use of management estimates and assumptions. On January 1, 2023, we adopted ASU 2018-12, more commonly referred to as Long Duration Targeted Improvements. As such, results for 2022 have been recast and are also presented under the new guidance.
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
•continued strained shareholder relationships or disadvantageous takeover proposals.
For a detailed discussion of these and other factors that might affect our performance, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and any disclosure in Item 1A of our Quarterly Reports on Form 10-Q. Forward-looking statements speak only as of the date the statement was made and the Company undertakes no obligation to update such forward-looking statements. There can be no assurance that other factors not currently disclosed or anticipated by the Company will not materially adversely affect our results of operations or plans. Investors are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf.
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
During the first three months of 2023, we continued to advance our AEL 2.0 strategy as we executed against the four key pillars. Key areas of advancement included the following:
•We increased sales to $1.4 billion during the first quarter of 2023, with fixed index annuities representing $964 million of total sales. Fixed index annuity sales increased 23% and 9% as compared to the fourth and first quarters of 2022, respectively.
•We continued to increase our allocation of investments to private assets. As of March 31, 2023, approximately $11.9 billion or 24.2% of our investment portfolio consisted of private assets.
•Effective February 8, 2023, we executed an amendment to our reinsurance agreement with AeBe ISA LTD ("AeBe") under which we ceded $228 million of flow multi-year guarantee annuity business contributing to a total of $634 million of flow reinsurance during the quarter.
•We repurchased 7.3 million shares of Company common stock, of which 2.5 million shares were repurchased in the open market at an average price of $38.24 and 4.8 million shares were delivered under an accelerated stock repurchase program (ASR) at an average price of $33.12. The ASR was executed on March 17, 2023 with 80% of the shares delivered upon execution. The final settlement is expected to be delivered in the third quarter of 2023.
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
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended March 31,
	2023	2022
Average yield on invested assets	4.48%	4.15%
Aggregate cost of money	1.81%	1.64%
Aggregate investment spread	2.67%	2.51%

Impact of:
Investment yield - additional prepayment income	—%	0.03%
Cost of money benefit from over hedging	—%	0.03%
The cost of money for fixed index annuities and average crediting rates for fixed rate annuities are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements. See Critical Accounting Policies - Deferred Policy Acquisition Costs and Deferred Sales Inducements included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2022. With respect to our fixed index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate strategy and expenses we incur to fund the annual index credits. Proceeds received upon expiration of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for interest credited to annuity policyholder account balances. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities and Financial Condition - Derivative Instruments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2022.
Average yield on invested assets increased primarily as a result of new money yields, the benefit of higher short-term interest rates on our floating rate portfolio and lower average cash balances partly offset by weaker returns on partnerships and other mark to market assets and lower prepayment income. See Net investment income. The aggregate cost of money increased primarily due to increases in options costs and a reduction in the benefit from over hedging as compared to the prior period. We have the flexibility to reduce our crediting rates if necessary and could decrease our cost of money by approximately 83 basis points if we reduce current rates to guaranteed minimums.

Results of Operations for the Three Months Ended March 31, 2023 and 2022
Annuity deposits by product type collected during the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
American Equity Investment Life Insurance Company:
Fixed index annuities	$735,839	$755,980
Annual reset fixed rate annuities	693	1,062
Multi-year fixed rate annuities	156,034	2,345
Single premium immediate annuities	427	13,453
	892,993	772,840
Eagle Life Insurance Company:
Fixed index annuities	228,599	126,754
Annual reset fixed rate annuities	1,269	7
Multi-year fixed rate annuities	248,229	2,340
	478,097	129,101
Consolidated:
Fixed index annuities	964,438	882,734
Annual reset fixed rate annuities	1,962	1,069
Multi-year fixed rate annuities	404,263	4,685
Single premium immediate annuities	427	13,453
Total before coinsurance ceded	1,371,090	901,941
Coinsurance ceded	637,999	213,563
Net after coinsurance ceded	$733,091	$688,378
Annuity deposits before and after coinsurance ceded increased 52% and 6%, respectively, during the first quarter of 2023 compared to the same period in 2022. The increase in sales for the three months ended March 31, 2023 compared to the same period in 2022 was primarily driven by an increase in multi-year fixed rate annuities (MYGA) which reflects pricing support from the execution of the amendment to our reinsurance agreement with AeBe to cede new MYGA flow business beginning in the first quarter of 2023. Additionally, fixed index annuity sales increased as a result of our income product sales, which benefited from a higher demand for guaranteed income solutions as a result of high volatility in the markets.
We began ceding certain fixed rate annuities issued after February 8, 2023 to AeBe, and we have continued to increase the amount of business ceded to North End Re under the reinsurance agreement executed in 2021, both of which contributed to the increase in coinsurance ceded premiums for the three months ended March 31, 2023 compared to the same period of 2022.
Net income (loss) available to common stockholders decreased to $(166.9) million in the first quarter of 2023 compared to $668.5 million for the same period in 2022. The decrease in net income (loss) available to common stockholders for the three months ended March 31, 2023 was driven primarily by an increase in the change in fair value of embedded derivatives, an increase in other operating costs and expenses, an increase in realized losses on investments and a decrease in net investment income. These changes were partially offset by an increase in the change in fair value of derivatives, a decrease in index credits to policyholders, an increase in annuity product charges and an increase in other revenue.
Net income, in general, is impacted by the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) decreased 11.1% to $47.3 billion for the first quarter of 2023 compared to $53.2 billion for the same period in 2022. Our investment spread measured in dollars was $340.5 million for the first quarter of 2023 compared to $346.4 million for the same period in 2022. Investment income for the first quarter of 2023 was negatively impacted by the lower volume of business in force as a result of in-force reinsurance transactions executed in 2022, which was partly offset by the benefit to investment income from higher short-term interest rates on our floating rate portfolio, attractive new money rates and lower average cash balances (see Net investment income).
Net income was also impacted by the change in fair value of derivatives and embedded derivatives, which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income (loss) for the three months ended March 31, 2023 was negatively impacted by increases in the fair value of the call options acquired to fund index credits and decreases in the discount rates used to estimate the fair value of our embedded derivative liabilities, the impacts of which were partially offset by decreases in expected index credits on the next policy anniversary dates and increases in the change in fair value of derivatives. See discussion below for the drivers of changes in net income as a result of actuarial assumption updates. See Change in fair value of derivatives and Change in fair value of embedded derivatives.

Non-GAAP operating income available to common stockholders, a non-GAAP financial measure, increased to $124.3 million in the first quarter of 2023 compared to $107.1 million for the same period in 2022.
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
The adjustments made to net income (loss) available to common stockholders to arrive at non-GAAP operating income available to common stockholders for the three months ended March 31, 2023 and 2022 are set forth in the table that follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Reconciliation from net income (loss) available to common stockholders to non-GAAP operating income available to common stockholders:
Net income (loss) available to American Equity Investment Life Holding Company common stockholders	$(166,913)	$668,546
Adjustments to arrive at non-GAAP operating income available to common stockholders:
Net realized losses on financial assets, including credit losses	24,384	13,725
Change in fair value of derivatives and embedded derivatives	206,202	(847,207)
Capital markets impact on the change in fair value of market risk benefits	136,950	118,913
Net investment income	(2,491)	—
Other revenue	5,969	—
Income taxes	(79,765)	153,090
Non-GAAP operating income available to common stockholders	$124,336	$107,067
The increase in non-GAAP operating income available to common stockholders for the three ended March 31, 2023 compared to the same period in 2022 was primarily a result of lower market risk benefits expense as well as an increase in other revenue and annuity product charges partially offset by a decrease in net investment income. The lower market risk benefit expense is a result of a benefit from the in-force reinsurance transactions executed in 2022 as well as a favorable change in the amortization of net deferred capital market impacts partially offset by the impact of an increase in interest accrued on the market risk benefits.

Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 20% to $62.6 million in the first quarter of 2023 compared to $52.4 million for the same period in 2022. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Surrender charges	$26,542	$15,541
Lifetime income benefit riders (LIBR) fees	36,049	36,814
	$62,591	$52,355

Withdrawals from annuity policies subject to surrender charges	$460,767	$267,336
Average surrender charge collected on withdrawals subject to surrender charges	5.8%	5.8%

Fund values on policies subject to LIBR fees	$4,300,875	$4,558,943
Weighted average per policy LIBR fee	0.84%	0.81%
The increase in annuity product charges for the three months ended March 31, 2023 compared to the same period in 2022 was attributable to increases in withdrawals from annuity policies subject to surrender charges partially offset by decreases in fees assessed for lifetime income benefit riders due to a smaller volume of business in force subject to the fee.
Net investment income decreased 1% to $561.3 million in the first quarter of 2023 compared to $567.4 million for the same period in 2022. The decrease was primarily attributable to a decrease in the average invested asset balances partially offset by increases in the average yield earned on average invested assets during the three months ended March 31, 2023 compared to the same period in 2022. Average invested assets excluding derivative instruments decreased 10% to $49.3 billion for the first quarter of 2023 compared to $54.7 billion for the same period in 2022.
The average yield earned on average invested assets was 4.48% for the first quarter of 2023 compared to 4.15% for the same period in 2022. The increase in yield earned on average invested assets for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to higher short-term interest rates on our floating rate portfolio, attractive new money rates, and lower average cash balances partially offset by lower prepayment income.
The expected return on investments purchased during the three months ended March 31, 2023 was 7.19%, net of third-party investment management expenses, including $1.3 billion of privately sourced assets with an expected return of 7.89%. The expected return on investments purchased during the three months ended March 31, 2022 was 3.58%, net of third-party investment management expenses, including $887 million of privately sourced assets with an expected return of 5.41%.
Change in fair value of derivatives primarily consists of call options purchased to fund annual index credits on fixed index annuities. The components of change in fair value of derivatives are as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$(152,884)	$51,787
Change in unrealized gains/losses	196,328	(530,235)
Warrants	1,321	929
Interest rate swaps	1,125	—
	$45,890	$(477,519)

The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based which impacts the level of gains on call option expirations, the fair values of those call options and changes in the fair values of those call options between periods. The changes in gain (loss) on option expiration and unrealized gains/losses on call options for the three months ended March 31, 2023 compared to the same period in 2022 are due to equity market performance for the three months ended March 31, 2023 compared to the same period in 2022. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three months ended March 31, 2023 and 2022 is as follows:

Three Months Ended March 31,
	2023	2022
S&P 500 Index
Point-to-point strategy	0.0% - 0.0%	0.6% - 12.5%
Monthly average strategy	0.0% - 0.0%	1.0% - 8.6%
Monthly point-to-point strategy	0.0% - 0.0%	0.0% - 12.9%
Volatility control index point-to-point strategy	0.0% - 1.3%	0.0% - 7.3%
Fixed income (bond index) strategies	0.0% - 6.0%	0.0% - 5.1%
The change in fair value of derivatives is also influenced by the aggregate cost of options purchased. The aggregate cost of options for the three months ended March 31, 2023 was higher than for the same period in 2022 as option costs increased during the first quarter of 2023 compared to the same period of 2022. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Other revenue increased 86% to $16.4 million in the first quarter of 2023 compared to $8.8 million for the same period in 2022. The components of other revenue are summarized as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Asset liability management fees	$5,991	$2,905
Amortization of deferred gain	10,403	5,912
	$16,394	$8,817
The increase in other revenue for the three months ended March 31, 2023 compared to the same period in 2022 was due to the increase in business ceded under the North End Re reinsurance treaty which was effective July 1, 2021 and the execution of a new in-force reinsurance transaction with AeBe which was effective October 3, 2022.
Interest sensitive and index product benefits decreased 80% to $57.9 million in the first quarter of 2023 compared to $287.9 million for the same period in 2022. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Index credits on index policies	$3,533	$224,385
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	54,378	63,532
	$57,911	$287,917
The decrease in index credits for the three months ended March 31, 2023 compared to the same period in 2022 were due to changes in the level of appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $3.6 million for the three months ended March 31, 2023, compared to $228.1 million for the same period in 2022. The decrease in interest credited for the three months ended March 31, 2023 compared to the same period in 2022 was due to a reduction in interest credited to funds allocated to the fixed option strategy within our fixed index annuities due to a decrease in the average balance allocated to the fixed option strategy partially offset by an increase in deferred annuity products that receive a fixed rate of interest.
Market risk benefits (gains) losses decreased 4% to $183.7 million in the first quarter of 2023 compared to $191.9 million for the same period in 2022. The decrease in market risk benefits (gains) losses for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to a benefit from the in-force reinsurance transactions executed in 2022, higher surrenders of policies with a lifetime income benefit rider and a lower increase associated with the utilization of the lifetime income benefit riders. These impacts are partially offset by an increase associated with higher interest rates in the three months ended March 31, 2023 compared to the same period in 2022. See Note 8 - Policyholder Liabilities to our unaudited consolidated financial statements for further discussion on market risk benefits.
Amortization of deferred sales inducements increased 3% to $46.6 million in the first quarter of 2023 compared to $45.1 million for the same period in 2022. Amortization of deferred sales inducements is calculated on a constant-level basis over the expected term of the related contracts. Bonus products represented 63% and 64% of our net annuity account values at March 31, 2023 and March 31, 2022, respectively. See Note 7 - Deferred Policy Acquisition Costs and Deferred Sales Inducements to our unaudited consolidated financial statements for further discussion on deferred sales inducements.
Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives (see Note 6 - Derivative Instruments to our unaudited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Fixed index annuities - embedded derivatives	$205,469	$(1,308,123)
Other changes in difference between policy benefit reserves computed using derivative accounting (ASC 815) vs. insurance contracts accounting (ASC 944)	134,591	116,918
Reinsurance related embedded derivative	64,380	(202,444)
	$404,440	$(1,393,649)
The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in the expected annual cost of options we will purchase in the future to fund index credits beyond the next policy anniversary; (iii) changes in the discount rates used in estimating our embedded derivative liabilities; and (iv) the growth in the host component of the policy liability. The amounts presented as "Other changes in difference between policy benefit reserves computed using derivative accounting (ASC 815) vs. insurance contracts accounting (ASC 944)" represent the total change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the insurance contracts accounting standard at each balance sheet date, less the change in fair value of our fixed index annuities embedded derivative. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2022.
The primary reasons for the increase in the change in fair value of the fixed index annuity embedded derivatives during the three months ended March 31, 2023 compared to the same period of 2022 was due to increases in the fair value of the call options acquired to fund the index credits and decreases in the net discount rates used in the calculation during the three months ended March 31, 2023 compared to the same period in 2022 partially offset by lower index credits during the three months ended March 31, 2023 compared to the same period in 2022. The discount rates used in estimating our embedded derivative liabilities fluctuate based on the changes in the general level of risk free interest rates and our own credit spread.
The reinsurance agreements executed in 2022 with AeBe and 2021 with North End Re to cede certain fixed index annuity product liabilities on a coinsurance funds withheld and modified coinsurance basis contain embedded derivatives. The fair value of these embedded derivatives are based on the unrealized gains and losses of the underlying assets held in the funds withheld and modified coinsurance portfolios. For the three months ended March 31, 2023, the fair value of the assets increased, compared to a decrease in the fair value of the assets for the three months ended March 31, 2022. See Note 6 - Derivative Instruments for discussion on this embedded derivative.
Amortization of deferred policy acquisition costs decreased 6% to $68.2 million in the first quarter of 2023 compared to $73.0 million for the same period in 2022. Amortization of deferred policy acquisition costs is calculated on a constant-level basis over the expected term of the related contracts. The decrease in amortization for the three months ended March 31, 2023 compared to the same period in 2022 is due to a lower overall deferred policy acquisition balance in the first quarter of 2023 compared to the first quarter of 2022 primarily due to a write-off of deferred policy acquisition costs associated with in-force reinsurance transactions executed in the third and fourth quarters of 2022. See Note 7 - Deferred Policy Acquisition Costs and Deferred Sales Inducements to our unaudited consolidated financial statements for further discussion on deferred policy acquisition costs.

Other operating costs and expenses increased 28.0% to $74.0 million in the first quarter of 2023 compared to $57.8 million for the same period in 2022 and are summarized as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Salary and benefits	$48,252	$36,187
Other	25,752	21,608
Total other operating costs and expenses	$74,004	$57,795
Salary and benefits increased $12.1 million for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to expense associated with a strategic incentive award granted in November 2022.
Other expenses increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to expense associated with excise tax on common stock repurchases resulting from new tax legislation which was effective January 1, 2023, and increases in legal expenses and software expenses associated with continued execution of the AEL 2.0 strategy.
We expect the level of other operating costs and expenses to settle into the $62.5 million per quarter range for the foreseeable future as we continue to execute on the AEL 2.0 strategy.
Income tax expense (benefit) was $(36.0) million in the first quarter of 2023 compared to $185.2 million for the same period in 2022. The changes in income tax expense (benefit) were primarily due to changes in income before income taxes as well as changes in the effective income tax rates. The effective income tax rates were 18.8% and 21.4% for the three months ended March 31, 2023 and 2022, respectively. The decrease in the effective income tax rate for the three months ended March 31, 2023 is due to a $6 million true up of tax expense associated with the prior period.
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
The composition of our investment portfolio is summarized as follows:

	March 31, 2023		December 31, 2022
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
U.S. Government and agencies	$177,878	0.4%	$169,071	0.4%
States, municipalities and territories	3,665,674	8.0%	3,822,943	8.5%
Foreign corporate securities and foreign governments	622,583	1.4%	616,938	1.4%
Corporate securities	19,584,731	43.0%	20,201,774	44.8%
Residential mortgage backed securities	1,283,590	2.8%	1,366,927	3.0%
Commercial mortgage backed securities	3,409,589	7.5%	3,447,075	7.6%
Other asset backed securities	5,817,083	12.8%	5,155,254	11.4%
Total fixed maturity securities	34,561,128	75.9%	34,779,982	77.1%
Mortgage loans on real estate	6,986,882	15.3%	6,778,977	15.0%
Real estate investments	1,164,879	2.6%	1,056,063	2.3%
Limited partnerships and limited liability companies	1,657,415	3.6%	1,266,779	2.8%
Derivative instruments	684,033	1.5%	431,727	1.0%
Other investments	497,523	1.1%	829,900	1.8%
	45,551,860	100.0%	45,143,428	100.0%
Coinsurance investments (1)	5,866,478		6,181,870
	$51,418,338		$51,325,298
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
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	March 31, 2023			December 31, 2022
Rating Agency Rating	Amortized Cost	Carrying Amount	Percent of Fixed Maturity Securities	Amortized Cost	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$23,751,792	$21,527,275	62.3%	$24,462,459	$21,723,282	62.5%
Baa	13,892,051	12,373,819	35.8%	14,228,490	12,434,302	35.7%
Total investment grade	37,643,843	33,901,094	98.1%	38,690,949	34,157,584	98.2%
Ba	568,020	494,809	1.4%	554,605	485,166	1.4%
B	146,297	113,418	0.3%	94,185	79,058	0.2%
Caa	19,684	18,397	0.1%	20,020	18,540	0.1%
Ca and lower	37,008	33,410	0.1%	40,664	39,634	0.1%
Total below investment grade	771,009	660,034	1.9%	709,474	622,398	1.8%
	38,414,852	34,561,128	100.0%	39,400,423	34,779,982	100.0%
Coinsurance investments (1)	5,369,579	4,994,496		5,465,596	5,024,635
	$43,784,431	$39,555,624		$44,866,019	$39,804,617
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
A summary of our fixed maturity securities by NAIC designation is as follows:

	March 31, 2023				December 31, 2022
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$23,863,099	$21,622,202	$21,622,202	62.6%	$24,466,961	$21,752,775	$21,752,775	62.5%
2	13,802,465	12,303,113	12,303,113	35.6%	14,185,506	12,398,001	12,398,001	35.6%
3	579,165	503,236	503,236	1.5%	562,190	490,198	490,198	1.5%
4	151,304	116,477	116,477	0.3%	109,409	91,495	91,495	0.3%
5	7,171	7,595	7,595	—%	61,721	36,738	36,738	0.1%
6	11,648	8,505	8,505	—%	14,636	10,775	10,775	—%
	38,414,852	34,561,128	34,561,128	100.0%	39,400,423	34,779,982	34,779,982	100.0%
Coinsurance investments (1)	5,369,579	4,994,496	4,994,496		5,465,596	5,024,635	5,024,635
	$43,784,431	$39,555,624	$39,555,624		$44,866,019	$39,804,617	$39,804,617
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.
The amortized cost and fair value of fixed maturity securities at March 31, 2023, by contractual maturity, are presented in Note 3 - Investments to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses, Net of Allowance	Allowance for Credit Losses	Fair Value
		(Dollars in thousands)
March 31, 2023
Fixed maturity securities, available for sale:
U.S. Government and agencies	18	$65,527	$(2,208)	$—	$63,319
States, municipalities and territories	484	3,069,059	(453,084)	—	2,615,975
Foreign corporate securities and foreign governments	41	573,609	(64,794)	—	508,815
Corporate securities	1,878	19,559,724	(2,710,761)	(1,914)	16,847,049
Residential mortgage backed securities	222	1,190,237	(109,208)	(133)	1,080,896
Commercial mortgage backed securities	330	3,738,130	(386,242)	—	3,351,888
Other asset backed securities	615	4,874,105	(340,951)	—	4,533,154
	3,588	33,070,391	(4,067,248)	(2,047)	29,001,096
Coinsurance investments (1)	587	2,835,968	(467,166)	—	2,368,802
	4,175	$35,906,359	$(4,534,414)	$(2,047)	$31,369,898

December 31, 2022
Fixed maturity securities, available for sale:
U.S. Government and agencies	27	$165,746	$(4,637)	$—	$161,109
States, municipalities and territories	514	3,265,080	(574,814)	—	2,690,266
Foreign corporate securities and foreign governments	43	590,944	(74,151)	—	516,793
Corporate securities	2,103	21,393,656	(3,224,609)	(3,214)	18,165,833
Residential mortgage backed securities	219	1,235,672	(126,368)	(133)	1,109,171
Commercial mortgage backed securities	339	3,750,331	(391,966)	—	3,358,365
Other asset backed securities	567	4,579,149	(382,563)	—	4,196,586
	3,812	34,980,578	(4,779,108)	(3,347)	30,198,123
Coinsurance investments (1)	698	3,085,834	(504,739)	—	2,581,095
	4,510	$38,066,412	$(5,283,847)	$(3,347)	$32,779,218
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.
The unrealized losses at March 31, 2023 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at March 31, 2023. Approximately 97% and 98% of the unrealized losses on fixed maturity securities shown in the above table for March 31, 2023 and December 31, 2022, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
The decrease in unrealized losses from December 31, 2022 to March 31, 2023 was primarily due to a decrease in treasury yields during the three months ended March 31, 2023. The 10-year U.S. Treasury yields at March 31, 2023 and December 31, 2022 were 3.48% and 3.88%, respectively. The 30-year U.S. Treasury yields at March 31, 2023 and December 31, 2022 were 3.67% and 3.97%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses (1)	Percent of Total
	(Dollars in thousands)
March 31, 2023
1	$17,868,963	61.6%	$(2,401,857)	59.0%
2	10,542,301	36.4%	(1,552,242)	38.2%
3	464,864	1.6%	(77,008)	1.9%
4	116,477	0.4%	(34,788)	0.9%
5	88	—%	(23)	—%
6	8,403	—%	(1,330)	—%
	29,001,096	100.0%	(4,067,248)	100.0%
Coinsurance investments (2)	2,368,802		(467,166)
	$31,369,898		$(4,534,414)

December 31, 2022
1	$18,396,691	60.9%	$(2,836,027)	59.4%
2	11,207,008	37.1%	(1,825,520)	38.2%
3	465,867	1.6%	(72,976)	1.5%
4	89,686	0.3%	(17,922)	0.4%
5	29,075	0.1%	(25,037)	0.5%
6	9,796	—%	(1,626)	—%
	30,198,123	100.0%	(4,779,108)	100.0%
Coinsurance investments (2)	2,581,095		(504,739)
	$32,779,218		$(5,283,847)
(1)Gross unrealized losses have been adjusted to reflect the allowance for credit loss of $2.0 million and $3.3 million as of March 31, 2023 and December 31, 2022, respectively.
(2)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022, along with a description of the factors causing the unrealized losses is presented in Note 3 - Investments to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

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
		(Dollars in thousands)
March 31, 2023
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	299	$1,520,278	$1,486,349	$(33,929)
Six months or more and less than twelve months	1,656	15,068,794	13,700,860	(1,367,934)
Twelve months or greater	1,537	15,776,291	13,224,055	(2,552,236)
Total investment grade	3,492	32,365,363	28,411,264	(3,954,099)
Below investment grade:
Less than six months	14	46,603	39,709	(6,894)
Six months or more and less than twelve months	26	231,025	196,185	(34,840)
Twelve months or greater	56	425,353	353,938	(71,415)
Total below investment grade	96	702,981	589,832	(113,149)
	3,588	33,068,344	29,001,096	(4,067,248)
Coinsurance investments (2)	587	2,835,968	2,368,802	(467,166)
	4,175	$35,904,312	$31,369,898	$(4,534,414)

December 31, 2022
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	984	$6,296,895	$5,968,793	$(328,102)
Six months or more and less than twelve months	2,308	24,207,057	20,481,666	(3,725,391)
Twelve months or greater	427	3,761,294	3,153,240	(608,054)
Total investment grade	3,719	34,265,246	29,603,699	(4,661,547)
Below investment grade:
Less than six months	12	51,711	47,494	(4,217)
Six months or more and less than twelve months	34	319,964	265,726	(54,238)
Twelve months or greater	47	340,310	281,204	(59,106)
Total below investment grade	93	711,985	594,424	(117,561)
	3,812	34,977,231	30,198,123	(4,779,108)
Coinsurance investments (2)	698	3,085,834	2,581,095	(504,739)
	4,510	$38,063,065	$32,779,218	$(5,283,847)
(1)Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss of $2.0 million and $3.3 million as of March 31, 2023 and December 31, 2022, respectively.
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

The amortized cost and fair value of fixed maturity securities (excluding U.S. Government and agencies) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20%, when comparing fair value to amortized cost, and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost, Net of Allowance (1)	Fair Value	Gross Unrealized Losses, Net of Allowance (1)
		(Dollars in thousands)
March 31, 2023
Investment grade:
Less than six months	98	$1,302,413	$1,018,998	$(283,415)
Six months or more and less than twelve months	183	2,498,072	1,873,667	(624,405)
Twelve months or greater	169	2,654,555	1,877,869	(776,686)
Total investment grade	450	6,455,040	4,770,534	(1,684,506)
Below investment grade:
Less than six months	14	110,262	74,073	(36,189)
Six months or more and less than twelve months	5	43,500	32,827	(10,673)
Twelve months or greater	1	5,279	3,643	(1,636)
Total below investment grade	20	159,041	110,543	(48,498)
	470	6,614,081	4,881,077	(1,733,004)
Coinsurance investments (2)	311	1,191,584	839,351	(352,233)
	781	$7,805,665	$5,720,428	$(2,085,237)
December 31, 2022
Investment grade:
Less than six months	333	$3,955,378	$3,062,075	$(893,303)
Six months or more and less than twelve months	299	4,496,559	3,146,868	(1,349,691)
Twelve months or greater	1	40,351	26,854	(13,497)
Total investment grade	633	8,492,288	6,235,797	(2,256,491)
Below investment grade:
Less than six months	8	61,481	47,057	(14,424)
Six months or more and less than twelve months	7	111,990	71,271	(40,719)
Twelve months or greater	—	—	—	—
Total below investment grade	15	173,471	118,328	(55,143)
	648	8,665,759	6,354,125	(2,311,634)
Coinsurance investments (2)	423	1,250,509	859,395	(391,114)
	1,071	$9,916,268	$7,213,520	$(2,702,748)
(1) Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss of $2.0 million and $3.3 million as of March 31, 2023 and December 31, 2022, respectively.
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

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
March 31, 2023
Due in one year or less	$508,728	$504,810
Due after one year through five years	3,470,123	3,274,615
Due after five years through ten years	4,503,556	4,020,041
Due after ten years through twenty years	6,324,373	5,503,912
Due after twenty years	8,461,140	6,731,780
	23,267,920	20,035,158
Residential mortgage backed securities	1,190,235	1,080,896
Commercial mortgage backed securities	3,738,130	3,351,888
Other asset backed securities	4,874,105	4,533,154
	33,070,390	29,001,096
Coinsurance investments (1)	2,835,968	2,368,802
	$35,906,358	$31,369,898

December 31, 2022
Due in one year or less	$567,599	$563,298
Due after one year through five years	3,591,040	3,377,197
Due after five years through ten years	4,844,271	4,280,762
Due after ten years through twenty years	7,443,657	6,377,081
Due after twenty years	8,968,858	6,935,663
	25,415,425	21,534,001
Residential mortgage backed securities	1,235,672	1,109,171
Commercial mortgage backed securities	3,750,331	3,358,365
Other asset backed securities	4,579,149	4,196,586
	34,980,577	30,198,123
Coinsurance investments (1)	3,085,834	2,581,095
	$38,066,411	$32,779,218
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.

International Exposure
We hold fixed maturity securities with international exposure. As of March 31, 2023, 16.3% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. Our fixed maturity securities with international exposure are primarily denominated in U.S. dollars. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	March 31, 2023
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
Europe	$2,152,353	$2,142,272	6.2%
Asia/Pacific	381,834	381,793	1.1%
Latin America	313,049	313,049	0.9%
Non-U.S. North America	1,135,154	1,131,342	3.3%
Australia & New Zealand	889,577	889,283	2.6%
Other	740,461	743,393	2.2%
	5,612,428	5,601,132	16.3%
Coinsurance investments (1)	1,383,922	1,265,832
	$6,996,350	$6,866,964
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.
All of the securities presented in the table above are investment grade (NAIC designation of either 1 or 2), except for the following:

	March 31, 2023
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
Europe	$96,444	$83,807
Asia/Pacific	36	30
Latin America	45,554	38,377
Non-U.S. North America	23,248	19,669
Australia & New Zealand	258	213
Other	35,948	32,160
	201,488	174,256
Coinsurance investments (1)	50,299	33,774
	$251,787	$208,030
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e., significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of credit losses. As part of this assessment, we review not only a change in current price relative to amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. For corporate issuers, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. For structured securities, we evaluate changes in factors such as collateral performance, default rates, loss severity and expected cash flows. At March 31, 2023, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance	Net Unrealized Gains (Losses), Net of Allowance	Fair Value
		(Dollars in thousands)
States, municipalities and territories	1	$20,657	$—	$20,657	$(3,409)	$17,248
Corporate securities - Public securities	3	48,310	—	48,310	(21,420)	26,890
Corporate securities - Private placement securities	1	7,658	(1,914)	5,744	—	5,744
Residential mortgage backed securities	31	48,492	(133)	48,359	(13,874)	34,485
Commercial mortgage backed securities	11	93,472	—	93,472	(10,907)	82,565
Other asset backed securities	1	2,284	—	2,284	100	2,384
Collateralized loan obligations	19	134,318	—	134,318	(27,040)	107,278
	67	$355,191	$(2,047)	$353,144	$(76,550)	$276,594
We expect to recover the unrealized losses, net of allowances, as we did not have the intent to sell and it is not more likely than not that we would be required to sell these securities prior to recovery of the amortized cost basis, net of allowances. Our analysis of these securities and their credit performance at March 31, 2023 is as follows:
States, municipalities and territories: The decline in value of this security is primarily due to the security being recently restructured as part of bankruptcy proceedings and uncertainty around the impact of the restructure.
Corporate securities: The corporate securities included on the watch list primarily represent regional bank exposure, which is a sector that has been under financial stress recently. The corporate securities also include a security in the utilities industry that is under financial stress due to the impact of power outages.
Structured securities: The structured securities included on the watch list have generally experienced higher levels of stress due to current economic conditions and the impact COVID-19 had on the economy.
Credit Losses
We have a policy and process to identify securities in our investment portfolio for which we recognize credit loss. See Note 3 - Investments to our unaudited consolidated financial statements.
During the three months ended March 31, 2023, we recognized $0.8 million of credit losses due to our intent to sell certain securities that were in an unrealized loss position.
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
Mortgage Loans on Real Estate
Our financing receivables consist of three mortgage loan portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our commercial mortgage loan portfolio consists of loans with an outstanding principal balance of $3.6 billion and $3.6 billion as of March 31, 2023 and December 31, 2022, respectively. This portfolio consists of mortgage loans collateralized by the related properties and is diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $609.0 million and $567.6 million as of March 31, 2023 and December 31, 2022, respectively. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $3.0 billion and $2.8 billion as of March 31, 2023 and December 31, 2022, respectively. These loans are collateralized by the related properties and diversified as to location within the United States. Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.

At March 31, 2023 and December 31, 2022, the largest principal amount outstanding for any single commercial mortgage loan was $83.3 million and $83.3 million, respectively, and the average loan size was $5.9 million and $5.8 million, respectively. In addition, the average loan-to-value ratio for commercial and agricultural mortgage loans combined was 50.6% and 51.4% at March 31, 2023 and December 31, 2022, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan-to-value ratio is indicative of our conservative underwriting policies and practices for originating mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 - Mortgage Loans on Real Estate to our unaudited consolidated financial statements in this Form 10-Q, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund mortgage loans up to 90 days in advance. At March 31, 2023, we had commitments to fund commercial mortgage loans totaling $148.3 million, with interest rates ranging from 7.48% to 8.78%. During 2023 and 2022, the commercial mortgage loan industry has been very competitive due to relatively attractive returns that can be realized on mortgage loans. For the three months ended March 31, 2023, we received $51.2 million in cash for loans being paid in full compared to $34.9 million for the three months ended March 31, 2022. Some of the loans being paid off have either reached their maturity or are nearing maturity. At March 31, 2023, we had commitments to fund one agricultural mortgage loan for $11.4 million with an interest rate of 6.58%, and had commitments to fund residential mortgage loans totaling $282.9 million with interest rates ranging from 7.00% to 13.20%.
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
We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Commercial, agricultural and residential loans are considered nonperforming when they are 90 days or more past due. Aging of financing receivables is summarized in the following table:

	Current	30-59 days past due	60-89 days past due	Over 90 days past due	Total
As of March 31, 2023:	(Dollars in thousands)
Commercial mortgage loans	$3,563,907	$—	$—	$—	$3,563,907
Agricultural mortgage loans	601,924	—	—	5,343	607,267
Residential mortgage loans	3,013,733	24,577	—	35,367	3,073,677
Total mortgage loans	$7,179,564	$24,577	$—	$40,710	$7,244,851

As of December 31, 2022:
Commercial mortgage loans	$3,554,558	$—	$—	$—	$3,554,558
Agricultural mortgage loans	562,828	—	—	3,135	565,963
Residential mortgage loans	2,751,261	62,450	16,924	34,843	2,865,478
Total mortgage loans	$6,868,647	$62,450	$16,924	$37,978	$6,985,999

Private Assets
The following table is a breakout of our private asset investments as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
Private Asset Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans
Commercial	$3,351,563	6.8%	$3,384,240	6.8%
Residential	3,222,935	6.6%	3,002,099	6.0%
Agricultural	607,267	1.2%	565,963	1.2%
Total real estate loans	7,181,765	14.6%	6,952,302	14.0%

Private credit
Middle market	1,748,582	3.5%	1,492,727	3.0%
Specialty finance	692,437	1.4%	442,555	0.9%
Infrastructure debt	626,767	1.3%	554,812	1.1%
Total private credit	3,067,786	6.2%	2,490,094	5.0%

Equity
Residential real estate	1,050,328	2.1%	961,263	1.9%
Commercial real estate	116,335	0.2%	116,779	0.2%
Infrastructure	189,976	0.4%	91,485	0.2%
Core private equity	345,499	0.7%	363,892	0.7%
Total equity	1,702,138	3.4%	1,533,419	3.0%
Total private assets	$11,951,689	24.2%	$10,975,815	22.0%
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
Liquidity and Capital Resources
Our insurance subsidiaries generally have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $(483.5) million for the three months ended March 31, 2023 compared to $(316.8) million for the three months ended March 31, 2022, with the decrease attributable to a $57.7 million increase in net annuity deposits after coinsurance and a $224.4 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities, mortgage loans, and other high quality private assets. We have a highly liquid investment portfolio that can be used to meet policyholder and other obligations as needed. In addition, we intend to hold approximately 1% to 3% of our investment portfolio in cash and cash equivalents.

We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt (senior notes, term loan and subordinated debentures issued to a subsidiary trust), pay operating expenses and pay dividends to common and preferred stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. We expect these sources will provide adequate cash flow for us to meet our current and reasonably foreseeable future obligations.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2023, up to $369.3 million can yet be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $2.0 billion of statutory earned surplus at March 31, 2023.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of March 31, 2023, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to maintain its insurer financial strength rating. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
Cash and cash equivalents of the parent holding company at March 31, 2023, were $436.9 million. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions.
In January 2022, American Equity Life became a member of the Federal Home Loan Bank of Des Moines ("FHLB") which provides access to collateralized borrowings and other FHLB products. We may also issue funding agreements to the FHLB. Both the collateralized borrowings and funding agreements require us to pledge qualified assets as collateral. Obligations arising from funding agreements, which totaled $100.0 million as of March 31, 2023 are used in investment spread activities.
New Accounting Pronouncements
See Note 1 - Significant Accounting Policies to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Regulatory Developments
See "Regulation" in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
If interest rates were to increase 10% (37 basis points) from levels at March 31, 2023, we estimate that the fair value of our fixed maturity securities would decrease by approximately $985.7 million. The impact on stockholders' equity of such decrease (net of income taxes) would be a decrease of $778.7 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of a credit loss) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2022 for a further discussion of the liquidity risk.
The amortized cost of fixed maturity securities that are callable at the option of the issuer, excluding securities with a make-whole provision, was $2.0 billion as of March 31, 2023. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. In addition, we have $6.4 billion of floating rate investments as of March 31, 2023. The majority of these investments are based on the 3 month LIBOR rate and are reset quarterly. We have a plan to transition these investments away from LIBOR in 2023. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At March 31, 2023, approximately 90% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies. At March 31, 2023, approximately 14% of our annuity liabilities were at minimum guaranteed crediting rates.
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

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Proceeds received at expiration of options related to such credits	$3,601	$228,092
Annual index credits to policyholders on their anniversaries	3,533	224,385
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of March 31, 2023 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 10 - Commitments and Contingencies to the unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 1, for any required disclosure.
Item 1A. Risk Factors
We describe certain factors that may affect our business or operations under "Risk Factors" in Part I, Item 1A, of our 2022 Annual Report on Form 10-K, as modified by the following. Certain paragraphs in Risk Factors numbers 8, 19, and 21 are amended and restated, and Risk Factor number 24 is added.
* * *
8. Our information technology and communication systems may fail or suffer a security breach.
We may lose access to or use of our information technology (IT) systems to accurately perform necessary business functions such as issuing new policies, providing customer support, maintaining existing policies, paying claims, managing our investment portfolios, and producing financial statements. Our efforts, policies, and processes to avoid or mitigate systems failures, fraud, cyberattacks, processing errors, and regulatory breaches may fail or prove inadequate. Our disclosure obligations or regulatory requirements related to cybersecurity could make us more vulnerable to such events.
* * *
19. Laws, regulations, accounting, and benchmarking standards may change.
Any of the myriad of insurance statutes and regulations in the various states in which our life insurance subsidiaries transact business, including those related to insurance holding companies, may change at any time with or without warning. Laws affecting our investments or how much capital we must retain, such as insurance rules on admitted assets, rules on enforcing mortgage rights, or others, may change. Accounting standards such as those issued by the FASB, statutory accounting standards, or others may change. For example, the Long Duration Technical Improvements initiative may affect the book value of our assets and have other effects on our financial condition or results. Changes to interest rate benchmarking standards, such as LIBOR's replacements, may change, evolve, or be replaced. U.S. federal laws and rules, such as those related to securities or ERISA, may also change. In addition, those with authority or influence may change their interpretation of such laws or accounting standards, or may disagree with our interpretation of them. We may be unable to adapt to any such changes or disagreements in a timely or effective manner. Tax law changes may also harm us. For example, changes to tax rules or securities regulation on stock repurchases may inhibit our return of capital to shareholders. In addition, should individual income tax rates decrease, some of the income tax advantages of our products would likewise decrease. Moreover, tax law may change or eliminate any of the income tax advantages of our products. Further, changes to the basis of U.S. income taxation (e.g., taxation of unearned gains), corporate tax rates, capital gains tax rates, and other changes, may affect us.
* * *
21. Climate changes, or responses to it, may affect us.
Climate change may increase the frequency and severity of near- or long-term weather-related disasters, public health incidents, and pandemics, and their effects may increase over time. Climate change regulation may harm the value of investments we hold or harm our counterparties, including reinsurers. Our regulators may also increasingly focus their examinations on climate-related risks. Augmented climate-related disclosure requirements, include those related to GAAP or other financial statements or corporate governance, may increase our costs or absorb director or management attention.
* * *

24. Certain of our shareholder relationships may continue to be strained, and we may be subject to opportunistic or coercive takeover proposals that may not enhance value for all shareholders and stakeholders.
Brookfield Reinsurance, a large shareholder of ours, has become our competitor through its insurance acquisitions and developments in its publicly-described strategies. As a result, Brookfield Reinsurance has become increasingly and publicly hostile toward our strategy. Regardless of any legal duties otherwise, Brookfield Reinsurance may harm our regulatory, business, or shareholder relationships through its efforts to frustrate our strategic progress and execution. Brookfield Reinsurance may also threaten our reinsurance relationships or use purported rights under its Investment Agreement with us, or as a shareholder, to adversely affect our corporate governance or to distract our Board of Directors or management. Further, this activity may cause opportunistic or coercive behavior on the part of private equity or other firms to compel our takeover on terms not to the advantage of all of our shareholders or stakeholders. This may result in stock price volatility and, despite management’s best efforts, a change in our control that may not protect policyholders or serve to maximize long-term shareholder or stakeholder value.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Securities
The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Program
	(shares)	(dollars)	(shares)	(dollars in thousands)
January 1, 2023 - January 31, 2023	—	$—	—	$569,018
February 1, 2023 - February 28, 2023	441,625	$41.12	441,625	$550,858
March 1, 2023 - March 31, 2023	6,826,239	$34.43	6,826,239	$275,825
Total	7,267,864		7,267,864
(a)On November 19, 2021, the Company's Board of Directors authorized the repurchase of an additional $500 million of Company common stock. On November 11, 2022, the Company's Board of Directors authorized the repurchase of an additional $400 million of Company common stock. On March 17, 2023, the Company entered into an accelerated share repurchase (ASR) agreement to repurchases an aggregate of $200 million of Company common stock. As of March 31, 2023, 4.8 million shares were delivered under this agreement. The remaining shares repurchased during the three months ended March 31, 2023 were repurchased in open market transactions.
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

Exhibit Number	Description
10.1*	Separation Agreement between American Equity Investment Life Holding Company and American Equity Investment Life Insurance Company and Phyllis Zanghi – Second Execution executed March 10, 2023
10.2*	Amendment to Phyllis Zanghi Separation Agreement, dated February 24, 2023
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	The cover page from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023 formatted in iXBRL and contained in Exhibit 101.

*Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2023	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ Dewayne Lummus
Dewayne Lummus
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)