Form 10-Q
period 2023-06-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2023-08-09
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2023, there were 78,298,297 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

(Unaudited)

	June 30, 2023	December 31, 2022 (a)
Assets
Investments:
Fixed maturity securities, available for sale, at fair value (amortized cost of $43,323,015 as of 2023 and $44,866,019 as of 2022; allowance for credit losses of $4,146 as of 2023 and $3,347 as of 2022)	$38,680,457	$39,804,617
Mortgage loans on real estate (net of allowance for credit losses of $40,395 as of 2023 and $36,972 as of 2022)	7,373,609	6,949,027
Real estate investments related to consolidated variable interest entities	1,270,213	1,056,063
Limited partnerships and limited liability companies (2023 and 2022 include $1,069,965 and $684,834 related to consolidated variable interest entities)	1,649,959	1,266,779
Derivative instruments	1,131,597	431,727
Other investments	1,412,939	1,817,085
Total investments	51,518,774	51,325,298

Cash and cash equivalents (2023 and 2022 include $44,919 and $27,235 related to consolidated variable interest entities)	5,000,657	1,919,669
Coinsurance deposits (net of allowance for credit losses of $3,392 as of 2023 and $8,737 as of 2022)	14,247,284	13,254,956
Market risk benefits	234,470	229,871
Accrued investment income (2023 and 2022 include $3,745 and $3,444 related to consolidated variable interest entities)	488,396	497,851
Deferred policy acquisition costs	2,842,615	2,773,643
Deferred sales inducements	2,134,254	2,045,683
Deferred income taxes	293,466	438,434
Income taxes recoverable	55,678	55,498
Other assets (2023 and 2022 include $19,726 and $10,690 related to consolidated variable interest entities)	829,831	642,696
Total assets	$77,645,425	$73,183,599

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

(Unaudited)

	June 30, 2023	December 31, 2022 (a)
Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$59,856,677	$58,781,836
Market risk benefits	2,673,272	2,455,492
Other policy funds and contract claims	202,251	512,790
Notes and loan payable	788,754	792,073
Subordinated debentures	78,927	78,753
Funds withheld for reinsurance liabilities	7,565,295	6,577,426
Other liabilities (2023 and 2022 include $94,705 and $78,644 related to consolidated variable interest entities)	3,885,208	1,614,479
Total liabilities	75,050,384	70,812,849

Stockholders' equity:
Preferred stock, Series A; par value $1 per share; $400,000 aggregate liquidation preference; 20,000 shares authorized; issued and outstanding: 2023 and 2022 - 16,000 shares	16	16
Preferred stock, Series B; par value $1 per share; $300,000 aggregate liquidation preference; 12,000 shares authorized; issued and outstanding: 2023 and 2022 - 12,000 shares	12	12
Common stock; par value $1 per share; 200,000,000 shares authorized; issued and outstanding: 2023 - 78,047,941 shares (excluding 31,713,969 treasury shares); 2022 - 84,810,255 shares (excluding 24,590,353 treasury shares)	78,048	84,810
Additional paid-in capital	1,055,963	1,325,316
Accumulated other comprehensive loss	(3,425,248)	(3,746,230)
Retained earnings	4,863,124	4,685,593
Total stockholders' equity attributable to American Equity Investment Life Holding Company	2,571,915	2,349,517
Noncontrolling interests	23,126	21,233
Total stockholders' equity	2,595,041	2,370,750
Total liabilities and stockholders' equity	$77,645,425	$73,183,599
(a)Certain prior period amounts have been recast. See Note 1 - Significant Accounting Policies for more information.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (a)	2023	2022 (a)
Revenues:
Premiums and other considerations	$2,516	$3,831	$6,653	$13,909
Annuity product charges	71,642	55,514	134,233	107,869
Net investment income	542,685	592,308	1,104,008	1,159,731
Change in fair value of derivatives	242,739	(506,181)	288,629	(983,700)
Net realized losses on investments	(24,679)	(33,272)	(52,466)	(46,399)
Other revenue	16,736	9,408	33,130	18,225
Total revenues	851,639	121,608	1,514,187	269,635

Benefits and expenses:
Insurance policy benefits and change in future policy benefits (remeasurement gains (losses) of future policy benefit reserves of $997 and $138 for three months ended and $1,351 and $775 for six months ended June 30, 2023 and 2022, respectively)	5,125	6,998	12,333	20,613
Interest sensitive and index product benefits	122,387	140,346	180,298	428,263
Market risk benefits (gains) losses	(144,124)	(299,278)	39,570	(107,385)
Amortization of deferred sales inducements	46,951	44,696	93,552	89,781
Change in fair value of embedded derivatives	213,764	(885,984)	618,204	(2,279,633)
Interest expense on notes and loan payable	11,227	6,461	22,245	12,886
Interest expense on subordinated debentures	1,338	1,346	2,674	2,663
Amortization of deferred policy acquisition costs	68,476	72,485	136,711	145,454
Other operating costs and expenses	75,697	59,872	149,701	117,667
Total benefits and expenses	400,841	(853,058)	1,255,288	(1,569,691)
Income before income taxes	450,798	974,666	258,899	1,839,326
Income tax expense	95,652	211,377	59,644	396,572
Net income	355,146	763,289	199,255	1,442,754
Less: Net loss available to noncontrolling interests	(217)	(4)	(114)	(4)
Net income available to American Equity Investment Life Holding Company stockholders	355,363	763,293	199,369	1,442,758
Less: Preferred stock dividends	10,919	10,919	21,838	21,838
Net income available to American Equity Investment Life Holding Company common stockholders	$344,444	$752,374	$177,531	$1,420,920

Earnings per common share	$4.43	$8.13	$2.20	$15.01
Earnings per common share - assuming dilution	$4.36	$8.06	$2.17	$14.86

Weighted average common shares outstanding (in thousands):
Earnings per common share	77,767	92,544	80,576	94,693
Earnings per common share - assuming dilution	78,928	93,375	81,824	95,652
(a)Certain prior period amounts have been recast. See Note 1 - Significant Accounting Policies for more information.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (a)	2023	2022 (a)
Net income	$355,146	$763,289	$199,255	$1,442,754
Other comprehensive income (loss):
Change in net unrealized investment gains/losses	(421,329)	(3,419,845)	430,402	(7,435,675)
Change in current discount rate for liability for future policy benefits	5,342	23,683	551	56,681
Change in instrument-specific credit risk for market risk benefits	(98,909)	55,065	(28,904)	535,475
Reclassification of unrealized investment gains/losses to net income	22,721	(23,546)	4,258	(22,087)
Other comprehensive income (loss) before income tax	(492,175)	(3,364,643)	406,307	(6,865,606)
Income tax effect related to other comprehensive income (loss)	103,356	706,559	(85,325)	1,441,465
Other comprehensive income (loss)	(388,819)	(2,658,084)	320,982	(5,424,141)
Comprehensive income (loss)	$(33,673)	$(1,894,795)	$520,237	$(3,981,387)
(a)Certain prior period amounts have been recast. See Note 1 - Significant Accounting Policies for more information.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the three months ended June 30, 2023
Balance at March 31, 2023	$28	$77,753	$1,045,453	$(3,036,429)	$4,518,680	$23,324	$2,628,809
Net income (loss) for period	—	—	—	—	355,363	(217)	355,146
Other comprehensive loss	—	—	—	(388,819)	—	—	(388,819)
Share-based compensation	—	—	10,973	—	—	—	10,973
Issuance of common stock	—	295	2,469	—	—	—	2,764
Treasury stock acquired, common	—	—	(2,932)	—	—	—	(2,932)
Dividends on preferred stock	—	—	—	—	(10,919)	—	(10,919)
Contributions from noncontrolling interests	—	—	—	—	—	19	19
Balance at June 30, 2023	$28	$78,048	$1,055,963	$(3,425,248)	$4,863,124	$23,126	$2,595,041

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the three months ended June 30, 2022 (a)
Balance at March 31, 2022	$28	$95,020	$1,689,606	$426,490	$3,507,800	$1,084	$5,720,028
Net income (loss) for period	—	—	—	—	763,293	(4)	763,289
Other comprehensive loss	—	—	—	(2,658,084)	—	—	(2,658,084)
Share-based compensation	—	—	824	—	—	—	824
Issuance of common stock	—	94	1,210	—	—	—	1,304
Treasury stock acquired, common	—	(4,945)	(184,039)	—	—	—	(188,984)
Dividends on preferred stock	—	—	—	—	(10,919)	—	(10,919)
Contributions from noncontrolling interests	—	—	—	—	—	89	89
Balance at June 30, 2022	$28	$90,169	$1,507,601	$(2,231,594)	$4,260,174	$1,169	$3,627,547

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the six months ended June 30, 2023
Balance at December 31, 2022	$28	$84,810	$1,325,316	$(3,746,230)	$4,685,593	$21,233	$2,370,750
Net income (loss) for period	—	—	—	—	199,369	(114)	199,255
Other comprehensive income	—	—	—	320,982	—	—	320,982
Share-based compensation	—	—	20,877	—	—	—	20,877
Issuance of common stock	—	506	(1,373)	—	—	—	(867)
Treasury stock acquired, common	—	(7,268)	(288,857)	—	—	—	(296,125)
Dividends on preferred stock	—	—	—	—	(21,838)	—	(21,838)
Contributions from noncontrolling interests	—	—	—	—	—	2,007	2,007
Balance at June 30, 2023	$28	$78,048	$1,055,963	$(3,425,248)	$4,863,124	$23,126	$2,595,041

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the six months ended June 30, 2022 (a)
Balance at December 31, 2021	$28	$92,514	$1,614,374	$3,192,547	$2,839,254	$—	$7,738,717
Net income (loss) for period	—	—	—	—	1,442,758	(4)	1,442,754
Other comprehensive loss	—	—	—	(5,424,141)	—	—	(5,424,141)
Share-based compensation	—	—	6,420	—	—	—	6,420
Issuance of common stock	—	7,052	245,790	—	—	—	252,842
Treasury stock acquired, common	—	(9,397)	(358,983)	—	—	—	(368,380)
Dividends on preferred stock	—	—	—	—	(21,838)	—	(21,838)
Contributions from noncontrolling interests	—	—	—	—	—	1,173	1,173
Balance at June 30, 2022	$28	$90,169	$1,507,601	$(2,231,594)	$4,260,174	$1,169	$3,627,547
(a)Certain prior period amounts have been recast. See Note 1 - Significant Accounting Policies for more information.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022 (a)
Operating activities
Net income	$199,255	$1,442,754
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	180,298	428,263
Amortization of deferred sales inducements	93,552	89,781
Annuity product charges	(134,233)	(107,869)
Change in fair value of embedded derivatives	618,204	(2,279,633)
Change in traditional life and accident and health insurance reserves	(8,664)	(57,896)
Policy acquisition costs deferred	(205,683)	(105,290)
Amortization of deferred policy acquisition costs	136,711	145,454
Provision for depreciation and other amortization	3,921	10,264
Amortization of discounts and premiums on investments	31,785	(4,711)
Realized gains/losses on investments	52,466	46,399
Distributions from equity method investments	40,845	2,204
Change in fair value of derivatives	(288,629)	983,700
Deferred income taxes	59,643	381,964
Share-based compensation	20,877	6,420
Change in accrued investment income	9,455	(47,442)
Change in income taxes recoverable/payable	(180)	31,345
Change in other assets	(204,847)	(29,655)
Change in other policy funds and contract claims	(313,591)	293,303
Change in market risk benefits, net	36,864	(116,966)
Change in collateral held for derivatives	619,829	(1,051,808)
Change in funds withheld from reinsurers	943,237	213,493
Change in other liabilities	1,364,474	78,642
Other	(8,098)	(40,346)
Net cash provided by operating activities	3,247,491	312,370

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities, available for sale	5,105,068	3,456,943
Mortgage loans on real estate	556,786	1,082,235
Real estate investments sold	1,842	—
Derivative instruments	124,339	373,481
Other investments	969,525	354,056
Acquisitions of investments:
Fixed maturity securities, available for sale	(3,175,094)	(4,883,166)
Mortgage loans on real estate	(1,091,795)	(1,664,966)
Real estate investments acquired	(231,575)	(361,820)
Derivative instruments	(472,354)	(393,783)
Other investments	(1,191,870)	(589,861)
Purchases of property, furniture and equipment	(13,567)	(8,327)
Net cash provided by (used in) investing activities	581,305	(2,635,208)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022 (a)
Financing activities
Receipts credited to annuity policyholder account balances	$3,371,142	$1,666,306
Coinsurance deposits	(512,172)	45,108
Return of annuity policyholder account balances	(3,249,645)	(2,449,267)
Repayment of loan payable	(3,749)	—
Acquisition of treasury stock	(296,125)	(368,380)
Proceeds from issuance of common stock, net	(867)	252,842
Change in checks in excess of cash balance	(34,554)	(23,690)
Dividends paid on preferred stock	(21,838)	(21,838)
Net cash used in financing activities	(747,808)	(898,919)
Increase (decrease) in cash and cash equivalents	3,080,988	(3,221,757)
Cash and cash equivalents at beginning of period	1,919,669	4,508,982
Cash and cash equivalents at end of period	$5,000,657	$1,287,225

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$18,026	$1,250
Income taxes	1,899	—
Income tax refunds received	53	—

Non-cash operating activity:
Deferral of sales inducements	182,123	23,446
(a)Certain prior period amounts have been recast. See Note 1 - Significant Accounting Policies for more information.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company ("we", "us", "our" or the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include variable interest entities (“VIE”) in which we are the primary beneficiary. All of the adjustments in the consolidated financial statements are normal recurring items which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and six month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for any other period, including for the year ended December 31, 2023. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires management estimates and assumptions using subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Our actual results could differ from these estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

Liability for Future Policy Benefits for Payout Annuity With Life Contingency
(Dollars in thousands)
Pre-adoption 1/1/2021 balance	$337,467
Adjustment to opening retained earnings for expected future policy benefits	2,566
Adjustment for the effect of remeasurement of liability at current single A rate	68,717
Post adoption 1/1/2021 balance	$408,750

Market Risk Benefit Liability
(Dollars in thousands)
Pre-adoption 1/1/2021 carrying amount for features now classified as MRBs	$2,547,231
Adjustment for the removal of shadow adjustments	(584,636)
Adjustment for the cumulative effect of the changes in the instrument-specific credit risk between the original contract issuance date and the transition date	229,108
Adjustment for the remaining difference between previous carrying amount and fair value measurement for the MRB, exclusive of the instrument specific credit risk	33,781
Post adoption 1/1/2021 MRB balance	$2,225,484

Ceded Market Risk Benefit (a)
(Dollars in thousands)
Pre-adoption 1/1/2021 carrying amount for features now classified as MRBs	$62,108
Adjustment for the difference between previous carrying amount and fair value measurement for the MRB, exclusive of the instrument specific credit risk	27,230
Post adoption 1/1/2021 ceded MRB balance	$89,338
(a)The ceded market risk benefit is recognized in coinsurance deposits on the Consolidated Balance Sheets.

Deferred Policy Acquisition Costs
Fixed Index Annuities and Fixed Rate Annuities
(Dollars in thousands)
Pre-adoption 1/1/2021 balance	$2,225,199
Adjustments for the removal of shadow adjustments	1,183,306
Post adoption 1/1/2021 balance	$3,408,505

Deferred Sales Inducements
Fixed Index Annuities and Fixed Rate Annuities
(Dollars in thousands)
Pre-adoption 1/1/2021 balance	$1,448,375
Adjustments for the removal of shadow adjustments	768,310
Post adoption 1/1/2021 balance	$2,216,685
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
Market Risk Benefits Accounting Policy
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
MRBs are measured at fair value, at the individual contract level, and can be either an asset or a liability. Contracts which contain more than one MRB feature are combined into one single MRB. The fair value is calculated using stochastic models that include a risk margin and incorporate a spread for our instrument specific credit risk. At contract inception, attributed fees are calculated based on the present value of the fees and assessments collectible from the policyholder relative to the present value of expected benefits paid attributable to the MRB. The attributed fees remain static over the life of the MRB and is used to calculate the fair value of the MRB using a risk neutral valuation method. The attributed fees cannot be negative and cannot exceed the total explicit fees collectible from the policyholder.

The MRB assets and liabilities are presented separately on the Consolidated Balance Sheets. The ceded MRB assets are presented in coinsurance deposits on the Consolidated Balance Sheets. Changes in fair value of the MRB are recognized in market risk benefits (gains) losses on the Consolidated Statements of Operations each period with the exception of the portion of the change in fair value related to a changes in our nonperformance risk, which is recognized in other comprehensive income (OCI). See Note 8 - Policyholder Liabilities for more information on MRBs.
Deferred Policy Acquisition Costs (DAC) and Deferred Sales Inducements (DSI) Accounting Policy
The Company incurs costs in connection with acquiring new and renewal business. The portion of these costs which are incremental and direct to the acquisition of a new or renewal policy are deferred as they are incurred. DAC and DSI are amortized on a constant level basis over the expected term of the contracts based on projected policy counts. Contracts are grouped consistent with the grouping used in the estimating of the liability. The assumptions used in the calculation of DAC and DSI include full surrenders, partial withdrawals, mortality, utilization and reset assumptions associated with lifetime income benefit riders, and the option budget assumption. If the actual experience is different from our expectations, the amortization pattern is adjusted prospectively. See Note 7 - Deferred Policy Acquisition Costs and Deferred Sales Inducements for more information on DAC and DSI.
Liability for Future Policy Benefits Accounting Policy
A liability for future policy benefits is recorded for our traditional limited-payment insurance contracts and is generally equal to the present value of expected future policy benefit payments. The present value calculation uses assumptions for mortality, morbidity, termination, and expense. The contracts are grouped into cohorts based on issue year and product type.
The liability for future policy benefits is discounted using an upper-medium grade fixed-income instrument yield that reflects the duration characteristics of the liabilities and maximizes the use of observable data. The discount rate is updated each reporting period and any changes in the liability resulting from changes in the upper medium grade fixed income instrument yield are recognized in AOCI. Any changes to the liability as a result of assumption changes will be recognized as remeasurement gains (losses) in insurance policy benefits and change in future policy benefits in the Consolidated Statement of Operations. See Note 8 - Policyholder Liabilities for more information on the liability for future policy benefits.
ASU 2018-12 also requires disaggregated roll forwards for the liability for future policy benefits, MRBs, DAC and DSI. We disaggregated the roll forwards by product type consistent with how we internally view our business.

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities, available for sale	$38,680,457	$38,680,457	$39,804,617	$39,804,617
Mortgage loans on real estate	7,373,609	6,900,291	6,949,027	6,502,463
Real estate investments	1,158,772	1,158,772	1,056,063	1,056,063
Limited partnerships and limited liability companies	1,069,965	1,069,965	684,835	684,835
Derivative instruments	1,131,597	1,131,597	431,727	431,727
Other investments	1,412,939	1,412,939	1,817,085	1,817,085
Cash and cash equivalents	5,000,657	5,000,657	1,919,669	1,919,669
Coinsurance deposits	14,247,284	13,362,371	13,254,956	12,640,797
Market risk benefits	234,470	234,470	229,871	229,871

Liabilities
Policy benefit reserves	59,503,416	55,933,419	58,419,911	55,572,896
Market risk benefits	2,673,272	2,673,272	2,455,492	2,455,492
Single premium immediate annuity (SPIA) benefit reserves	201,539	210,273	212,119	221,130
Other policy funds - FHLB	—	—	300,000	300,000
Notes and loan payable	788,754	774,860	792,073	774,220
Subordinated debentures	78,927	88,388	78,753	87,293
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
Transfers of securities among the levels occur at times and depend on the type of inputs used to determine fair value of each security. We record transfers between levels as of the beginning of the reporting period.

Our assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are presented below based on the fair value hierarchy levels:

	Total Fair Value	NAV	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2023
Assets
Fixed maturity securities, available for sale:
U.S. Government and agencies	$175,462	$—	$29,718	$145,744	$—
States, municipalities and territories	3,261,359	—	—	3,132,056	129,303
Foreign corporate securities and foreign governments	573,917	—	—	573,917	—
Corporate securities	22,069,209	—	—	21,818,072	251,137
Residential mortgage backed securities	1,473,297	—	—	1,473,297	—
Commercial mortgage backed securities	3,553,618	—	—	3,553,618	—
Other asset backed securities	7,573,595	—	—	6,830,671	742,924
Other investments	932,242	—	376,022	532,976	23,244
Real estate investments	1,158,772	—	—	—	1,158,772
Limited partnerships and limited liability companies	1,069,965	918,925	—	—	151,040
Derivative instruments	1,131,597	—	—	1,131,597	—
Cash and cash equivalents	5,000,657	—	5,000,657	—	—
Market risk benefits (a)	234,470	—	—	—	234,470
	$48,208,160	$918,925	$5,406,397	$39,191,948	$2,690,890
Liabilities
Funds withheld liability - embedded derivative	$(397,234)	$—	$—	$—	$(397,234)
Fixed index annuities - embedded derivatives	5,014,697	—	—	—	5,014,697
Market risk benefits (a)	2,673,272	—	—	—	2,673,272
	$7,290,735	$—	$—	$—	$7,290,735

December 31, 2022
Assets
Fixed maturity securities, available for sale:
U.S. Government and agencies	$169,071	$—	$26,184	$142,887	$—
States, municipalities and territories	3,822,982	—	—	3,822,982	—
Foreign corporate securities and foreign governments	676,852	—	—	676,852	—
Corporate securities	24,161,921	—	—	23,759,573	402,348
Residential mortgage backed securities	1,377,611	—	—	1,377,611	—
Commercial mortgage backed securities	3,687,478	—	—	3,687,478	—
Other asset backed securities	5,908,702	—	—	5,465,784	442,918
Other investments	1,013,297	—	398,280	615,017	—
Real estate investments	940,559	—	—	—	940,559
Limited partnerships and limited liability companies	684,835	620,626	—	—	64,209
Derivative instruments	431,727	—	—	431,727	—
Cash and cash equivalents	1,919,669	—	1,919,669	—	—
Market risk benefits (a)	229,871	—	—	—	229,871
	$45,024,575	$620,626	$2,344,133	$39,979,911	$2,079,905
Liabilities
Funds withheld liability - embedded derivative	$(441,864)	$—	$—	$—	$(441,864)
Fixed index annuities - embedded derivatives	4,820,845	—	—	—	4,820,845
Market risk benefits (a)	2,455,492	—	—	—	2,455,492
	$6,834,473	$—	$—	$—	$6,834,473
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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparison of the prices to a secondary pricing source, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of June 30, 2023 and December 31, 2022.
Fixed maturity security valuations that include at least one significant unobservable input are reflected in Level 3 in the fair value hierarchy and can include fixed maturity securities across all asset classes. Quantitative information about the significant unobservable inputs used are provided below for fixed maturity securities that were either valued internally or were valued by a third party and the inputs were reasonably available. The fair value of corporate securities that utilized at least one significant unobservable input was $85.7 million and $84.7 million as of June 30, 2023 and December 31, 2022, respectively. A discounted cash flow methodology was utilized in the valuation, which included an unobservable liquidity premium of 20 basis points being incorporated along with other observable market data. The fair value of other asset backed securities that utilized at least one significant unobservable input was $595.0 million and $296.8 million as of June 30, 2023 and December 31, 2022, respectively. A discounted cash flow methodology was utilized in the valuation, which included unobservable discount rates and weighted average lives being incorporated along with other observable market data. At June 30, 2023, the discount rates used in the fair value calculations ranged from 5.50% to 9.99% with a weighted average rate of 6.38%. The weighted average lives used in the fair value calculations ranged from 1.26 years to 12.60 years with a weighted average of 7.59 years. At December 31, 2022, the discount rates used in the fair value calculations ranged from 4.04% to 28.58% with a weighted average rate of 4.36%. The weighted average lives used in the fair value calculations ranged from 8.79 years to 12.48 years with an average of 9.29 years.
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

Real estate investments
The fair values of residential real estate investments held through consolidation of investment company VIEs are initially calculated based on the cost to purchase the properties and subsequently calculated based on a discounted cash flow methodology. Under the discounted cash flow method, net operating income is forecasted assuming a 10-year hold period commencing as of the valuation date. An additional year is forecasted in order to determine the residual sale price at the end of the hold period, using a residual (terminal) capitalization rate. The significant inputs into the fair value calculation under the discounted cash flow method include the residual capitalization rate and discount rate. These inputs are unobservable market data; therefore, fair value of residential real estate investments falls into Level 3 in the fair value hierarchy. As of June 30, 2023, the residual capitalization rates used in the fair value calculations ranged from 4.75% to 6.50% with an average rate of 5.42%. As of December 31, 2022, the residual capitalization rates used in the fair value calculations ranged from 4.75% to 6.50% with an average rate of 5.44%. As of June 30, 2023, the discount rates used in the fair value calculations ranged from 6.00% to 7.88% with an average rate of 6.87%. As of December 31, 2022, the discount rates used in the fair value calculations ranged from 6.00% to 8.00% with an average rate of 6.91%.
Limited partnerships and limited liability companies
Two of our consolidated variable interest entities, which are fair valued on a recurring basis, invest in limited liability companies that invest in operating entities which hold multifamily real estate properties. The fair value of these variable interest entities were $51.0 million and $64.2 million as of June 30, 2023 and December 31, 2022, respectively, and falls within Level 3 of the fair value hierarchy. The fair value of the limited liability companies was obtained from a third party and is based on the fair value of the underlying real estate held by the various operating entities. The real estate is initially calculated based on the cost to purchase the properties and subsequently calculated based on a discounted cash flow methodology. As of June 30, 2023, the residual capitalization rates used in the fair value calculations of the underlying real estate ranged from 4.48% to 4.63% with a weighted average rate of 4.55%. As of December 31, 2022, the residual capitalization rates used in the fair value calculations of the underlying real estate ranged from 4.25% to 4.75% with a weighted average rate of 4.46%. As of June 30, 2023, the discount rates used in the fair value calculations of the underlying real estate ranged from 6.50% to 9.25% with a weighted average rate of 8.03%. As of December 31, 2022, the discount rates used in the fair value calculations of the underlying real estate ranged from 5.75% to 6.00% with a weighted average rate of 5.86%. The fair value of this investment falls within Level 3 of the fair value hierarchy.
During the year, we purchased an investment in an infrastructure limited liability company through a consolidated VIE that is measured at fair value on a recurring basis. There have been no significant changes to inputs since the purchase date, and therefore, the cost to purchase the investment of $100 million approximates fair value as of June 30, 2023, and falls within Level 3 of the fair value hierarchy.
Each of our consolidated limited partnership funds, which are measured using NAV as a practical expedient, are closed-end funds that invest in infrastructure credit assets and tech-centric middle-market loans, respectively. Redemptions are not allowed until the funds’ termination dates and liquidations begin. As of June 30, 2023 and December 31, 2022, our unfunded commitments for our consolidated limited partnership funds were $605.8 million and $926.3 million, respectively.
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
Other investments
Certain financial instruments included in other investments are measured at fair value on a recurring basis. The fair value for these investments are determined using the same methods discussed above for fixed maturity securities. The fair value of other investments that utilized at least one significant unobservable input was $23.2 million and $0 as of June 30, 2023 and December 31, 2022, respectively and are included in Level 3 of the fair value hierarchy. For these other investments, a discounted cash flow methodology was utilized in the valuation, which included unobservable discount rates and weighted average lives being incorporated along with other observable market data. At June 30, 2023, the discount rate used in the fair value calculation was 25.0% and the weighted average lives ranged from 11.50 years to 12.41 years with a weighted average of 11.98 years.

Financial instruments included in other investments that are not measured at fair value on a recurring basis are FHLB common stock, short-term loans, collateral loans and company owned life insurance ("COLI"). FHLB common stock is carried at cost which approximates fair value. FHLB common stock was $10.0 million and $22.0 million as of June 30, 2023 and December 31, 2022, respectively, and falls within Level 2 of the fair value hierarchy. Due to the short-term nature of the investments, the fair value of a portion of our short-term loans approximates the carrying value. We had no short-term loans as of June 30, 2023. The fair value of short-term loans was $316.4 million as of December 31, 2022. Our short-term loans fall within Level 2 of the fair value hierarchy. For our collateral loans, we have concluded the carrying value approximates fair value and falls within Level 2 of the fair value hierarchy. The fair value of collateral loans was $64.6 million as of June 30, 2023 and December 31, 2022. The fair value of our COLI approximates the cash surrender value of the policies and falls within Level 2 of the fair value hierarchy. The fair value of COLI was $401.8 million and $397.7 million as of June 30, 2023 and December 31, 2022, respectively.
Cash and cash equivalents
Amounts reported in the consolidated balance sheets for these instruments are reported at their historical cost which approximates fair value due to the nature of the assets assigned to this category.
Policy benefit reserves, coinsurance deposits and SPIA benefit reserves
The fair values of the liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities), are stated at the cost we would incur to extinguish the liability (i.e., the cash surrender value) as these contracts are generally issued without an annuitization date. The coinsurance deposits related to the annuity benefit reserves have fair values determined in a similar fashion. For period-certain annuity benefit contracts, the fair value is determined by discounting the benefits at the interest rates currently in effect for newly issued immediate annuity contracts. We are not required to and have not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value. Policy benefit reserves, coinsurance deposits and SPIA benefit reserves without life contingencies are not measured at fair value on a recurring basis. SPIA benefit reserves without life contingencies are recognized in other policy funds and contract claims on the Consoldiated Balance Sheets. All of the fair values presented within these categories fall within Level 3 of the fair value hierarchy as most of the inputs are unobservable market data.
Other policy funds - FHLB
The fair values of the Company's funding agreements with the FHLB are estimated using discounted cash flow calculations based on interest rates currently being offered for similar agreements with similar maturities.
Notes and loan payable
The fair value of our senior unsecured notes is based upon quoted market prices. The carrying value of the term loan approximates fair value as the interest rate is reset on a quarterly basis utilizing SOFR adjusted for a credit spread. Both of these are categorized as Level 2 within the fair value hierarchy, and are not remeasured at fair value on a recurring basis.
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

Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse, partial withdrawal and mortality rates. As of both June 30, 2023 and December 31, 2022, we utilized an estimate of 2.40% for the expected cost of annual call options, which is based on estimated long-term account value growth and a historical review of our actual option costs.
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

	Average Lapse Rates		Average Partial Withdrawal Rates
Contract Duration (Years)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
1 - 5	2.07%	2.17%	1.87%	1.86%
6 - 10	3.38%	3.28%	1.95%	1.97%
11 - 15	3.58%	3.63%	1.81%	1.86%
16 - 20	10.44%	8.55%	2.89%	2.96%
20+	4.92%	4.90%	1.82%	1.81%
Lapse rates are generally expected to increase as surrender charge percentages decrease for policies without a lifetime income benefit rider. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.
The following table provides a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Fixed maturity securities, available for sale - States, municipalities and territories
Beginning balance	$97,659	$—	$—	$—
Purchases and sales, net	—	—	—	—
Transfers in	11,164	77,726	108,823	77,726
Transfers out	—	—	—	—
Total realized/unrealized gains (losses)
Included in net income	—	—	—	—
Included in other comprehensive income (loss)	20,480	—	20,480	—
Ending balance	$129,303	$77,726	$129,303	$77,726

Fixed maturity securities, available for sale - Corporate securities
Beginning balance	$375,297	$—	$402,348	$—
Purchases and sales, net	—	—	(26,278)	—
Transfers in	49,326	—	49,673	—
Transfers out	(172,174)	—	(172,174)	—
Total realized/unrealized gains (losses):
Included in net income	—	—	—	—
Included in other comprehensive income (loss)	(1,312)	—	(2,432)	—
Ending balance	$251,137	$—	$251,137	$—

Fixed maturity securities, available for sale - Other asset backed securities
Beginning balance	$808,228	$—	$442,918	$—
Purchases and sales, net	—	—	227,032	—
Transfers in	—	64,550	130,502	64,550
Transfers out	(20,817)	—	(20,817)	—
Total realized/unrealized gains (losses):
Included in net income	—	—	—	—
Included in other comprehensive income (loss)	(44,487)	—	(36,711)	—
Ending balance	$742,924	$64,550	$742,924	$64,550

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Other investments
Beginning balance	$—	$3,867	$—	$6,349
Transfers in	9,821	—	9,821	—
Transfers out	—	(3,867)	—	(3,867)
Total realized/unrealized gains (losses):
Included in net income	—	—	—	(2,482)
Included in other comprehensive income (loss)	13,423	—	13,423	—
Ending balance	$23,244	$—	$23,244	$—

Real estate investments
Beginning balance	$1,053,631	$510,188	$940,559	$337,939
Purchases and sales, net	108,825	135,478	229,733	303,566
Change in fair value	(3,684)	26,809	(11,520)	30,970
Ending balance	$1,158,772	$672,475	$1,158,772	$672,475

Limited partnerships and limited liability companies
Beginning balance	$164,327	$—	$64,209	$—
Purchases and sales, net	3,339	—	97,476	—
Change in fair value	(16,626)	—	(10,645)	—
Ending balance	$151,040	$—	$151,040	$—

Funds withheld liability - embedded derivative
Beginning balance	$(377,484)	$—	$(441,864)	$—
Transfers in	—	—	—	—
Change in fair value	(19,750)	—	44,630	—
Ending balance	$(397,234)	$—	$(397,234)	$—

Fixed index annuities - embedded derivatives
Beginning balance	$4,905,133	$6,770,915	$4,820,845	$7,964,961
Premiums less benefits	(32,309)	(50,594)	(153,490)	63,483
Change in fair value, net	141,873	(884,009)	347,342	(2,192,132)
Ending balance	$5,014,697	$5,836,312	$5,014,697	$5,836,312
Transfers into and out of Level 3 during the three and six months ended June 30, 2023 and 2022 were primarily the result of changes in observable pricing information.
The fair value of our fixed index annuities embedded derivatives is net of coinsurance ceded of $1,195.9 million and $1,173.4 million as of June 30, 2023 and December 31, 2022, respectively. Change in fair value, net for each period in our embedded derivatives is included in Change in fair value of embedded derivatives in the Consolidated Statements of Operations.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at June 30, 2023, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $347.7 million recorded through operations as a decrease in the change in fair value of embedded derivatives. A decrease by 100 basis points in the discount rates used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $400.2 million recorded through operations as an increase in the change in fair value of embedded derivatives.

3. Investments
At June 30, 2023 and December 31, 2022, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (2)	Allowance for Credit Losses	Fair Value
	(Dollars in thousands)
June 30, 2023
Fixed maturity securities, available for sale:
U.S. Government and agencies	$179,087	$66	$(3,691)	$—	$175,462
States, municipalities and territories	3,706,837	25,316	(470,794)	—	3,261,359
Foreign corporate securities and foreign governments	649,101	3,491	(78,675)	—	573,917
Corporate securities	25,268,072	123,687	(3,319,418)	(3,132)	22,069,209
Residential mortgage backed securities	1,593,824	7,650	(128,110)	(67)	1,473,297
Commercial mortgage backed securities	4,041,901	609	(488,892)	—	3,553,618
Other asset backed securities	7,884,193	13,330	(322,981)	(947)	7,573,595
	$43,323,015	$174,149	$(4,812,561)	$(4,146)	$38,680,457

December 31, 2022
Fixed maturity securities, available for sale:
U.S. Government and agencies	$173,638	$70	$(4,637)	$—	$169,071
States, municipalities and territories	4,356,251	41,565	(574,834)	—	3,822,982
Foreign corporate securities and foreign governments	748,770	11,661	(83,579)	—	676,852
Corporate securities	27,706,440	146,065	(3,687,370)	(3,214)	24,161,921
Residential mortgage backed securities	1,492,242	11,870	(126,368)	(133)	1,377,611
Commercial mortgage backed securities	4,098,755	493	(411,770)	—	3,687,478
Other asset backed securities	6,289,923	14,068	(395,289)	—	5,908,702
	$44,866,019	$225,792	$(5,283,847)	$(3,347)	$39,804,617
(1)Amortized cost excludes accrued interest receivable of $416.5 million and $425.4 million as of June 30, 2023 and December 31, 2022, respectively.
(2)Gross unrealized losses are net of allowance for credit losses.
The amortized cost and fair value of fixed maturity securities at June 30, 2023, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$681,287	$668,827
Due after one year through five years	6,111,532	5,857,320
Due after five years through ten years	5,588,456	5,069,920
Due after ten years through twenty years	8,060,065	7,137,892
Due after twenty years	9,361,757	7,345,988
	29,803,097	26,079,947
Residential mortgage backed securities	1,593,824	1,473,297
Commercial mortgage backed securities	4,041,901	3,553,618
Other asset backed securities	7,884,193	7,573,595
	$43,323,015	$38,680,457

Net unrealized losses on investments reported as a separate component of stockholders' equity were comprised of the following:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Net unrealized losses on investments	$(4,630,762)	$(5,065,422)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	972,162	1,063,441
Net unrealized losses reported as accumulated other comprehensive loss	$(3,636,066)	$(3,979,447)
The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO’s"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 98% of our fixed maturity portfolio rated investment grade at both June 30, 2023 and December 31, 2022, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	June 30, 2023		December 31, 2022
NAIC Designation	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$26,852,711	$24,130,363	$27,061,903	$24,211,086
2	15,733,173	13,925,216	17,023,157	14,944,131
3	616,104	518,089	595,193	510,392
4	102,614	92,058	109,409	91,495
5	6,765	6,917	61,721	36,738
6	11,648	7,814	14,636	10,775
	$43,323,015	$38,680,457	$44,866,019	$39,804,617

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 4,300 and 4,510 securities, respectively) have been in a continuous unrealized loss position, at June 30, 2023 and December 31, 2022:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(Dollars in thousands)
June 30, 2023
Fixed maturity securities, available for sale:
U.S. Government and agencies	$120,241	$(2,104)	$24,084	$(1,587)	$144,325	$(3,691)
States, municipalities and territories	545,909	(38,329)	2,077,644	(432,465)	2,623,553	(470,794)
Foreign corporate securities and foreign governments	86,734	(4,892)	404,826	(73,783)	491,560	(78,675)
Corporate securities	4,341,434	(232,048)	14,300,847	(3,087,370)	18,642,281	(3,319,418)
Residential mortgage backed securities	845,456	(50,133)	463,440	(77,977)	1,308,896	(128,110)
Commercial mortgage backed securities	573,518	(18,089)	2,888,442	(470,803)	3,461,960	(488,892)
Other asset backed securities	2,010,044	(48,514)	3,641,288	(274,467)	5,651,332	(322,981)
	$8,523,336	$(394,109)	$23,800,571	$(4,418,452)	$32,323,907	$(4,812,561)

December 31, 2022
Fixed maturity securities, available for sale:
U.S. Government and agencies	$160,201	$(4,512)	$908	$(125)	$161,109	$(4,637)
States, municipalities and territories	2,595,122	(537,313)	95,184	(37,521)	2,690,306	(574,834)
Foreign corporate securities and foreign governments	522,826	(76,957)	21,816	(6,622)	544,642	(83,579)
Corporate securities	18,784,181	(3,218,323)	1,411,177	(469,047)	20,195,358	(3,687,370)
Residential mortgage backed securities	992,783	(101,100)	116,388	(25,268)	1,109,171	(126,368)
Commercial mortgage backed securities	2,941,293	(302,513)	651,923	(109,257)	3,593,216	(411,770)
Other asset backed securities	2,561,390	(162,821)	1,924,026	(232,468)	4,485,416	(395,289)
	$28,557,796	$(4,403,539)	$4,221,422	$(880,308)	$32,779,218	$(5,283,847)
(1)Unrealized losses have not been reduced to reflect the allowance for credit losses of $4.1 million and $3.3 million as of June 30, 2023 and December 31, 2022, respectively.
The unrealized losses at June 30, 2023 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at June 30, 2023. Approximately 98% of the unrealized losses on fixed maturity securities shown in the above table for both June 30, 2023 and December 31, 2022 are on securities that are rated investment grade, defined as being the highest two NAIC designations.
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
Changes in net unrealized gains/losses on investments for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Fixed maturity securities available for sale carried at fair value	$(398,608)	$(3,443,391)	$434,660	$(7,457,762)

Adjustment for effect on other balance sheet accounts:
Deferred income tax asset/liability	83,707	723,065	(91,279)	1,565,847
	83,707	723,065	(91,279)	1,565,847
Change in net unrealized gains/losses on investments carried at fair value	$(314,901)	$(2,720,326)	$343,381	$(5,891,915)
Proceeds from sales of available for sale fixed maturity securities for the six months ended June 30, 2023 and 2022 were $3.7 billion and $2.1 billion, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the six months ended June 30, 2023 and 2022 were $1.4 billion and $1.3 billion, respectively.

Net realized losses on investments for the three and six months ended June 30, 2023 and 2022, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$59,056	$507	$85,044	$3,972
Gross realized losses	(36,335)	(24,053)	(80,786)	(26,059)
Net credit loss (provision) release	(46,273)	(5,498)	(47,102)	(12,854)
	(23,552)	(29,044)	(42,844)	(34,941)
Other investments:
Gross realized gains	433	—	2,210	—
Gross realized losses	(4,629)	—	(5,061)	—
	(4,196)	—	(2,851)	—
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	5,231	(3,348)	(3,423)	(8,593)
Recovery of specific allowance	—	229	—	229
Loss on sale of mortgage loans	(2,162)	(1,109)	(3,348)	(3,094)
	3,069	(4,228)	(6,771)	(11,458)
	$(24,679)	$(33,272)	$(52,466)	$(46,399)
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
The following table provides a rollforward of the allowance for credit loss:

	Three Months Ended June 30, 2023
	States, Municipalities and Territories	Corporate Securities	Commercial Mortgage Backed Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$—	$1,914	$—	$133	$—	$2,047
Additions for credit losses not previously recorded	—	—	—	—	947	947
Change in allowance on securities with previous allowance	—	1,218	—	(66)	—	1,152
Reduction for securities sold during the period	—	—	—	—	—	—
Ending balance	$—	$3,132	$—	$67	$947	$4,146

	Three Months Ended June 30, 2022
	States, Municipalities and Territories	Corporate Securities	Commercial Mortgage Backed Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$2,009	$3,825	$—	$743	$—	$6,577
Additions for credit losses not previously recorded	—	—	—	295	—	295
Change in allowance on securities with previous allowance	(175)	(82)	—	—	—	(257)
Reduction for securities sold during the period	—	—	—	(428)	—	(428)
Ending balance	$1,834	$3,743	$—	$610	$—	$6,187

	Six Months Ended June 30, 2023
	States, Municipalities and Territories	Corporate Securities	Commercial Mortgage Backed Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$—	$3,214	$—	$133	$—	$3,347
Additions for credit losses not previously recorded	—	—	—	—	947	947
Change in allowance on securities with previous allowance	—	(82)	—	(66)	—	(148)
Reduction for securities sold during the period	—	—	—	—	—	—
Ending balance	$—	$3,132	$—	$67	$947	$4,146

	Six Months Ended June 30, 2022
	States, Municipalities and Territories	Corporate Securities	Commercial Mortgage Backed Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$2,776	$—	$—	$70	$—	$2,846
Additions for credit losses not previously recorded	—	3,825	—	631	—	4,456
Change in allowance on securities with previous allowance	(942)	(82)	—	337	—	(687)
Reduction for securities sold during the period	—	—	—	(428)	—	(428)
Ending balance	$1,834	$3,743	$—	$610	$—	$6,187
4. Mortgage Loans on Real Estate
Our financing receivables consist of the following three portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our mortgage loan portfolios are summarized in the following table. There were commitments outstanding of $693.0 million at June 30, 2023.

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Commercial mortgage loans:
Principal outstanding	$3,535,506	$3,560,903
Deferred fees and costs, net	(4,316)	(6,345)
Unamortized discounts and premiums, net	(1,821)	—
Amortized cost	3,529,369	3,554,558
Valuation allowance	(21,330)	(22,428)
Commercial mortgage loans, carrying value	3,508,039	3,532,130

Agricultural mortgage loans:
Principal outstanding	582,660	567,630
Deferred fees and costs, net	(1,719)	(1,667)
Amortized cost	580,941	565,963
Valuation allowance	(895)	(1,021)
Agricultural mortgage loans, carrying value	580,046	564,942

Residential mortgage loans:
Principal outstanding	3,236,400	2,807,652
Deferred fees and costs, net	1,068	1,909
Unamortized discounts and premiums, net	66,226	55,917
Amortized cost	3,303,694	2,865,478
Valuation allowance	(18,170)	(13,523)
Residential mortgage loans, carrying value	3,285,524	2,851,955
Mortgage loans, carrying value	$7,373,609	$6,949,027

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

	June 30, 2023		December 31, 2022
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$484,451	13.7%	$502,659	14.1%
Middle Atlantic	278,727	7.9%	280,993	7.9%
Mountain	397,667	11.2%	416,307	11.7%
New England	77,457	2.2%	73,631	2.1%
Pacific	844,371	23.9%	858,812	24.1%
South Atlantic	943,302	26.7%	934,007	26.2%
West North Central	197,206	5.6%	205,568	5.8%
West South Central	312,325	8.8%	288,926	8.1%
	$3,535,506	100.0%	$3,560,903	100.0%
Property type distribution
Office	$366,086	10.3%	$388,978	10.9%
Retail	845,217	23.9%	896,351	25.2%
Industrial/Warehouse	896,797	25.4%	866,623	24.3%
Apartment	1,024,893	29.0%	912,984	25.6%
Hotel	324,271	9.2%	285,271	8.0%
Mixed Use/Other	78,242	2.2%	210,696	6.0%
	$3,535,506	100.0%	$3,560,903	100.0%
Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $582.7 million and $567.6 million as of June 30, 2023 and December 31, 2022, respectively. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $3.2 billion and $2.8 billion as of June 30, 2023 and December 31, 2022, respectively. These loans are collateralized by the related properties and diversified as to location within the United States.
Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Interest income is included in Net investment income on our Consolidated Statements of Operations. Accrued interest receivable, which was $62.5 million and $58.2 million as of June 30, 2023 and December 31, 2022, respectively, is included in Accrued investment income on our Consolidated Balance Sheets.
Loan Valuation Allowance
We establish a valuation allowance to provide for the risk of credit losses inherent in our mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost, which excludes accrued interest receivable. We do not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balances to net investment income in a timely manner. We did not charge off any uncollectible accrued interest receivable on our commercial, agricultural or residential mortgage loan portfolios for the three and six month periods ended June 30, 2023 or 2022, respectively.
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

The following table represents a rollforward of the valuation allowance on our mortgage loan portfolios:

	Three Months Ended June 30, 2023
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(25,082)	$(1,356)	$(19,188)	$(45,626)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Change in provision for credit losses	3,752	461	1,018	5,231
Ending allowance balance	$(21,330)	$(895)	$(18,170)	$(40,395)

	Three Months Ended June 30, 2022
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(24,587)	$(558)	$(4,124)	$(29,269)
Charge-offs	—	—	—	—
Recoveries	229	—	—	229
Change in provision for credit losses	114	(106)	(3,356)	(3,348)
Ending allowance balance	$(24,244)	$(664)	$(7,480)	$(32,388)

	Six Months Ended June 30, 2023
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(22,428)	$(1,021)	$(13,523)	$(36,972)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Change in provision for credit losses	1,098	126	(4,647)	(3,423)
Ending allowance balance	$(21,330)	$(895)	$(18,170)	$(40,395)

	Six Months Ended June 30, 2022
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(17,926)	$(519)	$(5,579)	$(24,024)
Charge-offs	—	—	—	—
Recoveries	229	—	—	229
Change in provision for credit losses	(6,547)	(145)	(1,901)	(8,593)
Ending allowance balance	$(24,244)	$(664)	$(7,480)	$(32,388)
Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of Other investments and the loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. There were two real estate properties totaling $715 thousand at June 30, 2023. There were no real estate properties in which ownership of the property was taken to satisfy an outstanding loan at December 31, 2022. Recoveries are situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance).
Credit Quality Indicators
We evaluate the credit quality of our commercial and agricultural mortgage loans by analyzing LTV and DSC ratios and loan performance. We evaluate the credit quality of our residential mortgage loans by analyzing loan performance.
LTV and DSC ratios for our commercial mortgage loans are originally calculated at the time of loan origination and are updated annually for each loan using information such as rent rolls, assessment of lease maturity dates and property operating statements, which are reviewed in the context of current leasing and in place rents compared to market leasing and market rents. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our commercial mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at June 30, 2023 and December 31, 2022.

The amortized cost of our commercial mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at June 30, 2023 and December 31, 2022 (by year of origination):

	2023		2022		2021		2020		2019		Prior		Total
As of June 30, 2023:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$—	—%	$285,762	62%	$268,348	61%	$390,439	56%	$443,532	59%	$1,112,909	46%	$2,500,990	53%
Greater than or equal to 1.2 and less than 1.5	—	—%	—	—%	9,830	69%	46,365	54%	103,702	67%	177,289	61%	337,186	62%
Greater than or equal to 1.0 and less than 1.2	18,444	18%	192,832	43%	294,759	45%	39,486	60%	8,318	66%	50,856	56%	604,695	46%
Less than 1.0	—	—%	—	—%	26,946	52%	—	—%	6,009	63%	53,543	57%	86,498	56%
Total	$18,444	18%	$478,594	55%	$599,883	53%	$476,290	56%	$561,561	60%	$1,394,597	49%	$3,529,369	53%

	2022		2021		2020		2019		2018		Prior		Total
As of December 31, 2022:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$249,328	63%	$257,746	61%	$421,391	57%	$429,596	58%	$325,117	53%	$813,319	44%	$2,496,497	53%
Greater than or equal to 1.2 and less than 1.5	6,488	70%	123,038	55%	46,804	58%	115,977	66%	67,642	67%	145,703	60%	505,652	62%
Greater than or equal to 1.0 and less than 1.2	170,059	52%	211,684	43%	18,144	79%	39,396	73%	10,348	76%	58,021	47%	507,652	51%
Less than 1.0	—	—%	—	—%	—	—%	6,107	64%	13,025	70%	25,625	65%	44,757	66%
Total	$425,875	59%	$592,468	53%	$486,339	58%	$591,076	61%	$416,132	57%	$1,042,668	47%	$3,554,558	54%
LTV and DSC ratios for our agricultural mortgage loans are calculated at the time of loan origination and are evaluated annually for each loan using land value averages. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our agricultural mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at June 30, 2023 and December 31, 2022.
The amortized cost of our agricultural mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at June 30, 2023 and December 31, 2022 (by year of origination):

	2023		2022		2021		2020		2019		Prior		Total
As of June 30, 2023:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$25,736	59%	$86,661	46%	$70,160	55%	$101,670	45%	$—	—%	$—	—%	$284,227	49%
Greater than or equal to 1.2 and less than 1.5	10,007	58%	104,193	55%	65,945	53%	60,530	45%	—	—%	—	—%	240,675	52%
Greater than or equal to 1.0 and less than 1.2	—	—%	3,102	56%	8,686	39%	—	—%	—	—%	—	—%	11,788	44%
Less than 1.0	—	—%	—	—%	—	—%	7,975	40%	2,276	34%	34,000	42%	44,251	41%
Total	$35,743	59%	$193,956	51%	$144,791	53%	$170,175	45%	$2,276	34%	$34,000	42%	$580,941	50%

	2022		2021		2020		2019		2018		Prior		Total
As of December 31, 2022:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$85,367	47%	$84,186	46%	$97,143	41%	$—	—%	$—	—%	$—	—%	$266,696	45%
Greater than or equal to 1.2 and less than 1.5	107,856	54%	67,630	52%	61,103	32%	—	—%	—	—%	—	—%	236,589	48%
Greater than or equal to 1.0 and less than 1.2	3,124	56%	8,825	38%	3,125	25%	—	—%	—	—%	—	—%	15,074	39%
Less than 1.0	—	—%	—	—%	7,975	35%	5,629	41%	34,000	31%	—	—%	47,604	33%
Total	$196,347	51%	$160,641	48%	$169,346	37%	$5,629	41%	$34,000	31%	$—	—%	$565,963	45%

We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Aging of financing receivables is summarized in the following table (by year of origination):

	2023	2022	2021	2020	2019	Prior	Total
As of June 30, 2023:	(Dollars in thousands)
Commercial mortgage loans
Current	$18,444	$478,594	$599,883	$476,290	$561,561	$1,394,597	$3,529,369
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$18,444	$478,594	$599,883	$476,290	$561,561	$1,394,597	$3,529,369

Agricultural mortgage loans
Current	$32,743	$193,956	$144,791	$170,175	$2,276	$34,000	$577,941
30 - 59 days past due	3,000	—	—	—	—	—	3,000
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total agricultural mortgage loans	$35,743	$193,956	$144,791	$170,175	$2,276	$34,000	$580,941

Residential mortgage loans
Current	$663,036	$1,778,621	$473,986	$186,088	$26,497	$978	$3,129,206
30 - 59 days past due	39,680	43,994	14,638	4,650	2,274	162	105,398
60 - 89 days past due	3,901	10,276	5,427	1,030	—	190	20,824
Over 90 days past due	807	27,268	10,460	4,882	1,637	3,212	48,266
Total residential mortgage loans	$707,424	$1,860,159	$504,511	$196,650	$30,408	$4,542	$3,303,694

	2022	2021	2020	2019	2018	Prior	Total
As of December 31, 2022:	(Dollars in thousands)
Commercial mortgage loans
Current	$425,875	$592,468	$486,339	$591,076	$416,132	$1,042,668	$3,554,558
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$425,875	$592,468	$486,339	$591,076	$416,132	$1,042,668	$3,554,558

Agricultural mortgage loans
Current	$196,347	$160,641	$166,211	$5,629	$34,000	$—	$562,828
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	3,135	—	—	—	3,135
Total agricultural mortgage loans	$196,347	$160,641	$169,346	$5,629	$34,000	$—	$565,963

Residential mortgage loans
Current	$1,915,169	$595,363	$211,119	$27,483	$1,710	$417	$2,751,261
30 - 59 days past due	39,179	8,238	13,073	1,960	—	—	62,450
60 - 89 days past due	6,668	7,165	3,034	57	—	—	16,924
Over 90 days past due	9,702	14,068	6,515	1,762	2,796	—	34,843
Total residential mortgage loans	$1,970,718	$624,834	$233,741	$31,262	$4,506	$417	$2,865,478

Commercial, agricultural and residential mortgage loans are considered nonperforming when they become 90 days or more past due. When loans become nonperforming, we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a nonperforming loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a nonperforming loan back to less than 90 days past due, we will resume accruing interest income on that loan. There were 93 loans in non-accrual status at June 30, 2023 and 59 loans in non-accrual status at December 31, 2022. During the three and six months ended June 30, 2023 we recognized $108 thousand and $445 thousand in interest income on loans which were in non-accrual status at the respective period end. During the three and six months ended June 30, 2022, we recognized $5 thousand and $71 thousand interest income on loans which were in non-accrual status at the respective period end.
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
There were no significant mortgage loan modifications for the three and six months ended June 30, 2023.
Prior to adoption of authoritative guidance on January 1, 2023, we evaluated whether a TDR had occurred on our commercial, agricultural or residential mortgage loans. We did not have any significant loan modifications that resulted in a TDR for the three and six months ended June 30, 2022.
5. Variable Interest Entities
We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results.
Consolidated Variable Interest Entities
We are invested in multiple investment company real estate limited partnerships which own various limited liability companies that invest in residential real estate properties and one real estate limited liability company that invests in a commercial real estate property. These entities are VIE's as the legal entities equity investors have insufficient equity at risk and lack of power to direct the activities that most significantly impact the economic performance. We determined we are the primary beneficiary as a result of our power to control the entities through our significant ownership. Due to the nature of the investment company real estate investments, the investments balance will fluctuate based on changes in the fair value of the properties as well as when purchases and sales of properties are made. The investment balance in the commercial real estate property is held at depreciated cost, and is expected to decrease over time.
We are invested in two investment company limited liability companies that invest in operating entities which hold multifamily real estate properties. The entities are VIEs and we have determined we are the primary beneficiary as a result of our power to control the entities through our significant ownership. The investment balances, which represent equity interests in the investment company limited liability companies, fluctuate based on changes in the fair value of the properties and the performance of the operating entities.
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

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of the consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	June 30, 2023		December 31, 2022
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(Dollars in thousands)
Real estate investments	$1,335,598	$94,071	$1,095,267	$78,244
Real estate limited liability companies	53,428	137	66,258	287
Limited partnership funds	918,937	213	620,741	113
Infrastructure limited liability companies	100,605	284	—	—
	$2,408,568	$94,705	$1,782,266	$78,644
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
The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

	June 30, 2023		December 31, 2022
	Asset Carrying Value	Maximum Exposure to Loss	Asset Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Fixed maturity securities, available for sale	$1,445,039	$1,445,039	$1,178,110	$1,178,110
Other investments	71,208	71,208	—	—
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
The notional and fair values of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the Consolidated Balance Sheets are as follows:

	June 30, 2023		December 31, 2022
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives designated as hedging instruments
Assets
Derivative instruments
Interest rate swaps	$—	$—	$408,369	$32,769

Derivatives not designated as hedging instruments
Assets
Derivative instruments
Call options	$39,783,069	$1,131,597	$38,927,534	$397,789
Warrants	—	—	2,020	1,169
	$39,783,069	$1,131,597	$38,929,554	$398,958
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives, net		$5,014,697		$4,820,845
Funds withheld for reinsurance liabilities
Reinsurance related embedded derivative		(397,234)		(441,864)
		$4,617,463		$4,378,981

Derivatives Designated as Hedging Instruments
We used interest rate swaps designated and accounted for as fair value hedges to protect a portfolio of fixed-rate fixed maturity securities against changes in fair value due to changes in interest rates. Our interest rate swap contracts allowed us to pay a fixed rate and receive a floating rate utilizing the Secured Overnight Financing Rate at specified intervals based on a notional amount. Interest rate swaps were carried at fair value and presented as Derivative instruments on the Consolidated Balance Sheets.
For derivative instruments that were designated and qualified as a fair value hedge, the gain or loss on the portion of the derivative instrument included in the assessment of hedge effectiveness and the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in the same line item in the Consolidated Statements of Operations. The change in unrealized gain or loss attributable to interest rate changes on the fixed maturity securities that were designated as part of the hedge were reclassified out of Accumulated other comprehensive income (loss) into Change in fair value of derivatives in the Consolidated Statements of Operations. The remaining change in unrealized gain or loss on the hedged item not associated with the risk being hedged was recognized as a component of Other comprehensive income.
The following represents the amortized cost and cumulative fair value hedging adjustments included in the hedged assets:

Line Item in the Consolidated Balance Sheets in Which Hedged Item is Included	Amortized Cost of Hedged Item		Cumulative Amount of Fair Value Basis Adjustment Gain (Loss)
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Fixed maturities, available for sale:
Current hedging relationships	$—	$389,060	$—	$(39,128)
Discontinued hedging relationships	1,372,336	1,594,736	(80,946)	(94,681)
The following represents a summary of the gains (losses) related to the derivatives and hedged items that qualify for fair value hedge accounting:

	Derivative	Hedged Item	Net	Amount Excluded: Recognized in Income Immediately
	(Dollars in thousands)
For the three months ended June 30, 2023
Interest rate swaps	$18,847	$(10,876)	$7,971	$—

For the three months ended June 30, 2022
Interest rate swaps	$26,771	$(33,093)	$(6,322)	$2,656

For the six months ended June 30, 2023
Interest rate swaps	$5,856	$3,240	$9,096	$—

For the six months ended June 30, 2022
Interest rate swaps	$26,771	$(33,093)	$(6,322)	$2,656
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

The changes in fair value of derivatives not designated as hedging instruments included in the Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$234,883	$(501,765)	$278,327	$(980,213)
Warrants	(115)	(750)	1,206	179
Interest rate swaps	—	2,656	—	2,656
	$234,768	$(499,859)	$279,533	$(977,378)
Change in fair value of embedded derivatives:
Fixed index annuities - embedded derivatives	$233,514	$(686,562)	$573,574	$(1,877,767)
Reinsurance related embedded derivative	(19,750)	(199,422)	44,630	(401,866)
	$213,764	$(885,984)	$618,204	$(2,279,633)
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
The notional amount and fair value of our call options and interest rate swaps by counterparty and each counterparty's current credit rating are as follows:

			June 30, 2023		December 31, 2022
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa1	$4,124,812	$81,590	$3,574,125	$26,080
Barclays	A+	A1	2,567,616	82,180	3,686,896	39,657
Canadian Imperial Bank of Commerce	A+	Aa2	1,602,801	58,359	2,707,734	34,218
Citibank, N.A.	A+	Aa3	4,171,072	102,691	3,748,162	29,873
Credit Suisse	A	A3	1,955,159	49,252	2,086,470	20,691
J.P. Morgan	A+	Aa2	5,404,600	120,638	6,501,103	69,006
Mizuho	A	A1	4,030,827	145,197	—	—
Morgan Stanley	A+	Aa3	1,967,830	45,622	2,957,389	38,470
Royal Bank of Canada	AA-	A1	4,479,656	146,476	4,378,132	58,026
Societe Generale	A	A1	2,806,536	69,333	2,099,081	17,157
Truist	A	A2	2,004,578	65,032	1,960,787	32,885
UBS AG	A+	Aa3	300,708	8,676	—	—
Wells Fargo	A+	Aa2	4,283,753	154,506	5,436,824	61,840
Exchange traded			83,121	2,045	199,200	2,655
			$39,783,069	$1,131,597	$39,335,903	$430,558
As of June 30, 2023 and December 31, 2022, we held $1.1 billion and $0.4 billion, respectively, of cash and cash equivalents and other investments from counterparties for derivative collateral, which is included in Other liabilities on our Consolidated Balance Sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if the counterparties failed completely to perform according to the terms of the contracts to $68.5 million and $3.3 million at June 30, 2023 and December 31, 2022, respectively.
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
7. Deferred Policy Acquisition Costs and Deferred Sales Inducements
Deferred Policy Acquisition Costs
The following tables present the balances and changes in deferred policy acquisition costs:

	Six Months Ended June 30, 2023
	Fixed Index Annuities	Fixed Rate Annuities	Single Premium Immediate Annuities	Total
	(Dollars in thousands)
Balance, beginning of period	$2,649,322	$120,105	$4,216	$2,773,643
Capitalizations	189,581	16,079	23	205,683
Amortization expense	(121,769)	(14,600)	(342)	(136,711)
Balance, end of period	$2,717,134	$121,584	$3,897	$2,842,615

	Year Ended December 31, 2022
	Fixed Index Annuities	Fixed Rate Annuities	Single Premium Immediate Annuities	Total
	(Dollars in thousands)
Balance, beginning of period	$2,906,684	$151,322	$4,198	$3,062,204
Write-off related to in-force ceded reinsurance	(196,417)	(7,209)	—	(203,626)
Capitalizations	193,989	4,424	663	199,076
Amortization expense	(254,934)	(28,432)	(645)	(284,011)
Balance, end of period	$2,649,322	$120,105	$4,216	$2,773,643
Deferred Sales Inducements
The following tables present the balances and changes in deferred sales inducements:

	Six Months Ended June 30, 2023
	Fixed Index Annuities	Fixed Rate Annuities	Total
	(Dollars in thousands)
Balance, beginning of period	$2,017,960	$27,723	$2,045,683
Capitalizations	182,123	—	182,123
Amortization expense	(91,964)	(1,588)	(93,552)
Balance, end of period	$2,108,119	$26,135	$2,134,254

	Year Ended December 31, 2022
	Fixed Index Annuities	Fixed Rate Annuities	Total
	(Dollars in thousands)
Balance, beginning of period	$2,088,591	$31,370	$2,119,961
Capitalizations	107,684	8	107,692
Amortization expense	(178,315)	(3,655)	(181,970)
Balance, end of period	$2,017,960	$27,723	$2,045,683

8. Policyholder Liabilities
Liability for Future Policy Benefits
The liability for future policy benefits consists only of the liability associated with single premium immediate annuities (SPIA) with life contingencies. As this business has no future expected premiums, the rollforward presented below is the present value of expected future benefits. The balances of and changes in the liability for future policy benefits for the six months ended June 30, 2023 and year ended December 31, 2022 is as follows:

	Present Value of Expected Future Policy Benefits
	Six Months Ended June 30, 2023	Year Ended December 31, 2022
	(Dollars in thousands)
Balance, beginning of period	$318,677	$402,305
Beginning balance at original discount rate	342,453	352,708
Effect of changes in cash flow assumptions	—	1,277
Effect of actual variances from expected experience	(1,341)	(1,941)
Adjusted beginning of year balance	341,112	352,044

Issuances	4,899	16,072
Interest accrual	7,055	14,664
Benefit payments	—	—
Net premiums collected	—	—
Derecognition (lapses)	(19,501)	(40,327)
Ending balance at original discount rate	333,565	342,453
Effect of changes in discount rate assumptions	(24,331)	(23,776)
Balance, end of period	$309,234	$318,677
The reconciliation of the net liability for future policy benefits to the liability for future policy benefits included in policy benefit reserves in the consolidated balance sheets is as follows:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Liability for future policy benefits	$309,234	$318,677
Deferred profit liability	19,926	19,223
	329,160	337,900
Less: Reinsurance recoverable	(1,639)	(1,259)
Net liability for future policy benefits, after reinsurance recoverable	$327,521	$336,641
The weighted-average liability duration of the liability for future policy benefits is as follows:

	June 30, 2023	December 31, 2022
SPIA With Life Contingency:
Weighted-average liability duration of the liability for future policy benefits (years)	7.13	6.78
The following table presents the amount of undiscounted expected future benefit payments and expected gross premiums:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
SPIA With Life Contingency:
Expected future benefit payments	$453,722	$467,627
Expected future gross premiums	—	—

The amount of revenue and interest associated with the liability for future policy benefits recognized in the statement of operations for the six months ended June 30, 2023 and year ended December 31, 2022 is as follows:

	Six Months Ended June 30, 2023		Year Ended December 31, 2022
	Gross Premiums or Assessments	Interest Expense	Gross Premiums or Assessments	Interest Expense
	(Dollars in thousands)
SPIA With Life Contingency	$5,233	$7,023	$16,994	$14,613
Total	$5,233	$7,023	$16,994	$14,613
The weighted-average interest rate is as follows:

	June 30, 2023	December 31, 2022
Interest accretion rate	4.26%	4.25%
Current discount rate	5.46%	5.37%
Market Risk Benefits
The balances of and changes in the liability for market risk benefits (MRB) for the six months ended June 30, 2023 and year ended December 31, 2022 is as follows:

	Six Months Ended June 30, 2023		Year Ended December 31, 2022
	Fixed Rate Annuities	Fixed Index Annuities	Fixed Rate Annuities	Fixed Index Annuities
	(Dollars in thousands)
MRB Liability
Balance, beginning of period	$37,863	$2,187,758	$78,411	$2,557,378
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	44,355	2,453,169	77,731	2,310,437
Issuances	—	161,757	376	59,452
Interest accrual	1,313	78,354	1,349	72,551
Attributed fees collected	584	60,972	1,270	125,168
Benefits payments	—	—	—	—
Effect of changes in interest rates	372	8,175	(19,421)	(952,265)
Effect of changes in equity markets	—	(66,590)	—	186,618
Effect of changes in equity index volatility	—	(63,759)	—	241,563
Actual policyholder behavior different from expected behavior	—	—	—	—
Effect of changes in future expected policyholder behavior	1,127	1,972	602	46,567
Effect of changes in other future expected assumptions	—	—	(17,552)	363,078
Balance, end of period, before effect of changes in the instrument-specific credit	47,751	2,634,050	44,355	2,453,169
Effect of changes in the instrument-specific credit risk	(6,272)	(236,727)	(6,492)	(265,411)
Balance, end of period	41,479	2,397,323	37,863	2,187,758
Reinsured MRB, end of period	11,326	702,398	10,656	593,959
Balance, end of period, net of reinsurance	$30,153	$1,694,925	$27,207	$1,593,799

Net amount at risk (a)	$266,173	$11,575,916	$258,826	$10,987,198
Weighted average attained age of contract holders (years)	70	71	69	71
(a)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
The following is a reconciliation of market risk benefits by amounts in an asset position and in a liability position to market risk benefit amounts included in other assets and market risk benefit reserves, respectively, in the Consolidated Balance Sheets:

	June 30, 2023
	Asset	Liability	Net Liability
	(Dollars in thousands)
Fixed Index Annuities	$231,005	$2,628,328	$2,397,323
Fixed Rate Annuities	3,465	44,944	41,479
Total	$234,470	$2,673,272	$2,438,802

	December 31, 2022
	Asset	Liability	Net Liability
	(Dollars in thousands)
Fixed Index Annuities	$226,294	$2,414,052	$2,187,758
Fixed Rate Annuities	3,577	41,440	37,863
Total	$229,871	$2,455,492	$2,225,621
Reinsured Market Risk Benefits
The following table presents the balances and changes in reinsured market risk benefits associated with fixed index annuities for the six months ended June 30, 2023 and year ended December 31, 2022:

	Six Months Ended June 30, 2023		Year Ended December 31, 2022
	Fixed Rate Annuities	Fixed Index Annuities	Fixed Rate Annuities	Fixed Index Annuities
	(Dollars in thousands)
Ceded MRB
Balance, beginning of period	$10,656	$593,959	$—	$156,931
Write-off related to in-force ceded reinsurance	—	—	10,091	334,835
Issuances	—	114,216	—	36,036
Interest accrual	286	16,447	104	7,598
Attributed fees collected	19	13,451	28	23,745
Benefits payments	—	—	—	—
Effect of changes in interest rates	154	4,455	135	(171,948)
Effect of changes in equity markets	—	(29,194)	118	43,799
Effect of changes in equity index volatility	—	(12,929)	—	34,278
Actual policyholder behavior different from expected behavior	—	—	—	—
Effect of changes in future expected policyholder behavior	211	1,993	180	12,598
Effect of changes in other future expected assumptions	—	—	—	116,087
Balance, end of period	$11,326	$702,398	$10,656	$593,959

Net amount at risk (a)	$74,282	$2,761,134	$72,350	$2,402,964
Weighted average attained age of contract holders (years)	70	70	70	71
(a)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
The following is a reconciliation of reinsurance market risk benefits by amounts in an asset position and in liability position to market risk benefit amounts included in coinsurance deposits and other liabilities, respectively, in the consolidated balance sheets:

	June 30, 2023
	Asset	Liability	Net Asset
	(Dollars in thousands)
Fixed Index Annuities	$744,734	$42,336	$702,398
Fixed Rate Annuities	11,735	409	11,326
Total	$756,469	$42,745	$713,724

	December 31, 2022
	Asset	Liability	Net Asset
	(Dollars in thousands)
Fixed Index Annuities	$629,611	$35,652	$593,959
Fixed Rate Annuities	11,070	414	10,656
Total	$640,681	$36,066	$604,615

Significant Inputs for Fair Value Measurement - Market Risk Benefits
The following tables provides a summary of the significant inputs and assumptions used in the fair value measurements of market risk benefits:

	June 30, 2023
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range	Weighted Average
	(in thousands)
Market risk benefits	$2,438,802	Discounted cash flow	Utilization (a)	0.04% - 78.75%	4.12%
Ceded market risk benefits	713,724		Option budget (b)	1.65% - 2.50%	2.32%
			Risk-free interest rate (c)	2.52% - 5.38%	3.27%
			Nonperformance risk (d)	0.53% - 3.10%	2.54%

	December 31, 2022
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range	Weighted Average
	(in thousands)
Market risk benefits	$2,225,621	Discounted cash flow	Utilization (a)	0.04% - 78.75%	4.24%
Ceded market risk benefits	604,615		Option budget (b)	1.65% - 2.50%	2.31%
			Risk-free interest rate (c)	2.51% - 4.90%	3.31%
			Nonperformance risk (d)	0.06% - 3.27%	2.59%
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
There were no notable changes to significant inputs and assumptions used in the fair value measurement of market risk benefits during the six months ended June 30, 2023. During the year ended December 31, 2022, the Company made the following notable changes to significant inputs and assumptions resulting in changes in the fair value measurement of market risk benefits:
•Utilization assumptions were increased resulting in an increase to the market risk benefits liability and a decrease to net income.
•Option budget assumptions were increased resulting in a decrease to the market risk benefits liability and an increase to net income.

Policyholder Account Balances
The following table presents the balances and changes in policyholders’ account balances:

	Six Months Ended June 30, 2023		Year Ended December 31, 2022
	Fixed Rate Annuities	Fixed Index Annuities	Fixed Rate Annuities	Fixed Index Annuities
	(Dollars in thousands)
Balance, beginning of period	$6,589,577	$53,826,234	$6,860,060	$55,003,305
Issuances	534,191	2,763,039	159,570	3,001,738
Premiums received	618	74,613	4,811	170,493
Policy charges	(3,655)	(163,063)	(6,587)	(272,604)
Surrenders and withdrawals	(443,810)	(2,392,211)	(574,590)	(3,945,504)
Benefit payments	(6,542)	(404,942)	(11,328)	(727,847)
Interest credited	80,653	339,864	151,762	599,259
Other	(4,667)	(3,296)	5,879	(2,606)
Balance, end of period	$6,746,365	$54,040,238	$6,589,577	$53,826,234

Weighted-average crediting rate	2.43%	1.26%	2.28%	1.11%
Net amount at risk (a)	$266,173	$11,575,916	$258,826	$10,987,198
Cash surrender value	$6,354,283	$49,813,318	$6,208,597	$49,551,657
(a)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
The following table presents the reconciliation of policyholders’ account balances to policy benefit reserves in the consolidated balance sheets:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Fixed index annuities policyholder account balances	$54,040,238	$53,826,234
Fixed rate annuities policyholder account balances	6,746,365	6,589,577
Embedded derivative adjustment (b)	(1,284,548)	(1,996,640)
Liability for future policy benefits	309,234	318,677
Deferred profit liability	19,926	19,223
Other	25,462	24,765
Total	$59,856,677	$58,781,836
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

The following table presents the balance of account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

	June 30, 2023
	Range of guaranteed minimum crediting rate	At guaranteed minimum	1 to 50	51 to 150	Greater than 150 basis points above	Total
		(Dollars in thousands)
Fixed Index Annuities	0.00% - 0.50%	$—	$695,154	$464,407	$654,267	$1,813,828
	0.50% - 1.00%	2,470,011	1,093,223	2,214,702	106,894	5,884,830
	1.00% - 1.50%	48,145	9,350	—	—	57,495
	1.50% - 2.00%	50	—	—	—	50
	2.00% - 2.50%	129,460	85,536	8	—	215,004
	2.50% - 3.00%	865,320	15	202	—	865,537
	Greater than 3.00%	—	—	—	—	—
	Allocated to index strategies					45,203,494
Total		$3,512,986	$1,883,278	$2,679,319	$761,161	$54,040,238

Fixed Rate Annuities	0.00% - 0.50%	$148	$—	$—	$—	$148
	0.50% - 1.00%	54,489	185,377	3,960,356	992,706	5,192,928
	1.00% - 1.50%	458,488	234	—	—	458,722
	1.50% - 2.00%	363,889	33,907	233,549	213	631,558
	2.00% - 2.50%	19,249	23	—	—	19,272
	2.50% - 3.00%	385,318	7,201	—	—	392,519
	Greater than 3.00%	51,218	—	—	—	51,218
Total		$1,332,799	$226,742	$4,193,905	$992,919	$6,746,365

	December 31, 2022
	Range of guaranteed minimum crediting rate	At guaranteed minimum	1 to 50	51 to 150	Greater than 150 basis points above	Total
		(Dollars in thousands)
Fixed Index Annuities	0.00% - 0.50%	$—	$462,356	$407,426	$314,929	$1,184,711
	0.50% - 1.00%	2,421,795	1,098,332	2,258,992	77,901	5,857,020
	1.00% - 1.50%	51,586	9,391	—	—	60,977
	1.50% - 2.00%	57	—	—	—	57
	2.00% - 2.50%	133,059	100,205	8	—	233,272
	2.50% - 3.00%	939,684	—	—	—	939,684
	Greater than 3.00%	—	—	—	—	—
	Allocated to index strategies					45,550,513
Total		$3,546,181	$1,670,284	$2,666,426	$392,830	$53,826,234

Fixed Rate Annuities	0.00% - 0.50%	$61	$—	$—	$—	$61
	0.50% - 1.00%	55,458	203,523	4,000,203	701,836	4,961,020
	1.00% - 1.50%	454,728	231	—	—	454,959
	1.50% - 2.00%	281,694	96,767	277,053	189	655,703
	2.00% - 2.50%	21,887	22	—	—	21,909
	2.50% - 3.00%	434,042	7,417	—	—	441,459
	Greater than 3.00%	54,466	—	—	—	54,466
Total		$1,302,336	$307,960	$4,277,256	$702,025	$6,589,577

9. Notes and Loan Payable
Notes and loan payable includes the following:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Senior notes due 2027
Principal	$500,000	$500,000
Unamortized debt issue costs	(2,661)	(2,960)
Unamortized discount	(160)	(178)
Term loan due 2027
Principal	300,000	300,000
Principal paydown	(7,500)	(3,750)
Unamortized debt issue costs	(925)	(1,039)
	$788,754	$792,073
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
In addition to our commitments to fund mortgage loans, we have unfunded commitments at June 30, 2023 to limited partnerships of $794.7 million, fixed maturity securities of $1.1 billion, and other investments of $52.3 million.
Through our FHLB membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of June 30, 2023, we had no FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding. The fixed maturity security investments pledged for collateral had a fair value of $1.5 billion at June 30, 2023.

11. Earnings Per Common Share and Stockholders' Equity
Earnings Per Common Share
The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Numerator:
Net income available to common stockholders - numerator for earnings per common share	$344,444	$752,374	$177,531	$1,420,920

Denominator:
Weighted average common shares outstanding	77,766,851	92,543,850	80,576,301	94,693,048
Effect of dilutive securities:
Stock options and deferred compensation agreements	499,921	487,883	548,520	550,073
Restricted stock and restricted stock units	661,186	343,005	699,235	408,964
Denominator for earnings per common share - assuming dilution	78,927,958	93,374,738	81,824,056	95,652,085

Earnings per common share	$4.43	$8.13	$2.20	$15.01
Earnings per common share - assuming dilution	$4.36	$8.06	$2.17	$14.86
There were no options to purchase shares of our common stock outstanding excluded from the computation of diluted earnings per common share during the three and six months ended June 30, 2023 and 2022, as the exercise price of all options outstanding was less than the average market price of our common shares for those periods.
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
Dividends on the Series A and Series B preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the first day of March, June, September and December of each year, commencing on March 1, 2020 for Series A and on December 1, 2020 for Series B. For both the three and six months ended June 30, 2023 and 2022, we paid dividends totaling $6.0 million and $11.9 million for Series A preferred stock and $4.9 million and $9.9 million for Series B preferred stock, respectively. The Series A and Series B preferred stock rank senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference. The Series A and Series B preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions.
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
On March 17, 2023 we entered into an accelerated share repurchase (ASR) agreement with JPMorgan Chase Bank, National Association to repurchase an aggregate of $200 million of our common stock. Under the ASR agreement, we received an initial share delivery of approximately 4.8 million shares representing approximately 80% of the number of shares initially underlying the ASR. The average price paid for the initial share delivery under the ASR was $33.12 per common share. The ASR agreement was determined to be an equity contract. The ASR was terminated on July 13, 2023, and a payment of $14 million was made to settle for the final volume-weighted average price associated with the initial share delivery.

From the 2020 inception of the share repurchase program through June 30, 2023, we have repurchased approximately 31.2 million shares of our common stock at an average price of $34.76 per common share, including 2.4 million shares repurchased in the open market during the six months ended June 30, 2023. As of June 30, 2023, we had $276 million remaining under our share repurchase program.
Treasury Stock
As of June 30, 2023, we held 31,713,969 shares of treasury stock with a carrying value of $1,072.2 million. As of December 31, 2022, we held 24,590,353 shares of treasury stock with a carrying value of $823.1 million.
12. Subsequent Events
On July 4, 2023, American Equity Investment Life Holding Company entered into an Agreement and Plan of Merger (the "Agreement") with Brookfield Reinsurance Ltd. The Agreement provides that each issued and outstanding share of AEL common stock will be converted into the right to receive $38.85 per share in cash and a number of fully-paid and nonassessable share of class A limited voting shares of Brookfield Asset Management Ltd (BAM) equal to the Exchange Ratio as defined in the Agreement. The Exchange Ratio is subject to adjustment based on the 10-day volume-weighted average share price of BAM Class A Stock with total consideration ranging between $54.00 and $56.50 per share. The Agreement does not provide for the payment of any consideration with respect to the issued and outstanding shares of AEL Series A and Series B preferred stock. As such, these shares will be unaffected by the Agreement and will remain outstanding.
The closing of the Agreement is subject to a number of contingencies, including (1) receipt of American Equity Investment Life Holding Company shareholder approval, (2) receipt of certain regulatory approvals, (3) the absence of any injunction or restraint making illegal or otherwise prohibiting the consummation of the merger, (4) the effectiveness of the applicable registration statement on Form F-4 to be filed by BAM and (5) listing approval of the shares of BAM Class A Stock on the New York Stock Exchange and the Toronto Stock Exchange. BAM’s obligations to close the merger are also conditioned upon the absence of a Company Material Adverse Effect (as defined in the Agreement) and the absence of the imposition of a Burdensome Condition (as defined in the Agreement) by any regulator as part of the regulatory approval process. The Agreement contains Company representations and warranties and provides for pre-closing covenants, including, subject to certain exceptions, covenants relating to the conduct by the Company in the ordinary course consistent with past practice.
The closing of the merger may not occur prior to January 5, 2024, unless BAM's parent agrees otherwise. The Agreement also provides termination rights for each of the Company and BAM, including, among others, in the event the closing of the merger does not occur on or before April 4, 2024, subject to extension under certain circumstances be extended. Should the Agreement be terminated under certain circumstances, the Company may be required to pay BAM's parent a termination fee of $102 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at June 30, 2023, and the unaudited consolidated results of operations for the three and six month periods ended June 30, 2023 and 2022, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2022. Interim operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the entire year. Preparation of financial statements requires use of management estimates and assumptions. On January 1, 2023, we adopted ASU 2018-12, more commonly referred to as Long Duration Targeted Improvements. As such, results for 2022 have been recast and are also presented under the new guidance.
Cautionary Statement Regarding Forward-Looking Information
All statements, trend analysis and other information contained in this report and elsewhere (such as in filings by us with the SEC, press releases, presentations by us or management or oral statements) may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events and do not relate strictly to historical or current facts. They may relate to markets for our products, trends in our operations or financial results, strategic alternatives, future operations, strategies, plans, partnerships, investments, share buybacks and other financial developments. They use words and terms such as anticipate, assume, believe, can, continue, could, enable, estimate, expect, foreseeable, goal, improve, intend, likely, may, model, objective, opportunity, outlook, plan, potential, project, remain, risk seek, should, strategy, target, will, would, and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all forms of speech and derivative forms, or similar words, as well as any projections of future events or results. Forward-looking statements, by their nature, are subject to a variety of assumptions, risks, and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Factors that may cause our actual decisions or results to differ materially from those contemplated by these forward-looking statements include, among other things:
•    delay in completing, or failure to complete, the merger with BAM.
•disruption of relationships with third parties and employees, diversion of management’s attention, negative publicity, or legal proceedings from efforts to complete the merger with BAM.
•limits on the ability to pursue alternatives to the merger with BAM.
•restrictions on business activities while the BAM merger agreement is in effect.
•results differing from assumptions, estimates, and models.
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
•strained shareholder relationships or disadvantageous takeover proposals.
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
Under U.S. GAAP, premium collections for deferred annuities are reported as deposit liabilities instead of as revenues. Similarly, cash payments to policyholders are reported as decreases in the liabilities for policyholder account balances and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders, net realized gains (losses) on investments and changes in fair value of derivatives. Components of expenses for products accounted for as deposit liabilities are interest sensitive and index product benefits (primarily interest credited to account balances), changes in fair value of embedded derivatives, changes in market risk benefits, amortization of deferred sales inducements and deferred policy acquisition costs, other operating costs and expenses and income taxes.
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
During the first six months of 2023, we continued to advance our AEL 2.0 strategy as we executed against the four key pillars. Key areas of advancement included the following:
•We increased sales to $3.4 billion during the first six months of 2023, with fixed index annuities representing $2.8 billion of total sales. Total sales during the second quarter of 2023 were $2.0 billion, with fixed index annuities representing $1.9 billion of total sales. Fixed index annuity sales during the second quarter of 2023 increased 95% compared to the first quarter of 2023.
•We continued to increase our allocation of investments to private assets. As of June 30, 2023, approximately $12.3 billion or 24.9% of our investment portfolio consisted of private assets.
•Effective February 8, 2023, we executed an amendment to our reinsurance agreement with AeBe ISA LTD ("AeBe") under which we ceded $228 million of flow multi-year guarantee annuity business contributing to a total of $1,456.0 million of flow reinsurance during the six months ending June 30, 2023, including $821.4 million during the second quarter of 2023.
•We repurchased 7.3 million shares of Company common stock, of which 2.5 million shares were repurchased in the open market at an average price of $38.24 and 4.8 million shares were delivered under an accelerated stock repurchase program (ASR) at an average price of $33.12. The ASR was executed on March 17, 2023 with 80% of the shares delivered upon execution. The ASR was terminated on July 13, 2023.

On November 28, 2022 S&P affirmed its "A-" financial strength rating on American Equity Life and its "BBB-" long-term issuer credit rating on American Equity Investment Life Holding Company. On July 6, 2023, S&P put all ratings for American Equity on negative watch due to the announcement of the Agreement and Plan of Merger with Brookfield Reinsurance Ltd on July 4, 2023.
On July 6, 2023, Fitch affirmed its "A-" financial strength rating on American Equity Investment Life Insurance Company and its life insurance subsidiaries, its "BBB" issuer default rating on American Equity Investment Life Holding Company and its "BBB-" senior unsecured debt ratings, and revised its outlook to "stable" from "negative" on its financial strength, issuer default and senior unsecured debt ratings.
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
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average yield on invested assets	4.42%	4.33%	4.44%	4.24%
Aggregate cost of money	1.85%	1.69%	1.82%	1.66%
Aggregate investment spread	2.57%	2.64%	2.62%	2.58%

Impact of:
Investment yield - additional prepayment income	0.01%	0.05%	0.01%	0.04%
Cost of money benefit from over hedging	0.03%	0.02%	0.02%	0.02%
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
Average yield on invested assets increased as compared to the prior periods primarily as a result of new money yields and the benefit of higher short-term interest rates on our floating rate portfolio partly offset by weaker returns on partnerships and other mark to market assets and lower prepayment income. See Net investment income. The aggregate cost of money increased primarily due to an increase in option costs as compared to the prior periods. We have the flexibility to reduce our crediting rates if necessary and could decrease our cost of money by approximately 88 basis points if we reduce current rates to guaranteed minimums.

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022
Annuity deposits by product type collected during the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
American Equity Investment Life Insurance Company:
Fixed index annuities	$1,471,638	$671,696	$2,207,477	$1,427,676
Annual reset fixed rate annuities	834	1,140	1,527	2,202
Multi-year fixed rate annuities	37,032	485	193,066	2,830
Single premium immediate annuities	278	3,073	705	16,526
	1,509,782	676,394	2,402,775	1,449,234
Eagle Life Insurance Company:
Fixed index annuities	406,273	104,374	634,872	231,128
Annual reset fixed rate annuities	1,770	—	3,039	7
Multi-year fixed rate annuities	82,932	123	331,161	2,463
	490,975	104,497	969,072	233,598
Consolidated:
Fixed index annuities	1,877,911	776,070	2,842,349	1,658,804
Annual reset fixed rate annuities	2,604	1,140	4,566	2,209
Multi-year fixed rate annuities	119,964	608	524,227	5,293
Single premium immediate annuities	278	3,073	705	16,526
Total before coinsurance ceded	2,000,757	780,891	3,371,847	1,682,832
Coinsurance ceded	825,526	215,452	1,463,525	429,015
Net after coinsurance ceded	$1,175,231	$565,439	$1,908,322	$1,253,817
Annuity deposits before and after coinsurance ceded increased 156% and 108%, respectively, during the second quarter of 2023 compared to the same period in 2022 and increased 100% and 52%, respectively, during the six months ended June 30, 2023 compared to the same period in 2022. The increases in sales for the three and six months ended June 30, 2023 compared to the same periods in 2022 were primarily driven by increases in fixed index annuity sales as a result of our income product sales, which benefited from a higher demand for guaranteed income solutions as a result of high volatility in the markets. In addition, annuity deposits for the six months ended June 30, 2023 benefited from an increase in multi-year fixed rate annuities (MYGA) which reflects pricing support from the execution of the amendment to our reinsurance agreement with AeBe to cede new MYGA flow business beginning in the first quarter of 2023.
We began ceding certain fixed rate annuities issued after February 8, 2023 to AeBe, and we have continued to increase the amount of business ceded to North End Re under the reinsurance agreement executed in 2021, both of which contributed to the increases in coinsurance ceded annuity deposits for the three and six months ended June 30, 2023 compared to the same periods of 2022.
Net income available to common stockholders decreased to $344.4 million in the second quarter of 2023 and decreased to $177.5 million for the six months ended June 30, 2023 compared to $752.4 million and $1.4 billion for the same periods in 2022. The decreases in net income available to common stockholders for the three and six months ended June 30, 2023 were driven primarily by increases in the change in fair value of embedded derivatives, decreases in net investment income, decreases in market risk benefit gains and increases in other operating costs and expenses. These changes were partially offset by increases in the change in fair value of derivatives, increases in annuity product charges, decreases in index credits to policyholders and increases in other revenue.
Net income, in general, is impacted by the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) decreased 11.1% to $47.1 billion for the second quarter of 2023 and 11.0% to $47.2 billion for the six months ended June 30, 2023 compared to $52.9 billion and $53.0 billion for the same periods in 2022. Our investment spread measured in dollars was $315.5 million for the second quarter of 2023 and $656.0 million for the six months ended June 30, 2023 compared to $362.5 million and $708.9 million for the same periods in 2022. Net investment income for the three and six months ended June 30, 2023 was negatively impacted by the lower volumes of business in force as a result of in-force reinsurance transactions executed in 2022, which was partly offset by the benefits to net investment income from higher short-term interest rates on our floating rate portfolio and attractive new money rates (see Net investment income).
Net income was also impacted by the change in fair value of derivatives and embedded derivatives, which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income for the three and six months ended June 30, 2023 was negatively impacted by increases in the change in fair value embedded derivatives due to increases in the fair value of the call options acquired to fund index credits and smaller increases in the discount rates used to estimate the fair value of our embedded derivative liabilities, the impacts of which were partially offset by increases in the change in fair value of derivatives. See Change in fair value of derivatives and Change in fair value of embedded derivatives.

Net income was also impacted by the change in the market risk benefits which fluctuates from period to period primarily based on changes in interest rates, equity market movement, equity index volatility, and policyholder behavior. Net income for the three and six months ended June 30, 2023 was negatively impacted by increases in the expense associated with the change in the market risk benefit primarily due to smaller increases in interest rates in 2023 compared to 2022 partially offset by improved equity market performance, smaller policyholder experience variations and higher surrenders of policies with a lifetime income benefit rider. See Market risk benefit (gains) losses.
Non-GAAP operating income available to common stockholders, a non-GAAP financial measure, decreased to $127.6 million in the second quarter of 2023 and decreased to $252.0 million for the six months ended June 30, 2023 compared to $151.2 million and $258.3 million for the same periods in 2022.
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
The adjustments made to net income available to common stockholders to arrive at non-GAAP operating income available to common stockholders for the three and six months ended June 30, 2023 and 2022 are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Reconciliation from net income available to common stockholders to non-GAAP operating income available to common stockholders:
Net income available to American Equity Investment Life Holding Company common stockholders	$344,444	$752,374	$177,531	$1,420,920
Adjustments to arrive at non-GAAP operating income available to common stockholders:
Net realized losses on financial assets, including credit losses	22,737	37,054	47,121	50,779
Change in fair value of derivatives and embedded derivatives	(124,816)	(470,813)	81,386	(1,318,020)
Capital markets impact on the change in fair value of market risk benefits	(184,700)	(335,330)	(47,750)	(216,417)
Net investment income	4,609	—	2,118	—
Other revenue	5,969	—	11,938	—
Income taxes	59,373	167,944	(20,392)	321,034
Non-GAAP operating income available to common stockholders	$127,616	$151,229	$251,952	$258,296
The decreases in non-GAAP operating income available to common stockholders for the three and six months ended June 30, 2023 compared to the same periods in 2022 were primarily due to decreases in net investment income and increases in other operating costs and expenses partially offset by increases in annuity product charges, decreases in interest credited to account balances and increases in other revenues. In addition, the six months ended June 30, 2023 benefited from lower market risk benefits expense. The lower market risk benefit expense was a result of a benefit from the in-force reinsurance transactions executed in 2022 as well as a favorable change in the amortization of net deferred capital market impacts partially offset by the impact of an increase in interest accrued on the market risk benefits compared to the same period in 2022.

Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 29% to $71.6 million in the second quarter of 2023 and 24% to $134.2 million for the six months ended June 30, 2023 compared to $55.5 million and $107.9 million for the same periods in 2022. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Surrender charges	$33,777	$15,345	$60,319	$30,886
Lifetime income benefit riders (LIBR) fees	37,865	40,169	73,914	76,983
	$71,642	$55,514	$134,233	$107,869

Withdrawals from annuity policies subject to surrender charges	$600,116	$190,117	$1,060,883	$457,453
Average surrender charge collected on withdrawals subject to surrender charges	5.6%	8.1%	5.7%	6.8%

Fund values on policies subject to LIBR fees	$4,262,013	$5,200,583	$8,648,611	$9,757,799
Weighted average per policy LIBR fee	0.81%	0.77%	0.81%	0.79%
The increases in annuity product charges for the three and six months ended June 30, 2023 compared to the same periods in 2022 were attributable to increases in withdrawals from annuity policies subject to surrender charges partially offset by decreases in fees assessed for lifetime income benefit riders due to a smaller volume of business in force subject to the fee.
Net investment income decreased 8% to $542.7 million in the second quarter of 2023 and 5% to $1,104.0 million for the six months ended June 30, 2023 compared to $592.3 million and $1,159.7 million for the same periods in 2022. The decreases were primarily attributable to decreases in the average invested asset balances partially offset by increases in the average yield earned on average invested assets during the three and six months ended June 30, 2023 compared to the same periods in 2022. Average invested assets excluding derivative instruments decreased 10% to $49.1 billion for the second quarter of 2023 and 10% to $49.4 billion for the six months ended June 30, 2023 compared to $54.8 billion and $54.7 billion for the same periods in 2022.
The average yield earned on average invested assets was 4.42% for the second quarter of 2023 and 4.44% for the six months ended June 30, 2023 compared to 4.33% and 4.24% for the same periods in 2022. The increases in yield earned on average invested assets for the three and six months ended June 30, 2023 compared to the same periods in 2022 were primarily due to higher short-term interest rates on our floating rate portfolio and attractive new money rates partially offset by weaker returns on partnerships and other mark to market assets and lower prepayment income.
The expected return on investments purchased during the three and six months ended June 30, 2023 was 6.54% and 6.86%, net of third-party investment management expenses, including $0.8 billion of privately sourced assets with an expected return of 7.14%, and $2.1 billion of privately sourced assets with an expected return of 7.60% for the three and six months ended June 30, 2023, respectively. The expected return on investments purchased during the three and six months ended June 30, 2022 was 4.88% and 3.97%, net of third-party investment management expenses, including $1.4 billion of privately sourced assets with an expected return of 5.10% and $2.3 billion of privately sourced assets with an expected return of 5.22% for the three and six months ended June 30, 2022, respectively.
Change in fair value of derivatives primarily consists of call options purchased to fund annual index credits on fixed index annuities. The components of change in fair value of derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Call options:
Gain (loss) on option expiration	$(91,827)	$(46,777)	$(244,711)	$5,010
Change in unrealized gains/losses	326,710	(454,988)	523,038	(985,223)
Warrants	(115)	(750)	1,206	179
Interest rate swaps	7,971	(3,666)	9,096	(3,666)
	$242,739	$(506,181)	$288,629	$(983,700)

The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based which impacts the level of gains on call option expirations, the fair values of those call options and changes in the fair values of those call options between periods. The changes in gain (loss) on option expiration and unrealized gains/losses on call options for the three and six months ended June 30, 2023 compared to the same periods in 2022 are due to equity market performance for the three and six months ended June 30, 2023 compared to the same periods in 2022. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
S&P 500 Index
Point-to-point strategy	0.0% - 10.1%	0.0% - 7.0%	0.0% - 10.1%	0.0% - 12.5%
Monthly average strategy	0.0% - 8.0%	0.0% - 8.0%	0.0% - 8.0%	0.0% - 8.6%
Monthly point-to-point strategy	0.0 - 1.0%	0.0% - 3.0%	0.0% - 1.0%	0.0% - 12.9%
Volatility control index point-to-point strategy	0.0 - 5.4%	0.0% - 2.4%	0.0% - 5.4%	0.0% - 7.3%
Fixed income (bond index) strategies	0.0% - 5.9%	0.0% - 6.5%	0.0% - 6.0%	0.0% - 6.5%
The change in fair value of derivatives is also influenced by the aggregate cost of options purchased. The aggregate cost of options for the three and six months ended June 30, 2023 was higher than for the same periods in 2022 as option costs were higher during the first half of 2023 compared to the same period of 2022. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2022.
Net realized gains (losses) on investments includes gains and losses on the sale of securities and other investments and changes in allowances for credit losses on our securities and mortgage loans on real estate. Net realized gains (losses) on investments fluctuate from year to year primarily due to changes in the interest rate and economic environment and the timing of the sale of investments. See Note 3 - Investments and Note 4 - Mortgage Loans on Real Estate to our unaudited consolidated financial statements and Financial Condition - Credit Losses for a detailed presentation of the types of investments that generated the gains (losses) as well as discussion of credit losses on securities recognized during the periods presented and Financial Condition - Investments and Note 4 - Mortgage Loans on Real Estate to our unaudited consolidated financial statements for discussion of credit losses recognized on mortgage loans on real estate.
Securities sold at losses are generally due to our long-term fundamental concern with the issuers' ability to meet their future financial obligations or to improve our risk or duration profiles as they pertain to our asset liability management.
Other revenue increased 78% to $16.7 million in the second quarter of 2023 and 82% to $33.1 million for the six months ended June 30, 2023 compared to $9.4 million and $18.2 million for the same periods in 2022. The components of other revenue are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Asset liability management fees	$5,031	$3,021	$11,022	$5,926
Amortization of deferred gain	11,705	6,387	22,108	12,299
	$16,736	$9,408	$33,130	$18,225
The increases in other revenue for the three and six months ended June 30, 2023 compared to the same periods in 2022 were due to the increase in business ceded under the North End Re reinsurance treaty which was effective July 1, 2021 and the execution of a new in-force reinsurance transaction with AeBe which was effective October 3, 2022.
Interest sensitive and index product benefits decreased 13% to $122.4 million in the second quarter of 2023 and 58% to $180.3 million for the six months ended June 30, 2023 compared to $140.3 million and $428.3 million for the same periods in 2022. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Index credits on index policies	$65,507	$72,398	$69,040	$296,783
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	56,880	67,948	111,258	131,480
	$122,387	$140,346	$180,298	$428,263

The decreases in index credits for the three and six months ended June 30, 2023 compared to the same periods in 2022 were due to changes in the level of appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $69.4 million and $73.1 million for the three and six months ended June 30, 2023, compared to $75.1 million and $303.2 million for the same periods in 2022. The decreases in interest credited for the three and six months ended June 30, 2023 compared to the same periods in 2022 were due to a reduction in interest credited to funds allocated to the fixed option strategy within our fixed index annuities due to a decrease in the average balance allocated to the fixed option strategy partially offset by an increase in deferred annuity products that receive a fixed rate of interest.
Market risk benefits (gains) losses decreased 52% to $(144.1) million in the second quarter of 2023 and 137% to $39.6 million for the six months ended June 30, 2023 compared to $(299.3) million and $(107.4) million for the same periods in 2022. The decreases in market risk benefits (gains) losses for the three and six months ended June 30, 2023 compared to the same periods in 2022 were primarily due to smaller interest rate increases in 2023 compared to the same periods in 2022 partially offset by a benefit from improved equity market performance, smaller policyholder experience variations in 2023 due to lower than expected utilization, and higher surrenders of policies with a lifetime income benefit rider. See Note 8 - Policyholder Liabilities to our unaudited consolidated financial statements for further discussion on market risk benefits.
Amortization of deferred sales inducements increased 5% to $47.0 million in the second quarter of 2023 and 4% to $93.6 million for the six months ended June 30, 2023 compared to $44.7 million and $89.8 million for the same periods in 2022. Amortization of deferred sales inducements is calculated on a constant-level basis over the expected term of the related contracts. Bonus products represented 62% and 67% of our net annuity account values at June 30, 2023 and June 30, 2022, respectively. See Note 7 - Deferred Policy Acquisition Costs and Deferred Sales Inducements to our unaudited consolidated financial statements for further discussion on deferred sales inducements.
Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives (see Note 6 - Derivative Instruments to our unaudited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Fixed index annuities - embedded derivatives	$233,514	$(686,562)	$573,574	$(1,877,767)
Reinsurance related embedded derivative	(19,750)	(199,422)	44,630	(401,866)
	$213,764	$(885,984)	$618,204	$(2,279,633)
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
The primary reasons for the increases in the change in fair value of the fixed index annuity embedded derivatives during the three and six months ended June 30, 2023 compared to the same periods of 2022 were due to increases in the fair value of the call options acquired to fund the index credits during the three and six months ended June 30, 2023 compared to decreases in the value of the call options during the three and six months ended June 30, 2022 and smaller increases in the net discount rates used in the calculation during the three and six months ended June 30, 2023 compared to the same periods in 2022 partially offset by lower index credits during the three and six months ended June 30, 2023 compared to the same periods in 2022. The discount rates used in estimating our embedded derivative liabilities fluctuate based on the changes in the general level of risk free interest rates and our own credit spread.
The reinsurance agreements executed in 2022 with AeBe and 2021 with North End Re to cede certain fixed index annuity product liabilities on a coinsurance funds withheld and modified coinsurance basis contain embedded derivatives. The fair value of these embedded derivatives are based on the unrealized gains and losses of the underlying assets held in the funds withheld and modified coinsurance portfolios. For the three months ended June 30, 2023, the fair value of the assets decreased while for the six months ended June 30, 2023 the fair value of the assets increased, compared to decreases in the fair value of the assets for the three and six months ended June 30, 2022. See Note 6 - Derivative Instruments for discussion on this embedded derivative.
Amortization of deferred policy acquisition costs decreased 6% to $68.5 million in the second quarter of 2023 and 6% to $136.7 million for the six months ended June 30, 2023 compared to $72.5 million and $145.5 million for the same periods in 2022. Amortization of deferred policy acquisition costs is calculated on a constant-level basis over the expected term of the related contracts. The decrease in amortization for the three and six months ended June 30, 2023 compared to the same periods in 2022 is due to a lower overall deferred policy acquisition balance in 2023 compared to 2022 primarily due to a write-off of deferred policy acquisition costs associated with in-force reinsurance transactions executed in the third and fourth quarters of 2022. See Note 7 - Deferred Policy Acquisition Costs and Deferred Sales Inducements to our unaudited consolidated financial statements for further discussion on deferred policy acquisition costs.

Other operating costs and expenses increased 26% to $75.7 million in the second quarter of 2023 and 27% to $149.7 million for the six months ended June 30, 2023 compared to $59.9 million and $117.7 million for the same periods in 2022 and are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Salary and benefits	$63,387	$33,060	$111,639	$69,247
Other	12,310	26,812	38,062	48,420
Total other operating costs and expenses	$75,697	$59,872	$149,701	$117,667
Salary and benefits increased $30.3 million for the three months ended June 30, 2023 and $42.4 million for the six months ended June 30, 2023 compared to the same periods in 2022, primarily due to expense associated with a strategic incentive award granted in November 2022 as well as an increase in expense associated with our equity and cash incentive compensation programs.
Other expenses decreased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due lower professional fees, non-deferrable marketing and sales expenses and lower depreciation and maintenance expenses related to software and hardware assets.
Income tax expense was $95.7 million in the second quarter of 2023 and $59.6 million for the six months ended June 30, 2023 compared to $211.4 million and $396.6 million for the same periods in 2022. The changes in income tax expense were primarily due to changes in income before income taxes as well as changes in the effective income tax rates. The effective income tax rates for the three and six months ended June 30, 2023 were 21.2% and 23.0%, respectively, and 21.7% and 21.6% for the same periods in 2022, respectively.
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
The composition of our investment portfolio is summarized as follows:

	June 30, 2023		December 31, 2022
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
U.S. Government and agencies	$175,462	0.4%	$169,071	0.4%
States, municipalities and territories	3,261,318	7.2%	3,822,943	8.5%
Foreign corporate securities and foreign governments	519,466	1.1%	616,938	1.4%
Corporate securities	18,254,340	40.0%	20,201,774	44.8%
Residential mortgage backed securities	1,316,563	2.9%	1,366,927	3.0%
Commercial mortgage backed securities	3,260,792	7.1%	3,447,075	7.6%
Other asset backed securities	6,725,121	14.7%	5,155,254	11.4%
Total fixed maturity securities	33,513,062	73.4%	34,779,982	77.1%
Mortgage loans on real estate	7,150,041	15.7%	6,778,977	15.0%
Real estate investments	1,270,213	2.8%	1,056,063	2.3%
Limited partnerships and limited liability companies	1,649,959	3.6%	1,266,779	2.8%
Derivative instruments	1,131,597	2.5%	431,727	1.0%
Other investments	909,289	2.0%	829,900	1.8%
	45,624,161	100.0%	45,143,428	100.0%
Coinsurance investments (1)	5,894,613		6,181,870
	$51,518,774		$51,325,298
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
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	June 30, 2023			December 31, 2022
Rating Agency Rating	Amortized Cost	Carrying Amount	Percent of Fixed Maturity Securities	Amortized Cost	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$23,940,750	$21,363,629	63.7%	$24,462,459	$21,723,282	62.5%
Baa	13,112,008	11,537,084	34.4%	14,228,490	12,434,302	35.7%
Total investment grade	37,052,758	32,900,713	98.1%	38,690,949	34,157,584	98.2%
Ba	529,257	454,719	1.4%	554,605	485,166	1.4%
B	119,610	107,675	0.3%	94,185	79,058	0.2%
Caa	18,915	17,502	0.1%	20,020	18,540	0.1%
Ca and lower	36,340	32,453	0.1%	40,664	39,634	0.1%
Total below investment grade	704,122	612,349	1.9%	709,474	622,398	1.8%
	37,756,880	33,513,062	100.0%	39,400,423	34,779,982	100.0%
Coinsurance investments (1)	5,566,135	5,167,395		5,465,596	5,024,635
	$43,323,015	$38,680,457		$44,866,019	$39,804,617
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
There are 20 NAIC designation modifiers that are applied to each NAIC designation to determine a security's NAIC designation category.
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

A summary of our fixed maturity securities by NAIC designation is as follows:

	June 30, 2023				December 31, 2022
NAIC Designation	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$24,100,091	$21,497,873	$21,497,873	64.1%	$24,466,961	$21,752,775	$21,752,775	62.5%
2	12,987,640	11,438,235	11,438,235	34.1%	14,185,506	12,398,001	12,398,001	35.6%
3	548,122	470,165	470,165	1.4%	562,190	490,198	490,198	1.5%
4	102,614	92,058	92,058	0.4%	109,409	91,495	91,495	0.3%
5	6,765	6,917	6,917	—%	61,721	36,738	36,738	0.1%
6	11,648	7,814	7,814	—%	14,636	10,775	10,775	—%
	37,756,880	33,513,062	33,513,062	100.0%	39,400,423	34,779,982	34,779,982	100.0%
Coinsurance investments (1)	5,566,135	5,167,395	5,167,395		5,465,596	5,024,635	5,024,635
	$43,323,015	$38,680,457	$38,680,457		$44,866,019	$39,804,617	$39,804,617
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.
The amortized cost and fair value of fixed maturity securities at June 30, 2023, by contractual maturity, are presented in Note 3 - Investments to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses, Net of Allowance	Allowance for Credit Losses	Fair Value
		(Dollars in thousands)
June 30, 2023
Fixed maturity securities, available for sale:
U.S. Government and agencies	30	$148,017	$(3,691)	$—	$144,326
States, municipalities and territories	488	3,094,287	(470,775)	—	2,623,512
Foreign corporate securities and foreign governments	38	538,018	(68,904)	—	469,114
Corporate securities	1,895	19,257,653	(2,892,512)	(3,132)	16,362,009
Residential mortgage backed securities	240	1,323,099	(126,419)	(67)	1,196,613
Commercial mortgage backed securities	323	3,670,414	(463,477)	—	3,206,937
Other asset backed securities	664	5,743,866	(311,673)	(947)	5,431,246
	3,678	33,775,354	(4,337,451)	(4,146)	29,433,757
Coinsurance investments (1)	622	3,365,260	(475,110)	—	2,890,150
	4,300	$37,140,614	$(4,812,561)	$(4,146)	$32,323,907

December 31, 2022
Fixed maturity securities, available for sale:
U.S. Government and agencies	27	$165,746	$(4,637)	$—	$161,109
States, municipalities and territories	514	3,265,080	(574,814)	—	2,690,266
Foreign corporate securities and foreign governments	43	590,944	(74,151)	—	516,793
Corporate securities	2,103	21,393,656	(3,224,609)	(3,214)	18,165,833
Residential mortgage backed securities	219	1,235,672	(126,368)	(133)	1,109,171
Commercial mortgage backed securities	339	3,750,331	(391,966)	—	3,358,365
Other asset backed securities	567	4,579,149	(382,563)	—	4,196,586
	3,812	34,980,578	(4,779,108)	(3,347)	30,198,123
Coinsurance investments (1)	698	3,085,834	(504,739)	—	2,581,095
	4,510	$38,066,412	$(5,283,847)	$(3,347)	$32,779,218
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.
The unrealized losses at June 30, 2023 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at June 30, 2023. Approximately 98% of the unrealized losses on fixed maturity securities shown in the above table for both June 30, 2023 and December 31, 2022 are on securities that are rated investment grade, defined as being the highest two NAIC designations.
The decrease in unrealized losses from December 31, 2022 to June 30, 2023 was primarily due to a decrease in treasury yields and changes in credit spreads during the six months ended June 30, 2023. The 10-year U.S. Treasury yields at June 30, 2023 and December 31, 2022 were 3.81% and 3.88%, respectively. The 30-year U.S. Treasury yields at June 30, 2023 and December 31, 2022 were 3.85% and 3.97%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses (1)	Percent of Total
	(Dollars in thousands)
June 30, 2023
1	$18,821,965	63.9%	$(2,670,708)	61.6%
2	10,051,305	34.1%	(1,578,017)	36.4%
3	464,989	1.6%	(77,010)	1.8%
4	92,058	0.4%	(10,520)	0.2%
5	87	—%	(23)	—%
6	3,353	—%	(1,173)	—%
	29,433,757	100.0%	(4,337,451)	100.0%
Coinsurance investments (2)	2,890,150		(475,110)
	$32,323,907		$(4,812,561)

December 31, 2022
1	$18,396,691	60.9%	$(2,836,027)	59.4%
2	11,207,008	37.1%	(1,825,520)	38.2%
3	465,867	1.6%	(72,976)	1.5%
4	89,686	0.3%	(17,922)	0.4%
5	29,075	0.1%	(25,037)	0.5%
6	9,796	—%	(1,626)	—%
	30,198,123	100.0%	(4,779,108)	100.0%
Coinsurance investments (2)	2,581,095		(504,739)
	$32,779,218		$(5,283,847)
(1)Gross unrealized losses have been adjusted to reflect the allowance for credit loss of $4.1 million and $3.3 million as of June 30, 2023 and December 31, 2022, respectively.
(2)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022, along with a description of the factors causing the unrealized losses is presented in Note 3 - Investments to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

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
		(Dollars in thousands)
June 30, 2023
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	555	$4,667,238	$4,507,602	$(159,636)
Six months or more and less than twelve months	505	2,950,259	2,764,183	(186,076)
Twelve months or greater	2,528	25,504,498	21,601,485	(3,903,013)
Total investment grade	3,588	33,121,995	28,873,270	(4,248,725)
Below investment grade:
Less than six months	11	53,886	45,958	(7,928)
Six months or more and less than twelve months	4	9,109	8,356	(753)
Twelve months or greater	75	586,218	506,173	(80,045)
Total below investment grade	90	649,213	560,487	(88,726)
	3,678	33,771,208	29,433,757	(4,337,451)
Coinsurance investments (2)	622	3,365,260	2,890,150	(475,110)
	4,300	$37,136,468	$32,323,907	$(4,812,561)

December 31, 2022
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	984	$6,296,895	$5,968,793	$(328,102)
Six months or more and less than twelve months	2,308	24,207,057	20,481,666	(3,725,391)
Twelve months or greater	427	3,761,294	3,153,240	(608,054)
Total investment grade	3,719	34,265,246	29,603,699	(4,661,547)
Below investment grade:
Less than six months	12	51,711	47,494	(4,217)
Six months or more and less than twelve months	34	319,964	265,726	(54,238)
Twelve months or greater	47	340,310	281,204	(59,106)
Total below investment grade	93	711,985	594,424	(117,561)
	3,812	34,977,231	30,198,123	(4,779,108)
Coinsurance investments (2)	698	3,085,834	2,581,095	(504,739)
	4,510	$38,063,065	$32,779,218	$(5,283,847)
(1)Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss of $4.1 million and $3.3 million as of June 30, 2023 and December 31, 2022, respectively.
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

The amortized cost and fair value of fixed maturity securities (excluding U.S. Government and agencies) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20%, when comparing fair value to amortized cost, and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost, Net of Allowance (1)	Fair Value	Gross Unrealized Losses, Net of Allowance (1)
		(Dollars in thousands)
June 30, 2023
Investment grade:
Less than six months	166	$2,046,658	$1,603,782	$(442,876)
Six months or more and less than twelve months	106	1,328,420	1,006,894	(321,526)
Twelve months or greater	278	4,270,821	3,042,673	(1,228,148)
Total investment grade	550	7,645,899	5,653,349	(1,992,550)
Below investment grade:
Less than six months	9	78,830	60,367	(18,463)
Six months or more and less than twelve months	4	19,917	13,082	(6,835)
Twelve months or greater	3	17,827	12,904	(4,923)
Total below investment grade	16	116,574	86,353	(30,221)
	566	7,762,473	5,739,702	(2,022,771)
Coinsurance investments (2)	323	1,195,456	842,611	(352,845)
	889	$8,957,929	$6,582,313	$(2,375,616)
December 31, 2022
Investment grade:
Less than six months	333	$3,955,378	$3,062,075	$(893,303)
Six months or more and less than twelve months	299	4,496,559	3,146,868	(1,349,691)
Twelve months or greater	1	40,351	26,854	(13,497)
Total investment grade	633	8,492,288	6,235,797	(2,256,491)
Below investment grade:
Less than six months	8	61,481	47,057	(14,424)
Six months or more and less than twelve months	7	111,990	71,271	(40,719)
Twelve months or greater	—	—	—	—
Total below investment grade	15	173,471	118,328	(55,143)
	648	8,665,759	6,354,125	(2,311,634)
Coinsurance investments (2)	423	1,250,509	859,395	(391,114)
	1,071	$9,916,268	$7,213,520	$(2,702,748)
(1) Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss of $4.1 million and $3.3 million as of June 30, 2023 and December 31, 2022, respectively.
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

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
June 30, 2023
Due in one year or less	$413,286	$403,964
Due after one year through five years	3,492,904	3,273,371
Due after five years through ten years	4,453,942	3,941,461
Due after ten years through twenty years	6,384,470	5,453,696
Due after twenty years	8,293,373	6,526,469
	23,037,975	19,598,961
Residential mortgage backed securities	1,323,099	1,196,613
Commercial mortgage backed securities	3,670,414	3,206,937
Other asset backed securities	5,743,866	5,431,246
	33,775,354	29,433,757
Coinsurance investments (1)	3,365,260	2,890,150
	$37,140,614	$32,323,907

December 31, 2022
Due in one year or less	$567,599	$563,298
Due after one year through five years	3,591,040	3,377,197
Due after five years through ten years	4,844,271	4,280,762
Due after ten years through twenty years	7,443,657	6,377,081
Due after twenty years	8,968,858	6,935,663
	25,415,425	21,534,001
Residential mortgage backed securities	1,235,672	1,109,171
Commercial mortgage backed securities	3,750,331	3,358,365
Other asset backed securities	4,579,149	4,196,586
	34,980,577	30,198,123
Coinsurance investments (1)	3,085,834	2,581,095
	$38,066,411	$32,779,218
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.

International Exposure
We hold fixed maturity securities with international exposure. As of June 30, 2023, 14.1% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. Our fixed maturity securities with international exposure are primarily denominated in U.S. dollars. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	June 30, 2023
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
Europe	$1,998,148	$1,746,765	5.2%
Asia/Pacific	379,172	322,927	1.0%
Latin America	295,587	262,469	0.8%
Non-U.S. North America	1,079,337	956,190	2.9%
Australia & New Zealand	880,105	782,026	2.3%
Other	726,219	635,964	1.9%
	5,358,568	4,706,341	14.1%
Coinsurance investments (1)	1,353,380	1,241,063
	$6,711,948	$5,947,404
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.
All of the securities presented in the table above are investment grade (NAIC designation of either 1 or 2), except for the following:

	June 30, 2023
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
Europe	$95,514	$82,825
Asia/Pacific	26	22
Latin America	45,537	43,033
Non-U.S. North America	22,963	19,644
Australia & New Zealand	268	224
Other	22,487	20,372
	186,795	166,120
Coinsurance investments (1)	67,920	47,888
	$254,715	$214,008
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e., significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of credit losses. As part of this assessment, we review not only a change in current price relative to amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. For corporate issuers, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. For structured securities, we evaluate changes in factors such as collateral performance, default rates, loss severity and expected cash flows. At June 30, 2023, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance	Net Unrealized Gains (Losses), Net of Allowance	Fair Value
		(Dollars in thousands)
States, municipalities and territories	1	$20,657	$—	$20,657	$(3,339)	$17,318
Corporate securities - Public securities	3	3,990	—	3,990	(140)	3,850
Corporate securities - Private placement securities	1	7,658	(3,132)	4,526	(1,463)	3,063
Residential mortgage backed securities	15	14,016	(67)	13,949	(1,647)	12,302
Commercial mortgage backed securities	12	101,927	—	101,927	(17,126)	84,801
Other asset backed securities	1	1,879	—	1,879	19	1,898
Collateralized loan obligations	24	160,319	(947)	159,372	(30,283)	129,089
	57	$310,446	$(4,146)	$306,300	$(53,979)	$252,321
We expect to recover the unrealized losses, net of allowances, as we did not have the intent to sell and it is not more likely than not that we would be required to sell these securities prior to recovery of the amortized cost basis, net of allowances. Our analysis of these securities and their credit performance at June 30, 2023 is as follows:
States, municipalities and territories: The decline in value of this security is primarily due to the security being recently restructured as part of bankruptcy proceedings and uncertainty around the impact of the restructure.
Corporate securities: The corporate securities included on the watch list primarily represent a security in the utilities industry that is under financial stress due to the impact of power outages.
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
During the three and six months ended June 30, 2023, we recognized $46.2 million and $47.1 million, respectively, of credit losses primarily due to losses realized on securities in the regional banking sector.
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

Mortgage Loans on Real Estate
Our financing receivables consist of three mortgage loan portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our commercial mortgage loan portfolio consists of loans with an outstanding principal balance of $3.5 billion and $3.6 billion as of June 30, 2023 and December 31, 2022, respectively. This portfolio consists of mortgage loans collateralized by the related properties and is diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $582.7 million and $567.6 million as of June 30, 2023 and December 31, 2022, respectively. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $3.2 billion and $2.8 billion as of June 30, 2023 and December 31, 2022, respectively. These loans are collateralized by the related properties and diversified as to location within the United States. Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.
At June 30, 2023 and December 31, 2022, the largest principal amount outstanding for any single commercial mortgage loan was $83.3 million and $83.3 million, respectively, and the average loan size was $5.9 million and $5.8 million, respectively. In addition, the average loan-to-value ratio for commercial and agricultural mortgage loans combined was 52.4% and 51.4% at June 30, 2023 and December 31, 2022, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan-to-value ratio is indicative of our conservative underwriting policies and practices for originating mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 - Mortgage Loans on Real Estate to our unaudited consolidated financial statements in this Form 10-Q, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund mortgage loans up to 90 days in advance. At June 30, 2023, we had commitments to fund commercial mortgage loans totaling $246.3 million, with interest rates ranging from 7.11% to 10.23%. During 2023 and 2022, the commercial mortgage loan industry has been very competitive due to relatively attractive returns that can be realized on mortgage loans. For the six months ended June 30, 2023, we received $99.4 million in cash for loans being paid in full compared to $211.1 million for the six months ended June 30, 2022. Some of the loans being paid off have either reached their maturity or are nearing maturity. At June 30, 2023, we had commitments to fund agricultural mortgage loans totaling $39.8 million, with interest rates ranging from 6.85% to 7.84%, and had commitments to fund residential mortgage loans totaling $406.9 million with interest rates ranging from 6.70% to 14.20%.
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
We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Commercial, agricultural and residential loans are considered nonperforming when they are 90 days or more past due. Aging of financing receivables is summarized in the following table:

	Current	30-59 days past due	60-89 days past due	Over 90 days past due	Total
As of June 30, 2023:	(Dollars in thousands)
Commercial mortgage loans	$3,529,369	$—	$—	$—	$3,529,369
Agricultural mortgage loans	577,941	3,000	—	—	580,941
Residential mortgage loans	3,129,206	105,398	20,824	48,266	3,303,694
Total mortgage loans	$7,236,516	$108,398	$20,824	$48,266	$7,414,004

As of December 31, 2022:
Commercial mortgage loans	$3,554,558	$—	$—	$—	$3,554,558
Agricultural mortgage loans	562,828	—	—	3,135	565,963
Residential mortgage loans	2,751,261	62,450	16,924	34,843	2,865,478
Total mortgage loans	$6,868,647	$62,450	$16,924	$37,978	$6,985,999

Private Assets
The following table is a breakout of our private asset investments as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
Private Asset Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans
Commercial	$3,305,800	6.7%	$3,384,240	6.8%
Residential	3,454,266	7.0%	3,002,099	6.0%
Agricultural	580,942	1.1%	565,963	1.2%
Total real estate loans	7,341,008	14.8%	6,952,302	14.0%

Private credit
Middle market	1,800,804	3.6%	1,492,727	3.0%
Specialty finance	699,285	1.4%	442,555	0.9%
Infrastructure debt	696,673	1.4%	554,812	1.1%
Total private credit	3,196,762	6.4%	2,490,094	5.0%

Equity
Residential real estate	1,169,209	2.4%	961,263	1.9%
Commercial real estate	106,910	0.2%	116,779	0.2%
Infrastructure	190,000	0.4%	91,485	0.2%
Core private equity	330,666	0.7%	363,892	0.7%
Total equity	1,796,785	3.7%	1,533,419	3.0%
Total private assets	$12,334,555	24.9%	$10,975,815	22.0%
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
Liquidity and Capital Resources
Our insurance subsidiaries generally have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $(491.9) million for the six months ended June 30, 2023 compared to $(768.7) million for the six months ended June 30, 2022, with the increase attributable to a $670.3 million increase in net annuity deposits after coinsurance partially offset by a $393.5 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities, mortgage loans, and other high quality private assets. We have a highly liquid investment portfolio that can be used to meet policyholder and other obligations as needed.

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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2023, up to $369.3 million can yet be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. At June 30, 2023, American Equity Life had $1.9 billion of statutory earned surplus and $4.1 billion of total adjusted capital.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of June 30, 2023, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to maintain its insurer financial strength rating. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
Cash and cash equivalents of the parent holding company at June 30, 2023, were $390.3 million. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions.
In January 2022, American Equity Life became a member of the Federal Home Loan Bank of Des Moines ("FHLB") which provides access to collateralized borrowings and other FHLB products. We may also issue funding agreements to the FHLB. Both the collateralized borrowings and funding agreements require us to pledge qualified assets as collateral. Obligations arising from funding agreements, which totaled $0.0 million as of June 30, 2023 are used in investment spread activities.
New Accounting Pronouncements
See Note 1 - Significant Accounting Policies to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Regulatory Developments
See "Regulation" in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2022, as modified by the following.
Investments Regulation
State laws and regulations limit the amount of investments that our U.S. insurance subsidiaries may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives, and require diversification of investment portfolios. Investments exceeding regulatory limitations may potentially be excluded from admitted assets for purposes of measuring surplus. The Iowa Insurance Division has adopted changes to Iowa law on investment of admitted assets to conform Iowa law more closely to NAIC models in some respects. This new investment law went into effect on July 1, 2023. Under the new law, investment limits are measured as a percentage of the company’s overall admitted assets. In addition, the new law eliminates the requirement for reserve deposits with the Iowa Insurance Department. Certain aggregate limits and single issuer limits have also been adjusted and provide greater flexibility for the investment portfolio.

Privacy and Cybersecurity
* * *
Following June 30, 2023 the SEC adopted new cybersecurity disclosure rules for public companies. Under the rule, registrants must disclose information about material cybersecurity incidents on a Current Report on Form 8-K within four days of concluding that the incident is material. Registrants must also disclose aspects of their cybersecurity risk management.
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
If interest rates were to increase 10% (39 basis points) from levels at June 30, 2023, we estimate that the fair value of our fixed maturity securities would decrease by approximately $1,001.0 million. The impact on stockholders' equity of such decrease (net of income taxes) would be a decrease of $790.8 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of a credit loss) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2022 for a further discussion of the liquidity risk.
The amortized cost of fixed maturity securities that are callable at the option of the issuer, excluding securities with a make-whole provision, was $1.9 billion as of June 30, 2023. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. In addition, we have $7.1 billion of floating rate investments as of June 30, 2023. The majority of these investments are based on the 3 month LIBOR rate and are reset quarterly. We have a plan to transition these investments away from LIBOR in 2023. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At June 30, 2023, approximately 91% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies. At June 30, 2023, approximately 14% of our annuity liabilities were at minimum guaranteed crediting rates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Proceeds received at expiration of options related to such credits	$69,449	$75,115	$73,050	$303,207
Annual index credits to policyholders on their anniversaries	65,507	72,398	69,040	296,783
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of June 30, 2023 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 10 - Commitments and Contingencies to the unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 1, for any required disclosure.
Item 1A. Risk Factors
We describe certain factors that may affect our business or operations under "Risk Factors" in Part I, Item 1A, of our 2022 Annual Report on Form 10-K, as modified by the following. Risk Factors numbers A-1 through A-5 are added, and certain paragraphs in Risk Factors numbers 8, 19, 21, and 24 are amended and restated.
Risks Related to the Brookfield Reinsurance Acquisition
A-1. The consummation of the Merger is subject to a number of conditions, many of which are largely outside the parties’ control, and, if these conditions are not satisfied or waived on a timely basis, the Merger may not be completed within the expected timeframe or at all.
On July 4, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brookfield Reinsurance Ltd. (“Brookfield Reinsurance”), Arches Merger Sub, Inc. (“Merger Sub”) a wholly owned subsidiary of Brookfield Reinsurance, and solely for the purposes set forth in the Merger Agreement, Brookfield Asset Management Ltd. (“BAM”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”) with the Company surviving the Merger and becoming a wholly-owned subsidiary of Brookfield Reinsurance. The completion of the Merger is subject to customary closing conditions, including among others (i) the receipt of approval of the Merger from the Company’s shareholders, (ii) certain regulatory approvals, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval by the Financial Industry Regulatory Authority (“FINRA”) of an application by the Company’s broker-dealer subsidiary under FINRA Rule 1017 and the receipt of required regulatory approvals from certain insurance regulators, (iii) approvals from the New York Stock Exchange and Toronto Stock Exchange for listing of the BAM Class A Stock to be issued as stock consideration in the Merger, (iv) the effectiveness of the registration statement on form F-4 filed by BAM pursuant to which the shares of BAM Class A Stock to be issued as stock consideration will be registered with the SEC, (v) the absence of any injunction or restraint otherwise preventing consummation of the Merger, (vi) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) and (vii) the absence of the imposition of a Burdensome Condition (as defined in the Merger Agreement) by any regulator as part of the regulatory approval process. The obligation of each party to consummate the Merger is also conditioned on the accuracy of the other party’s representations and warranties (subject to certain materiality exceptions) and the other party’s compliance, in all material respects, with its covenants and agreements under the Merger Agreement. Therefore, the Merger may not be completed or may not be completed as timely as expected.
A-2. The failure to satisfy all of the required conditions could delay the completion of the Merger by a significant period of time or prevent it from occurring, which could result in adverse consequences to the Company.
The failure to complete the Merger in a timely manner or the termination of the Merger Agreement could adversely affect the Company’s business, and the Company will be subject to a variety of risks, possible consequences and business uncertainties, including among others: (i) the market price of the Company’s common stock may decline to the extent that the current market price reflects an assumption that the Merger will be consummated; (ii) if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, the Company would be required to pay a termination fee of $102,000,000 to Brookfield Reinsurance; (iii) the Company will have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which it will have received little or no benefit if the Merger is not consummated; and (iv) failure to complete the Merger may result in negative publicity or result in a negative impression of the Company in the investment community and with its policyholders and other stakeholders.
A-3. Efforts to complete the Merger could disrupt the Company’s relationships with third parties and employees, divert management’s attention, or result in negative publicity or legal proceedings, any of which could negatively impact the Company’s operating results and ongoing business.
The Company has expended, and continues to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on its ongoing business and operations. Uncertainty regarding the outcome of the Merger and the Company’s future could disrupt its business relationships with existing and potential policyholders, suppliers, vendors, landlords and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company. Uncertainty regarding the outcome of the Merger could also adversely affect our ability to recruit and retain key personnel and other employees. The pendency of the Merger may also lead to litigation against the Company and its directors and officers. Such litigation would be distracting to management and, may, in the future, require the Company to incur significant costs. Such litigation could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from becoming effective. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.
A-4. The Merger Agreement contains provisions that limit the Company’s ability to pursue alternatives to the Merger which could discourage a potential competing acquirer from making an alternative transaction proposal.
The Merger Agreement contains customary restrictions pursuant to which, among other things, the Company is prohibited from soliciting and pursuing alternatives to the Merger and require the Company to refrain from soliciting alternative transactions, which could discourage a potential third-party acquirer or merger partner from making an alternative transaction proposal.
Additionally, if the Merger Agreement is terminated and the Company determines to seek another transaction, the Company may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.
A-5. While the Merger Agreement is in effect, the Company is subject to restrictions on its business activities.
The Merger Agreement contains certain restrictions on the Company’s business activities prior to the completion of the Merger. These restrictions could prevent the Company from pursuing attractive business opportunities that may arise prior to the consummation of the Merger. Although the Company may be able to pursue such activities with Brookfield Reinsurance’s consent, Brookfield Reinsurance may not be willing to provide its consent for the Company to do so.
***
Risks Relating to Our Business and Economic Conditions
***
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
* * *
24. Should Brookfield’s Acquisition Not Be Consummated, our shareholder relationships may become strained and we may be subject to opportunistic or coercive takeover proposals that may not enhance value for all shareholders and stakeholders.
Should the Merger with Brookfield Reinsurance fail to be completed, Brookfield or others may change their reinsurance or investment management relationships with us; Brookfield may exercise any rights it retains under its Investment Agreement with us; or Brookfield or other shareholders may sell shares of our common stock. Further, this or other activity may cause opportunistic or coercive behavior on the part of private equity or other firms to compel our takeover on terms not to the advantage of all of our shareholders or stakeholders. This may result in stock price volatility and, despite management’s best efforts, a subsequent change in our control may not maximize long-term shareholder or stakeholder value.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Securities
The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Program
	(shares)	(dollars)	(shares)	(dollars in thousands)
April 1, 2023 - April 30, 2023	—	$—	—	$275,825
May 1, 2023 - May 31, 2023	—	$—	—	$275,825
June 1, 2023 - June 30, 2023	—	$—	—	$275,825
Total	—		—
(a)On November 19, 2021, the Company's Board of Directors authorized the repurchase of an additional $500 million of Company common stock. On November 11, 2022, the Company's Board of Directors authorized the repurchase of an additional $400 million of Company common stock. On March 17, 2023, the Company entered into an accelerated share repurchase (ASR) agreement to repurchases an aggregate of $200 million of Company common stock, and 4.8 million shares were delivered under this agreement. The Company has terminated the ASR agreement.
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

Exhibit Number	Description
10.1 *	American Equity Investment Life Holding Company 2023 Equity Incentive Plan (Incorporated by reference to the Appendix B to the Company's proxy statement on Form DEF 14A filed on April 28, 2023)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	The cover page from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended June 30, 2023 formatted in iXBRL and contained in Exhibit 101.
*Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2023	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ Dewayne Lummus
Dewayne Lummus
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)