Form 10-Q
period 2023-09-30
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2023-11-08
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2023, there were 79,024,826 shares of the registrant's common stock, $1 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

(Unaudited)

	September 30, 2023	December 31, 2022 (a)
Assets
Investments:
Fixed maturity securities, available for sale, at fair value (amortized cost of $37,813,550 as of 2023 and $44,866,019 as of 2022; allowance for credit losses of $3,618 as of 2023 and $3,347 as of 2022)	$32,084,932	$39,804,617
Mortgage loans on real estate (net of allowance for credit losses of $45,082 as of 2023 and $36,972 as of 2022)	7,494,983	6,949,027
Real estate investments related to consolidated variable interest entities	1,302,185	1,056,063
Limited partnerships and limited liability companies (2023 and 2022 include $1,172,525 and $684,834 related to consolidated variable interest entities)	1,763,551	1,266,779
Derivative instruments	733,784	431,727
Other investments	1,207,672	1,817,085
Total investments	44,587,107	51,325,298

Cash and cash equivalents (2023 and 2022 include $41,982 and $27,235 related to consolidated variable interest entities)	10,188,438	1,919,669
Coinsurance deposits (net of allowance for credit losses of $5,490 as of 2023 and $8,737 as of 2022)	14,628,884	13,254,956
Market risk benefits	346,515	229,871
Accrued investment income (2023 and 2022 include $2,658 and $3,444 related to consolidated variable interest entities)	443,642	497,851
Deferred policy acquisition costs	2,933,304	2,773,643
Deferred sales inducements	2,257,064	2,045,683
Deferred income taxes	425,398	438,434
Income taxes recoverable	55,498	55,498
Other assets (2023 and 2022 include $17,426 and $10,690 related to consolidated variable interest entities)	847,047	642,696
Total assets	$76,712,897	$73,183,599

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

(Unaudited)

	September 30, 2023	December 31, 2022 (a)
Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$60,226,094	$58,781,836
Market risk benefits	2,552,907	2,455,492
Other policy funds and contract claims	196,299	512,790
Notes and loan payable	787,098	792,073
Subordinated debentures	79,017	78,753
Funds withheld for reinsurance liabilities	8,139,724	6,577,426
Other liabilities (2023 and 2022 include $91,734 and $78,644 related to consolidated variable interest entities)	2,655,213	1,614,479
Total liabilities	74,636,352	70,812,849

Stockholders' equity:
Preferred stock, Series A; par value $1 per share; $400,000 aggregate liquidation preference; 20,000 shares authorized; issued and outstanding: 2023 and 2022 - 16,000 shares	16	16
Preferred stock, Series B; par value $1 per share; $300,000 aggregate liquidation preference; 12,000 shares authorized; issued and outstanding: 2023 and 2022 - 12,000 shares	12	12
Common stock; par value $1 per share; 200,000,000 shares authorized; issued and outstanding: 2023 - 78,974,095 shares (excluding 30,971,013 treasury shares); 2022 - 84,810,255 shares (excluding 24,590,353 treasury shares)	78,974	84,810
Additional paid-in capital	1,071,907	1,325,316
Accumulated other comprehensive loss	(4,425,695)	(3,746,230)
Retained earnings	5,328,362	4,685,593
Total stockholders' equity attributable to American Equity Investment Life Holding Company	2,053,576	2,349,517
Noncontrolling interests	22,969	21,233
Total stockholders' equity	2,076,545	2,370,750
Total liabilities and stockholders' equity	$76,712,897	$73,183,599
(a)Certain prior period amounts have been recast. See Note 1 - Significant Accounting Policies for more information.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (a)	2023	2022 (a)
Revenues:
Premiums and other considerations	$2,657	$2,839	$9,310	$16,748
Annuity product charges	84,316	60,819	218,549	168,688
Net investment income	586,614	609,737	1,690,622	1,769,468
Change in fair value of derivatives	(383,026)	(176,671)	(94,397)	(1,160,371)
Net realized losses on investments	(44,672)	(15,860)	(97,138)	(62,259)
Other revenue	20,763	10,988	53,893	29,213
Total revenues	266,652	491,852	1,780,839	761,487

Benefits and expenses:
Insurance policy benefits and change in future policy benefits (remeasurement gains (losses) of future policy benefit reserves of $463 and $369 for three months ended and $1,814 and $1,144 for nine months ended September 30, 2023 and 2022, respectively)	2,193	6,659	14,526	27,272
Interest sensitive and index product benefits	193,686	68,982	373,984	497,245
Market risk benefits (gains) losses	(296,114)	77,579	(256,544)	(29,806)
Amortization of deferred sales inducements	48,354	46,223	141,906	136,004
Change in fair value of embedded derivatives	(451,806)	(415,374)	166,398	(2,695,007)
Interest expense on notes and loan payable	12,003	8,984	34,248	21,870
Interest expense on subordinated debentures	1,340	1,333	4,014	3,996
Amortization of deferred policy acquisition costs	70,561	71,726	207,272	217,180
Other operating costs and expenses	76,630	59,470	226,331	177,137
Total benefits and expenses	(343,153)	(74,418)	912,135	(1,644,109)
Income before income taxes	609,805	566,270	868,704	2,405,596
Income tax expense	133,691	121,380	193,335	517,952
Net income	476,114	444,890	675,369	1,887,644
Less: Net income (loss) available to noncontrolling interests	(42)	1	(156)	(3)
Net income available to American Equity Investment Life Holding Company stockholders	476,156	444,889	675,525	1,887,647
Less: Preferred stock dividends	10,918	10,918	32,756	32,756
Net income available to American Equity Investment Life Holding Company common stockholders	$465,238	$433,971	$642,769	$1,854,891

Earnings per common share	$5.96	$4.95	$8.06	$20.09
Earnings per common share - assuming dilution	$5.82	$4.90	$7.92	$19.89

Weighted average common shares outstanding (in thousands):
Earnings per common share	78,034	87,707	79,719	92,339
Earnings per common share - assuming dilution	79,952	88,581	81,191	93,270
(a)Certain prior period amounts have been recast. See Note 1 - Significant Accounting Policies for more information.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (a)	2023	2022 (a)
Net income	$476,114	$444,890	$675,369	$1,887,644
Other comprehensive loss:
Change in net unrealized investment gains/losses	(1,057,565)	(2,267,314)	(627,163)	(9,702,989)
Change in current discount rate for liability for future policy benefits	6,919	17,558	7,470	74,239
Change in instrument-specific credit risk for market risk benefits	(176,701)	40,787	(205,605)	576,262
Reclassification of unrealized investment gains/losses to net income	(38,484)	(9,903)	(34,226)	(31,990)
Other comprehensive loss before income tax	(1,265,831)	(2,218,872)	(859,524)	(9,084,478)
Income tax effect related to other comprehensive loss	265,384	465,970	180,059	1,907,435
Other comprehensive loss	(1,000,447)	(1,752,902)	(679,465)	(7,177,043)
Comprehensive loss	$(524,333)	$(1,308,012)	$(4,096)	$(5,289,399)
(a)Certain prior period amounts have been recast. See Note 1 - Significant Accounting Policies for more information.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the three months ended September 30, 2023
Balance at June 30, 2023	$28	$78,048	$1,055,963	$(3,425,248)	$4,863,124	$23,126	$2,595,041
Net income (loss) for period	—	—	—	—	476,156	(42)	476,114
Other comprehensive loss	—	—	—	(1,000,447)	—	—	(1,000,447)
Share-based compensation	—	—	10,263	—	—	—	10,263
Issuance of common stock	—	926	19,188	—	—	—	20,114
Treasury stock acquired, common	—	—	(13,507)	—	—	—	(13,507)
Dividends on preferred stock	—	—	—	—	(10,918)	—	(10,918)
Contributions (distributions) from noncontrolling interests	—	—	—	—	—	(115)	(115)
Balance at September 30, 2023	$28	$78,974	$1,071,907	$(4,425,695)	$5,328,362	$22,969	$2,076,545

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the three months ended September 30, 2022 (a)
Balance at June 30, 2022	$28	$90,169	$1,507,601	$(2,231,594)	$4,260,174	$1,169	$3,627,547
Net income for period	—	—	—	—	444,889	1	444,890
Other comprehensive loss	—	—	—	(1,752,902)	—	—	(1,752,902)
Share-based compensation	—	—	4,288	—	—	—	4,288
Issuance of common stock	—	19	—	—	—	—	19
Treasury stock acquired, common	—	(4,221)	(149,867)	—	—	—	(154,088)
Dividends on preferred stock	—	—	—	—	(10,918)	—	(10,918)
Contributions (distributions) from noncontrolling interests	—	—	—	—	—	1,760	1,760
Balance at September 30, 2022	$28	$85,967	$1,362,022	$(3,984,496)	$4,694,145	$2,930	$2,160,596

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the nine months ended September 30, 2023
Balance at December 31, 2022	$28	$84,810	$1,325,316	$(3,746,230)	$4,685,593	$21,233	$2,370,750
Net income (loss) for period	—	—	—	—	675,525	(156)	675,369
Other comprehensive loss	—	—	—	(679,465)	—	—	(679,465)
Share-based compensation	—	—	31,140	—	—	—	31,140
Issuance of common stock	—	1,432	17,815	—	—	—	19,247
Treasury stock acquired, common	—	(7,268)	(302,364)	—	—	—	(309,632)
Dividends on preferred stock	—	—	—	—	(32,756)	—	(32,756)
Contributions (distributions) from noncontrolling interests	—	—	—	—	—	1,892	1,892
Balance at September 30, 2023	$28	$78,974	$1,071,907	$(4,425,695)	$5,328,362	$22,969	$2,076,545

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the nine months ended September 30, 2022 (a)
Balance at December 31, 2021	$28	$92,514	$1,614,374	$3,192,547	$2,839,254	$—	$7,738,717
Net income (loss) for period	—	—	—	—	1,887,647	(3)	1,887,644
Other comprehensive loss	—	—	—	(7,177,043)	—	—	(7,177,043)
Share-based compensation	—	—	10,708	—	—	—	10,708
Issuance of common stock	—	7,071	245,790	—	—	—	252,861
Treasury stock acquired, common	—	(13,618)	(508,850)	—	—	—	(522,468)
Dividends on preferred stock	—	—	—	—	(32,756)	—	(32,756)
Contributions (distributions) from noncontrolling interests	—	—	—	—	—	2,933	2,933
Balance at September 30, 2022	$28	$85,967	$1,362,022	$(3,984,496)	$4,694,145	$2,930	$2,160,596
(a)Certain prior period amounts have been recast. See Note 1 - Significant Accounting Policies for more information.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022 (a)
Operating activities
Net income	$675,369	$1,887,644
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	373,984	497,245
Amortization of deferred sales inducements	141,906	136,004
Annuity product charges	(218,549)	(168,688)
Change in fair value of embedded derivatives	166,398	(2,695,007)
Change in traditional life and accident and health insurance reserves	(20,483)	(79,410)
Policy acquisition costs deferred	(366,933)	(146,934)
Amortization of deferred policy acquisition costs	207,272	217,180
Provision for depreciation and other amortization	6,067	12,845
Amortization of discounts and premiums on investments	111,158	637
Realized gains/losses on investments	97,138	62,259
Distributions from equity method investments	74,279	5,098
Change in fair value of derivatives	94,397	1,160,371
Deferred income taxes	193,095	467,262
Share-based compensation	31,140	10,708
Change in accrued investment income	54,209	(71,552)
Change in income taxes recoverable/payable	—	62,748
Change in other assets	(265,443)	(40,000)
Change in other policy funds and contract claims	(320,461)	35,328
Change in market risk benefits, net	(259,303)	28,154
Change in collateral held for derivatives	305,709	(905,799)
Change in funds withheld from reinsurers	1,646,394	629,251
Change in other liabilities	341,031	166,999
Other	(38,772)	(147,248)
Net cash provided by operating activities	3,029,602	1,125,095

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities, available for sale	10,450,819	5,136,412
Mortgage loans on real estate	1,155,655	1,572,420
Real estate investments sold	2,973	—
Derivative instruments	296,933	577,772
Other investments	1,145,777	440,079
Acquisitions of investments:
Fixed maturity securities, available for sale	(3,079,148)	(5,238,533)
Mortgage loans on real estate	(1,814,544)	(2,408,977)
Real estate investments acquired	(260,101)	(611,881)
Derivative instruments	(723,356)	(586,804)
Other investments	(1,344,537)	(1,123,295)
Purchases of property, furniture and equipment	(36,034)	(34,215)
Net cash provided by (used in) investing activities	5,794,437	(2,277,022)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022 (a)
Financing activities
Receipts credited to annuity policyholder account balances	$5,608,928	$2,416,692
Coinsurance deposits	(824,085)	(241,746)
Return of annuity policyholder account balances	(5,027,817)	(3,724,169)
Repayment of loan payable	(5,475)	(1,875)
Proceeds from issuance of loan payable	—	300,000
Acquisition of treasury stock	(309,632)	(522,468)
Proceeds from issuance of common stock, net	19,247	252,861
Change in checks in excess of cash balance	16,320	4,538
Dividends paid on preferred stock	(32,756)	(32,756)
Net cash used in financing activities	(555,270)	(1,548,923)
Increase (decrease) in cash and cash equivalents	8,268,769	(2,700,850)
Cash and cash equivalents at beginning of period	1,919,669	4,508,982
Cash and cash equivalents at end of period	$10,188,438	$1,808,132

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$31,098	$16,250
Income taxes	1,899	4,873
Income tax refunds received	53	17,187

Non-cash operating activity:
Deferral of sales inducements	353,287	74,074
(a)Certain prior period amounts have been recast. See Note 1 - Significant Accounting Policies for more information.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company ("we", "us", "our" or the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include variable interest entities (“VIE”) in which we are the primary beneficiary. All of the adjustments in the consolidated financial statements are normal recurring items which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three and nine month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for any other period, including for the year ended December 31, 2023. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires management estimates and assumptions using subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Our actual results could differ from these estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Agreement and Plan of Merger
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

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities, available for sale	$32,084,932	$32,084,932	$39,804,617	$39,804,617
Mortgage loans on real estate	7,494,983	6,920,180	6,949,027	6,502,463
Real estate investments	1,191,255	1,191,255	1,056,063	1,056,063
Limited partnerships and limited liability companies	1,172,525	1,172,525	684,835	684,835
Derivative instruments	733,784	733,784	431,727	431,727
Other investments	1,207,672	1,207,672	1,817,085	1,817,085
Cash and cash equivalents	10,188,438	10,188,438	1,919,669	1,919,669
Coinsurance deposits	14,628,884	13,723,689	13,254,956	12,640,797
Market risk benefits	346,515	346,515	229,871	229,871

Liabilities
Policy benefit reserves	59,884,652	56,592,975	58,419,911	55,572,896
Market risk benefits	2,552,907	2,552,907	2,455,492	2,455,492
Single premium immediate annuity (SPIA) benefit reserves	195,757	204,102	212,119	221,130
Other policy funds - FHLB	—	—	300,000	300,000
Notes and loan payable	787,098	761,550	792,073	774,220
Subordinated debentures	79,017	80,060	78,753	87,293
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

Our assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 are presented below based on the fair value hierarchy levels:

	Total Fair Value	NAV	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2023
Assets
Fixed maturity securities, available for sale:
U.S. Government and agencies	$162,885	$—	$27,068	$135,817	$—
States, municipalities and territories	2,564,670	—	—	2,442,796	121,874
Foreign corporate securities and foreign governments	428,227	—	—	428,227	—
Corporate securities	19,211,380	—	—	18,959,540	251,840
Residential mortgage backed securities	1,342,984	—	—	1,342,984	—
Commercial mortgage backed securities	2,983,030	—	—	2,983,030	—
Other asset backed securities	5,391,756	—	—	4,638,696	753,060
Other investments	724,223	—	390,923	333,300	—
Real estate investments	1,191,255	—	—	—	1,191,255
Limited partnerships and limited liability companies	1,172,525	1,023,691	—	—	148,834
Derivative instruments	733,784	—	—	733,784	—
Cash and cash equivalents	10,188,438	—	10,188,438	—	—
Market risk benefits (a)	346,515	—	—	—	346,515
	$46,441,672	$1,023,691	$10,606,429	$31,998,174	$2,813,378
Liabilities
Funds withheld liability - embedded derivative	$(525,960)	$—	$—	$—	$(525,960)
Fixed index annuities - embedded derivatives	4,604,191	—	—	—	4,604,191
Market risk benefits (a)	2,552,907	—	—	—	2,552,907
	$6,631,138	$—	$—	$—	$6,631,138

December 31, 2022
Assets
Fixed maturity securities, available for sale:
U.S. Government and agencies	$169,071	$—	$26,184	$142,887	$—
States, municipalities and territories	3,822,982	—	—	3,822,982	—
Foreign corporate securities and foreign governments	676,852	—	—	676,852	—
Corporate securities	24,161,921	—	—	23,759,573	402,348
Residential mortgage backed securities	1,377,611	—	—	1,377,611	—
Commercial mortgage backed securities	3,687,478	—	—	3,687,478	—
Other asset backed securities	5,908,702	—	—	5,465,784	442,918
Other investments	1,013,297	—	398,280	615,017	—
Real estate investments	940,559	—	—	—	940,559
Limited partnerships and limited liability companies	684,835	620,626	—	—	64,209
Derivative instruments	431,727	—	—	431,727	—
Cash and cash equivalents	1,919,669	—	1,919,669	—	—
Market risk benefits (a)	229,871	—	—	—	229,871
	$45,024,575	$620,626	$2,344,133	$39,979,911	$2,079,905
Liabilities
Funds withheld liability - embedded derivative	$(441,864)	$—	$—	$—	$(441,864)
Fixed index annuities - embedded derivatives	4,820,845	—	—	—	4,820,845
Market risk benefits (a)	2,455,492	—	—	—	2,455,492
	$6,834,473	$—	$—	$—	$6,834,473
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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparison of the prices to a secondary pricing source, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of September 30, 2023 and December 31, 2022.
Fixed maturity security valuations that include at least one significant unobservable input are reflected in Level 3 in the fair value hierarchy and can include fixed maturity securities across all asset classes. Quantitative information about the significant unobservable inputs used are provided below for fixed maturity securities that were either valued internally or were valued by a third party and the inputs were reasonably available. The fair value of corporate securities that utilized at least one significant unobservable input were $77.7 million and $84.7 million as of September 30, 2023 and December 31, 2022, respectively. A discounted cash flow methodology was utilized in the valuation, which included an unobservable liquidity premium of 20 basis points being incorporated along with other observable market data. The fair value of other asset backed securities that utilized at least one significant unobservable input was $604.5 million and $296.8 million as of September 30, 2023 and December 31, 2022, respectively. A discounted cash flow methodology was utilized in the valuation, which included unobservable discount rates and weighted average lives being incorporated along with other observable market data. At September 30, 2023, the discount rates used in the fair value calculations ranged from 5.87% to 25.00% with a weighted average rate of 7.31%. The weighted average lives used in the fair value calculations ranged from 1.20 years to 12.27 years with a weighted average of 5.91 years. At December 31, 2022, the discount rates used in the fair value calculations ranged from 4.04% to 28.58% with a weighted average rate of 4.36%. The weighted average lives used in the fair value calculations ranged from 8.79 years to 12.48 years with an average of 9.29 years.
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

Real estate investments
The fair values of residential real estate investments held through consolidation of investment company VIEs are initially calculated based on the cost to purchase the properties and subsequently calculated based on a discounted cash flow methodology. Under the discounted cash flow method, net operating income is forecasted assuming a 10-year hold period commencing as of the valuation date. An additional year is forecasted in order to determine the residual sale price at the end of the hold period, using a residual (terminal) capitalization rate. The significant inputs into the fair value calculation under the discounted cash flow method include the residual capitalization rate and discount rate. These inputs are unobservable market data; therefore, fair value of residential real estate investments falls into Level 3 in the fair value hierarchy. As of September 30, 2023, the residual capitalization rates used in the fair value calculations ranged from 4.75% to 6.50% with an average rate of 5.41%. As of December 31, 2022, the residual capitalization rates used in the fair value calculations ranged from 4.75% to 6.50% with an average rate of 5.44%. As of September 30, 2023, the discount rates used in the fair value calculations ranged from 6.00% to 7.88% with an average rate of 6.84%. As of December 31, 2022, the discount rates used in the fair value calculations ranged from 6.00% to 8.00% with an average rate of 6.91%.
Limited partnerships and limited liability companies
Two of our consolidated variable interest entities, which are fair valued on a recurring basis, invest in limited liability companies that invest in operating entities which hold multifamily real estate properties. The fair value of these variable interest entities were $49.8 million and $64.2 million as of September 30, 2023 and December 31, 2022, respectively, and falls within Level 3 of the fair value hierarchy. The fair value of the limited liability companies was obtained from a third party and is based on the fair value of the underlying real estate held by the various operating entities. The real estate is initially calculated based on the cost to purchase the properties and subsequently calculated based on a discounted cash flow methodology. As of September 30, 2023, the residual capitalization rates used in the fair value calculations of the underlying real estate ranged from 5.00% to 5.00% with a weighted average rate of 5.00%. As of December 31, 2022, the residual capitalization rates used in the fair value calculations of the underlying real estate ranged from 4.25% to 4.75% with a weighted average rate of 4.46%. As of September 30, 2023, the discount rates used in the fair value calculations of the underlying real estate ranged from 6.50% to 6.50% with a weighted average rate of 6.50%. As of December 31, 2022, the discount rates used in the fair value calculations of the underlying real estate ranged from 5.75% to 6.00% with a weighted average rate of 5.86%. The fair value of this investment falls within Level 3 of the fair value hierarchy.
During the year, we purchased an investment in an infrastructure limited liability company through a consolidated VIE that is measured at fair value on a recurring basis. There have been no significant changes to inputs since the purchase date, and therefore, the cost to purchase the investment of $100 million approximates fair value as of September 30, 2023, and falls within Level 3 of the fair value hierarchy.
Each of our consolidated limited partnership funds, which are measured using NAV as a practical expedient, are closed-end funds that invest in infrastructure credit assets and tech-centric middle-market loans, respectively. Redemptions are not allowed until the funds’ termination dates and liquidations begin. As of September 30, 2023 and December 31, 2022, our unfunded commitments for our consolidated limited partnership funds were $510.6 million and $926.3 million, respectively.
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
Financial instruments included in other investments that are not measured at fair value on a recurring basis are FHLB common stock, short-term loans, collateral loans and company owned life insurance ("COLI"). FHLB common stock is carried at cost which approximates fair value. FHLB common stock was $10.0 million and $22.0 million as of September 30, 2023 and December 31, 2022, respectively, and falls within Level 2 of the fair value hierarchy. Due to the short-term nature of the investments, the fair value of a portion of our short-term loans approximates the carrying value. We had no short-term loans as of September 30, 2023. The fair value of short-term loans was $316.4 million as of December 31, 2022. Our short-term loans fall within Level 2 of the fair value hierarchy. For our collateral loans, we have concluded the carrying value approximates fair value and falls within Level 2 of the fair value hierarchy. The fair value of collateral loans was $64.6 million as of September 30, 2023 and December 31, 2022. The fair value of our COLI approximates the cash surrender value of the policies and falls within Level 2 of the fair value hierarchy. The fair value of COLI was $404.9 million and $397.7 million as of September 30, 2023 and December 31, 2022, respectively.

Cash and cash equivalents
Amounts reported in the consolidated balance sheets for these instruments are reported at their historical cost which approximates fair value due to the nature of the assets assigned to this category.
Policy benefit reserves, coinsurance deposits and SPIA benefit reserves
The fair values of the liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities), are stated at the cost we would incur to extinguish the liability (i.e., the cash surrender value) as these contracts are generally issued without an annuitization date. The coinsurance deposits related to the annuity benefit reserves have fair values determined in a similar fashion. For period-certain annuity benefit contracts, the fair value is determined by discounting the benefits at the interest rates currently in effect for newly issued immediate annuity contracts. We are not required to and have not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value. Policy benefit reserves, coinsurance deposits and SPIA benefit reserves without life contingencies are not measured at fair value on a recurring basis. SPIA benefit reserves without life contingencies are recognized in other policy funds and contract claims on the Consolidated Balance Sheets. All of the fair values presented within these categories fall within Level 3 of the fair value hierarchy as most of the inputs are unobservable market data.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse rates. As of both September 30, 2023 and December 31, 2022, we utilized an estimate of 2.35% and 2.40%, respectively, for the long-term expected cost of annual call options, which is based on estimated long-term account value growth and a historical review of our actual option costs.

Our best estimate assumptions for lapse rates are based on our actual experience and our outlook as to future expectations for such assumptions. These assumptions are reviewed on a quarterly basis and are updated as our experience develops and/or as future expectations change. The following table presents average lapse rate assumptions, by contract duration, used in estimating the fair value of the embedded derivative component of our fixed index annuity policy benefit reserves at each reporting date:

	Average Lapse Rates
Contract Duration (Years)	September 30, 2023	December 31, 2022
1 - 5	2.00%	2.17%
6 - 10	3.60%	3.28%
11 - 15	3.75%	3.63%
16 - 20	9.35%	8.55%
20+	4.91%	4.90%
Lapse rates are generally expected to increase as surrender charge percentages decrease for policies without a lifetime income benefit rider. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.
The following table provides a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Fixed maturity securities, available for sale - States, municipalities and territories
Beginning balance	$129,303	$—	$—	$—
Purchases and sales, net	—	—	—	—
Transfers in	—	—	108,823	—
Transfers out	—	—	—	—
Total realized/unrealized gains (losses)
Included in net income	—	—	—	—
Included in other comprehensive income (loss)	(7,429)	—	13,051	—
Ending balance	$121,874	$—	$121,874	$—

Fixed maturity securities, available for sale - Corporate securities
Beginning balance	$251,137	$77,726	$402,348	$—
Purchases and sales, net	—	—	(26,278)	—
Transfers in	17,281	241,878	66,954	319,604
Transfers out	—	—	(172,174)	—
Total realized/unrealized gains (losses):
Included in net income	—	—	—	—
Included in other comprehensive income (loss)	(16,578)	(72)	(19,010)	(72)
Ending balance	$251,840	$319,532	$251,840	$319,532

Fixed maturity securities, available for sale - Other asset backed securities
Beginning balance	$742,924	$64,550	$442,918	$—
Purchases and sales, net	—	—	227,032	—
Transfers in	23,244	37,151	153,746	101,701
Transfers out	—	—	(20,817)	—
Total realized/unrealized gains (losses):
Included in net income	—	—	—	—
Included in other comprehensive income (loss)	(13,108)	(3,456)	(49,819)	(3,456)
Ending balance	$753,060	$98,245	$753,060	$98,245

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Other investments
Beginning balance	$23,244	$—	$—	$6,349
Transfers in	—	—	9,821	—
Transfers out	(23,244)	—	(23,244)	(3,867)
Total realized/unrealized gains (losses):
Included in net income	—	—	—	(2,482)
Included in other comprehensive income (loss)	—	—	13,423	—
Ending balance	$—	$—	$—	$—

Real estate investments
Beginning balance	$1,158,772	$672,475	$940,559	$337,939
Purchases and sales, net	27,396	250,062	257,129	553,628
Change in fair value	5,087	(24,864)	(6,433)	6,106
Ending balance	$1,191,255	$897,673	$1,191,255	$897,673

Limited partnerships and limited liability companies
Beginning balance	$151,040	$—	$64,209	$—
Purchases and sales, net	1,260	—	98,736	—
Change in fair value	(3,466)	—	(14,111)	—
Ending balance	$148,834	$—	$148,834	$—

Funds withheld liability - embedded derivative
Beginning balance	$(397,234)	$—	$(441,864)	$—
Transfers in	—	(520,458)	—	(520,458)
Change in fair value	(128,726)	—	(84,096)	—
Ending balance	$(525,960)	$(520,458)	$(525,960)	$(520,458)

Fixed index annuities - embedded derivatives
Beginning balance	$5,014,697	$5,836,312	$4,820,845	$7,964,961
Premiums less benefits	(23,488)	(92,242)	(176,978)	(28,759)
Change in fair value, net	(387,018)	(466,244)	(39,676)	(2,658,376)
Reserve release related to in-force ceded reinsurance	—	(20,784)	—	(20,784)
Ending balance	$4,604,191	$5,257,042	$4,604,191	$5,257,042
Transfers into and out of Level 3 during the three and nine months ended September 30, 2023 and 2022 were primarily the result of changes in observable pricing information.
The fair value of our fixed index annuities embedded derivatives is net of coinsurance ceded of $1,074.4 million and $1,173.4 million as of September 30, 2023 and December 31, 2022, respectively. Change in fair value, net for each period in our embedded derivatives is included in Change in fair value of embedded derivatives in the Consolidated Statements of Operations.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at September 30, 2023, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $307.9 million recorded through operations as a decrease in the change in fair value of embedded derivatives. A decrease by 100 basis points in the discount rates used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $352.2 million recorded through operations as an increase in the change in fair value of embedded derivatives.

3. Investments
At September 30, 2023 and December 31, 2022, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (2)	Allowance for Credit Losses	Fair Value
	(Dollars in thousands)
September 30, 2023
Fixed maturity securities, available for sale:
U.S. Government and agencies	$172,650	$7	$(9,772)	$—	$162,885
States, municipalities and territories	3,198,091	5,049	(638,470)	—	2,564,670
Foreign corporate securities and foreign governments	535,008	37	(106,818)	—	428,227
Corporate securities	23,271,192	45,571	(4,102,472)	(2,911)	19,211,380
Residential mortgage backed securities	1,501,200	5,030	(163,149)	(97)	1,342,984
Commercial mortgage backed securities	3,520,832	443	(538,245)	—	2,983,030
Other asset backed securities	5,614,577	21,760	(243,971)	(610)	5,391,756
	$37,813,550	$77,897	$(5,802,897)	$(3,618)	$32,084,932

December 31, 2022
Fixed maturity securities, available for sale:
U.S. Government and agencies	$173,638	$70	$(4,637)	$—	$169,071
States, municipalities and territories	4,356,251	41,565	(574,834)	—	3,822,982
Foreign corporate securities and foreign governments	748,770	11,661	(83,579)	—	676,852
Corporate securities	27,706,440	146,065	(3,687,370)	(3,214)	24,161,921
Residential mortgage backed securities	1,492,242	11,870	(126,368)	(133)	1,377,611
Commercial mortgage backed securities	4,098,755	493	(411,770)	—	3,687,478
Other asset backed securities	6,289,923	14,068	(395,289)	—	5,908,702
	$44,866,019	$225,792	$(5,283,847)	$(3,347)	$39,804,617
(1)Amortized cost excludes accrued interest receivable of $370.6 million and $425.4 million as of September 30, 2023 and December 31, 2022, respectively.
(2)Gross unrealized losses are net of allowance for credit losses.
The amortized cost and fair value of fixed maturity securities at September 30, 2023, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$1,425,811	$1,423,194
Due after one year through five years	4,298,107	4,048,402
Due after five years through ten years	4,868,547	4,242,544
Due after ten years through twenty years	7,384,698	6,057,753
Due after twenty years	9,199,778	6,595,269
	27,176,941	22,367,162
Residential mortgage backed securities	1,501,200	1,342,984
Commercial mortgage backed securities	3,520,832	2,983,030
Other asset backed securities	5,614,577	5,391,756
	$37,813,550	$32,084,932

Net unrealized losses on investments reported as a separate component of stockholders' equity were comprised of the following:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Net unrealized losses on investments	$(5,726,811)	$(5,065,422)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	1,201,891	1,063,441
Net unrealized losses reported as accumulated other comprehensive loss	$(4,502,386)	$(3,979,447)
The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO’s"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 98% of our fixed maturity portfolio rated investment grade at both September 30, 2023 and December 31, 2022, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	September 30, 2023		December 31, 2022
NAIC Designation (1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$22,103,730	$18,644,092	$27,061,903	$24,211,086
2	14,909,260	12,739,371	17,023,157	14,944,131
3	554,568	469,819	595,193	510,392
4	116,264	98,929	109,409	91,495
5	61,334	45,253	61,721	36,738
6	10,000	7,127	14,636	10,775
	$37,755,156	$32,004,591	$44,866,019	$39,804,617
(1)The table excludes residual tranche securities that are not rated with an amortized cost of $58,394 and fair value of $80,341 as of September 30, 2023.

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 4,059 and 4,510 securities, respectively) have been in a continuous unrealized loss position, at September 30, 2023 and December 31, 2022:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(Dollars in thousands)
September 30, 2023
Fixed maturity securities, available for sale:
U.S. Government and agencies	$116,484	$(6,223)	$45,991	$(3,549)	$162,475	$(9,772)
States, municipalities and territories	229,082	(19,688)	2,168,957	(618,782)	2,398,039	(638,470)
Foreign corporate securities and foreign governments	14,610	(70)	393,715	(106,748)	408,325	(106,818)
Corporate securities	2,888,535	(163,562)	14,312,197	(3,938,910)	17,200,732	(4,102,472)
Residential mortgage backed securities	487,935	(25,263)	772,581	(137,886)	1,260,516	(163,149)
Commercial mortgage backed securities	181,256	(7,607)	2,734,129	(530,639)	2,915,385	(538,246)
Other asset backed securities	1,182,339	(45,678)	3,307,085	(198,292)	4,489,424	(243,970)
	$5,100,241	$(268,091)	$23,734,655	$(5,534,806)	$28,834,896	$(5,802,897)

December 31, 2022
Fixed maturity securities, available for sale:
U.S. Government and agencies	$160,201	$(4,512)	$908	$(125)	$161,109	$(4,637)
States, municipalities and territories	2,595,122	(537,313)	95,184	(37,521)	2,690,306	(574,834)
Foreign corporate securities and foreign governments	522,826	(76,957)	21,816	(6,622)	544,642	(83,579)
Corporate securities	18,784,181	(3,218,323)	1,411,177	(469,047)	20,195,358	(3,687,370)
Residential mortgage backed securities	992,783	(101,100)	116,388	(25,268)	1,109,171	(126,368)
Commercial mortgage backed securities	2,941,293	(302,513)	651,923	(109,257)	3,593,216	(411,770)
Other asset backed securities	2,561,390	(162,821)	1,924,026	(232,468)	4,485,416	(395,289)
	$28,557,796	$(4,403,539)	$4,221,422	$(880,308)	$32,779,218	$(5,283,847)
(1)Unrealized losses have been reduced to reflect the allowance for credit losses of $3.6 million and $3.3 million as of September 30, 2023 and December 31, 2022, respectively.
The unrealized losses at September 30, 2023 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at September 30, 2023. Approximately 98% of the unrealized losses on fixed maturity securities shown in the above table for both September 30, 2023 and December 31, 2022 are on securities that are rated investment grade, defined as being the highest two NAIC designations.
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
Changes in net unrealized gains/losses on investments for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Fixed maturity securities available for sale carried at fair value	$(1,096,049)	$(2,277,217)	$(661,389)	$(9,734,979)

Adjustment for effect on other balance sheet accounts:
Deferred income tax asset/liability	229,729	478,223	138,450	2,044,070
	229,729	478,223	138,450	2,044,070
Change in net unrealized gains/losses on investments carried at fair value	$(866,320)	$(1,798,994)	$(522,939)	$(7,690,909)
Proceeds from sales of available for sale fixed maturity securities for the nine months ended September 30, 2023 and 2022 were $9.0 billion and $3.2 billion, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the nine months ended September 30, 2023 and 2022 were $1.4 billion and $2.0 billion, respectively.

Net realized losses on investments for the three and nine months ended September 30, 2023 and 2022, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$52,700	$23,978	$137,744	$27,950
Gross realized losses	(91,184)	(33,881)	(171,970)	(59,940)
Net credit loss (provision) release	537	(1,487)	(46,565)	(14,341)
	(37,947)	(11,390)	(80,791)	(46,331)
Other investments:
Gross realized gains	29	—	2,239	—
Gross realized losses	—	—	(5,061)	—
	29	—	(2,822)	—
Mortgage loans on real estate:
Increase in allowance for credit losses	(4,687)	(4,716)	(8,110)	(13,309)
Recovery of specific allowance	—	1,086	—	1,315
Loss on sale of mortgage loans	(2,067)	(840)	(5,415)	(3,934)
	(6,754)	(4,470)	(13,525)	(15,928)
	$(44,672)	$(15,860)	$(97,138)	$(62,259)
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
The following table provides a rollforward of the allowance for credit loss:

	Three Months Ended September 30, 2023
	States, Municipalities and Territories	Corporate Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$—	$3,132	$67	$947	$4,146
Additions for credit losses not previously recorded	—	—	97	—	97
Change in allowance on securities with previous allowance	—	(221)	(67)	(337)	(625)
Reduction for securities sold during the period	—	—	—	—	—
Ending balance	$—	$2,911	$97	$610	$3,618

	Three Months Ended September 30, 2022
	States, Municipalities and Territories	Corporate Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$1,834	$3,743	$610	$—	$6,187
Additions for credit losses not previously recorded	—	—	439	—	439
Change in allowance on securities with previous allowance	(1,834)	(529)	657	—	(1,706)
Reduction for securities sold during the period	—	—	—	—	—
Ending balance	$—	$3,214	$1,706	$—	$4,920

	Nine Months Ended September 30, 2023
	States, Municipalities and Territories	Corporate Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$—	$3,214	$133	$—	$3,347
Additions for credit losses not previously recorded	—	—	97	947	1,044
Change in allowance on securities with previous allowance	—	(303)	(133)	(337)	(773)
Reduction for securities sold during the period	—	—	—	—	—
Ending balance	$—	$2,911	$97	$610	$3,618

	Nine Months Ended September 30, 2022
	States, Municipalities and Territories	Corporate Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$2,776	$—	$70	$—	$2,846
Additions for credit losses not previously recorded	—	3,825	1,070	—	4,895
Change in allowance on securities with previous allowance	(2,776)	(611)	994	—	(2,393)
Reduction for securities sold during the period	—	—	(428)	—	(428)
Ending balance	$—	$3,214	$1,706	$—	$4,920
4. Mortgage Loans on Real Estate
Our financing receivables consist of the following three portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our mortgage loan portfolios are summarized in the following table. There were commitments outstanding of $750.5 million at September 30, 2023.

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Commercial mortgage loans:
Principal outstanding	$3,534,502	$3,560,903
Deferred fees and costs, net	(3,903)	(6,345)
Unamortized discounts and premiums, net	(1,593)	—
Amortized cost	3,529,006	3,554,558
Valuation allowance	(21,802)	(22,428)
Commercial mortgage loans, carrying value	3,507,204	3,532,130

Agricultural mortgage loans:
Principal outstanding	585,020	567,630
Deferred fees and costs, net	(1,707)	(1,667)
Amortized cost	583,313	565,963
Valuation allowance	(1,105)	(1,021)
Agricultural mortgage loans, carrying value	582,208	564,942

Residential mortgage loans:
Principal outstanding	3,359,939	2,807,652
Deferred fees and costs, net	669	1,909
Unamortized discounts and premiums, net	67,138	55,917
Amortized cost	3,427,746	2,865,478
Valuation allowance	(22,175)	(13,523)
Residential mortgage loans, carrying value	3,405,571	2,851,955
Mortgage loans, carrying value	$7,494,983	$6,949,027

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

	September 30, 2023		December 31, 2022
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$490,286	13.9%	$502,659	14.1%
Middle Atlantic	276,679	7.8%	280,993	7.9%
Mountain	395,301	11.2%	416,307	11.7%
New England	82,566	2.3%	73,631	2.1%
Pacific	840,127	23.8%	858,812	24.1%
South Atlantic	939,397	26.6%	934,007	26.2%
West North Central	185,743	5.2%	205,568	5.8%
West South Central	324,403	9.2%	288,926	8.1%
	$3,534,502	100.0%	$3,560,903	100.0%
Property type distribution
Office	$366,874	10.4%	$388,978	10.9%
Retail	824,708	23.3%	896,351	25.2%
Industrial/Warehouse	925,806	26.2%	866,623	24.3%
Apartment	1,015,703	28.7%	912,984	25.6%
Hotel	324,271	9.2%	285,271	8.0%
Mixed Use/Other	77,140	2.2%	210,696	6.0%
	$3,534,502	100.0%	$3,560,903	100.0%
Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $585.0 million and $567.6 million as of September 30, 2023 and December 31, 2022, respectively. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $3.4 billion and $2.8 billion as of September 30, 2023 and December 31, 2022, respectively. These loans are collateralized by the related properties and diversified as to location within the United States.
Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Interest income is included in Net investment income on our Consolidated Statements of Operations. Accrued interest receivable, which was $66.3 million and $58.2 million as of September 30, 2023 and December 31, 2022, respectively, is included in Accrued investment income on our Consolidated Balance Sheets.
Loan Valuation Allowance
We establish a valuation allowance to provide for the risk of credit losses inherent in our mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost, which excludes accrued interest receivable. We do not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balances to net investment income in a timely manner. We did not charge off any uncollectible accrued interest receivable on our commercial, agricultural or residential mortgage loan portfolios for the three and nine month periods ended September 30, 2023 or 2022, respectively.
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

The following table represents a rollforward of the valuation allowance on our mortgage loan portfolios:

	Three Months Ended September 30, 2023
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(21,330)	$(895)	$(18,170)	$(40,395)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Change in provision for credit losses	(472)	(210)	(4,005)	(4,687)
Ending allowance balance	$(21,802)	$(1,105)	$(22,175)	$(45,082)

	Three Months Ended September 30, 2022
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(24,244)	$(664)	$(7,480)	$(32,388)
Charge-offs	414	—	—	414
Recoveries	1,086	—	—	1,086
Change in provision for credit losses	(869)	(146)	(3,701)	(4,716)
Ending allowance balance	$(23,613)	$(810)	$(11,181)	$(35,604)

	Nine Months Ended September 30, 2023
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(22,428)	$(1,021)	$(13,523)	$(36,972)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Change in provision for credit losses	626	(84)	(8,652)	(8,110)
Ending allowance balance	$(21,802)	$(1,105)	$(22,175)	$(45,082)

	Nine Months Ended September 30, 2022
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(17,926)	$(519)	$(5,579)	$(24,024)
Charge-offs	414	—	—	414
Recoveries	1,315	—	—	1,315
Change in provision for credit losses	(7,416)	(291)	(5,602)	(13,309)
Ending allowance balance	$(23,613)	$(810)	$(11,181)	$(35,604)
Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of Other investments and the loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. There were three real estate properties totaling $876 thousand at September 30, 2023. There were no real estate properties in which ownership of the property was taken to satisfy an outstanding loan at December 31, 2022. Recoveries are situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance).
Credit Quality Indicators
We evaluate the credit quality of our commercial and agricultural mortgage loans by analyzing LTV and DSC ratios and loan performance. We evaluate the credit quality of our residential mortgage loans by analyzing loan performance.
LTV and DSC ratios for our commercial mortgage loans are originally calculated at the time of loan origination and are updated annually for each loan using information such as rent rolls, assessment of lease maturity dates and property operating statements, which are reviewed in the context of current leasing and in place rents compared to market leasing and market rents. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our commercial mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at September 30, 2023 and December 31, 2022.

The amortized cost of our commercial mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at September 30, 2023 and December 31, 2022 (by year of origination):

	2023		2022		2021		2020		2019		Prior		Total
As of September 30, 2023:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$—	—%	$285,725	62%	$273,012	57%	$380,956	53%	$461,587	55%	$1,098,330	44%	$2,499,610	51%
Greater than or equal to 1.2 and less than 1.5	—	—%	—	—%	4,547	56%	55,321	54%	94,038	68%	178,773	58%	332,679	60%
Greater than or equal to 1.0 and less than 1.2	34,618	32%	214,899	42%	321,776	45%	39,223	62%	—	—%	29,780	69%	640,296	46%
Less than 1.0	—	—%	—	—%	—	—%	—	—%	2,557	80%	53,864	53%	56,421	54%
Total	$34,618	32%	$500,624	53%	$599,335	51%	$475,500	53%	$558,182	57%	$1,360,747	47%	$3,529,006	51%

	2022		2021		2020		2019		2018		Prior		Total
As of December 31, 2022:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$249,328	63%	$257,746	61%	$421,391	57%	$429,596	58%	$325,117	53%	$813,319	44%	$2,496,497	53%
Greater than or equal to 1.2 and less than 1.5	6,488	70%	123,038	55%	46,804	58%	115,977	66%	67,642	67%	145,703	60%	505,652	62%
Greater than or equal to 1.0 and less than 1.2	170,059	52%	211,684	43%	18,144	79%	39,396	73%	10,348	76%	58,021	47%	507,652	51%
Less than 1.0	—	—%	—	—%	—	—%	6,107	64%	13,025	70%	25,625	65%	44,757	66%
Total	$425,875	59%	$592,468	53%	$486,339	58%	$591,076	61%	$416,132	57%	$1,042,668	47%	$3,554,558	54%
LTV and DSC ratios for our agricultural mortgage loans are calculated at the time of loan origination and are evaluated annually for each loan using land value averages. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our agricultural mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at September 30, 2023 and December 31, 2022.
The amortized cost of our agricultural mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at September 30, 2023 and December 31, 2022 (by year of origination):

	2023		2022		2021		2020		2019		Prior		Total
As of September 30, 2023:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$27,014	59%	$86,511	46%	$61,672	57%	$100,768	45%	$—	—%	$—	—%	$275,965	49%
Greater than or equal to 1.2 and less than 1.5	17,824	59%	103,934	54%	65,543	53%	60,068	45%	—	—%	—	—%	247,369	52%
Greater than or equal to 1.0 and less than 1.2	3,988	43%	3,080	55%	8,673	39%	—	—%	—	—%	—	—%	15,741	43%
Less than 1.0	—	—%	—	—%	—	—%	7,975	40%	2,263	33%	34,000	42%	44,238	41%
Total	$48,826	58%	$193,525	51%	$135,888	54%	$168,811	45%	$2,263	33%	$34,000	42%	$583,313	50%

	2022		2021		2020		2019		2018		Prior		Total
As of December 31, 2022:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$85,367	47%	$84,186	46%	$97,143	41%	$—	—%	$—	—%	$—	—%	$266,696	45%
Greater than or equal to 1.2 and less than 1.5	107,856	54%	67,630	52%	61,103	32%	—	—%	—	—%	—	—%	236,589	48%
Greater than or equal to 1.0 and less than 1.2	3,124	56%	8,825	38%	3,125	25%	—	—%	—	—%	—	—%	15,074	39%
Less than 1.0	—	—%	—	—%	7,975	35%	5,629	41%	34,000	31%	—	—%	47,604	33%
Total	$196,347	51%	$160,641	48%	$169,346	37%	$5,629	41%	$34,000	31%	$—	—%	$565,963	45%

We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Aging of financing receivables is summarized in the following table (by year of origination):

	2023	2022	2021	2020	2019	Prior	Total
As of September 30, 2023:	(Dollars in thousands)
Commercial mortgage loans
Current	$34,618	$500,624	$599,335	$475,500	$558,182	$1,360,747	$3,529,006
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$34,618	$500,624	$599,335	$475,500	$558,182	$1,360,747	$3,529,006

Agricultural mortgage loans
Current	$48,826	$193,525	$135,888	$168,811	$2,263	$34,000	$583,313
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—
Total agricultural mortgage loans	$48,826	$193,525	$135,888	$168,811	$2,263	$34,000	$583,313

Residential mortgage loans
Current	$975,966	$1,639,242	$411,035	$167,678	$27,309	$893	$3,222,123
30 - 59 days past due	30,963	36,240	15,604	6,560	99	—	89,466
60 - 89 days past due	3,007	21,436	4,233	888	—	—	29,564
90 days or more past due	8,171	39,138	27,114	5,369	3,398	3,403	86,593
Total residential mortgage loans	$1,018,107	$1,736,056	$457,986	$180,495	$30,806	$4,296	$3,427,746

	2022	2021	2020	2019	2018	Prior	Total
As of December 31, 2022:	(Dollars in thousands)
Commercial mortgage loans
Current	$425,875	$592,468	$486,339	$591,076	$416,132	$1,042,668	$3,554,558
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$425,875	$592,468	$486,339	$591,076	$416,132	$1,042,668	$3,554,558

Agricultural mortgage loans
Current	$196,347	$160,641	$166,211	$5,629	$34,000	$—	$562,828
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	3,135	—	—	—	3,135
Total agricultural mortgage loans	$196,347	$160,641	$169,346	$5,629	$34,000	$—	$565,963

Residential mortgage loans
Current	$1,915,169	$595,363	$211,119	$27,483	$1,710	$417	$2,751,261
30 - 59 days past due	39,179	8,238	13,073	1,960	—	—	62,450
60 - 89 days past due	6,668	7,165	3,034	57	—	—	16,924
90 days or more past due	9,702	14,068	6,515	1,762	2,796	—	34,843
Total residential mortgage loans	$1,970,718	$624,834	$233,741	$31,262	$4,506	$417	$2,865,478

Commercial, agricultural and residential mortgage loans are considered nonperforming when they become 90 days or more past due. When loans become nonperforming, we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a nonperforming loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a nonperforming loan back to less than 90 days past due, we will resume accruing interest income on that loan. There were 164 loans in non-accrual status at September 30, 2023 and 59 loans in non-accrual status at December 31, 2022. During the three and nine months ended September 30, 2023 we recognized $156 thousand and $2,156 thousand in interest income on loans which were in non-accrual status at the respective period end. During the three and nine months ended September 30, 2022, we recognized $0 thousand and $546 thousand interest income on loans which were in non-accrual status at the respective period end.
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
There were no significant mortgage loan modifications for the three and nine months ended September 30, 2023.
Prior to adoption of authoritative guidance on January 1, 2023, we evaluated whether a TDR had occurred on our commercial, agricultural or residential mortgage loans. We did not have any significant loan modifications that resulted in a TDR for the three and nine months ended September 30, 2022.
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

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of the consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	September 30, 2023		December 31, 2022
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(Dollars in thousands)
Real estate investments	$1,362,292	$90,828	$1,095,267	$78,244
Real estate limited liability companies	50,095	142	66,258	287
Limited partnership funds	1,023,769	224	620,741	113
Infrastructure limited liability companies	100,620	540	—	—
	$2,536,776	$91,734	$1,782,266	$78,644
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
The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

	September 30, 2023		December 31, 2022
	Asset Carrying Value	Maximum Exposure to Loss	Asset Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Fixed maturity securities, available for sale	$1,503,458	$1,503,458	$1,178,110	$1,178,110
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
The notional and fair values of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the Consolidated Balance Sheets are as follows:

	September 30, 2023		December 31, 2022
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives designated as hedging instruments
Assets
Derivative instruments
Interest rate swaps	$—	$—	$408,369	$32,769

Derivatives not designated as hedging instruments
Assets
Derivative instruments
Call options	$40,993,916	$733,784	$38,927,534	$397,789
Warrants	—	—	2,020	1,169
	$40,993,916	$733,784	$38,929,554	$398,958
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives, net		$4,604,191		$4,820,845
Funds withheld for reinsurance liabilities
Reinsurance related embedded derivative		(525,960)		(441,864)
		$4,078,231		$4,378,981

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
The following represents the amortized cost and cumulative fair value hedging adjustments included in the hedged assets:

Line Item in the Consolidated Balance Sheets in Which Hedged Item is Included	Amortized Cost of Hedged Item		Cumulative Amount of Fair Value Basis Adjustment Gain (Loss)
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Fixed maturities, available for sale:
Current hedging relationships	$—	$389,060	$—	$(39,128)
Discontinued hedging relationships	1,280,224	1,594,736	(69,756)	(94,681)
The following represents a summary of the gains (losses) related to the derivatives and hedged items that qualify for fair value hedge accounting:

	Derivative	Hedged Item	Net	Amount Excluded: Recognized in Income Immediately
	(Dollars in thousands)
For the three months ended September 30, 2023
Interest rate swaps	$—	$—	$—	$—

For the three months ended September 30, 2022
Interest rate swaps	$188,667	$(214,414)	$(25,747)	$11,301

For the nine months ended September 30, 2023
Interest rate swaps	$5,856	$3,240	$9,096	$—

For the nine months ended September 30, 2022
Interest rate swaps	$215,438	$(247,507)	$(32,069)	$13,957
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

The changes in fair value of derivatives not designated as hedging instruments included in the Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$(383,026)	$(162,308)	$(104,699)	$(1,142,521)
Warrants	—	83	1,206	262
Interest rate swaps	—	11,301	—	13,957
	$(383,026)	$(150,924)	$(103,493)	$(1,128,302)
Change in fair value of embedded derivatives:
Fixed index annuities - embedded derivatives	$(323,080)	$(299,144)	$250,494	$(2,176,911)
Reinsurance related embedded derivative	(128,726)	(116,230)	(84,096)	(518,096)
	$(451,806)	$(415,374)	$166,398	$(2,695,007)
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
The notional amount and fair value of our call options and interest rate swaps by counterparty and each counterparty's current credit rating are as follows:

			September 30, 2023		December 31, 2022
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa1	$4,458,432	$37,833	$3,574,125	$26,080
Barclays	A+	A1	2,360,864	65,937	3,686,896	39,657
Canadian Imperial Bank of Commerce	A+	Aa2	1,266,781	37,238	2,707,734	34,218
Citibank, N.A.	A+	Aa3	3,582,088	36,800	3,748,162	29,873
Credit Suisse	A+	A3	1,961,115	17,525	2,086,470	20,691
Goldman Sachs	A+	A1	105,238	327	—	—
J.P. Morgan	A+	Aa2	4,593,302	37,157	6,501,103	69,006
Mizuho	A	A1	7,685,054	172,280	—	—
Morgan Stanley	A+	Aa3	1,708,060	14,328	2,957,389	38,470
Royal Bank of Canada	AA-	A1	4,380,240	118,325	4,378,132	58,026
Societe Generale	A	A1	2,870,061	39,335	2,099,081	17,157
Truist	A	A2	2,003,795	52,208	1,960,787	32,885
UBS AG	A+	Aa3	443,410	5,199	—	—
Wells Fargo	A+	Aa2	3,545,311	98,655	5,436,824	61,840
Exchange traded			30,165	637	199,200	2,655
			$40,993,916	$733,784	$39,335,903	$430,558
As of September 30, 2023 and December 31, 2022, we held $0.7 billion and $0.4 billion, respectively, of cash and cash equivalents and other investments from counterparties for derivative collateral, which is included in Other liabilities on our Consolidated Balance Sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if the counterparties failed completely to perform according to the terms of the contracts to $5.4 million and $3.3 million at September 30, 2023 and December 31, 2022, respectively.

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
7. Deferred Policy Acquisition Costs and Deferred Sales Inducements
Deferred Policy Acquisition Costs
The following tables present the balances and changes in deferred policy acquisition costs:

	Nine Months Ended September 30, 2023
	Fixed Index Annuities	Fixed Rate Annuities	Single Premium Immediate Annuities	Total
	(Dollars in thousands)
Balance, beginning of period	$2,649,322	$120,105	$4,216	$2,773,643
Capitalizations	350,302	16,586	45	366,933
Amortization expense	(184,710)	(22,069)	(493)	(207,272)
Balance, end of period	$2,814,914	$114,622	$3,768	$2,933,304

	Year Ended December 31, 2022
	Fixed Index Annuities	Fixed Rate Annuities	Single Premium Immediate Annuities	Total
	(Dollars in thousands)
Balance, beginning of period	$2,906,684	$151,322	$4,198	$3,062,204
Write-off related to in-force ceded reinsurance	(196,417)	(7,209)	—	(203,626)
Capitalizations	193,989	4,424	663	199,076
Amortization expense	(254,934)	(28,432)	(645)	(284,011)
Balance, end of period	$2,649,322	$120,105	$4,216	$2,773,643
Deferred Sales Inducements
The following tables present the balances and changes in deferred sales inducements:

	Nine Months Ended September 30, 2023
	Fixed Index Annuities	Fixed Rate Annuities	Total
	(Dollars in thousands)
Balance, beginning of period	$2,017,960	$27,723	$2,045,683
Capitalizations	353,220	67	353,287
Amortization expense	(139,568)	(2,338)	(141,906)
Balance, end of period	$2,231,612	$25,452	$2,257,064

	Year Ended December 31, 2022
	Fixed Index Annuities	Fixed Rate Annuities	Total
	(Dollars in thousands)
Balance, beginning of period	$2,088,591	$31,370	$2,119,961
Capitalizations	107,684	8	107,692
Amortization expense	(178,315)	(3,655)	(181,970)
Balance, end of period	$2,017,960	$27,723	$2,045,683

8. Policyholder Liabilities
Liability for Future Policy Benefits
The liability for future policy benefits consists only of the liability associated with single premium immediate annuities (SPIA) with life contingencies. As this business has no future expected premiums, the rollforward presented below is the present value of expected future benefits. The balances of and changes in the liability for future policy benefits for the nine months ended September 30, 2023 and year ended December 31, 2022 is as follows:

	Present Value of Expected Future Policy Benefits
	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
	(Dollars in thousands)
Balance, beginning of period	$318,677	$402,305
Beginning balance at original discount rate	342,453	352,708
Effect of changes in cash flow assumptions	(4,607)	1,277
Effect of actual variances from expected experience	(1,692)	(1,941)
Adjusted beginning of year balance	336,154	352,044

Issuances	6,391	16,072
Interest accrual	10,357	14,664
Derecognition (lapses and benefit payments)	(29,252)	(40,327)
Ending balance at original discount rate	323,650	342,453
Effect of changes in discount rate assumptions	(31,316)	(23,776)
Balance, end of period	$292,334	$318,677
The reconciliation of the net liability for future policy benefits to the liability for future policy benefits included in policy benefit reserves in the consolidated balance sheets is as follows:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Liability for future policy benefits	$292,334	$318,677
Deferred profit liability	22,975	19,223
	315,309	337,900
Less: Reinsurance recoverable	(1,997)	(1,259)
Net liability for future policy benefits, after reinsurance recoverable	$313,312	$336,641
The weighted-average liability duration of the liability for future policy benefits is as follows:

	September 30, 2023	December 31, 2022
SPIA With Life Contingency:
Weighted-average liability duration of the liability for future policy benefits (years)	6.82	6.78
The following table presents the amount of undiscounted expected future benefit payments and expected gross premiums:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
SPIA With Life Contingency:
Expected future benefit payments	$446,831	$467,627
Expected future gross premiums	—	—

The amount of revenue and interest associated with the liability for future policy benefits recognized in the statement of operations for the nine months ended September 30, 2023 and year ended December 31, 2022 is as follows:

	Nine Months Ended September 30, 2023		Year Ended December 31, 2022
	Gross Premiums or Assessments	Interest Expense	Gross Premiums or Assessments	Interest Expense
	(Dollars in thousands)
SPIA With Life Contingency	$6,994	$10,297	$16,994	$14,613
Total	$6,994	$10,297	$16,994	$14,613
The weighted-average interest rate is as follows:

	September 30, 2023	December 31, 2022
Interest accretion rate	4.25%	4.25%
Current discount rate	5.92%	5.37%
Market Risk Benefits
The balances of and changes in the liability for market risk benefits (MRB) for the nine months ended September 30, 2023 and year ended December 31, 2022 is as follows:

	Nine Months Ended September 30, 2023		Year Ended December 31, 2022
	Fixed Rate Annuities	Fixed Index Annuities	Fixed Rate Annuities	Fixed Index Annuities
	(Dollars in thousands)
MRB Liability
Balance, beginning of period	$37,863	$2,187,758	$78,411	$2,557,378
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	44,355	2,453,169	77,731	2,310,437
Issuances	32	218,643	376	59,452
Interest accrual	2,294	118,391	1,349	72,551
Attributed fees collected	920	93,757	1,270	125,168
Benefits payments	—	—	—	—
Effect of changes in interest rates	(8,338)	(401,074)	(19,421)	(952,265)
Effect of changes in equity markets	—	(9,167)	—	186,618
Effect of changes in equity index volatility	—	(36,721)	—	241,563
Actual policyholder behavior different from expected behavior	—	—	—	—
Effect of changes in future expected policyholder behavior	(250)	(948)	602	46,567
Effect of changes in other future expected assumptions	16,720	(219,094)	(17,552)	363,078
Balance, end of period, before effect of changes in the instrument-specific credit	55,733	2,216,956	44,355	2,453,169
Effect of changes in the instrument-specific credit risk	(5,134)	(61,163)	(6,492)	(265,411)
Balance, end of period	50,599	2,155,793	37,863	2,187,758
Reinsured MRB, end of period	15,776	562,516	10,656	593,959
Balance, end of period, net of reinsurance	$34,823	$1,593,277	$27,207	$1,593,799

Net amount at risk (a)	$265,429	$11,673,620	$258,826	$10,987,198
Weighted average attained age of contract holders (years)	70	71	69	71
(a)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
The following is a reconciliation of market risk benefits by amounts in an asset position and in a liability position to market risk benefit amounts included in other assets and market risk benefit reserves, respectively, in the Consolidated Balance Sheets:

	September 30, 2023
	Asset	Liability	Net Liability
	(Dollars in thousands)
Fixed Index Annuities	$343,923	$2,499,716	$2,155,793
Fixed Rate Annuities	2,592	53,191	50,599
Total	$346,515	$2,552,907	$2,206,392

	December 31, 2022
	Asset	Liability	Net Liability
	(Dollars in thousands)
Fixed Index Annuities	$226,294	$2,414,052	$2,187,758
Fixed Rate Annuities	3,577	41,440	37,863
Total	$229,871	$2,455,492	$2,225,621
Reinsured Market Risk Benefits
The following table presents the balances and changes in reinsured market risk benefits associated with fixed index annuities for the nine months ended September 30, 2023 and year ended December 31, 2022:

	Nine Months Ended September 30, 2023		Year Ended December 31, 2022
	Fixed Rate Annuities	Fixed Index Annuities	Fixed Rate Annuities	Fixed Index Annuities
	(Dollars in thousands)
Ceded MRB
Balance, beginning of period	$10,656	$593,959	$—	$156,931
Write-off related to in-force ceded reinsurance	—	—	10,091	334,835
Issuances	—	146,498	—	36,036
Interest accrual	536	24,861	104	7,598
Attributed fees collected	41	22,440	28	23,745
Benefits payments	—	—	—	—
Effect of changes in interest rates	(1,129)	(74,994)	135	(171,948)
Effect of changes in equity markets	—	(2,167)	118	43,799
Effect of changes in equity index volatility	—	(8,485)	—	34,278
Actual policyholder behavior different from expected behavior	—	—	—	—
Effect of changes in future expected policyholder behavior	58	5,098	180	12,598
Effect of changes in other future expected assumptions	5,614	(144,694)	—	116,087
Balance, end of period	$15,776	$562,516	$10,656	$593,959

Net amount at risk (a)	$74,611	$2,828,270	$72,350	$2,402,964
Weighted average attained age of contract holders (years)	70	70	70	71
(a)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
The following is a reconciliation of reinsurance market risk benefits by amounts in an asset position and in liability position to market risk benefit amounts included in coinsurance deposits and other liabilities, respectively, in the consolidated balance sheets:

	September 30, 2023
	Asset	Liability	Net Asset
	(Dollars in thousands)
Fixed Index Annuities	$695,387	$132,871	$562,516
Fixed Rate Annuities	16,026	250	15,776
Total	$711,413	$133,121	$578,292

	December 31, 2022
	Asset	Liability	Net Asset
	(Dollars in thousands)
Fixed Index Annuities	$629,611	$35,652	$593,959
Fixed Rate Annuities	11,070	414	10,656
Total	$640,681	$36,066	$604,615

Significant Inputs for Fair Value Measurement - Market Risk Benefits
The following tables provides a summary of the significant inputs and assumptions used in the fair value measurements of market risk benefits:

	September 30, 2023
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range	Weighted Average
	(in thousands)
Market risk benefits	$2,206,392	Discounted cash flow	Utilization (a)	0.04% - 47.37%	5.62%
Ceded market risk benefits	578,292		Option budget (b)	1.85% - 2.75%	2.29%
			Risk-free interest rate (c)	3.63% - 5.44%	4.05%
			Nonperformance risk (d)	0.66% - 3.00%	2.21%
			Mortality (e)	0.01% - 46.00%	3.73%
			Lapse (f)	0.25% - 40.00%	3.69%

	December 31, 2022
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range	Weighted Average
	(in thousands)
Market risk benefits	$2,225,621	Discounted cash flow	Utilization (a)	0.04% - 78.75%	4.24%
Ceded market risk benefits	604,615		Option budget (b)	1.65% - 2.50%	2.31%
			Risk-free interest rate (c)	2.51% - 4.90%	3.31%
			Nonperformance risk (d)	0.06% - 3.27%	2.59%
			Mortality (e)	0.01%- 44.00%	3.44%
			Lapse (f)	0.25%- 40.00%	3.65%
(a)The utilization assumption represents the percentage of policyholders who will elect to receive lifetime income benefit payments in a given year. The range and weighted average of this assumption can vary from year to year depending on the characteristics of policies in a given cohort within the range. A decrease (increase) in the utilization assumption used in the fair value of market risk benefits could lead to favorable (unfavorable) changes in the market risk benefits.
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
(e)The mortality rate assumptions are set based on a combination of company and industry experience, adjusted for improvement factors. Mortality rates vary by age and by demographic characteristics such as gender. An increase (decrease) in the mortality rate assumptions used in the fair value of market risk benefits could lead to favorable (unfavorable) changes in the market risk benefits.
(f)The lapse rate assumptions represent the expected rate of full surrenders which are set based on product type or feature and whether a policy is subject to surrender charges. An increase (decrease) in lapse rate assumptions used in the fair value of market risk benefits could lead to favorable (unfavorable) changes in the market risk benefits.

During the nine months ended September 30, 2023, the Company made the following notable changes to significant inputs and assumptions resulting in changes in the fair value measurement of market risk benefits:
•Utilization assumptions were increased resulting in an increase to the market risk benefits liability and a decrease to net income.
•Option budget assumptions were changed to increase the near term assumption and decrease the long-term assumption. There was no change to the grading of these assumptions. The net impact of these changes resulted in an increase in the market risk benefits and a decrease to net income.
•Mortality assumptions were increased resulting in a decrease to the market risk benefits liability and an increase to net income.
•Lapse assumptions were increased resulting in a decrease to the market risk benefits liability and an increase to net income.
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
•Mortality assumptions were decreased resulting in an increase to the market risk benefits liability and a decrease to net income.
•Lapse assumptions were increased resulting in a decrease to the market risk benefits liability and an increase to net income.
Policyholder Account Balances
The following table presents the balances and changes in policyholders’ account balances:

	Nine Months Ended September 30, 2023		Year Ended December 31, 2022
	Fixed Rate Annuities	Fixed Index Annuities	Fixed Rate Annuities	Fixed Index Annuities
	(Dollars in thousands)
Balance, beginning of period	$6,589,577	$53,826,234	$6,860,060	$55,003,305
Issuances	569,851	5,276,791	159,570	3,001,738
Premiums received	11,871	112,087	4,811	170,493
Policy charges	(3,506)	(188,503)	(6,587)	(272,604)
Surrenders and withdrawals	(713,181)	(4,120,220)	(574,590)	(3,945,504)
Benefit payments	(9,782)	(610,452)	(11,328)	(727,847)
Interest credited	123,713	708,194	151,762	599,259
Other	(18,730)	(2,790)	5,879	(2,606)
Balance, end of period	$6,549,813	$55,001,341	$6,589,577	$53,826,234

Weighted-average crediting rate	2.53%	1.75%	2.28%	1.11%
Net amount at risk (a)	$265,429	$11,673,620	$258,826	$10,987,198
Cash surrender value	$6,169,436	$50,607,640	$6,208,597	$49,551,657
(a)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
The following table presents the reconciliation of policyholders’ account balances to policy benefit reserves in the consolidated balance sheets:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Fixed index annuities policyholder account balances	$55,001,341	$53,826,234
Fixed rate annuities policyholder account balances	6,549,813	6,589,577
Embedded derivative adjustment (b)	(1,684,963)	(1,996,640)
Liability for future policy benefits	292,334	318,677
Deferred profit liability	22,975	19,223
Other	44,594	24,765
Total	$60,226,094	$58,781,836
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

The following table presents the balance of account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

	September 30, 2023
	Range of guaranteed minimum crediting rate	At guaranteed minimum	1 to 50	51 to 150	Greater than 150 basis points above	Total
		(Dollars in thousands)
Fixed Index Annuities	0.00% - 0.50%	$—	$833,693	$466,501	$840,895	$2,141,089
	0.50% - 1.00%	2,379,142	1,060,459	2,105,601	127,464	5,672,666
	1.00% - 1.50%	45,031	9,083	—	—	54,114
	1.50% - 2.00%	50	—	—	—	50
	2.00% - 2.50%	126,181	78,511	8	—	204,700
	2.50% - 3.00%	817,671	—	—	—	817,671
	Greater than 3.00%	—	—	—	—	—
	Allocated to index strategies					46,111,051
Total		$3,368,075	$1,981,746	$2,572,110	$968,359	$55,001,341

Fixed Rate Annuities	0.00% - 0.50%	$52	$—	$—	$—	$52
	0.50% - 1.00%	53,147	178,358	3,833,822	985,499	5,050,826
	1.00% - 1.50%	442,739	235	—	—	442,974
	1.50% - 2.00%	359,167	32,400	226,713	215	618,495
	2.00% - 2.50%	17,870	23	—	—	17,893
	2.50% - 3.00%	365,385	6,956	—	—	372,341
	Greater than 3.00%	47,232	—	—	—	47,232
Total		$1,285,592	$217,972	$4,060,535	$985,714	$6,549,813

	December 31, 2022
	Range of guaranteed minimum crediting rate	At guaranteed minimum	1 to 50	51 to 150	Greater than 150 basis points above	Total
		(Dollars in thousands)
Fixed Index Annuities	0.00% - 0.50%	$—	$462,356	$407,426	$314,929	$1,184,711
	0.50% - 1.00%	2,421,795	1,098,332	2,258,992	77,901	5,857,020
	1.00% - 1.50%	51,586	9,391	—	—	60,977
	1.50% - 2.00%	57	—	—	—	57
	2.00% - 2.50%	133,059	100,205	8	—	233,272
	2.50% - 3.00%	939,684	—	—	—	939,684
	Greater than 3.00%	—	—	—	—	—
	Allocated to index strategies					45,550,513
Total		$3,546,181	$1,670,284	$2,666,426	$392,830	$53,826,234

Fixed Rate Annuities	0.00% - 0.50%	$61	$—	$—	$—	$61
	0.50% - 1.00%	55,458	203,523	4,000,203	701,836	4,961,020
	1.00% - 1.50%	454,728	231	—	—	454,959
	1.50% - 2.00%	281,694	96,767	277,053	189	655,703
	2.00% - 2.50%	21,887	22	—	—	21,909
	2.50% - 3.00%	434,042	7,417	—	—	441,459
	Greater than 3.00%	54,466	—	—	—	54,466
Total		$1,302,336	$307,960	$4,277,256	$702,025	$6,589,577

9. Notes and Loan Payable
Notes and loan payable includes the following:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Senior notes due 2027
Principal	$500,000	$500,000
Unamortized debt issue costs	(2,507)	(2,960)
Unamortized discount	(151)	(178)
Term loan due 2027
Principal	300,000	300,000
Principal paydown	(9,375)	(3,750)
Unamortized debt issue costs	(869)	(1,039)
	$787,098	$792,073
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
In addition to our commitments to fund mortgage loans, we have unfunded commitments at September 30, 2023 to limited partnerships of $725.5 million, and fixed maturity securities of $1.1 billion.
Through our FHLB membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of September 30, 2023, we had no FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding. The fixed maturity security investments pledged for collateral had a fair value of $1.7 billion at September 30, 2023.

11. Earnings Per Common Share and Stockholders' Equity
Earnings Per Common Share
The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Numerator:
Net income available to common stockholders - numerator for earnings per common share	$465,238	$433,971	$642,769	$1,854,891

Denominator:
Weighted average common shares outstanding	78,033,828	87,707,426	79,719,497	92,338,919
Effect of dilutive securities:
Stock options and deferred compensation agreements	702,387	452,321	599,809	517,490
Restricted stock and restricted stock units	1,215,929	421,391	871,466	413,106
Denominator for earnings per common share - assuming dilution	79,952,144	88,581,138	81,190,772	93,269,515

Earnings per common share	$5.96	$4.95	$8.06	$20.09
Earnings per common share - assuming dilution	$5.82	$4.90	$7.92	$19.89
There were no options to purchase shares of our common stock outstanding excluded from the computation of diluted earnings per common share during the three and nine months ended September 30, 2023 and 2022, as the exercise price of all options outstanding was less than the average market price of our common shares for those periods.
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
Dividends on the Series A and Series B preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the first day of March, June, September and December of each year, commencing on March 1, 2020 for Series A and on December 1, 2020 for Series B. For both the three and nine months ended September 30, 2023 and 2022, we paid dividends totaling $5.9 million and $17.8 million for Series A preferred stock and $5.0 million and $14.9 million for Series B preferred stock, respectively. The Series A and Series B preferred stock rank senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference. The Series A and Series B preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions.
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

From the 2020 inception of the share repurchase program through September 30, 2023, we have repurchased approximately 31.2 million shares of our common stock at an average price of $35.21 per common share, including 2.4 million shares repurchased in the open market during the nine months ended September 30, 2023. As of September 30, 2023, we had $276 million remaining under our share repurchase program.
Treasury Stock
As of September 30, 2023, we held 30,971,013 shares of treasury stock with a carrying value of $1.1 billion. As of December 31, 2022, we held 24,590,353 shares of treasury stock with a carrying value of $823.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at September 30, 2023, and the unaudited consolidated results of operations for the three and nine month periods ended September 30, 2023 and 2022, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2022. Interim operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the entire year. Preparation of financial statements requires use of management estimates and assumptions. On January 1, 2023, we adopted ASU 2018-12, more commonly referred to as Long Duration Targeted Improvements. As such, results for 2022 have been recast and are also presented under the new guidance.
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
During the first nine months of 2023, we continued to advance our AEL 2.0 strategy as we executed against the four key pillars. Key areas of advancement included the following:
•We increased sales to $5.6 billion during the first nine months of 2023, with fixed index annuities representing $5.1 billion of total sales. Total sales during the third quarter of 2023 were $2.2 billion, with fixed index annuities representing $2.2 billion of total sales. Fixed index annuity sales during the third quarter of 2023 increased 18% compared to the second quarter of 2023 and increased 203% compared to the third quarter of 2022.
•We continued to increase our allocation of investments to private assets. As of September 30, 2023, approximately $12.6 billion or 25.3% of our investment portfolio consisted of private assets. In addition, we increased our cash and cash equivalents holdings $6.0 billion during the third quarter of 2023 at a weighted average yield of 5.47% with the focus on raising additional liquidity.
•Effective February 8, 2023, we executed an amendment to our reinsurance agreement with AeBe ISA LTD ("AeBe") under which we ceded $228 million of flow multi-year guarantee annuity business contributing to a total of $2.3 billion of flow reinsurance during the nine months ending September 30, 2023, including $870.0 million during the third quarter of 2023.
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
On August 30, 2023 S&P affirmed its "A-" financial strength rating on American Equity Life and its "BBB-" long-term issuer credit rating on American Equity Investment Life Holding Company.
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
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average yield on invested assets	4.69%	4.48%	4.52%	4.33%
Aggregate cost of money	1.96%	1.75%	1.87%	1.69%
Aggregate investment spread	2.73%	2.73%	2.65%	2.64%

Impact of:
Investment yield - additional prepayment income	—%	0.03%	0.01%	0.04%
Cost of money benefit from over hedging	0.05%	—%	0.03%	0.02%
The cost of money for fixed index annuities and average crediting rates for fixed rate annuities are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements. With respect to our fixed index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate strategy and expenses we incur to fund the annual index credits. Proceeds received upon expiration of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives and are largely offset by an expense for interest credited to annuity policyholder account balances. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities and Financial Condition - Derivative Instruments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2022.
Average yield on invested assets increased as compared to the prior periods primarily as a result of new money yields and the benefit of higher short-term interest rates on our floating rate portfolio partly offset by lower returns on our private assets and partnerships, lower prepayment income and an increase in investment expenses. See Net investment income. The aggregate cost of money increased primarily due to an increase in option costs as compared to the prior periods. We have the flexibility to reduce our crediting rates if necessary and could decrease our cost of money by approximately 125 basis points if we reduce current rates to guaranteed minimums.

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022
Annuity deposits by product type collected during the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
American Equity Investment Life Insurance Company:
Fixed index annuities	$1,715,362	$627,444	$3,922,839	$2,055,120
Annual reset fixed rate annuities	250	1,271	1,777	3,473
Multi-year fixed rate annuities	13,127	4,465	206,193	7,295
Single premium immediate annuities	210	1,915	915	18,441
	1,728,949	635,095	4,131,724	2,084,329
Eagle Life Insurance Company:
Fixed index annuities	498,431	102,379	1,133,303	333,507
Annual reset fixed rate annuities	—	143	3,039	150
Multi-year fixed rate annuities	10,616	14,684	341,777	17,147
	509,047	117,206	1,478,119	350,804
Consolidated:
Fixed index annuities	2,213,793	729,823	5,056,142	2,388,627
Annual reset fixed rate annuities	250	1,414	4,816	3,623
Multi-year fixed rate annuities	23,743	19,149	547,970	24,442
Single premium immediate annuities	210	1,915	915	18,441
Total before coinsurance ceded	2,237,996	752,301	5,609,843	2,435,133
Coinsurance ceded	871,661	253,446	2,335,186	682,461
Net after coinsurance ceded	$1,366,335	$498,855	$3,274,657	$1,752,672
Annuity deposits before and after coinsurance ceded increased 197% and 174%, respectively, during the third quarter of 2023 compared to the same period in 2022 and increased 130% and 87%, respectively, during the nine months ended September 30, 2023 compared to the same period in 2022. The increases in sales for the three and nine months ended September 30, 2023 compared to the same periods in 2022 were primarily driven by increases in fixed index annuity sales as a result of our income product sales, which benefited from a higher demand for guaranteed income solutions as a result of high volatility in the markets. In addition, annuity deposits for the nine months ended September 30, 2023 benefited from an increase in multi-year fixed rate annuities (MYGA) which reflects pricing support from the execution of the amendment to our reinsurance agreement with AeBe to cede new MYGA flow business beginning in the first quarter of 2023.
We began ceding certain fixed rate annuities issued after February 8, 2023 to AeBe, and we have continued to increase the amount of business ceded to North End Re under the reinsurance agreement executed in 2021, both of which contributed to the increases in coinsurance ceded annuity deposits for the three and nine months ended September 30, 2023 compared to the same periods of 2022.
Net income available to common stockholders increased to $465.2 million in the third quarter of 2023 and decreased to $642.8 million for the nine months ended September 30, 2023 compared to $434.0 million and $1.9 billion for the same periods in 2022. The increase in net income available to common stockholders for the three months ended September 30, 2023 was driven primarily by a market risk benefit gain, increased annuity product charges, an increase in other revenues and a decrease in the change in fair value of embedded derivatives offset by a decrease in net investment income, a decrease in change in fair value of derivatives, an increase in net realized losses on investments, an increase in interest sensitive and index product benefits and an increase in other operating costs and expenses. The decrease in net income available to common stockholders for the nine months ended September 30, 2023 was driven primarily by an increase in the change in fair value of embedded derivatives, a decrease in net investment income, an increase in net realized losses on investments and an increase in other operating costs and expenses offset by a decrease in interest sensitive and product benefits, an increase in the market risk benefit gain, an increase in the change in fair value of derivatives, an increase in annuity product charges and an increase in other revenue.
Net income, in general, is impacted by the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) decreased 9.7% to $47.3 billion for the third quarter of 2023 and 10.5% to $47.3 billion for the nine months ended September 30, 2023 compared to $52.3 billion and $52.8 billion for the same periods in 2022. Our investment spread measured in dollars was $357.8 million for the third quarter of 2023 and $1,013.8 million for the nine months ended September 30, 2023 compared to $382.7 million and $1,091.7 million for the same periods in 2022. Net investment income for the three and nine months ended September 30, 2023 was negatively impacted by the lower volumes of business in force as a result of in-force reinsurance transactions executed in 2022, which was partly offset by the benefits to net investment income from higher short-term interest rates on our floating rate portfolio and attractive new money rates (see Net investment income).

Net income is also impacted by the change in fair value of derivatives and embedded derivatives, which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income for the three months ended September 30, 2023 was positively impacted by a decrease in the change in fair value of embedded derivatives while net income for the nine months ended September 30, 2023 was negatively impacted by an increase in the change in fair value of embedded derivatives. Net income for the three and nine months ended September 30, 2023 was negatively impacted by the change in fair value of derivatives. See Change in fair value of derivatives and Change in fair value of embedded derivatives.
In addition, net income is impacted by the change in the market risk benefits (gains) losses which fluctuates from period to period primarily based on changes in interest rates, equity market movement, equity index volatility and policyholder behavior. Net income for the three and nine months ended September 30, 2023 was positively impacted by decreases in the expense associated with the change in the market risk benefits. See Market risk benefit (gains) losses.
We periodically update the key assumptions used in the calculation of market risk benefits gains (losses), policy benefit reserves and the embedded derivative component of our fixed index annuity policy benefit reserves as experience develops that is different from our assumptions.
Net income available to common stockholders for the 2023 and 2022 periods includes effects from updates to assumptions as follows:

	Three and Nine Months Ended September 30,
	2023	2022
	(Dollars in thousands)
Increase (decrease) in market risk benefit (gain) loss	$(63,294)	$229,439
Increase (decrease) in policy benefit reserves (1)	(2,296)	3,051
Increase (decrease) in change in fair value of embedded derivatives	84,381	(94,770)
Effect on net income available to common stockholders	(14,750)	(106,905)
(1)The effect on policy benefit reserves from updates to assumptions is related to changes in the liability for future policy benefits and the deferred profit liability.
We review these assumptions quarterly and as a result of these reviews, we made updates to assumptions in the third quarter of 2023 and 2022.
The most significant assumption updates made in the third quarter of 2023 were to the crediting rates on policies, policyholder decrement assumptions including lapse, partial withdrawal and mortality rates, and lifetime income benefit rider utilization assumptions.
We increased the near term crediting/discount rate assumption which grades to the long-term assumption over the eight year reversion period. The long-term assumption was lowered slightly, and there were no changes to the grading period. The near term assumption increased 20 basis points to 1.85% from 1.65% for fixed index annuities while the long term assumption was lowered 5 basis points to 2.35% from 2.40% for fixed index annuities. These changes resulted in an increase in the fair value of the embedded derivative and an increase in the market risk benefit liability.
We updated lapse, partial withdrawal and mortality assumptions based on actual historical experience. We updated shock lapse rates resulting in increases to the assumption for accumulation products with a shorter surrender charge period and decreases to the assumption for policies with a non-utilized, no fee lifetime income benefit rider. In addition, we increased the dynamic lapse factor based on the lifetime income benefit rider profitability. The partial withdrawal assumption was updated to reflect more granular assumptions by product categories which led to an overall decrease in the partial withdrawal rates. The mortality assumption was updated to reflect higher mortality for older ages and lower mortality for younger ages resulting in an overall increase in mortality rates. The net impact of these changes resulted in an increase in the fair value of the embedded derivative, a decrease in the market risk benefit liability and a decrease in the liability for future policy benefits.
We updated our lifetime income benefit rider utilization assumption structure to reflect utilization rates by issue age and duration resulting in higher utilization rates for older business and lower utilization rates for newer business. In addition, the lifetime income benefit rider reset assumption was updated to assume 100% reset for policies with a no fee rider. These changes resulted in an increase in the market risk benefit liability and an increase in the fair value of the embedded derivative.
The most significant assumption updates made in 2022 were to the crediting rates on policies, lapse rate and partial withdrawal assumptions and lifetime income benefit rider utilization assumptions.
We increased the long-term crediting/discount rate assumption by 30 basis points to 1.65% in the near term increasing to 2.40% over the eight year reversion period. In addition, we adjusted the grading of the discount rate assumption in the embedded derivative calculation. These changes resulted in a decrease in the fair value of the embedded derivative due to the grading of the crediting rate assumption and a decrease in the market risk benefit liability due to a higher discount rate.

We updated lapse rate and partial withdrawal assumptions based on actual historical experience. We refreshed lapse tables based on five years of lapse experience and implemented a 1% lapse floor. For policies with a lifetime income benefit rider that do not charge a fee, we increased the lapse rates. For policies with a lifetime income benefit rider that has been utilized, we decreased the lapse rates. We expanded our partial withdrawal assumptions to include scalars in our assumptions during the surrender charge period, shock period, and post-shock period. This resulted in partial withdrawals extending beyond the surrender charge period. The net impact of these changes resulted in a decrease in the market risk benefit liability due to a decrease the present value of expected claims as a result of higher overall lapses and increased the fair value of the embedded derivative due to higher overall lapses and partial withdrawals.
We updated our lifetime income benefit rider utilization assumption structure to capture policyholder characteristics at a more granular level. This resulted in an increase in the number of policies utilizing the benefit and increased the excess claims. The impact of this change resulted in an increase in the market risk benefit liability and an increase in the fair value of the embedded derivative.
Non-GAAP operating income (loss) available to common stockholders, a non-GAAP financial measure, increased to $195.5 million in the third quarter of 2023 and to $447.5 million for the nine months ended September 30, 2023 compared to $(8.7) million and $249.6 million for the same periods in 2022.
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
The adjustments made to net income available to common stockholders to arrive at non-GAAP operating income (loss) available to common stockholders for the three and nine months ended September 30, 2023 and 2022 are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Reconciliation from net income available to common stockholders to non-GAAP operating income (loss) available to common stockholders:
Net income available to American Equity Investment Life Holding Company common stockholders	$465,238	$433,971	$642,769	$1,854,891
Adjustments to arrive at non-GAAP operating income (loss) available to common stockholders:
Net realized losses on financial assets, including credit losses	46,771	16,945	93,892	67,724
Change in fair value of derivatives and embedded derivatives	(115,747)	(400,952)	(34,361)	(1,718,972)
Capital markets impact on the change in fair value of market risk benefits	(290,558)	(179,509)	(338,308)	(395,926)
Net investment income	(1,746)	—	372	—
Other revenue	5,969	—	17,907	—
Expenses incurred related to acquisition	9,714	—	9,714	—
Income taxes	75,879	120,802	55,487	441,836
Non-GAAP operating income (loss) available to common stockholders	$195,520	$(8,743)	$447,472	$249,553

Non-GAAP operating income (loss) available to common stockholders for the 2023 and 2022 periods includes effects from updates to assumptions as follows:

	Three and Nine Months Ended September 30,
	2023	2022
	(Dollars in thousands)
Increase (decrease) in market risk benefit (gain) loss	$(32,822)	$230,832
Increase (decrease) in policy benefit reserves (1)	(2,296)	3,051
Effect on non-GAAP operating income (loss) available to common stockholders	27,568	(181,890)
(1)The effect on policy benefit reserves from updates to assumptions is related to changes in the liability for future policy benefits and the deferred profit liability.
The impact to net income available to common stockholders and non-GAAP operating income (loss) available to common stockholders from assumption updates varies due to the impact of fair value accounting for our fixed index annuity business as non-GAAP operating income (loss) available to common stockholders eliminates the impact of fair value accounting for our fixed index annuity business. While the assumption updates made during 2023 and 2022 were consistently applied, the impact to net income available to common stockholders and non-GAAP operating income (loss) available to common stockholders varies due to the impact of eliminating the fair value accounting for our fixed index annuity business.
The increases in non-GAAP operating income (loss) available to common stockholders for the three and nine months ended September 30, 2023 compared to the same periods in 2022 were primarily due to the favorable impact of assumption updates made during 2023 compared to the unfavorable impact of assumption updates made during 2022. Additionally, non-GAAP operating income (loss) available to common stockholders was positively impacted by increases in annuity product charges and increases in other revenues, partially offset by decreases in net investment income, increases in interest credited to account balances and increases in the amortization of deferred acquisition costs and deferred sales inducements.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 39% to $84.3 million in the third quarter of 2023 and 30% to $218.5 million for the nine months ended September 30, 2023 compared to $60.8 million and $168.7 million for the same periods in 2022. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Surrender charges	$45,550	$19,783	$105,869	$50,669
Lifetime income benefit riders (LIBR) fees	38,766	41,036	112,680	118,019
	$84,316	$60,819	$218,549	$168,688

Withdrawals from annuity policies subject to surrender charges	$677,964	$328,503	$1,738,847	$785,956
Average surrender charge collected on withdrawals subject to surrender charges	6.7%	6.0%	6.1%	6.4%

Fund values on policies subject to LIBR fees	$4,101,172	$5,061,814	$12,749,783	$14,820,475
Weighted average per policy LIBR fee	0.95%	0.81%	0.88%	0.80%
The increases in annuity product charges for the three and nine months ended September 30, 2023 compared to the same periods in 2022 were attributable to increases in withdrawals from annuity policies subject to surrender charges partially offset by decreases in fees assessed for lifetime income benefit riders due to a smaller volume of business in force subject to the fee.
Net investment income decreased 4% to $586.6 million in the third quarter of 2023 and 4% to $1,690.6 million for the nine months ended September 30, 2023 compared to $609.7 million and $1,769.5 million for the same periods in 2022. The decreases were primarily attributable to decreases in the average invested asset balances partially offset by increases in the average yield earned on average invested assets during the three and nine months ended September 30, 2023 compared to the same periods in 2022. Average invested assets excluding derivative instruments decreased 9% to $49.5 billion for the third quarter of 2023 and 9% to $49.4 billion for the nine months ended September 30, 2023 compared to $54.4 billion and $54.6 billion for the same periods in 2022.
The average yield earned on average invested assets was 4.69% for the third quarter of 2023 and 4.52% for the nine months ended September 30, 2023 compared to 4.48% and 4.33% for the same periods in 2022. The increases in yield earned on average invested assets for the three and nine months ended September 30, 2023 compared to the same periods in 2022 were primarily due to higher short-term interest rates on our floating rate portfolio and attractive new money rates partially offset by lower returns on private assets and partnerships, lower prepayment income and an increase in investment expenses.

The expected return on investments purchased during the three and nine months ended September 30, 2023 was 7.82% and 6.99%, net of third-party investment management expenses, including $0.6 billion of privately sourced assets with an expected return of 7.83%, and $2.8 billion of privately sourced assets with an expected return of 7.63% for the three and nine months ended September 30, 2023, respectively. The expected return on investments purchased during the three and nine months ended September 30, 2022 was 6.42% and 4.46%, net of third-party investment management expenses, including $1.3 billion of privately sourced assets with an expected return of 6.50% and $3.6 billion of privately sourced assets with an expected return of 5.80% for the three and nine months ended September 30, 2022, respectively.
Change in fair value of derivatives primarily consists of call options purchased to fund annual index credits on fixed index annuities. The components of change in fair value of derivatives are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Call options:
Proceeds received at option expiration	$126,750	$4,865	$199,800	$308,072
Pro rata amortization of option cost	(175,603)	(167,197)	(496,866)	(492,669)
Change in unrealized gains/losses	(334,173)	24	192,367	(957,924)
Warrants	—	83	1,206	262
Interest rate swaps	—	(14,446)	9,096	(18,112)
	$(383,026)	$(176,671)	$(94,397)	$(1,160,371)
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based which impacts the level of gains on call option expirations, the fair values of those call options and changes in the fair values of those call options between periods. The changes in gain (loss) on option expiration and unrealized gains/losses on call options for the three and nine months ended September 30, 2023 compared to the same periods in 2022 are due to equity market performance for the three and nine months ended September 30, 2023 compared to the same periods in 2022. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
S&P 500 Index
Point-to-point strategy	0.0% - 9.9%	0.0% - 0.0%	0.0% - 10.1%	0.0% - 12.5%
Monthly average strategy	0.0% - 8.5%	0.0% - 1.8%	0.0% - 8.5%	0.0% - 8.6%
Monthly point-to-point strategy	0.0% - 7.7%	0.0% - 0.0%	0.0% - 7.7%	0.0% - 12.9%
Volatility control index point-to-point strategy	0.0% - 5.6%	0.0% - 0.0%	0.0% - 5.6%	0.0% - 7.3%
Fixed income (bond index) strategies	0.0% - 5.9%	0.0% - 6.0%	0.0% - 6.0%	0.0% - 6.5%
The change in fair value of derivatives is also influenced by the aggregate cost of options purchased. The aggregate cost of options for the three and nine months ended September 30, 2023 was higher than for the same periods in 2022 as option costs were higher during the first nine months of 2023 compared to the same period of 2022. The aggregate cost of options is influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

Other revenue increased 89% to $20.8 million in the third quarter of 2023 and 84% to $53.9 million for the nine months ended September 30, 2023 compared to $11.0 million and $29.2 million for the same periods in 2022. The components of other revenue are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Asset liability management fees	$5,426	$3,298	$16,448	$9,224
Amortization of deferred gain	15,337	7,690	37,445	19,989
	$20,763	$10,988	$53,893	$29,213
The increases in other revenue for the three and nine months ended September 30, 2023 compared to the same periods in 2022 were due to the increase in business ceded under the North End Re reinsurance treaty which was effective July 1, 2021 and the execution of a new in-force reinsurance transaction with AeBe which was effective October 3, 2022.
Interest sensitive and index product benefits increased 181% to $193.7 million in the third quarter of 2023 and decreased 25% to $374.0 million for the nine months ended September 30, 2023 compared to $69.0 million and $497.2 million for the same periods in 2022. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Index credits on index policies	$120,894	$4,648	$189,934	$301,431
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	72,792	64,334	184,050	195,814
	$193,686	$68,982	$373,984	$497,245
The increase in index credits for the three months ended September 30, 2023 and the decrease in index credits for the nine months ended September 30, 2023 compared to the same periods in 2022 were due to changes in the level of appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $126.8 million and $199.8 million for the three and nine months ended September 30, 2023, compared to $4.9 million and $308.1 million for the same periods in 2022. The increase in interest credited for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to an increase in the average fixed rate being earned on funds earning a fixed rate of interest including funds allocated to the fixed option strategy within our fixed index annuities. The decrease in interest credited for the nine months ended September 30, 2023 compared to the same period in 2022 was due to a decrease in the average balance of funds allocated to the fixed option strategy within our fixed index annuities partially offset by an increase in the average fixed rate being earned on funds earning a fixed rate of interest.
Market risk benefits (gains) losses decreased 482% to $(296.1) million in the third quarter of 2023 and 761% to $(256.5) million for the nine months ended September 30, 2023 compared to $77.6 million and $(29.8) million for the same periods in 2022. The decreases in market risk benefits (gains) losses for the three and nine months ended September 30, 2023 compared to the same periods in 2022 were primarily due to the impact of assumption updates made during the third quarter of 2023 compared to the impact of assumption updates made during the third quarter of 2022. See Net income available to common stockholders and Non-GAAP operating income available to common stockholders, a non-GAAP financial measure above for discussion of the impact of assumption updates for the three and nine months ended September 30, 2023 and 2022. In addition, changes in interest rates and equity markets contributed to the decrease for the three months ended September 30, 2023 compared to the same period in 2022. Changes in interest rates and equity markets partially offset the decrease resulting from the assumption updates for the nine months ended September 30, 2023 compared to the same period in 2022. See Note 8 - Policyholder Liabilities to our unaudited consolidated financial statements for further discussion on market risk benefits.
Amortization of deferred sales inducements increased 5% to $48.4 million in the third quarter of 2023 and 4% to $141.9 million for the nine months ended September 30, 2023 compared to $46.2 million and $136.0 million for the same periods in 2022. Amortization of deferred sales inducements is calculated on a constant-level basis over the expected term of the related contracts. Bonus products represented 62% and 67% of our net annuity account values at September 30, 2023 and September 30, 2022, respectively. See Note 7 - Deferred Policy Acquisition Costs and Deferred Sales Inducements to our unaudited consolidated financial statements for further discussion on deferred sales inducements.

Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives (see Note 6 - Derivative Instruments to our unaudited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Fixed index annuities - embedded derivatives	$(323,080)	$(299,144)	$250,494	$(2,176,911)
Reinsurance related embedded derivative	(128,726)	(116,230)	(84,096)	(518,096)
	$(451,806)	$(415,374)	$166,398	$(2,695,007)
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
The primary reason for the decrease in the change in fair value of the fixed index annuity embedded derivatives during the three months ended September 30, 2023 compared to the same period of 2022 was due to a larger decrease in the fair value of the call options acquired to fund the index credits during the three months ended September 30, 2023 compared to the same period in 2022 which was partially offset by smaller increases in the net discount rates used in the calculation during the three months ended September 2023 compared to the same period in 2022. The primary reasons for the increase in the change in fair value of the fixed index annuity embedded derivatives during the nine months ended September 30, 2023 compared to the same period of 2022 were smaller increases in the net discount rates used in the calculation during the nine months ended September 30, 2023 compared to the same period of 2022 and an increase in the fair value of the call options acquired to fund the index credits during the nine months ended September 30, 2023 compared to a decrease in the fair value of the call options during the nine months ended September 20, 2022. The discount rates used in estimating our embedded derivative liabilities fluctuate based on the changes in the general level of risk free interest rates and our own credit spread. In addition, the three and nine months ended September 30, 2023 were negatively affected by the impact of assumption updates made during the third quarter of 2023 while the three and nine months ended September 30, 2022 were positively affected by the impact of assumption updates made during the third quarter of 2022. See Net income available to common stockholders above for discussion of the impact of assumption updates for the three and nine months ended September 30, 2023 and 2022.
The reinsurance agreements executed in 2022 with AeBe and 2021 with North End Re to cede certain fixed index annuity product liabilities on a coinsurance funds withheld and modified coinsurance basis contain embedded derivatives. The fair value of these embedded derivatives are based on the unrealized gains and losses of the underlying assets held in the funds withheld and modified coinsurance portfolios. For both the three and nine months ended September 30, 2023 and September 30, 2022 the fair value of the underlying assets decreased. The magnitude of the decreases in the fair value of the underlying assets were primarily a result of changes in the general level of interest rates from period to period. See Note 6 - Derivative Instruments for discussion on the reinsurance related embedded derivative.
Amortization of deferred policy acquisition costs decreased 2% to $70.6 million in the third quarter of 2023 and 5% to $207.3 million for the nine months ended September 30, 2023 compared to $71.7 million and $217.2 million for the same periods in 2022. Amortization of deferred policy acquisition costs is calculated on a constant-level basis over the expected term of the related contracts. The decrease in amortization for the three and nine months ended September 30, 2023 compared to the same periods in 2022 is due to a lower overall deferred policy acquisition balance in 2023 compared to 2022 primarily due to a write-off of deferred policy acquisition costs associated with in-force reinsurance transactions executed in the third and fourth quarters of 2022. See Note 7 - Deferred Policy Acquisition Costs and Deferred Sales Inducements to our unaudited consolidated financial statements for further discussion on deferred policy acquisition costs.
Other operating costs and expenses increased 29% to $76.6 million in the third quarter of 2023 and 28% to $226.3 million for the nine months ended September 30, 2023 compared to $59.5 million and $177.1 million for the same periods in 2022 and are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Salary and benefits	$54,384	$46,185	$156,023	$115,432
Other	22,246	13,285	70,308	61,705
Total other operating costs and expenses	$76,630	$59,470	$226,331	$177,137
Salary and benefits increased $8.2 million for the three months ended September 30, 2023 and $40.6 million for the nine months ended September 30, 2023 compared to the same periods in 2022, primarily due to expense associated with a strategic incentive award granted in November 2022 as well as an increase in expense associated with our equity and cash incentive compensation programs.

Other expenses increased for the three and nine months ended September 30, 2023 primarily due to expenses associated with the Agreement and Plan of Merger with Brookfield Reinsurance Ltd.
Income tax expense was $133.7 million in the third quarter of 2023 and $193.3 million for the nine months ended September 30, 2023 compared to $121.4 million and $518.0 million for the same periods in 2022. The changes in income tax expense were primarily due to changes in income before income taxes as well as changes in the effective income tax rates. The effective income tax rates for the three and nine months ended September 30, 2023 were 21.9% and 22.3%, respectively, and 21.4% and 21.5% for the same periods in 2022, respectively.
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
A U.S. corporate alternative minimum tax (CAMT) based on adjusted financial statement income took effect for tax years beginning after December 31, 2022. Treasury has not yet proposed CAMT implementation guidance; however, based on the statutory rules and tentative and preliminary analysis performed by the company’s control group, the company expects no CAMT liability for 2023.

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
The composition of our investment portfolio is summarized as follows:

	September 30, 2023		December 31, 2022
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
U.S. Government and agencies	$162,885	0.4%	$169,071	0.4%
States, municipalities and territories	2,564,632	6.6%	3,822,943	8.5%
Foreign corporate securities and foreign governments	376,549	1.0%	616,938	1.4%
Corporate securities	15,327,047	39.2%	20,201,774	44.8%
Residential mortgage backed securities	1,179,159	3.0%	1,366,927	3.0%
Commercial mortgage backed securities	2,666,615	6.8%	3,447,075	7.6%
Other asset backed securities	4,544,208	11.6%	5,155,254	11.4%
Total fixed maturity securities	26,821,095	68.6%	34,779,982	77.1%
Mortgage loans on real estate	7,253,036	18.6%	6,778,977	15.0%
Real estate investments	1,302,185	3.3%	1,056,063	2.3%
Limited partnerships and limited liability companies	1,763,551	4.5%	1,266,779	2.8%
Derivative instruments	733,784	1.9%	431,727	1.0%
Other investments	1,207,672	3.1%	829,900	1.8%
	39,081,323	100.0%	45,143,428	100.0%
Coinsurance investments (1)	5,505,784		6,181,870
	$44,587,107		$51,325,298
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
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	September 30, 2023			December 31, 2022
Rating Agency Rating (2)	Amortized Cost	Carrying Amount	Percent of Fixed Maturity Securities	Amortized Cost	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$19,135,971	$15,898,906	59.4%	$24,462,459	$21,723,282	62.5%
Baa	12,120,183	10,243,694	38.3%	14,228,490	12,434,302	35.7%
Total investment grade	31,256,154	26,142,600	97.7%	38,690,949	34,157,584	98.2%
Ba	465,323	408,223	1.6%	554,605	485,166	1.4%
B	134,646	113,734	0.4%	94,185	79,058	0.2%
Caa	72,400	55,761	0.2%	20,020	18,540	0.1%
Ca and lower	34,103	30,489	0.1%	40,664	39,634	0.1%
Total below investment grade	706,472	608,207	2.3%	709,474	622,398	1.8%
	31,962,626	26,750,807	100.0%	39,400,423	34,779,982	100.0%
Coinsurance investments (1)	5,792,530	5,263,837		5,465,596	5,024,635
	$37,755,156	$32,014,644		$44,866,019	$39,804,617
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.
(2)The table excludes residual tranche securities that are not rated with an amortized cost of $58,394 and carrying amount of $70,288 as of September 30, 2023.
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
A summary of our fixed maturity securities by NAIC designation is as follows:

	September 30, 2023				December 31, 2022
NAIC Designation (2)	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$19,327,495	$16,056,424	$16,056,424	60.0%	$24,466,961	$21,752,775	$21,752,775	62.5%
2	11,960,953	10,118,937	10,118,937	37.8%	14,185,506	12,398,001	12,398,001	35.6%
3	486,580	424,137	424,137	1.6%	562,190	490,198	490,198	1.5%
4	116,264	98,929	98,929	0.4%	109,409	91,495	91,495	0.3%
5	61,334	45,253	45,253	0.2%	61,721	36,738	36,738	0.1%
6	10,000	7,127	7,127	—%	14,636	10,775	10,775	—%
	31,962,626	26,750,807	26,750,807	100.0%	39,400,423	34,779,982	34,779,982	100.0%
Coinsurance investments (1)	5,792,530	5,263,837	5,263,837		5,465,596	5,024,635	5,024,635
	$37,755,156	$32,014,644	$32,014,644		$44,866,019	$39,804,617	$39,804,617
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.
(2)The table excludes residual tranche securities that are not rated with an amortized cost of $58,394 and fair value and carrying amount of $70,288 as of September 30, 2023.
The amortized cost and fair value of fixed maturity securities at September 30, 2023, by contractual maturity, are presented in Note 3 - Investments to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses, Net of Allowance	Allowance for Credit Losses	Fair Value
		(Dollars in thousands)
September 30, 2023
Fixed maturity securities, available for sale:
U.S. Government and agencies	30	$172,247	$(9,772)	$—	$162,475
States, municipalities and territories	508	3,036,450	(638,448)	—	2,398,002
Foreign corporate securities and foreign governments	35	471,253	(94,704)	—	376,549
Corporate securities	1,739	17,862,145	(3,606,263)	(2,911)	14,252,971
Residential mortgage backed securities	239	1,265,793	(161,209)	(97)	1,104,487
Commercial mortgage backed securities	294	3,145,221	(490,680)	—	2,654,541
Other asset backed securities	485	4,481,384	(233,326)	(610)	4,247,448
	3,330	30,434,493	(5,234,402)	(3,618)	25,196,473
Coinsurance investments (1)	729	4,206,918	(568,495)	—	3,638,423
	4,059	$34,641,411	$(5,802,897)	$(3,618)	$28,834,896

December 31, 2022
Fixed maturity securities, available for sale:
U.S. Government and agencies	27	$165,746	$(4,637)	$—	$161,109
States, municipalities and territories	514	3,265,080	(574,814)	—	2,690,266
Foreign corporate securities and foreign governments	43	590,944	(74,151)	—	516,793
Corporate securities	2,103	21,393,656	(3,224,609)	(3,214)	18,165,833
Residential mortgage backed securities	219	1,235,672	(126,368)	(133)	1,109,171
Commercial mortgage backed securities	339	3,750,331	(391,966)	—	3,358,365
Other asset backed securities	567	4,579,149	(382,563)	—	4,196,586
	3,812	34,980,578	(4,779,108)	(3,347)	30,198,123
Coinsurance investments (1)	698	3,085,834	(504,739)	—	2,581,095
	4,510	$38,066,412	$(5,283,847)	$(3,347)	$32,779,218
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.
The unrealized losses at September 30, 2023 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at September 30, 2023. Approximately 98% of the unrealized losses on fixed maturity securities shown in the above table for both September 30, 2023 and December 31, 2022 are on securities that are rated investment grade, defined as being the highest two NAIC designations.
The increase in unrealized losses from December 31, 2022 to September 30, 2023 was primarily due to an increase in treasury yields and changes in credit spreads during the nine months ended September 30, 2023. The 10-year U.S. Treasury yields at September 30, 2023 and December 31, 2022 were 4.59% and 3.88%, respectively. The 30-year U.S. Treasury yields at September 30, 2023 and December 31, 2022 were 4.73% and 3.97%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses (1)	Percent of Total
	(Dollars in thousands)
September 30, 2023
1	$15,465,783	61.3%	$(3,286,966)	62.8%
2	9,168,516	36.4%	(1,850,926)	35.4%
3	421,471	1.7%	(61,873)	1.2%
4	93,679	0.4%	(17,335)	0.3%
5	45,253	0.2%	(16,081)	0.3%
6	1,771	—%	(1,221)	—%
	25,196,473	100.0%	(5,234,402)	100.0%
Coinsurance investments (2)	3,638,423		(568,495)
	$28,834,896		$(5,802,897)

December 31, 2022
1	$18,396,691	60.9%	$(2,836,027)	59.4%
2	11,207,008	37.1%	(1,825,520)	38.2%
3	465,867	1.6%	(72,976)	1.5%
4	89,686	0.3%	(17,922)	0.4%
5	29,075	0.1%	(25,037)	0.5%
6	9,796	—%	(1,626)	—%
	30,198,123	100.0%	(4,779,108)	100.0%
Coinsurance investments (2)	2,581,095		(504,739)
	$32,779,218		$(5,283,847)
(1)Gross unrealized losses have been adjusted to reflect the allowance for credit loss of $3.6 million and $3.3 million as of September 30, 2023 and December 31, 2022, respectively.
(2)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022, along with a description of the factors causing the unrealized losses is presented in Note 3 - Investments to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

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
		(Dollars in thousands)
September 30, 2023
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	357	$2,773,912	$2,613,436	$(160,476)
Six months or more and less than twelve months	106	565,828	513,514	(52,314)
Twelve months or greater	2,783	26,432,451	21,507,349	(4,925,102)
Total investment grade	3,246	29,772,191	24,634,299	(5,137,892)
Below investment grade:
Less than six months	5	24,499	21,213	(3,286)
Six months or more and less than twelve months	7	33,612	25,488	(8,124)
Twelve months or greater	72	600,573	515,473	(85,100)
Total below investment grade	84	658,684	562,174	(96,510)
	3,330	30,430,875	25,196,473	(5,234,402)
Coinsurance investments (2)	729	4,206,918	3,638,423	(568,495)
	4,059	$34,637,793	$28,834,896	$(5,802,897)

December 31, 2022
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	984	$6,296,895	$5,968,793	$(328,102)
Six months or more and less than twelve months	2,308	24,207,057	20,481,666	(3,725,391)
Twelve months or greater	427	3,761,294	3,153,240	(608,054)
Total investment grade	3,719	34,265,246	29,603,699	(4,661,547)
Below investment grade:
Less than six months	12	51,711	47,494	(4,217)
Six months or more and less than twelve months	34	319,964	265,726	(54,238)
Twelve months or greater	47	340,310	281,204	(59,106)
Total below investment grade	93	711,985	594,424	(117,561)
	3,812	34,977,231	30,198,123	(4,779,108)
Coinsurance investments (2)	698	3,085,834	2,581,095	(504,739)
	4,510	$38,063,065	$32,779,218	$(5,283,847)
(1)Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss of $3.6 million and $3.3 million as of September 30, 2023 and December 31, 2022, respectively.
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

The amortized cost and fair value of fixed maturity securities (excluding U.S. Government and agencies) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20%, when comparing fair value to amortized cost, and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost, Net of Allowance (1)	Fair Value	Gross Unrealized Losses, Net of Allowance (1)
		(Dollars in thousands)
September 30, 2023
Investment grade:
Less than six months	544	$6,098,139	$4,641,652	$(1,456,487)
Six months or more and less than twelve months	62	783,080	569,872	(213,208)
Twelve months or greater	335	4,927,580	3,233,004	(1,694,576)
Total investment grade	941	11,808,799	8,444,528	(3,364,271)
Below investment grade:
Less than six months	7	49,742	35,905	(13,837)
Six months or more and less than twelve months	2	8,114	4,879	(3,235)
Twelve months or greater	6	82,428	59,608	(22,820)
Total below investment grade	15	140,284	100,392	(39,892)
	956	11,949,083	8,544,920	(3,404,163)
Coinsurance investments (2)	389	1,332,514	885,371	(447,143)
	1,345	$13,281,597	$9,430,291	$(3,851,306)
December 31, 2022
Investment grade:
Less than six months	333	$3,955,378	$3,062,075	$(893,303)
Six months or more and less than twelve months	299	4,496,559	3,146,868	(1,349,691)
Twelve months or greater	1	40,351	26,854	(13,497)
Total investment grade	633	8,492,288	6,235,797	(2,256,491)
Below investment grade:
Less than six months	8	61,481	47,057	(14,424)
Six months or more and less than twelve months	7	111,990	71,271	(40,719)
Twelve months or greater	—	—	—	—
Total below investment grade	15	173,471	118,328	(55,143)
	648	8,665,759	6,354,125	(2,311,634)
Coinsurance investments (2)	423	1,250,509	859,395	(391,114)
	1,071	$9,916,268	$7,213,520	$(2,702,748)
(1) Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss of $3.6 million and $3.3 million as of September 30, 2023 and December 31, 2022, respectively.
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

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
September 30, 2023
Due in one year or less	$293,328	$286,462
Due after one year through five years	2,580,361	2,384,922
Due after five years through ten years	4,140,770	3,550,348
Due after ten years through twenty years	6,235,220	4,972,189
Due after twenty years	8,292,416	5,996,076
	21,542,095	17,189,997
Residential mortgage backed securities	1,265,793	1,104,487
Commercial mortgage backed securities	3,145,221	2,654,541
Other asset backed securities	4,481,384	4,247,448
	30,434,493	25,196,473
Coinsurance investments (1)	4,206,918	3,638,423
	$34,641,411	$28,834,896

December 31, 2022
Due in one year or less	$567,599	$563,298
Due after one year through five years	3,591,040	3,377,197
Due after five years through ten years	4,844,271	4,280,762
Due after ten years through twenty years	7,443,657	6,377,081
Due after twenty years	8,968,858	6,935,663
	25,415,425	21,534,001
Residential mortgage backed securities	1,235,672	1,109,171
Commercial mortgage backed securities	3,750,331	3,358,365
Other asset backed securities	4,579,149	4,196,586
	34,980,577	30,198,123
Coinsurance investments (1)	3,085,834	2,581,095
	$38,066,411	$32,779,218
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.

International Exposure
We hold fixed maturity securities with international exposure. As of September 30, 2023, 14.6% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. Our fixed maturity securities with international exposure are primarily denominated in U.S. dollars. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	September 30, 2023
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
Europe	$1,749,596	$1,449,616	5.4%
Asia/Pacific	360,488	286,863	1.1%
Latin America	252,876	207,677	0.8%
Non-U.S. North America	916,248	761,773	2.8%
Australia & New Zealand	798,513	684,674	2.6%
Other	625,143	515,429	1.9%
	4,702,864	3,906,032	14.6%
Coinsurance investments (1)	1,314,990	1,176,443
	$6,017,854	$5,082,475
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.
All of the securities presented in the table above are investment grade (NAIC designation of either 1 or 2), except for the following:

	September 30, 2023
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
Europe	$94,399	$81,923
Asia/Pacific	36	32
Latin America	45,521	43,339
Non-U.S. North America	22,779	19,710
Australia & New Zealand	231	204
Other	76,344	59,617
	239,310	204,825
Coinsurance investments (1)	67,927	45,648
	$307,237	$250,473
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e., significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of credit losses. As part of this assessment, we review not only a change in current price relative to amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. For corporate issuers, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. For structured securities, we evaluate changes in factors such as collateral performance, default rates, loss severity and expected cash flows. At September 30, 2023, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance	Net Unrealized Losses, Net of Allowance	Fair Value
		(Dollars in thousands)
States, municipalities and territories	1	$20,657	$—	$20,657	$(5,211)	$15,446
Corporate securities - Public securities	5	31,490	—	31,490	(3,174)	28,316
Corporate securities - Private placement securities	1	5,902	(2,911)	2,991	(1,220)	1,771
Residential mortgage backed securities	42	56,503	(97)	56,406	(9,757)	46,649
Commercial mortgage backed securities	16	140,270	—	140,270	(29,352)	110,918
Other asset backed securities	1	1,632	—	1,632	(17)	1,615
Collateralized loan obligations	23	159,599	(610)	158,989	(22,537)	136,452
	89	$416,053	$(3,618)	$412,435	$(71,268)	$341,167
We expect to recover the unrealized losses, net of allowances, as we did not have the intent to sell and it is not more likely than not that we would be required to sell these securities prior to recovery of the amortized cost basis, net of allowances. Our analysis of these securities and their credit performance at September 30, 2023 is as follows:
States, municipalities and territories: The decline in value of this security is primarily due to the security being recently restructured as part of bankruptcy proceedings and uncertainty around the impact of the restructure.
Corporate securities: The corporate securities included on the watch list primarily represent securities in the utilities industry that have potential exposure related to the wildfires in Maui and a security in the utilities industry that is under financial stress due to the impact of power outages.
Structured securities: The structured securities included on the watch list have generally experienced higher levels of stress due to current economic conditions.
Credit Losses
We have a policy and process to identify securities in our investment portfolio for which we recognize credit loss. See Note 3 - Investments to our unaudited consolidated financial statements.
During the nine months ended September 30, 2023, we recognized credit losses of $46.6 million, respectively. The credit losses recognized during the nine months ended September 30, 2023 were primarily due to losses realized on securities in the regional banking sector.
During the three months ended September 30, 2022, we recognized $1.5 million of credit losses which includes $3.0 million of credit losses on structured securities primarily due to our intent to sell such securities as of September 30, 2022 and $0.3 million of credit losses on corporate securities primarily due to our intent to sell such securities as of September 30, 2022 partially offset by a $1.8 million net reduction in credit losses on certain other securities primarily due to a revised financial outlook on securities related to senior living facilities in the Southeastern region of the United States driven in part by a restructuring of its debt facilities. During the nine months ended September 30, 2022, we recognized $14.3 million of credit losses which includes $10.3 million of credit losses on structured securities primarily due to our intent to sell such securities and $6.1 million of credit losses on corporate securities due to $3.3 million of credit losses on a security and $2.8 million of credit losses on securities due to our intent to sell such securities as of June 30, 2022 partially offset by $2.1 reduction in credit losses primarily due to a revised financial outlook on securities related to senior living facilities in the Southeastern region of the United States driven in part by a restructuring of its debt facilities.
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

Mortgage Loans on Real Estate
Our financing receivables consist of three mortgage loan portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our commercial mortgage loan portfolio consists of loans with an outstanding principal balance of $3.5 billion and $3.6 billion as of September 30, 2023 and December 31, 2022, respectively. This portfolio consists of mortgage loans collateralized by the related properties and is diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $585.0 million and $567.6 million as of September 30, 2023 and December 31, 2022, respectively. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $3.4 billion and $2.8 billion as of September 30, 2023 and December 31, 2022, respectively. These loans are collateralized by the related properties and diversified as to location within the United States. Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.
At September 30, 2023 and December 31, 2022, the largest principal amount outstanding for any single commercial mortgage loan was $83.3 million and $83.3 million, respectively, and the average loan size was $5.9 million and $5.8 million, respectively. In addition, the average loan-to-value ratio for commercial and agricultural mortgage loans combined was 50.7% and 51.4% at September 30, 2023 and December 31, 2022, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan-to-value ratio is indicative of our conservative underwriting policies and practices for originating mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 - Mortgage Loans on Real Estate to our unaudited consolidated financial statements in this Form 10-Q, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund mortgage loans up to 90 days in advance. At September 30, 2023, we had commitments to fund commercial mortgage loans totaling $259.0 million, with interest rates ranging from 7.42% to 10.42%. During 2023 and 2022, the commercial mortgage loan industry has been very competitive due to relatively attractive returns that can be realized on mortgage loans. For the nine months ended September 30, 2023, we received $122.5 million in cash for loans being paid in full compared to $380.8 million for the nine months ended September 30, 2022. Some of the loans being paid off have either reached their maturity or are nearing maturity. At September 30, 2023, we had commitments to fund agricultural mortgage loans totaling $17.8 million, with interest rates ranging from 3.75% to 9.30%, and had commitments to fund residential mortgage loans totaling $473.8 million with interest rates ranging from 6.70% to 14.20%.
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
We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Commercial, agricultural and residential loans are considered nonperforming when they are 90 days or more past due. Aging of financing receivables is summarized in the following table:

	Current	30-59 days past due	60-89 days past due	Over 90 days past due	Total
As of September 30, 2023:	(Dollars in thousands)
Commercial mortgage loans	$3,529,006	$—	$—	$—	$3,529,006
Agricultural mortgage loans	583,313	—	—	—	583,313
Residential mortgage loans	3,222,123	89,466	29,564	86,593	3,427,746
Total mortgage loans	$7,334,442	$89,466	$29,564	$86,593	$7,540,065

As of December 31, 2022:
Commercial mortgage loans	$3,554,558	$—	$—	$—	$3,554,558
Agricultural mortgage loans	562,828	—	—	3,135	565,963
Residential mortgage loans	2,751,261	62,450	16,924	34,843	2,865,478
Total mortgage loans	$6,868,647	$62,450	$16,924	$37,978	$6,985,999

Private Assets
The following table is a breakout of our private asset investments as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
Private Asset Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans
Commercial	$3,287,059	6.6%	$3,384,240	6.8%
Residential	3,558,370	7.1%	3,002,099	6.0%
Agricultural	583,314	1.2%	565,963	1.2%
Total real estate loans	7,428,743	14.9%	6,952,302	14.0%

Private credit
Middle market	1,905,178	3.8%	1,492,727	3.0%
Specialty finance	695,016	1.4%	442,555	0.9%
Infrastructure debt	722,658	1.5%	554,812	1.1%
Total private credit	3,322,852	6.7%	2,490,094	5.0%

Equity
Residential real estate	1,203,827	2.4%	961,263	1.9%
Commercial real estate	103,332	0.2%	116,779	0.2%
Infrastructure	188,325	0.4%	91,485	0.2%
Core private equity	351,827	0.7%	363,892	0.7%
Total equity	1,847,311	3.7%	1,533,419	3.0%
Total private assets	$12,598,906	25.3%	$10,975,815	22.0%
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
Liquidity and Capital Resources
Our insurance subsidiaries generally have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $(425.3) million for the nine months ended September 30, 2023 compared to $(1,331.0) million for the nine months ended September 30, 2022, with the increase attributable to a $1,539.5 million increase in net annuity deposits after coinsurance partially offset by a $633.8 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities, mortgage loans, and other high quality private assets. We have a highly liquid investment portfolio that can be used to meet policyholder and other obligations as needed.

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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2023, up to $369.3 million can yet be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. At September 30, 2023, American Equity Life had $1.8 billion of statutory earned surplus and $4.0 billion of total adjusted capital.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of September 30, 2023, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to maintain its insurer financial strength rating. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
Cash and cash equivalents of the parent holding company at September 30, 2023, were $480.8 million. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions.
In January 2022, American Equity Life became a member of the Federal Home Loan Bank of Des Moines ("FHLB") which provides access to collateralized borrowings and other FHLB products. We may also issue funding agreements to the FHLB. Both the collateralized borrowings and funding agreements require us to pledge qualified assets as collateral. Obligations arising from funding agreements, which totaled $0.0 million as of September 30, 2023 are used in investment spread activities.
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
ERISA
* * *
On October 31, 2023, the DOL made public further revisions to the definition of investment advice fiduciary, in effect broadening the application of fiduciary status. The comment period ends January 2, 2024, with anticipated final publication in the first quarter of 2024.
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
If interest rates were to increase 10% (47 basis points) from levels at September 30, 2023, we estimate that the fair value of our fixed maturity securities would decrease by approximately $1,067.6 million. The impact on stockholders' equity of such decrease (net of income taxes) would be a decrease of $843.4 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of a credit loss) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2022 for a further discussion of the liquidity risk.

The amortized cost of fixed maturity securities that are callable at the option of the issuer, excluding securities with a make-whole provision, was $1.7 billion as of September 30, 2023. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. In addition, we have $4.7 billion of floating rate investments as of September 30, 2023. The majority of these investments are based on the 3 month SOFR rate and are reset quarterly. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At September 30, 2023, approximately 91% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies. At September 30, 2023, approximately 14% of our annuity liabilities were at minimum guaranteed crediting rates.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Proceeds received at expiration of options related to such credits	$126,750	$4,865	$199,800	$308,072
Annual index credits to policyholders on their anniversaries	120,894	4,648	189,934	301,431
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of September 30, 2023 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Merger Agreement contains customary restrictions pursuant to which, among other things, the Company is prohibited from soliciting and pursuing alternatives to the Merger and requires the Company to refrain from soliciting alternative transactions, which could discourage a potential third-party acquirer or merger partner from making an alternative transaction proposal.
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
The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Program
	(shares)	(dollars)	(shares)	(dollars in thousands)
July 1, 2023 - July 31, 2023	—	$—	—	$275,825
August 1, 2023 - August 31, 2023	—	$—	—	$275,825
September 1, 2023 - September 30, 2023	—	$—	—	$275,825
Total	—		—
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
2.1
Agreement and Plan of Merger, dated July 4, 2023, by and among the Company, the Parent and Merger Sub and, solely for the purposes set forth therein, BAM* (Incorporated by reference to Exhibit 2.1 to Form 8-K filed July 5, 2023) (* Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.)

10.1 *	Amended and Restated Change in Control Agreement, dated as of July 4, 2023, by and between the Company and Axel Andre (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 5, 2023)
10.2	Voting Agreement, dated July 4, 2023, by and among the Company, Freestone Re Ltd. and North End RE SPC (Incorporated by reference to Exhibit 10.2 to Form 8-K filed July 5, 2023)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended September 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	The cover page from American Equity Investment Life Holding Company's Quarterly Report on Form 10-Q for the period ended September 30, 2023 formatted in iXBRL and contained in Exhibit 101.
*Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 8, 2023	AMERICAN EQUITY INVESTMENT LIFE
HOLDING COMPANY

		By:	/s/ Aaron Boushek
Aaron Boushek
Controller
(Principal Accounting Officer)