Form 10-K
period 2023-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2024-02-29
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $4,028,960,860 based on the closing price of $52.11 per share, the closing price of the common stock on the New York Stock Exchange on June 30, 2023.
Shares of common stock outstanding as of February 22, 2024: 79,400,008
Documents incorporated by reference: Portions of the registrant's subsequent disclosure to be filed within 120 days after December 31, 2023, are incorporated by reference into Part III of this report.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

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
Annuity Market Overview
Our target market includes individuals, typically ages 40 or older, who are seeking to accumulate tax-deferred savings or create guaranteed lifetime income. We believe that significant growth opportunities exist for annuity products because of favorable demographic and economic trends. According to the U.S. Census Bureau, there were approximately 55.8 million Americans age 65 and older in 2020, representing approximately 16.8% of the U.S. population, up from 16.5% in 2019. This group is expected to continue to grow and is expected to be over 20% of the total U.S. population during the next decade. We expect our fixed index and fixed rate annuity products to be particularly attractive to this group due to their principal protection, competitive rates of credited interest, tax-deferred growth, guaranteed lifetime income and alternative payout options. We expect our competitive fixed index and fixed rate annuity products to enable us to enjoy favorable growth in client assets.
According to Secure Retirement Institute, with preliminary data for 4Q2023, total U.S. annuity sales in 2023 were $385.0 billion, up 23.1% compared to $312.8 billion in 2022. Fixed annuity sales totaled $286.2 billion in 2023, up 36.4% compared to $209.9 billion in 2022. This market is directly comparable to the target market for our products. Fixed index annuity sales totaled $95.6 billion in 2023, up 20.4% compared to $79.4 billion in 2022. Fixed rate deferred annuity sales were $164.9 billion in 2023, up 47.1% compared to $112.1 billion in 2022. Outside of fixed annuities, the other growing part of the U.S. annuity market was the registered index-linked annuity market. Sales in this market were $47.4 billion in 2023, up 15.9% compared to $40.9 billion in 2022.
Strategy
While the business looks considerably different today than it did when it was started back in 1995, the themes have been consistent. We offer our customers simple fixed and fixed index annuity products, which we primarily sell through independent insurance agents in the independent marketing organization (“IMO”) distribution channel. We have consistently been a leader in the IMO market. Additionally, we have continued to expand our sales in the bank and broker dealer channel. We will benefit from two secular trends: the demographic trends of people retiring or getting close to retirement who want to accumulate wealth through index based investing while protecting their principal and the need of retirees and pre-retirees to have a way to deaccumulate their wealth into income for life. A traditional brokerage based equity bond portfolio can’t really meet these unique needs, but a fixed index annuity can as part of holistic financial plan. Finally, there is a scarcity value to what we do: that is originating billions of dollars of annuity funding each year at scale from the IMO channel and bank and broker dealer channel.
We began to implement an updated strategy, referred to as AEL 2.0, after having undertaken a thorough review of our business in 2020. AEL 2.0 is designed to capitalize on the scarcity value of our annuity origination and couple it with an “open architecture” investment management platform for investing the annuity assets. Our approach to investment management is to partner with best in class investment management firms across a wide array of asset classes and capture part of the asset management value chain economics for our shareholders. This enables us to operate at the intersection of both asset management and insurance. Our strategy focuses on four key pillars: Go-to-Market, Investment Management, Capital Structure and Foundational Capabilities.
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
The Capital Structure pillar is focused on greater use of reinsurance structuring to both optimize asset allocation for our balance sheet and enable American Equity Life to free up capital and become a capital-light company over time. The use of reinsurance will enable us to free up capital to potentially return to shareholders and redeploy capital into higher yielding alpha generating assets to grow investment income relative to new money yields in a traditional core fixed income portfolio. This will enable us to convert from an investment spread business with our own capital at risk into a combination spread based and fee based business with externally sourced risk capital. In combination, these outcomes are likely to generate sustained, deployable capital for shareholders and significant accretion in return on equity (“ROE”) over time.
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
During 2023, we continued to advance our AEL 2.0 strategy as we executed against the four key pillars. Key areas of advancement included the following:
•In our Go-To-Market pillar, we had record sales of $7.6 billion in 2023 which was an increase of 128% from $3.3 billion in 2022. Fixed index annuities represented $7.0 billion of the total sales in 2023 compared to $3.2 billion in 2022.
•In our Investment Management pillar, we continued to originate privately sourced assets which now comprise 25.8% of the total investment portfolio at December 31, 2023. This is an increase from 22.0% at December 31, 2022. In addition, we increased our cash and cash equivalent holdings to $7.4 billion at December 31, 2023 compared to $0.6 billion December 31, 2022 with a focus on raising additional liquidity.
•In our Capital Structure pillar, we achieved $11.5 billion of fee generating reinsured balances and generated $100 million in revenues in 2023 (on a non-GAAP operating income basis). Effective October 1, 2023, we executed a second Vermont-domiciled redundant reserve financing facility. The new facility reinsured approximately $550 million of in-force statutory reserves for lifetime income benefit rider guarantees. This resulted in approximately $450 million of additional reserve credit for American Equity Life. See Note 9 - Reinsurance and Policy Provisions for more information.
•In our Foundational Capabilities pillar, we continued to invest in enhancing our foundational capabilities by implementing a new general ledger system and a new investment accounting and management system during 2023.
On July 5, 2023, Brookfield Reinsurance and American Equity announced that they had entered into a definitive agreement whereby Brookfield Reinsurance will acquire all of the outstanding shares of common stock of American Equity it does not already own in a cash and stock transaction that values American Equity at approximately $4.3 billion. The transaction was approved by American Equity shareholders at the special meeting held on November 10, 2023. American Equity expects the merger to close in the first half of 2024. Closing remains subject to the satisfaction of certain closing conditions customary for a transaction of this type, including receipt of insurance regulatory approvals in relevant jurisdictions. See Note 1 - Significant Accounting Policies for more information.

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

	Year Ended December 31,
	2023		2022		2021
Product Type	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total	Deposits Collected	Deposits as a % of Total
	(Dollars in thousands)
Fixed index annuities	$7,034,426	93%	$3,171,420	95%	$3,450,547	58%
Annual reset fixed rate annuities	5,092	—%	5,709	—%	6,483	—%
Multi-year fixed rate annuities	565,788	7%	139,092	4%	2,452,994	41%
Single premium immediate annuities	1,224	—%	18,935	1%	59,816	1%
	$7,606,530	100%	$3,335,156	100%	$5,969,840	100%
Fixed Index Annuities
Fixed index annuities allow policyholders to earn index credits based on the performance of a particular index without the risk of loss of their account value. Most of these products allow policyholders to transfer funds once a year among several different crediting strategies, including one or more index based strategies and a traditional fixed rate strategy. Bonus products represented 64%, 63% and 65% of our net annuity account values at December 31, 2023, 2022 and 2021, respectively. The initial annuity deposit on these policies is increased at issuance by a specified premium bonus ranging from 8% to 10%. Generally, the surrender charge and bonus vesting provisions of our policies are structured such that we have comparable protection from early termination between bonus and non-bonus products.
The annuity contract value is equal to the sum of premiums paid, premium bonuses and interest credited ("index credits" for funds allocated to an index based strategy), which is based upon an overall limit (or "cap") or a percentage (the "participation rate") of the appreciation (based in certain situations on monthly averages or monthly point-to-point calculations) in a recognized index or benchmark. Caps and participation rates limit the amount of interest the policyholder may earn in any one contract year and may be adjusted by us annually subject to stated minimums. Caps generally range from 1% to 14% and participation rates range from 10% to 295%. In addition, some products have a spread or "asset fee" generally ranging from 1% to 5.25%, which is deducted from interest to be credited. For products with asset fees, if the appreciation in the index does not exceed the asset fee, the policyholder's index credit is zero. The minimum guaranteed surrender values are equal to no less than 87.5% of the premium collected plus interest credited at an annual rate ranging from 0.5% to 3%.
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
Fixed Rate Annuities
Fixed rate deferred annuities include annual, multi-year rate guaranteed products ("MYGAs") and single premium deferred annuities ("SPDAs") . Our annual reset fixed rate annuities have an annual interest rate (the "crediting rate") that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Our MYGAs and SPDAs are similar to our annual reset products except that the initial crediting rate on MYGAs is guaranteed for up to five years before it may be changed at our discretion while the initial crediting rate on SPDAs is guaranteed for either three or five years. The minimum guaranteed rate on our annual reset fixed rate deferred annuities ranges from 1.00% to 4.00%, the initial guaranteed rate on our multi-year rate guaranteed deferred annuities and SPDAs range from 1.20% to 5.65%.
The initial crediting rate is largely a function of the interest rate we can earn on invested assets acquired with new annuity deposits and the rates offered on similar products by our competitors. For subsequent adjustments to crediting rates, we take into account the yield on our investment portfolio, experience factors and crediting rate history for particular groups of annuity policies with similar characteristics. As of December 31, 2023, crediting rates on our outstanding fixed rate deferred annuities generally ranged from 1.0% to 5.65%. The average crediting rates on our outstanding annual reset and multi-year rate guaranteed fixed rate deferred annuities at December 31, 2023 were 1.64% and 2.71%, respectively.
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
Information on surrender charge protection and net account values are as follows:

	December 31,
	2023	2022	2021
	(Dollars in thousands)
Annuity Surrender Charges:
Average years at issue	11.2	11.6	11.8
Average years remaining	4.6	4.6	5.5
Average surrender charge percentage remaining	7.9%	7.9%	9.1%
Annuity Account Value (net of coinsurance)	$47,558,490	$47,504,615	$53,191,277
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
The independent agent distribution system is comprised of insurance brokers and marketing organizations. We are pursuing a strategy to increase the efficiency of our independent agent distribution network by strengthening our relationships with key IMOs and are alert for opportunities to establish relationships with organizations not presently associated with us. These organizations typically recruit agents for us by advertising our products and our commission structure through direct mail advertising or seminars for insurance agents and brokers. We monitor agent activity and will terminate those who have not produced business for us in recent periods and are unlikely to sell our products in the future. The IMOs bear most of the cost incurred in marketing our products. We compensate marketing organizations by paying them a percentage of the commissions earned on new annuity policy sales generated by the agents recruited by such organizations. American Equity Life has relationships with 47 national marketing organizations, through which nearly 34,277 independent agents are under contract. We generally do not enter into exclusive arrangements with these marketing organizations.
Agents contracted with us through four national marketing organizations accounted for approximately 52% of the annuity deposits and insurance premiums collected during 2023, and we expect these organizations to continue as marketers for American Equity Life with a focus on selling our products. The states with the largest share of direct premium collected during 2023 were: Florida (10.0%), Texas (9.3%), California (7.2%), Pennsylvania (4.9%), and Ohio (4.4%).
Eagle Life's fixed index and fixed rate annuities are distributed pursuant to selling agreements with broker/dealers, banks and registered investment advisors. Eagle Life has 107 broker-dealer/firm selling agreements, through which nearly 13,992 representatives are appointed. Twenty-five of these agreements are with broker/dealers affiliated with banks. Relationships with certain of these firms are facilitated by third party wholesalers who promote Eagle Life and are compensated based upon the sales of the firms they have contracted with Eagle Life. We have been developing our employee wholesaling force, which will be a key to our success at Eagle Life. Beginning in 2020, the majority of our third-party wholesaling partners no longer market Eagle Life products to new accounts as new account acquisition is handled almost entirely on an internal basis. American Equity Life to a lesser extent also sells through broker/dealers and we have introduced products specifically for this distribution channel.
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

The sales agents for our products use the ratings assigned to an insurer by independent rating agencies as one factor in determining which insurer's annuity to market. The degree to which ratings adjustments have affected and will affect our sales and persistency is unknown. Following is a summary of American Equity Life's financial strength ratings:

	Financial Strength Rating	Outlook Statement
A.M. Best Company, Inc.
August 2023 - current	A-	Watch
January 2011 - July 2023	A-	Stable
S&P Global
July 2023 - current	A-	Watch
August 2020 - July 2023	A-	Stable
March 2020 - August 2020	A-	Negative
August 2015 - March 2020	A-	Stable
June 2013 - August 2015	BBB+	Positive
October 2011 - June 2013	BBB+	Stable
Fitch Ratings Ltd.
April 2021 - current	A-	Stable
April 2020 - April 2021	A-	Negative
August 2019 - April 2020	A-	Stable
September 2018 - August 2019	BBB+	Positive
May 2013 - September 2018	BBB+	Stable
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
In November 2023, A.M. Best maintained its rating outlook on the U.S. life/annuity sector as ‘stable’, noting its strong liquidity and capital positions, robust annuity sales and slightly improved new money yields in a benign credit environment. In November 2023, Fitch revised its rating outlook on the North American life insurance sector from 'neutral' to 'improving', reflecting its expectation of the benefit from a higher interest rate environment in 2024 which will facilitate top-line growth and enhance margins. In January 2024, S&P affirmed its rating outlook on the U.S. life insurance sector as 'stable', reflecting its expectation of a benefit to investment income amid high interest rates in 2024 although it was noted investors will likely still be watching for potential issues related to commercial real estate portfolios.
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
Effective July 1, 2021 American Equity Life entered into a reinsurance agreement with North End Re (Cayman) SPC (the “North End Re reinsurance treaty”), a wholly owned subsidiary of Brookfield Reinsurance to reinsure certain in-force fixed indexed annuity product liabilities as of the effective date of the reinsurance agreement, 70% on a modified coinsurance (“modco”) basis and 30% on a coinsurance basis. The liabilities reinsured on a coinsurance basis are secured by assets held in trusts with American Equity Life as the beneficiary. The liabilities reinsured on a modco basis are secured by assets held by American Equity Life in a segregated modco account. American Equity Life will receive an annual ceding commission equal to 49 basis points and the Company will receive an annual asset liability management fee equal to 30 basis points calculated based on the initial cash surrender value of liabilities ceded. Such fees are fixed and contractually guaranteed for six to seven years.
As part of the North End Re reinsurance treaty, American Equity Life is also ceding 75% of certain fixed index annuities issued after the effective date of the agreement, 70% on a modco basis and 30% on a coinsurance basis to North End Re. Effective July 1, 2022, the North End Re reinsurance treaty was amended to include additional fixed index annuity products. As part of this amendment, 75% of an additional block of in-force fixed indexed annuity product liabilities issued after July 1, 2021 was ceded, 70% on a modco basis and 30% on a coinsurance basis. On sales subsequent to the effective date of the North End Re reinsurance treaty, American Equity Life will receive an annual ceding commission equal to 140 basis points and the Company will receive an annual asset liability management fee equal to 30 basis points calculated based on the initial cash surrender value of liabilities ceded. Such fees are fixed and contractually guaranteed for six to seven years.
Effective as of October 1, 2023, North End Re and American Equity Life agreed to reduce the quota share of all newly issued flow policies to zero. North End Re and American Equity Life may agree to reinstate the flow arrangement by increasing the quota share back to 75% at any time in the future.
Although American Equity Life remains liable to policyholders with respect to the policy liabilities ceded to North End Re, should North End Re fail to meet the obligations it has assets in a statutory trust and a modco account. The assets in the trust and modco account are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. The assets in the trust and modco account are subject to investment management agreements between American Equity Life and Brookfield Asset Management Reinsurance Advisor LLC, a Delaware Corporation, which is North End Re's affiliate.
Effective October 1, 2022 American Equity Life entered into a reinsurance agreement with an unaffiliated reinsurer AeBe ISA LTD (“AeBe”), a Bermuda exempted company affiliated with 26North Holdings LP (“26North”), that is an incorporated segregated account licensed as a Class E reinsurer. Under the agreement, American Equity Life ceded certain in-force fixed indexed and fixed rate annuity product liabilities and has the option in the future to cede liabilities of certain single premium fixed deferred annuities, or policies as otherwise agreed to by parties issued after the treaty effective date, at risk adjusted pricing terms that may be acceptable to American Equity Life at that time. Under the agreement, these liabilities will be ceded 75% on a funds withheld coinsurance basis and 25% on a coinsurance basis. The liabilities reinsured on a coinsurance basis are secured by assets held in a statutory trust. The liabilities reinsured on a funds withheld basis are secured by a segregated funds withheld account in which the assets are maintained by American Equity Life. For flow business ceded, American Equity Life will receive an annual ceding commission over the term of the policy of up to 0.50% of the premium received.
Effective February 8, 2023, AeBe and American Equity Life commenced reinsuring flow business of certain single premium fixed deferred annuities, subject to an annual limit. American Equity Life will receive an annual ceding commission of up to 35 basis points for the life of the policies and the Company will receive an annual management services fee on a per policy basis that increases annually.
Although American Equity Life remains liable to policyholders with respect to the policy liabilities ceded to AeBe, should AeBe fail to meet the obligations it has assets in a statutory trust and funds withheld account. The assets in the trust and funds withheld account are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. The assets in the trust and funds withheld account are subject to investment management agreements between American Equity Life and 26North.
Intercompany Reinsurance Agreements
Effective October 1, 2021, American Equity Life entered into a coinsurance agreement with AEL Re Vermont Inc., its wholly-owned captive reinsurance company, to cede a portion of lifetime income benefit rider payments in excess of policy fund values and additional collateral contributed by American Equity Life on a funds withheld basis (the "AEL Re Vermont Agreement"). In connection with the agreement, AEL Re Vermont entered into an excess of loss reinsurance agreement (the "Hannover XOL treaty") with Hannover, to retrocede the lifetime income benefit rider payments in excess of the policy fund values ceded under the AEL Re Vermont Agreement upon exhaustion of the funds withheld account balance under the AEL Re Vermont Agreement, subject to a limit.
AEL Re Vermont is permitted to carry the Hannover XOL treaty as an admitted asset on the AEL Re Vermont statutory balance sheet. The Hannover XOL treaty does not satisfy risk transfer and is treated as a financing agreement. The associated charges are recorded as risk charges that are included in Other operating costs and expenses in the Consolidated Statements of Operations.
Effective December 31, 2021, American Equity Life entered into a coinsurance agreement with AEL Re Bermuda Ltd, an affiliated Bermuda reinsurer wholly owned by the Company, to reinsure a quota share of fixed index annuities issued from January 1, 1997 through December 31, 2007 on a funds withheld basis.
Effective October 1, 2023, American Equity Life entered into a reinsurance agreement with AEL Re Vermont II, its wholly-owned captive reinsurance company, to cede both in-force (since October 1, 2021) and ongoing flow of lifetime income benefit rider payments in excess of policy fund values and additional collateral contributed by American Equity Life on a funds withheld basis (the "VT II Agreement"). In connection with the agreement, AEL Re Vermont II entered into an excess of loss reinsurance agreement (the "Canada Life XOL treaty") with The Canada Life Assurance Company, operating through its Barbados branch ("Canada Life"), to retrocede the lifetime income benefit rider payments in excess of the policy fund values ceded under the VT II Agreement after the funds withheld account balance is exhausted, subject to a limit.
AEL Re Vermont II is permitted to carry the Canada Life XOL treaty as an admitted asset on the AEL Re Vermont II statutory balance sheet. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP. The risk charges are included in Other operating costs and expenses in the Consolidated Statements of Operations.
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
Our life insurance company subsidiaries are subject to periodic examinations by state regulatory authorities. In 2020, the Iowa Insurance Division completed financial examinations of American Equity Life and Eagle Life for the five-year period ending December 31, 2018. There were no adjustments to American Equity Life's or Eagle Life's statutory financial statements as a result of these examinations. In 2020, the New York State Department of Financial Services completed its financial examination of American Equity Life of New York for the five-year period ending December 31, 2018. There were no adjustments to American Equity Life of New York's statutory financial statements as a result of this examination. On February 1, 2023, we acquired Entrada Life Insurance Company, an Arizona domestic insurance company (“Entrada”). Entrada has not been subject to financial examination by the Arizona Department of Insurance and Financial Institution since the completion of our acquisition of Entrada.
We established captive reinsurers in Vermont and in Bermuda in 2021, and established a second captive reinsurer in Vermont in 2023, which required the approval of regulators in those jurisdictions. The Iowa Insurance Division also approved the related reinsurance arrangements.
Dividends, Distributions, and Transactions Among Affiliates; Insurance Holding Company Regulation
The payment of dividends or distributions, including surplus note payments, by our life insurance company subsidiaries is subject to regulation by each subsidiary's state of domicile's insurance department. Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's statutory net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory surplus at the prior year-end. For 2024, up to $373.1 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. American Equity Life had $2.1 billion of statutory earned surplus at December 31, 2023.
State insurance regulators also review matters related to our life insurance company subsidiaries in connection with requests for regulatory approval of certain transactions with affiliates. In the past, we have obtained approvals from the insurance regulators of certain of our life insurance subsidiaries’ domiciliary states for transactions including a variety of reinsurance arrangements and certain transactions related to provision of intra-enterprise services and allocation of tax costs.
All states have also enacted regulations on the activities of insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions, enterprise risk management, and other matters. Our life insurance company subsidiaries are registered pursuant to such legislation in Iowa, New York and Arizona.
Acquisition of Control
All states, including Iowa, New York and Arizona where our life insurance company subsidiaries are domiciled, have enacted legislation and/or adopted administrative regulations governing the acquisition of control of insurance companies. The nature and extent of such legislation and regulations currently in effect vary from state to state. However, most states require regulatory approval of the direct or indirect acquisition of 10% or more of the issued and outstanding voting securities of an insurance company domiciled in the state. Such acquisition is generally deemed to be the acquisition of "control" for the purpose of the insurance holding company statutes and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also approval from the state’s insurance regulator prior to the acquisition. In 2021, Brookfield Reinsurance received Iowa and New York regulatory approval to increase its ownership of our common stock, and chose to increase its ownership to approximately 16%. At the end of the reporting period, the Brookfield Reinsurance ownership was 20.1%. In 2023, following our execution of the Merger Agreement with Brookfield Reinsurance, Brookfield Reinsurance submitted applications to obtain approvals from the Iowa, New York, Arizona, Bermuda and Vermont insurance regulators with respect to its proposed acquisition of control of our life insurance company subsidiaries and reinsurer subsidiaries domiciled in such jurisdictions. See Footnote 1 - Significant Accounting Policies for further discussion.
Risk-Based Capital Requirements
The National Association of Insurance Commissioners ("NAIC") risk-based capital ("RBC") requirements are intended as an early warning tool for regulators to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. The RBC formula is utilized to calculate an RBC ratio for each insurance company, and RBC reports setting forth calculations of these RBC ratios are generally submitted to each insurance company’s domiciliary insurance regulator on an annual basis. RBC ratio calculations supplement generally lower fixed minimum capital and surplus requirements for licensed insurance companies implemented on a state-by-state basis. RBC requirements are not designed as a ranking mechanism for adequately capitalized companies.
During the third quarter of 2023, the NAIC adopted a new principles-based statutory accounting definition of a “bond”, which will be used to determine which assets are “bonds” for RBC purposes, effective January 1, 2025. We will review our investment portfolio to determine the effect these changes may have on our RBC and make adjustments as we determine appropriate.
The NAIC's RBC requirements provide for four action levels depending on the insurance company’s RBC ratio. State insurance laws provide to insurance regulators the authority to require various actions by, or take various actions against, an insurer that has an RBC ratio which does not meet or exceed these respective action levels. Calculations using the NAIC formula at December 31, 2023 indicated that American Equity Life's RBC ratio was in excess of each of those RBC action levels.
Reserves Adequacy
Our life insurance company subsidiaries, and our affiliated captive reinsurers, must annually analyze their statutory reserves adequacy. In each case, a qualified actuary must submit an opinion that states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the contractual obligations and related expenses of the subsidiary. The actuary considers the adequacy of the statutory reserves in light of the assets held by the insurer with respect to such reserves and related actuarial items, such as the investment earnings on such assets and the consideration the insurer anticipates receiving and retaining under the related policies and contracts. We may increase reserves in order to submit such an opinion without qualification. Our subsidiaries that must provide these opinions did so in 2023 without qualifications.
Investments Regulation
State laws and regulations limit the amount of investments that our U.S. insurance subsidiaries may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives, and require diversification of investment portfolios. Investments exceeding regulatory limitations may potentially be excluded from admitted assets for purposes of measuring policyholders’ surplus. Effective as of July 1, 2023, the Iowa statute governing permitted investments by Iowa domestic insurance companies, such as American Equity Life and Eagle Life, was amended to conform Iowa law more closely to NAIC models in some respects. Under this new Iowa law, investment limits are measured as a percentage of the insurance company’s overall admitted assets. In addition, the new law eliminates the requirement for reserve deposits with the Iowa Insurance Division. Certain aggregate limits and single issuer limits have also been adjusted and provide greater flexibility for the investment portfolio.
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
Long-Duration Targeted Improvements
The Financial Accounting Standards Board ("FASB") has revised aspects of the measurement models and disclosure requirements for long duration insurance and investment contracts. The revisions include updating cash flow assumptions in the calculation of the liability for traditional life products, introducing the term ‘market risk benefit’ ("MRB") and requiring all contract features meeting the definition of an MRB to be measured at fair value and simplifying the method used to amortize deferred policy acquisition costs and deferred sales inducements to a constant basis over the expected term of the related contracts rather than based on actual and estimated gross profits and enhancing disclosure requirements. While this revised guidance was effective for us on January 1, 2023, the transition date (the remeasurement date) was January 1, 2021. We have filed supplements to our financial statements to reflect modifications made for these requirements. See Note 1 - Significant Accounting Policies for further discussion on the impact of this guidance.
Privacy and Cybersecurity
Various U.S. states have enacted laws and various federal and state government agencies have issued regulations designed to protect the privacy and security of personal information. These laws and rules vary significantly from jurisdiction to jurisdiction. Insurance and other regulators are also focused on cybersecurity. The NAIC’s Insurance Data Security Model Law (the “Cybersecurity Model Law”), which has been adopted in twenty-three states, establishes standards for data security intended to protect the confidentiality, integrity, and availability of information systems and for the investigation of and notification to insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Other regulations with a significant impact on our operations include the New York State Department of Financial Services cybersecurity requirements for financial services companies (the “Cybersecurity Regulation”) and the California Consumer Privacy Act (the “CCPA”). The Cybersecurity Regulation was recently updated to impose additional requirements on covered financial institutions with respect to cybersecurity governance, incident response and breach notification, The CCPA contains protections for individuals, such as the right to request access to or deletion of personal information. Since the CCPA became effective, several other U.S. states have enacted comprehensive privacy laws including Iowa, whose law becomes effective on January 1, 2025. On June 30, 2023 the SEC adopted new cybersecurity disclosure rules for public companies. Under the rule, registrants must disclose information about material cybersecurity incidents on a Current Report on Form 8-K within four days of concluding that the incident is material. Registrants must also disclose aspects of their cybersecurity risk management. See Item 1C - Cybersecurity for disclosure of our cybersecurity risk management.
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
On November 2, 2023, DOL published another proposed amendment to the rules determining when a person who makes a recommendation to someone responsible for the investment of the assets of an employee benefit plan or individual retirement account (“IRAs”) (each, a “Retirement Investor”) is deemed to be a fiduciary for purposes of the Employee Retirement Income Security Act of 1974 (“ERISA”) and the prohibited transaction provisions of section 4975 of the Internal Revenue Code of 1986 (“PTE”). If adopted, the proposed rule would significantly expand the instances when a person will be a fiduciary. The proposed rule would affect all financial services companies that sell products to retirement plans and IRAs by rendering someone an ERISA fiduciary for a one-time recommendation to rollover assets from an employee benefit plan to an IRA. We are tracking the development of the proposal and have established internal working groups to prepare our business practices accordingly.
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
Pandemic and Public Health Related Conditions and Regulation
In the case of pandemics or public health crises, government, regulatory, business, and social reactions may have significant effects on our business and the conditions in which we operate. Actions taken by governments for disease control may disrupt distribution channels through which we sell our products, including independent agents and their clients, and depress economic activity that affects demands for our products. They may also materially affect our investment portfolio.
Guaranty Laws
Our life insurance company subsidiaries also may be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes.
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
Other State and NAIC Regulatory Developments
State insurance regulators and the NAIC are continually reexamining, and state legislatures are continually developing new legislation that may impact, existing insurance laws and regulations. Proposed laws and regulations or those still under development pertaining to insurer solvency and market conduct and in recent years have focused on:
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
•cybersecurity assessments;
•product approvals;
•agent licensing;
•sales practices; and
•use of artificial intelligence and algorithmic underwriting.
In addition, the NAIC is reviewing how insurers’ investments in structured securities, certain types of affiliate agreements, holding company structures, and forms of public or private ownership may affect insurers’ financial stability.
Other U.S. Federal Initiatives
Historically, the federal government has not directly regulated the business of insurance. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation can significantly affect the insurance business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") generally provides for enhanced federal supervision of financial institutions, including insurance companies in certain circumstances, and financial activities that it deems represent a systemic risk to financial stability or the U.S. economy. The Federal Insurance Office, established under the Dodd-Frank Act, monitors aspects of the insurance industry and its authority may extend to our business, although it does not have general regulatory authority over insurers.
The Inflation Reduction Act added a new corporate alternative minimum tax (“CAMT”) to the Internal Revenue Code of 1986 beginning in tax year 2023. The CAMT imposes a 15% “corporate alternative minimum tax” based on net income, subject to certain adjustments. Based on guidance issued by the U.S. Department of Treasury and Internal Revenue Services to date, the Company was not subject to the CAMT for the year ended December 31, 2023. However, the Company will assess the applicability of the CAMT on an annual basis and may be subject to the CAMT in future years. The Inflation Reduction Act also imposes a 1% excise tax on stock repurchases made by publicly traded U.S. corporations.
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
Bermuda Regulation
The Bermuda Monetary Authority regulates Bermuda's financial services sector, supervising, regulating and inspecting financial institutions operating in its jurisdiction. Bermuda’s regulations address matters such as fitness and adequate knowledge and expertise to engage in insurance, and impose solvency, auditing, reporting, and governance requirements.
On December 27, 2023, Bermuda enacted a 15% corporate income tax (“CIT”) based on book income. The CIT is intended to align with Organisation for Economic Co-operation and Development’s global anti-base erosion (“GloBE”) rules. The CIT will be effective for tax years beginning on January 1, 2025. The CIT is not expected to have a material impact to the Company.

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
Human Capital
Our Team Members
American Equity's growth and innovation strategy relies on our employees’ capabilities and expertise. Our human capital management is crucial to our delivery on our decades- and often life-long promises to policyholders, and as we continue to transform into an at-scale origination, spread and capital light fee-based business, and to manage capital to grow as well as produce returns for shareholders. As of December 31, 2023, American Equity employed approximately 995 full-time team members. All of our employees are located in the United States, and none were covered by a collective bargaining agreement. American Equity engaged less than 50 temporary or part-time workers.
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
Health and Safety
Our employee benefits programs support our growing workforce's evolving needs. Healthcare options for benefit-eligible employees aim to maintain affordable team member contribution and proactively promote physical and mental well-being. One measure of the caliber of our benefits in 2023 was that over 85% of our employees chose coverage through our medical plan, and similarly high levels chose dental and/or vision coverage. During 2023, the company paid an average of 84% of participating employees' monthly medical premiums. We also offered out team members a free robust virtual holistic wellness program, in which hundreds took part.
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
We also have historically aligned employee and shareholder interests and promote team members' ownership mindset through our long-standing Employee Stock Ownership Plan (“ESOP”). We make semi-annual discretionary contributions for all employees after a minimum of six months of service, and their interests vest after two years of service.
In early 2024, we converted these two retirement programs into a KSOP. Semi-annual contributions will continue under this plan as well as the ongoing 401(K) match.
Training
At American Equity, we encourage and invest in a wide variety of professional development opportunities and in-role stretch assignments. Our employees expanded their skills and expertise through thousands of hours of training in our internally led development focused on business acumen and LinkedIn Learning in 2023. We also engaged employees through a wide variety of internal and external leadership and subject-matter seminars, degree, and certificate programs. In 2023, we introduced a Leadership Competency Framework to facilitate growth in key areas of leadership throughout a manager's career. Additionally, we began a semi-annual Managerial Bootcamp for new people leaders.
Community Action
We support and partner with a diverse range of organizations to make a positive difference where our team members live and work. In 2023, we sponsored the LGBTQ Legacy Leader Awards, Financial Literacy Center at Drake University and Women Lead Change organization and we offered our team members paid time to volunteer in community-building efforts. We also made a significant commitment to Greater Des Moines Habitat for Humanity, specifically supporting their Center for Homeownership. This pledge aligns with our commitment as the Financial Dignity Company and investing in the community where our headquarters are located.

Compensation
For more information on our executive compensation programs and how they align with our business strategy and results, see our subsequent disclosure to be filed within 120 days after December 31, 2023.
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
These risk factors are not a complete set of all potential risks that could affect us. You should carefully consider the risk factors together with other information contained in this Annual Report on Form 10-K, including “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in “Financial Statements and Supplementary Data”, as well as in other reports and materials we submit to the SEC.
Risks Related to the Brookfield Reinsurance Acquisition
A-1. The consummation of the Merger is subject to a number of conditions, many of which are largely outside the parties’ control, and, if these conditions are not satisfied or waived on a timely basis, the Merger may not be completed within the expected timeframe or at all.
On July 4, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brookfield Reinsurance Ltd. (“Brookfield Reinsurance”), Arches Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of Brookfield Reinsurance, and solely for the purposes set forth in the Merger Agreement, Brookfield Asset Management Ltd. (“BAM”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”) with the Company surviving the Merger and becoming a wholly-owned subsidiary of Brookfield Reinsurance. The completion of the Merger remains subject to the satisfaction of certain customary closing conditions, including among others (i) the receipt of required regulatory approvals from certain insurance regulators, (ii) approvals from the New York Stock Exchange and Toronto Stock Exchange for listing of the BAM Class A Stock to be issued as stock consideration in the Merger, (iii) the absence of any injunction or restraint otherwise preventing consummation of the Merger, (iv) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) and (v) the absence of the imposition of a Burdensome Condition (as defined in the Merger Agreement) by any regulator as part of the regulatory approval process. The obligation of each party to consummate the Merger is also conditioned on the accuracy of the other party’s representations and warranties (subject to certain materiality exceptions) and the other party’s compliance, in all material respects, with its covenants and agreements under the Merger Agreement. Therefore, the Merger may not be completed or may not be completed as timely as expected.
A-2. The failure to satisfy all of the required conditions could delay the completion of the Merger by a significant period of time or prevent it from occurring, which could result in adverse consequences to the Company.
The failure to complete the Merger in a timely manner or the termination of the Merger Agreement could adversely affect the Company’s business, and the Company will be subject to a variety of risks, possible consequences and business uncertainties, including among others: (i) the market price of the Company’s common stock may decline to the extent that the current market price reflects an assumption that the Merger will be consummated; (ii) the Company will have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which it will have received little or no benefit if the Merger is not consummated; and (iii) failure to complete the Merger may result in negative publicity or result in a negative impression of the Company in the investment community and with its policyholders and other stakeholders.
A-3. Efforts to complete the Merger could disrupt the Company’s relationships with third parties and employees, divert management’s attention, or result in negative publicity or legal proceedings, any of which could negatively impact the Company’s operating results and ongoing business.
The Company has expended, and continues to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on its ongoing business and operations. Uncertainty regarding the outcome of the Merger and the Company’s future could disrupt its business relationships with existing and potential policyholders, suppliers, vendors, landlords and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company. Uncertainty regarding the outcome of the Merger has also had adverse effects on our ability to recruit and retain key personnel and other employees. The pendency of the Merger may also lead to additional litigation against the Company and its directors and officers. Such litigation would be distracting to management and may require the Company to incur significant costs. Such litigation could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from becoming effective. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.

A-4. The termination of the Merger Agreement could negatively impact the Company.
Should the Merger fail to be completed for any reason, the ongoing businesses of the Company and its relationships with its shareholders and other stakeholders may be adversely affected and, without realizing any of the anticipated benefits of having completed the Merger, the Company would be subject to a number of risks, including:
•The Company may experience negative reactions from the financial markets, including a decline of the price of the shares of our common stock (which may reflect a market assumption that the Merger will be completed);
•The Company may experience negative reactions from the investment community, regulators, employees and its customers or other partners in the business community;
•Brookfield or others may change their reinsurance or investment management relationships with the Company;
•Brookfield may exercise any rights it retains under its Investment Agreement with the Company;
•Brookfield or other shareholders may sell shares of our common stock, and this or other activity may cause opportunistic or coercive behavior on the part of private equity or other firms to compel a takeover of the Company on terms not to the advantage of all of our shareholders or stakeholders, causing stock price volatility or hindering management’s efforts to maximize long-term shareholder or stakeholder value;
•The Company may be required to pay certain costs relating to the Merger, whether or not the Merger is completed;
•The restrictions in the Merger Agreement on the conduct of the Company’s business during the pendency of the Merger have resulted in the Company not taking certain actions and not pursuing certain business opportunities during the pendency of the Merger that the Company may have taken or pursued if these restrictions were not in place;
•Matters relating to the Merger have required substantial commitments of time and resources by management, which time and resources would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to the Company had the Merger not been contemplated; and
•If the Company determines to seek another transaction, the Company may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.
A-5. While the Merger Agreement is in effect, the Company is subject to restrictions on its business activities.
The Merger Agreement contains certain restrictions on the Company’s business activities prior to the completion of the Merger, including restrictions on making certain investments or acquisitions, selling assets, engaging in capital expenditures in excess of certain agreed limits, incurring indebtedness, taking certain actions with respect to Investment Assets (as defined in the Merger Agreement) or making changes to AEL’s business prior to the completion of the Merger or termination of the Merger Agreement. These restrictions could prevent the Company from pursuing attractive business opportunities that may arise prior to the consummation of the Merger. Although the Company may be able to pursue such activities with Brookfield Reinsurance’s consent, Brookfield Reinsurance may not be willing to provide its consent for the Company to do so. These restrictions could have an adverse effect on the Company’s business, financial results, financial condition or share price.
A-6. Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.
Before the Merger can be completed, various approvals must be obtained from certain insurance regulators. In deciding whether to grant these approvals, the relevant regulatory agencies will consider a variety of factors, and an adverse fact or development with respect to such factors could result in an inability to obtain one or more of the required regulatory approvals or delay receipt of required approvals. The terms of the approvals that are granted may impose restrictions or conditions on the parties or related entities beyond those that the parties are required to accept under the terms of the Merger Agreement, or may require changes to the terms of the Merger. There can be no assurance that regulators will not impose any such restrictions, conditions or changes or that such restrictions, conditions or changes will not delay the completion or result in the abandonment of the Merger.
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

Certain financial statement balances depend on estimates and assumptions including the calculations of policyholder benefit reserves, market risk benefits, derivatives and embedded derivatives, deferred policy acquisition costs and deferred sales inducements, the fair value of investments and valuation allowances. The calculations we use to estimate these balances are complex. We make significant assumptions such as expected index credits, the age when a policyholder may begin to utilize the lifetime income benefit rider, the number of policyholders that may not utilize the lifetime income benefit rider, expected policyholder behavior including expected lapse rates, discount rates and the expected cost of annual call options, any of which may change over time and may be inaccurate. We use judgement in making estimates and assumptions, and our accuracy depends on multiple factors, including market conditions, interest rates, credit conditions, spreads, liquidity, and observable market data. Our investment returns or cash flows may also differ from our expectations.
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
11. U.S. and global capital markets and economies could deteriorate due to inflation or major public health issues, including pandemics, and political or social developments, or otherwise.
Economic and capital markets could suffer downturns, uncertainties, or market disruptions. For example, inflation or an economic recession, and governmental efforts to combat or avoid them, armed conflict in Europe, Middle East or elsewhere and sanctions intended to address those conflicts or achieve other ends, pandemics (including COVID-19), major epidemics or other public health crises and government and business efforts in reaction to them, may continue to create economic and financial turmoil, decreased economic output, unemployment, market dislocations, political uncertainties, stagnated economic growth, and other effects. These may reduce the performance, and increase the risks, of our investment portfolio. They may also prevent us from continuing normal business operations, and our measures to mitigate their effects - such as remote working and workplace safety measures - may be inadequate to limit the strain on our business continuity plans and contain operational risk, such as information technology and third-party service provider risks.
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
Any of the myriad of insurance statutes and regulations in the various states in which our life insurance subsidiaries transact business, including those related to insurance holding companies, may change at any time with or without warning. Laws affecting our investments or how much capital we must retain, such as insurance rules on admitted assets, rules on enforcing mortgage rights, or others, may change. Accounting standards such as those issued by the FASB, statutory accounting standards, or others may change. Changes to interest rate benchmarking standards, such as LIBOR's replacements, may change, evolve, or be replaced. U.S. federal laws and rules, such as those related to securities or ERISA, may also change. For example, the DOL has proposed changes to its ERISA investment advice fiduciary rules that would require insurers and insurance agents to implement new processes for selling annuities funded with qualified plan or IRA assets. In addition, those with authority or influence may change their interpretation of such laws or accounting standards, or may disagree with our interpretation of them. We may be unable to adapt to any such changes or disagreements in a timely or effective manner. Tax law changes may also harm us. For example, changes to tax rules or securities regulation on stock repurchases may inhibit our return of capital to shareholders. In addition, should individual income tax rates decrease, some of the income tax advantages of our products would likewise decrease. Moreover, tax law may change or eliminate any of the income tax advantages of our products. Further, changes to the basis of U.S. income taxation (e.g., taxation of unearned gains), corporate tax rates, capital gains tax rates, and other changes, may affect us. We may also be subject to new regulatory requirements as a result of our side car activities or new product offerings, or we may face increased scrutiny in new regulatory areas as a result of such activity, such as with respect to FINRA or investment advisor rules. Our efforts to manage such requirements and scrutiny may increase our costs or put us at a competitive disadvantage
20. Iowa or other applicable law, or our corporate governance documents or change-in-control agreements, may delay or deter takeovers or combinations.
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
23. We face a variety of risks in connection with our operations outside the United States.
We currently have business operations in Bermuda and may pursue other opportunities outside the United States. In connection with our existing and potential international operations, we may face a wide range of political, legal, operational, economic and other risks, including but not limited to: nationalization or expropriation of assets; imposition of limits on foreign ownership of local companies; changes in laws, their application or interpretation; political instability; economic or trade sanctions; sanctions on cross-border exchange listing, investment or other securities transactions; dividend limitations; price controls; currency exchange controls or other transfer or exchange restrictions; heightened cybersecurity risks, or labor relations risks.
Item 1B.    Unresolved Staff Comments
None.

Item 1C.    Cybersecurity
Risk Management and Strategy; Governance
American Equity maintains a documented Information Security Risk Management Program (“Program”) that includes risk assessments regularly conducted by American Equity and third-party experts, assessors and auditors to evaluate potential security threats that may have a negative impact on the organization, detect potential vulnerabilities and mitigate any identified security risks. The Program is integrated into the Company’s overall risk management system. The Program is informed by industry standards and frameworks and is evaluated on an ongoing basis to address the evolving cyber threat landscape and seek alignment with industry standards such as applicable legal and regulatory guidance and mandates. In addition, the Company regularly self-assesses the Program against its internal policies.
As part of the Program, the Company: deploys technical and organizational safeguards designed to protect the Company’s networks, systems, and data from cybersecurity threats; maintains a threat management program that continuously monitors evolving cybersecurity risks; has established and maintains incident response plans that address the Company’s response to a cybersecurity incident; maintains a third-party risk management program that includes a due diligence and ongoing assessment process for service providers based on the risk they present and the adequacy of their safeguards; and provides ongoing education and training to employees regarding information security threats. The Company also conducts periodic penetration testing and tabletop exercises.
The American Equity Chief Information Security Officer provides oversight and direction for the Program and communicates the information security risk posture and the prevention, detection, mitigation, and remediation of cybersecurity incidents to the American Equity executive team and American Equity's Board of Directors. The Board oversees the Program and management of risks from cybersecurity threats and reviews and monitors American Equity’s business and technology strategy.
As of the reporting date, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition.
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

	High	Low
2023
First Quarter	$48.37	$31.57
Second Quarter	$53.68	$35.22
Third Quarter	$54.44	$51.73
Fourth Quarter	$56.09	$52.70
2022
First Quarter	$44.49	$35.05
Second Quarter	$42.18	$32.65
Third Quarter	$43.55	$33.22
Fourth Quarter	$46.76	$28.05
As of February 15, 2024, to the best of our knowledge, there were approximately 545 shareholders of record of our common stock. In 2023 and 2022, we paid an annual cash dividend of $0.00 and $0.36, respectively, per share on our common stock. Any further determination as to dividend policy will be made by our board of directors and will depend on a number of factors, including the status of the Merger with Brookfield Reinsurance, our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.
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
For disclosure on securities authorized for issuance under equity compensation plans, see our subsequent disclosure to be filed within 120 days after December 31, 2023.
Issuer Purchases of Equity Securities
The following table presents the amount of our share purchase activity for the three months ended December 31, 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Program
Period	(shares)	(dollars)	(shares)	(dollars in thousands)
October 1, 2023 - October 31, 2023	—	$—	—	$275,825
November 1, 2023 - November 30, 2023	—	$—	—	$275,825
December 1, 2023 - December 31, 2023	—	$—	—	$275,825
Total	—		—
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

Common Stock Performance Graph
The graph and table below compare the total return on our common shares with the total return on the S&P Global Ratings (“S&P”) 500 and S&P 500 Financials indices for the five-year period ended on December 31, 2023. The graph and table show the total return on a hypothetical $100 investment in our common shares and in each index on December 31, 2018 including the reinvestment of all dividends. The graph and table below shall not be deemed to be “soliciting material” or to be “filed,” or to be incorporated by reference in future filings with the SEC, or to be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
American Equity Investment Life Holding Company
S&P 500 Index
S&P 500 Financials Index

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
American Equity Investment Life Holding Co.	100.00	108.21	101.17	143.70	169.99	207.92
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
S&P 500 Financials Index	100.00	132.13	129.89	175.40	156.92	175.99

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our consolidated financial position at December 31, 2023 compared with December 31, 2022, and our consolidated results of operations for the years ended December 31, 2023 and 2022, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our audited consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.
Effective January 1, 2023, we adopted Accounting Standards Update 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12” or "LDTI accounting guidance") which was applied with a transition date of January 1, 2021. As a result, the prior period amounts for the year ended December 31, 2021 and the year ended December 31, 2022 have been adjusted to reflect the new guidance.
For information and analysis relating to our financial condition and consolidated results of operations as of and for the year ended December 31, 2022, as well as for the year ended December 31, 2022 compared with the year ended December 31, 2021, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Exhibit 99.1 (Recast of certain information in the Company's Annual Report for the year ended December 31, 2022 on Form 10-K for adoption of ASU 2018-12 Targeted Improvements to the Accounting for Long-Duration Contracts) filed on Form 8-K on August 9, 2023.
Cautionary Statement Regarding Forward-Looking Information
All statements, trend analysis and other information contained in this report and elsewhere (such as in filings by us with the SEC, press releases, presentations by us or management or oral statements) may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events and do not relate strictly to historical or current facts. They may relate to markets for our products, trends in our operations or financial results, strategic alternatives, future operations, strategies, plans, partnerships, investments, share buybacks and other financial developments. They use words and terms such as anticipate, assume, believe, can, continue, could, enable, estimate, expect, foreseeable, goal, improve, intend, likely, may, model, objective, opportunity, outlook, plan, potential, project, remain, risk seek, should, strategy, target, will, would, and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all forms of speech and derivative forms, or similar words, as well as any projections of future events or results. Forward-looking statements, by their nature, are subject to a variety of assumptions, risks, and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Factors that may cause our actual decisions or results to differ materially from those contemplated by these forward-looking statements include, among other things:
•delay in completing, or failure to complete, the Merger with Brookfield Reinsurance.
•disruption of relationships with third parties and employees, diversion of management’s attention, negative publicity, or legal proceedings from efforts to complete the Merger with Brookfield Reinsurance.
•limits on the ability to pursue alternatives to the Merger with Brookfield Reinsurance.
•restrictions on business activities while the Merger Agreement is in effect.
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
•effects of climate change, or responses to it.
•failure of efforts to meet environmental, social, and governance standards and to enhance sustainability.
•strained shareholder relationships or disadvantageous takeover proposals.
For a detailed discussion of these and other factors that might affect our performance, see Item 1A of this report.

Executive Summary
As previously noted, we began to implement an updated strategy, referred to as AEL 2.0, after having undertaken a thorough review of our business in 2020. During 2023, we continued to make significant progress in the execution of the AEL 2.0 strategy in all four key pillars: Go-to-Market, Investment Management, Capital Structure and Foundational Capabilities. See Item 1. Business - Strategy for more information on the AEL 2.0 strategy and progress made during 2023.
Excellent customer service teamed with our ability to offer innovative insurance products that provide principal protection and lifetime income resulted in record sales of $7.6 billion during 2023, an increase of 128% from $3.3 billion in 2022. Fixed index annuities represented $7.0 billion of total sales. Fixed index annuity sales increased 122% during 2023 driven by income product sales, which benefited from a higher demand for guaranteed income solutions as a result of high volatility in the markets.
We continued to originate privately sourced assets which now comprise 25.8% of the total investment portfolio at December 31, 2023. This is an increase from 22.0% at December 31, 2022. Investment yield was 4.55% in 2023, which is an increase of 23 basis points compared to 2022 and 92 basis points compared to 2021.
We increased our cash and cash equivalent holdings to $7.4 billion at December 31, 2023, which will provide us with substantial dry powder to take advantage of opportunities that may emerge in the private asset sector while helping to protect the Company if macro-economic trends were to deteriorate or surrenders increase to greater than expected levels.
We achieved $11.5 billion of fee generating reinsured balances and generated $100 million in related revenues in 2023 (on a non-GAAP operating income basis). Effective October 1, 2023, we executed a second Vermont-domiciled redundant reserve financing facility. The new facility reinsured approximately $550 million of in-force statutory reserves for lifetime income benefit rider guarantees. This resulted in approximately $450 million of additional reserve credit for American Equity Life.
We repurchased 7.3 million shares of Company common stock, of which 2.5 million shares were repurchased in the open market at an average price of $38.24 and 4.8 million shares were delivered under an accelerated stock repurchase program (ASR) at an average price of $33.12. The ASR was executed on March 17, 2023 with 80% of the shares delivered upon execution. The ASR was terminated on July 13, 2023, and a payment of $14 million was made to settle for the final volume-weighted average price associated with the initial share delivery.
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
Life insurance companies are subject to NAIC RBC requirements and rating agencies utilize a form of RBC to partially determine capital strength of insurance companies. The American Equity Life RBC ratio at December 31, 2023 and 2022 was 380% and 415%, respectively.
On August 30, 2023, S&P affirmed its "A-" financial strength rating on American Equity Life and its "BBB-" long-term issuer credit rating on American Equity Investment Life Holding Company. Following the announcement of the merger agreement with Brookfield Reinsurance, S&P placed these credit ratings on credit watch with negative implications as the expected impact of the announced agreement was evaluated.

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
On September 9, 2022, A.M. Best affirmed its "A-" financial strength rating on American Equity Investment Life Insurance Company and its subsidiaries, American Equity Investment Life Insurance Company of New York and Eagle Life Insurance Company, its "bbb-" long-term issuer credit rating of American Equity Investment Life Holding Company, its "bbb-" senior unsecured debt ratings, and its "bb" perpetual, non-cumulative preferred stock ratings. The outlook for these credit ratings of "stable" was also affirmed by A.M. Best on September 9, 2022. Following the announcement of the merger agreement with Brookfield Reinsurance, A.M. Best placed these credit ratings on watch, noting the ratings will likely remain under review pending completion of the merger.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Year Ended December 31,
	2023	2022	2021
Average yield on invested assets	4.55%	4.34%	3.73%
Aggregate cost of money	1.90%	1.71%	1.55%
Aggregate investment spread	2.65%	2.63%	2.18%

Impact of:
Investment yield - additional prepayment income	0.01%	0.03%	0.11%
Cost of money benefit from over hedging	0.04%	0.01%	0.07%
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
Average yield on invested assets increased primarily as a result of new money yields and the benefit of higher short-term interest rates on our floating rate portfolio partially offset by lower returns on our private assets and partnerships, lower prepayment income and an increase in investment expenses. See Net investment income. The aggregate cost of money increased primarily due to increases in options costs slightly offset by an increase in the benefit from over hedging as compared to the prior year. We have the flexibility to reduce our crediting rates if necessary and could decrease our cost of money by approximately 123 basis points if we reduce current rates to guaranteed minimums.

Results of Operations for the Three Years Ended December 31, 2023
Annuity deposits by product type collected during 2023, 2022 and 2021, were as follows:

	Year Ended December 31,
Product Type	2023	2022	2021
	(Dollars in thousands)
American Equity Life:
Fixed index annuities	$5,470,434	$2,692,141	$2,753,479
Annual reset fixed rate annuities	2,053	5,329	6,133
Multi-year fixed rate annuities	216,172	56,511	855,702
Single premium immediate annuities	1,224	18,935	59,816
	5,689,883	2,772,916	3,675,130
Eagle Life:
Fixed index annuities	1,563,992	479,279	697,068
Annual reset fixed rate annuities	3,039	380	350
Multi-year fixed rate annuities	349,616	82,581	1,597,292
	1,916,647	562,240	2,294,710
Consolidated:
Fixed index annuities	7,034,426	3,171,420	3,450,547
Annual reset fixed rate annuities	5,092	5,709	6,483
Multi-year fixed rate annuities	565,788	139,092	2,452,994
Single premium immediate annuities	1,224	18,935	59,816
Total before coinsurance ceded	7,606,530	3,335,156	5,969,840
Coinsurance ceded	2,382,012	968,906	424,819
Net after coinsurance ceded	$5,224,518	$2,366,250	$5,545,021
Annuity deposits before coinsurance ceded increased 128% during 2023 compared to 2022. Annuity deposits after coinsurance ceded increased 121% during 2023 compared to 2022. The increase in sales in 2023 compared to 2022 was primarily driven by increases in fixed index annuity sales as a result of our income product sales, which benefited from a higher demand for guaranteed income solutions as a result of high volatility in the markets. In addition, annuity deposits for 2023 benefited from an increase in multi-year fixed rate annuities (MYGA) which reflects pricing support from the execution of the amendment to our reinsurance agreement with AeBe ISA LTD ("AeBe") to cede new MYGA flow business beginning in the first quarter of 2023.
We began ceding certain fixed rate annuities issued after February 8, 2023 to AeBe, and we have continued to increase the amount of business ceded to North End Re under the reinsurance agreement executed in 2021, both of which contributed to the increase in coinsurance ceded annuity deposits in 2023 compared to 2022.
Net income available to common stockholders decreased 91% to $166.9 million in 2023 and increased 268% to $1.9 billion in 2022 from $509.3 million in 2021. The decrease in net income available to common stockholders for the year ended December 31, 2023 was driven by an increase in the change in fair value of embedded derivatives, a decrease in net investment income, an increase in net realized losses on investments and an increase in other operating costs and expenses partially offset by an increase in the change in fair value of derivatives, an increase in annuity product charges and an increase in other revenue.
Net income, in general, is impacted by the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) decreased 8% to $47.3 billion for the year ended December 31, 2023 compared to $51.6 billion in 2022 and decreased 4% for the year ended December 31, 2022 compared to $53.7 billion in 2021. Our investment spread measured in dollars was $1.3 billion, $1.4 billion, and $1.2 billion for the years ended December 31, 2023, 2022 and 2021, respectively. Investment income for the year ended December 31, 2023 was negatively impacted by lower volumes of business in force as a result of in-force reinsurance transactions executed in 2022 as well as lower returns on private assets and partnerships, lower prepayment income and an increase in investment expenses which were partially offset by the benefits to net investment income from higher short-term interest rates on our floating rate portfolio and attractive new money rates (see Net investment income).
Net income was also impacted by the change in fair value of derivatives and embedded derivatives, which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income for the year ended December 31, 2023 was negatively impacted by an increase in the change in fair value of embedded derivatives and positively impacted by an increase in the change in fair value of derivatives. See Change in fair value of derivatives, and Change in fair value of embedded derivatives.

We periodically update the key assumptions used in the calculation of market risk benefits gains (losses), policy benefit reserves and the embedded derivative component of our fixed index annuity policy benefit reserves as experience develops that is different from our assumptions.
Net income available to common stockholders for 2023, 2022 and 2021 includes effects from updates to assumptions as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Increase (decrease) in market risk benefit (gain) loss	$(63,294)	$229,439	$398,759
Increase (decrease) in policy benefit reserves (1)	(2,296)	3,051	801
Increase (decrease) in change in fair value of embedded derivatives	84,381	(94,770)	(122,294)
Effect on net income available to common stockholders	(14,750)	(106,905)	(219,100)
(1)The effect on policy benefit reserves from updates to assumptions is related to changes in the liability for future policy benefits and the deferred profit liability.
We review these assumptions quarterly and as a result of these reviews, we made updates to assumptions during each year. The most significant assumption updates made in 2023 were to the crediting rates on policies, policyholder decrement assumptions including lapse, partial withdrawal and mortality rates, and lifetime income benefit rider utilization assumptions.
We increased the near term crediting/discount rate assumption which grades to the long-term assumption over the eight year reversion period. The long-term assumption did not change in total but was disaggregated by product type. There were no changes to the grading period. The near term assumption increased 20 basis points to 1.85% from 1.65% for fixed index annuities while the long term assumption was lowered 5 basis points to 2.35% from 2.40% for fixed index annuities. These changes resulted in an increase in the fair value of the embedded derivative and an increase in the market risk benefit liability.
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
We updated lapse rate and partial withdrawal assumptions based on actual historical experience. We refreshed lapse tables based on five years of lapse experience and implemented a 1% lapse floor. For policies with a lifetime income benefit rider that do not charge a fee, we increased the lapse rates. For policies with a lifetime income benefit rider that has been utilized, we decreased the lapse rates. We expanded our partial withdrawal assumptions to include scalars in our assumptions during the surrender charge period, shock period, and post-shock period. This resulted in partial withdrawals extending beyond the surrender charge period. The net impact of these changes resulted in a decrease in the market risk benefit liability due to a decrease in the present value of expected claims as a result of higher overall lapses and increased the fair value of the embedded derivative due to higher overall lapses and partial withdrawals.
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

Non-GAAP operating income (loss) available to common stockholders, a non-GAAP financial measure increased to $607.1 million in 2023 and $391.3 million in 2022 from $(21.9) million in 2021. The increase in non-GAAP operating income available to common stockholders for the year ended December 31, 2023 was primarily due to the favorable impact of assumption updates made during 2023 compared to the unfavorable impact of assumption updates made during 2022. Additionally, non-GAAP operating income (loss) available to common stockholders was positively impacted by increases in annuity product charges and other revenues and negatively impacted by decreases in net investment income and increases in interest expense on notes and loan payable and other operating costs and expenses.
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
The adjustments made to net income available to common stockholders to arrive at non-GAAP operating income (loss) available to common stockholders and non-GAAP operating income available to common stockholders for 2023, 2022 and 2021 are set forth in the table that follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Reconciliation from net income available to common stockholders to non-GAAP operating income (loss) available to common stockholders:
Net income available to American Equity Investment Life Holding Company common stockholders	$166,855	$1,876,544	$509,348
Adjustments to arrive at non-GAAP operating income (loss) available to common stockholders:
Net realized losses on financial assets, including credit losses	91,615	48,264	13,618
Change in fair value of derivatives and embedded derivatives	549,600	(1,549,205)	(316,765)
Capital markets impact on the change in fair value of market risk benefits	(122,094)	(393,617)	(371,935)
Net investment income	(1,137)	1,476	—
Other revenue	23,876	5,969	—
Expenses incurred related to acquisition	13,464	—	—
Income taxes	(115,116)	401,838	143,806
Non-GAAP operating income (loss) available to common stockholders	$607,063	$391,269	$(21,928)
Impact of excluding notable items	$10,755	$181,890	$317,425

Per common share - assuming dilution:
Non-GAAP operating income (loss) available to common stockholders	$7.50	$4.27	$(0.23)
Impact of excluding notable items	0.13	1.99	3.36

Notable items impacting non-GAAP operating income available to common stockholders:
Expense associated with strategic incentive award	$38,323	$—	$—
Impact of actuarial assumption updates	(27,568)	181,890	317,425
Total notable items	$10,755	$181,890	$317,425
Notable items reflect the after-tax impact to non-GAAP operating income (loss) available to common stockholders for certain matters where more detail may help investors better understand, evaluate and forecast results.

Non-GAAP operating income (loss) available to common stockholders for 2023, 2022 and 2021 includes effects from updates to assumptions as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Increase (decrease) in market risk benefit (gain) loss	$(32,822)	$230,832	$398,753
Increase (decrease) in policy benefit reserves (1)	(2,296)	3,051	3,051
Effect on non-GAAP operating income (loss) available to common stockholders	27,568	(181,890)	317,425
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
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 37% to $315.5 million in 2023 and decreased 5% to $230.4 million in 2022 from $242.6 million in 2021. The components of annuity product charges are set forth in the table that follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Surrender charges	$163,745	$72,699	$67,657
Lifetime income benefit riders (LIBR) fees	151,751	157,655	174,974
	$315,496	$230,354	$242,631

Withdrawals from annuity policies subject to surrender charges	$2,557,323	$1,145,415	$1,099,098
Average surrender charge collected on withdrawals subject to surrender charges	6.4%	6.3%	6.2%

Fund values on policies subject to LIBR fees	$16,981,924	$19,473,279	$22,183,623
Weighted average per policy LIBR fee	0.89%	0.81%	0.79%
The increase in annuity product charges during 2023 was attributable to an increase in withdrawals from annuity policies subject to surrender charges partially offset by decreases in fees assessed for lifetime income benefit riders due to a smaller volume of business in force subject to the fee. The smaller volume of business subject to the fees is primarily due to the execution of the AeBe reinsurance treaty which was effective October 3, 2022.
Net investment income decreased 2% to $2.27 billion in 2023 and increased 13% to $2.31 billion in 2022 from $2.0 billion in 2021. The decrease for 2023 compared to 2022 was primarily attributable to decreases in the average invested asset balance partially offset by increases in the average yield earned on average invested assets. Average invested assets excluding derivative instruments (on an amortized cost basis) decreased 7% to $49.5 billion in 2023 and decreased 3% to $53.2 billion in 2022 compared to $54.8 billion in 2021.
The average yield earned on average invested assets was 4.55%, 4.34% and 3.73% for 2023, 2022 and 2021, respectively. The increase in yield earned on average invested assets in 2023 was primarily due to higher short-term interest rates on our floating rate portfolio and attractive new money rates partially offset by lower returns on private assets and partnerships, lower prepayment income and an increase in investment expenses.
The expected return on investments purchased during 2023 was 7.19%, net of third-party investment management expenses. Purchases for 2023 included $2.2 billion of fixed maturity securities with an expected return of 6.18% and $3.5 billion of privately sourced assets with an expected return of 7.82%. The privately sourced assets include investments in infrastructure, middle market credit, residential mortgage loans and residential real estate equity. The expected return on investments purchased during 2022 and 2021 was 5.01% and 3.92%, respectively.

Change in fair value of derivatives primarily consists of call options purchased to fund annual index credits on fixed index annuities. The components of change in fair value of derivatives are as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Call options:
Proceeds received at option expiration	$344,876	$312,133	$2,019,477
Pro rata amortization of option cost	(682,918)	(647,132)	(630,015)
Change in unrealized gains/losses	586,786	(783,769)	(41,537)
Warrants	1,206	264	810
Interest rate swaps	9,096	(19,624)	—
	$259,046	$(1,138,128)	$1,348,735
The differences between the change in fair value of derivatives between years for call options are primarily due to the performance of the indices upon which our call options are based which impacts the level of gains on call option expirations, the fair values of those call options and changes in the fair values of those call options between years. The changes in gain (loss) on option expiration and in unrealized gains/losses on call options for the year ended December 31, 2023 as compared to 2022 are due to equity market performance in 2023 compared to 2022. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during these years is as follows:

Year Ended December 31,
	2023	2022	2021
S&P 500 Index
Point-to-point strategy	0.0% - 14.0%	0.0% - 12.5%	0.0% - 42.6%
Monthly average strategy	0.0% - 8.7%	0.0% - 8.6%	0.0% - 29.4%
Monthly point-to-point strategy	0.0% - 14.2%	0.0% - 12.9%	0.0% - 21.7%
Volatility control index point-to-point strategy	0.0% - 5.6%	0.0% - 7.3%	0.0% - 9.7%
Fixed income (bond index) strategies	0.0% - 6.0%	0.0% - 6.5%	0.0% - 10.0%
The change in fair value of derivatives is also influenced by the aggregate cost of options purchased. During 2023, the aggregate cost of options were higher than in 2022 as option costs generally increased during 2023. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies and Estimates - Policy Liabilities for Fixed Index Annuities.
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
Other revenue increased 80% to $75.9 million in 2023 and increased 161% to $42.2 million in 2022 from $16.2 million in 2021. The components of other revenue are summarized as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Asset liability management fees	$22,448	$12,686	$5,470
Amortization of deferred gain	53,418	29,559	10,690
	$75,866	$42,245	$16,160

The increase for 2023 compared to 2022 was primarily attributable to the increase in business ceded under the North End Re reinsurance treaty which was effective July 1, 2021 and the execution of a new in-force reinsurance transaction with AeBe which was effective October 3, 2022. In addition, an amendment to the AeBe treaty was executed on February 8, 2023 under which $384 million of flow multi-year guarantee annuity business was ceded during 2023. See Note 9 - Reinsurance and Policy Provisions to our audited consolidated financial statements for more information.
Interest sensitive and index product benefits increased 2% to $567.4 million in 2023 and decreased 75% to $554.9 million in 2022 from $2.2 billion in 2021. The components of interest sensitive and index product benefits are summarized as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Index credits on index policies	$326,471	$305,292	$1,977,888
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	240,952	249,579	253,679
	$567,423	$554,871	$2,231,567
The changes in index credits were attributable to changes in the level of appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $344.9 million, $312.1 million and $2.0 billion for the years ended December 31, 2023, 2022 and 2021, respectively. The decrease in interest credited in 2023 was due to a decrease in the average balance of funds earning a fixed rate of interest including funds allocated to the fixed option strategy within our fixed index annuities partially offset by an increase in the average fixed rate being earned on funds earning a fixed rate of interest.
Market risk benefits (gains) losses decreased to $(14.5) million in 2023 and decreased to $3.7 million in 2022 compared to $269.0 million in 2021. The decrease in market risk benefits (gains) losses for 2023 compared to 2022 was primarily due to the impact of assumption updates made during 2023 compared to the impact of assumption updates made during 2022 and the impact of policyholder behavior in 2023 as compared to 2022, partially offset by the impact of the change in interest rates and equity markets in 2023 compared to 2022. See Net income available to common stockholders and Non-GAAP operating income available to common stockholders, a non-GAAP financial measure above for discussion of the impact of assumption updates for 2023 and 2022 and Note 8 - Policyholder Liabilities to our consolidated financial statements for further discussion on market risk benefits.
Amortization of deferred sales inducements increased 6% to $192.3 million in 2023 and decreased 5% to $182.0 million in 2022 from $191.9 million in 2021. Amortization of deferred sales inducements is calculated on a constant-level basis over the expected term of the related contracts. The increase in amortization for 2023 compared to 2022 was primarily due to an increase in deferred sales inducements capitalized in 2023 related to increased annuity deposits received in 2023. Bonus products represented 64%, 63% and 65% of our net annuity account values at December 31, 2023, 2022 and 2021, respectively. See Note 7 - Deferred Policy Acquisition Costs and Deferred Sales Inducements to our consolidated financial statements for further discussion on deferred sales inducements.
Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives (see Note 6 - Derivative Instruments to our audited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Fixed index annuities - embedded derivatives	$958,488	$(1,913,096)	$(355,940)
Reinsurance related embedded derivative	185,088	(439,502)	(2,362)
	$1,143,576	$(2,352,598)	$(358,302)
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
The primary reasons for the increase in the change in fair value of the fixed index annuity embedded derivatives during 2023 compared to 2022 were smaller increases in the net discount rates used in the calculation during 2023 compared to 2022 and an increase in the fair value of the call options acquired to fund the index credits during 2023 compared to a decrease in the fair value of the call options during 2022. The discount rates used in estimating our embedded derivative liabilities fluctuate based on the changes in the general level of risk free interest rates and our own credit spread. In addition, 2023 was negatively affected by the impact of assumption updates made during 2023 while 2022 was positively affected by the impact of assumption updates made during 2022. See Net income available to common stockholders above for discussion of the impact of assumption updates for 2023 and 2022.

The reinsurance agreements executed in 2022 with AeBe and 2021 with North End Re to cede certain fixed index annuity product liabilities on a coinsurance funds withheld and modified coinsurance basis contain embedded derivatives. The fair value of these embedded derivatives are based on the unrealized gains and losses of the underlying assets held in the funds withheld and modified coinsurance portfolios. The fair value of the underlying assets increased during 2023 and decreased during 2022. The magnitude of the changes in the fair value of the underlying assets are primarily a result of changes in the general level of interest rates from period to period. See Note 6 - Derivative Instruments for discussion on this embedded derivative.
Amortization of deferred policy acquisition costs decreased 2% to $279.7 million in 2023 and decreased 7% to $284.0 million in 2022 from $306.4 million in 2021. Amortization of deferred policy acquisition costs is calculated on a constant-level basis over the expected term of the related contracts. The decrease in amortization for 2023 compared to 2022 is due to a write-off of deferred policy acquisition costs associated with in-force reinsurance transactions executed in the third and fourth quarters of 2022 partially offset by amortization of amounts deferred in 2023 related to annuity deposits received in 2023. See Note 7 - Deferred Policy Acquisition Costs and Deferred Sales Inducements to our consolidated financial statements for further discussion on deferred policy acquisition costs.
Other operating costs and expenses increased 26% to $301.6 million in 2023 and decreased 1% to $239.5 million in 2022 from $241.9 million in 2021 and are summarized as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Salary and benefits	$207,469	$162,061	$139,155
Other	94,112	77,465	102,727
Total other operating costs and expenses	$301,581	$239,526	$241,882
Salary and benefits increased $45.4 million for the year ended December 31, 2023 compared to 2022. The increase in salary and benefits was primarily due to expense associated with a strategic incentive award granted in November 2022 as well as an increase in expense associated with our equity and cash incentive compensation programs ("incentive compensation programs"). The increase in expenses related to our incentive compensation programs was primarily due to new compensation programs and increases in the expected payouts due to a larger number of employees participating in the programs.
Other expenses increased for the year ended December 31, 2023 compared to 2022 primarily due to expenses associated with the Agreement and Plan of Merger with Brookfield Reinsurance Ltd.
Income tax expense decreased in 2023 primarily due to a decrease in income before income taxes. The effective income tax rates were 28.7% and 21.0% for 2023 and 2022, respectively. The increase in the effective income tax rate for the year ended December 31, 2023 compared to 2022 is primarily due to an increase in non-deductible compensation, a majority of which is associated with a strategic incentive award granted in November 2022.
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
The composition of our investment portfolio is summarized as follows:

	December 31,
	2023		2022
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
U.S. Government and agencies	$171,141	0.4%	$169,071	0.4%
States, municipalities and territories	3,075,024	7.7%	3,822,943	8.5%
Foreign corporate securities and foreign governments	408,936	1.0%	616,938	1.4%
Corporate securities	16,076,506	40.0%	20,201,774	44.8%
Residential mortgage backed securities	1,208,317	3.0%	1,366,927	3.0%
Commercial mortgage backed securities	2,624,123	6.5%	3,447,075	7.6%
Other asset backed securities	5,202,395	12.9%	5,155,254	11.4%
Total fixed maturity securities	28,766,442	71.5%	34,779,982	77.1%
Mortgage loans on real estate	7,231,667	18.0%	6,778,977	15.0%
Real estate investments	1,334,247	3.3%	1,056,063	2.3%
Limited partnerships and limited liability companies	1,089,591	2.7%	1,266,779	2.8%
Derivative instruments	1,207,288	3.0%	431,727	1.0%
Other investments	590,271	1.5%	829,900	1.8%
	40,219,506	100.0%	45,143,428	100.0%
Coinsurance investments (1)	8,007,518		6,181,870
	$48,227,024		$51,325,298
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
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	December 31,
	2023			2022
Rating Agency Rating (2)	Amortized Cost	Carrying Amount	Percent of Fixed Maturity Securities	Amortized Cost	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$19,237,683	$17,030,736	59.8%	$24,462,459	$21,723,282	62.5%
Baa	12,036,591	10,801,336	37.9%	14,228,490	12,434,302	35.7%
Total investment grade	31,274,274	27,832,072	97.7%	38,690,949	34,157,584	98.2%
Ba	539,417	489,286	1.7%	554,605	485,166	1.4%
B	144,657	128,150	0.4%	94,185	79,058	0.2%
Caa	21,295	18,497	0.1%	20,020	18,540	0.1%
Ca and lower	30,504	31,383	0.1%	40,664	39,634	0.1%
Total below investment grade	735,873	667,316	2.3%	709,474	622,398	1.8%
	32,010,147	28,499,388	100.0%	39,400,423	34,779,982	100.0%
Coinsurance investments (1)	6,277,105	6,014,040		5,465,596	5,024,635
	$38,287,252	$34,513,428		$44,866,019	$39,804,617
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.
(2)The table excludes residual tranche securities that are not rated with an amortized cost of $250,210 and carrying amount of $267,054 as of December 31, 2023.
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
A summary of our fixed maturity securities by NAIC designation is as follows:

	December 31, 2023				December 31, 2022
NAIC Designation (2)	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percentage of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$19,330,614	$17,116,519	$17,116,519	60.1%	$24,466,961	$21,752,775	$21,752,775	62.5%
2	11,895,433	10,680,088	10,680,088	37.5%	14,185,506	12,398,001	12,398,001	35.6%
3	517,425	476,419	476,419	1.7%	562,190	490,198	490,198	1.5%
4	168,694	147,692	147,692	0.5%	109,409	91,495	91,495	0.3%
5	88,581	68,538	68,538	0.2%	61,721	36,738	36,738	0.1%
6	9,400	10,132	10,132	—%	14,636	10,775	10,775	—%
	32,010,147	28,499,388	28,499,388	100.0%	39,400,423	34,779,982	34,779,982	100.0%
Coinsurance investments (1)	6,277,105	6,014,040	6,014,040		5,465,596	5,024,635	5,024,635
	$38,287,252	$34,513,428	$34,513,428		$44,866,019	$39,804,617	$39,804,617
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.
(2)The table excludes residual tranche securities that are not rated with an amortized cost of $250,210 and fair value and carrying amount of $267,054 as of December 31, 2023.
The amortized cost and fair value of fixed maturity securities at December 31, 2023, by contractual maturity are presented in Note 3 - Investments to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses, Net of Allowance	Allowance for Credit Losses	Fair Value
	(Dollars in thousands)
December 31, 2023
Fixed maturity securities, available for sale:
U.S. Government and agencies	20	$104,874	$(2,148)	$—	$102,726
States, municipalities and territories	489	3,276,193	(558,314)	—	2,717,879
Foreign corporate securities and foreign governments	35	468,184	(62,535)	—	405,649
Corporate securities	1,575	17,198,639	(2,266,287)	(3,412)	14,928,940
Residential mortgage backed securities	209	1,091,278	(112,553)	—	978,725
Commercial mortgage backed securities	275	3,024,365	(412,925)	—	2,611,440
Other asset backed securities	446	3,996,185	(163,133)	(618)	3,832,434
	3,049	29,159,718	(3,577,895)	(4,030)	25,577,793
Coinsurance investments (1)	590	2,887,194	(412,944)	—	2,474,250
	3,639	$32,046,912	$(3,990,839)	$(4,030)	$28,052,043

December 31, 2022
Fixed maturity securities, available for sale:
U.S. Government and agencies	27	$165,746	$(4,637)	$—	$161,109
States, municipalities and territories	514	3,265,080	(574,814)	—	2,690,266
Foreign corporate securities and foreign governments	43	590,944	(74,151)	—	516,793
Corporate securities	2,103	21,393,656	(3,224,609)	(3,214)	18,165,833
Residential mortgage backed securities	219	1,235,672	(126,368)	(133)	1,109,171
Commercial mortgage backed securities	339	3,750,331	(391,966)	—	3,358,365
Other asset backed securities	567	4,579,149	(382,563)	—	4,196,586
	3,812	34,980,578	(4,779,108)	(3,347)	30,198,123
Coinsurance investments (1)	698	3,085,834	(504,739)	—	2,581,095
	4,510	$38,066,412	$(5,283,847)	$(3,347)	$32,779,218
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.
The unrealized losses at December 31, 2023 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at December 31, 2023. Approximately 98% and 98% of the unrealized losses on fixed maturity securities shown in the above table for December 31, 2023 and 2022, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
The decrease in unrealized losses from December 31, 2022 to December 31, 2023 was primarily due to changes in credit spreads during the twelve months ended December 31, 2023. To a lesser extent, the change in unrealized losses at December 31, 2023 compared to December 31, 2022 was impacted by changes in treasury yields and investment sale activity during the year. The 10-year U.S. Treasury yields at December 31, 2023 and December 31, 2022 were 3.88% and 3.88%, respectively. The 30-year U.S. Treasury yields at December 31, 2023 and December 31, 2022 were 4.03% and 3.97%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation (2)	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses (1)	Percent of Total
	(Dollars in thousands)
December 31, 2023
1	$15,299,508	59.8%	$(2,254,792)	63.0%
2	9,631,686	37.7%	(1,240,985)	34.7%
3	412,128	1.6%	(40,770)	1.1%
4	145,172	0.6%	(21,005)	0.6%
5	66,883	0.3%	(20,174)	0.6%
6	1,838	—%	(148)	—%
	25,557,215	100.0%	(3,577,874)	100.0%
Coinsurance investments (3)	2,474,250		(412,944)
	$28,031,465		$(3,990,818)

December 31, 2022
1	$18,396,691	60.9%	$(2,836,027)	59.4%
2	11,207,008	37.1%	(1,825,520)	38.2%
3	465,867	1.6%	(72,976)	1.5%
4	89,686	0.3%	(17,922)	0.4%
5	29,075	0.1%	(25,037)	0.5%
6	9,796	—%	(1,626)	—%
	30,198,123	100.0%	(4,779,108)	100.0%
Coinsurance investments (3)	2,581,095		(504,739)
	$32,779,218		$(5,283,847)
(1)Gross unrealized losses have been adjusted to reflect the allowance for credit loss of $4.0 million and $3.3 million as of December 31, 2023 and 2022, respectively.
(2)The table excludes residual tranche securities that are not rated with a carrying value of $20,578 and gross unrealized losses of $21 as of December 31, 2023.
(3)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and 2022, along with a description of the factors causing the unrealized losses is presented in Note 3 - Investments to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.

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
		(Dollars in thousands)
December 31, 2023
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	267	$3,672,980	$3,356,334	$(316,646)
Six months or more and less than twelve months	153	1,408,827	1,353,478	(55,349)
Twelve months or greater	2,529	23,345,164	20,221,382	(3,123,782)
Total investment grade	2,949	28,426,971	24,931,194	(3,495,777)
Below investment grade:
Less than six months	4	11,946	10,165	(1,781)
Six months or more and less than twelve months	9	55,147	46,680	(8,467)
Twelve months or greater	85	641,025	569,176	(71,849)
Total below investment grade (2)	98	708,118	626,021	(82,097)
	3,047	29,135,089	25,557,215	(3,577,874)
Coinsurance investments (3)	590	2,887,194	2,474,250	(412,944)
	3,637	$32,022,283	$28,031,465	$(3,990,818)

December 31, 2022
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	984	$6,296,895	$5,968,793	$(328,102)
Six months or more and less than twelve months	2,308	24,207,057	20,481,666	(3,725,391)
Twelve months or greater	427	3,761,294	3,153,240	(608,054)
Total investment grade	3,719	34,265,246	29,603,699	(4,661,547)
Below investment grade:
Less than six months	12	51,711	47,494	(4,217)
Six months or more and less than twelve months	34	319,964	265,726	(54,238)
Twelve months or greater	47	340,310	281,204	(59,106)
Total below investment grade	93	711,985	594,424	(117,561)
	3,812	34,977,231	30,198,123	(4,779,108)
Coinsurance investments (3)	698	3,085,834	2,581,095	(504,739)
	4,510	$38,063,065	$32,779,218	$(5,283,847)
(1)Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss of $4.0 million and $3.3 million as of December 31, 2023 and 2022, respectively.
(2)The table excludes 2 residual tranche securities that are not rated with an amortized cost of $20,599, a fair value of $20,578 and gross unrealized losses of $21 as of December 31, 2023.
(3)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.

The amortized cost and fair value of fixed maturity securities (excluding U.S. Government and agencies) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20%, when comparing fair value to amortized cost, and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost, Net of Allowance (1)	Fair Value	Gross Unrealized Losses, Net of Allowance (1)
		(Dollars in thousands)
December 31, 2023
Investment grade:
Less than six months	30	$209,705	$162,277	$(47,428)
Six months or more and less than twelve months	88	709,471	549,468	(160,003)
Twelve months or greater	321	4,777,499	3,524,402	(1,253,097)
Total investment grade	439	5,696,675	4,236,147	(1,460,528)
Below investment grade:
Less than six months	4	5,853	4,359	(1,494)
Six months or more and less than twelve months	6	61,424	46,059	(15,365)
Twelve months or greater	6	81,192	61,306	(19,886)
Total below investment grade	16	148,469	111,724	(36,745)
	455	5,845,144	4,347,871	(1,497,273)
Coinsurance investments (2)	285	1,180,716	857,195	(323,521)
	740	$7,025,860	$5,205,066	$(1,820,794)
December 31, 2022
Investment grade:
Less than six months	333	$3,955,378	$3,062,075	$(893,303)
Six months or more and less than twelve months	299	4,496,559	3,146,868	(1,349,691)
Twelve months or greater	1	40,351	26,854	(13,497)
Total investment grade	633	8,492,288	6,235,797	(2,256,491)
Below investment grade:
Less than six months	8	61,481	47,057	(14,424)
Six months or more and less than twelve months	7	111,990	71,271	(40,719)
Twelve months or greater	—	—	—	—
Total below investment grade	15	173,471	118,328	(55,143)
	648	8,665,759	6,354,125	(2,311,634)
Coinsurance investments (2)	423	1,250,509	859,395	(391,114)
	1,071	$9,916,268	$7,213,520	$(2,702,748)
(1)Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss of $4.0 million and $3.3 million as of December 31, 2023 and 2022, respectively.
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

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
December 31, 2023
Due in one year or less	$586,768	$580,734
Due after one year through five years	2,649,827	2,512,087
Due after five years through ten years	3,865,169	3,492,857
Due after ten years through twenty years	6,152,389	5,298,397
Due after twenty years	7,793,737	6,271,119
	21,047,890	18,155,194
Residential mortgage backed securities	1,091,278	978,725
Commercial mortgage backed securities	3,024,365	2,611,440
Other asset backed securities	3,996,185	3,832,434
	29,159,718	25,577,793
Coinsurance investments (1)	2,887,194	2,474,250
	$32,046,912	$28,052,043

December 31, 2022
Due in one year or less	$567,599	$563,298
Due after one year through five years	3,591,040	3,377,197
Due after five years through ten years	4,844,271	4,280,762
Due after ten years through twenty years	7,443,657	6,377,081
Due after twenty years	8,968,858	6,935,663
	25,415,425	21,534,001
Residential mortgage backed securities	1,235,672	1,109,171
Commercial mortgage backed securities	3,750,331	3,358,365
Other asset backed securities	4,579,149	4,196,586
	34,980,577	30,198,123
Coinsurance investments (1)	3,085,834	2,581,095
	$38,066,411	$32,779,218
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.

International Exposure
We hold fixed maturity securities with international exposure. As of December 31, 2023, 14.1% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. Our fixed maturity securities with international exposure are primarily denominated in U.S. dollars. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	December 31, 2023
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
Europe	$1,717,322	$1,522,081	5.3%
Asia/Pacific	360,431	312,647	1.1%
Latin America	246,595	215,761	0.7%
Non-U.S. North America	896,988	798,238	2.8%
Australia & New Zealand	775,941	704,702	2.5%
Other	558,352	478,771	1.7%
	4,555,629	4,032,200	14.1%
Coinsurance investments (1)	1,818,083	1,732,235
	$6,373,712	$5,764,435
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.
All of the securities presented in the table above are investment grade (NAIC designation of either 1 or 2), except for the following:

	December 31, 2023
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
Europe	$102,432	$94,390
Asia/Pacific	33	30
Latin America	40,275	39,664
Non-U.S. North America	22,305	20,027
Australia & New Zealand	219	196
Other	81,779	67,166
	247,043	221,473
Coinsurance investments (1)	67,934	49,472
	$314,977	$270,945
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e., significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of credit losses. As part of this assessment, we review not only a change in current price relative to amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. For corporate issuers, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. For structured securities, we evaluate changes in factors such as collateral performance, default rates, loss severity and expected cash flows. At December 31, 2023, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance	Net Unrealized Gains (Losses), Net of Allowance	Fair Value
		(Dollars in thousands)
States, municipalities and territories	2	$22,715	$—	$22,715	$(5,491)	$17,224
Corporate securities - Public securities	5	31,502	—	31,502	(768)	30,734
Corporate securities - Private placement securities	1	5,180	(3,412)	1,768	(58)	1,710
Residential mortgage backed securities	42	55,054	—	55,054	(8,050)	47,004
Commercial mortgage backed securities	16	139,961	—	139,961	(27,340)	112,621
Other asset backed securities	1	1,524	—	1,524	131	1,655
Collateralized loan obligations	23	159,600	(618)	158,982	(19,980)	139,002
	90	$415,536	$(4,030)	$411,506	$(61,556)	$349,950
We expect to recover the unrealized losses, net of allowances, as we did not have the intent to sell and it was not more likely than not that we would be required to sell these securities prior to recovery of the amortized cost basis, net of allowances. Our analysis of these securities and their credit performance at December 31, 2023 is as follows:
States municipalities and territories: The decline in value of the largest security is in this category is primarily due to the security being recently restructured as part of bankruptcy proceedings and uncertainty around the impact of the restructure.
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
During 2023, we recognized credit losses of $47.5 million primarily due to losses realized on securities in the regional banking sector.
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
Mortgage Loans on Real Estate
Our financing receivables consist of three mortgage loan portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our commercial mortgage loan portfolio consists of loans with an outstanding principal balance of $3.6 billion as of both December 31, 2023 and 2022. This portfolio consists of mortgage loans collateralized by the related properties and is diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $581.3 million and $567.6 million as of December 31, 2023 and 2022, respectively. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $3.4 billion and $2.8 billion as of December 31, 2023 and 2022, respectively. These loans are collateralized by the related properties and are diversified as to location within the United States. Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.

At December 31, 2023 and 2022, the largest principal amount outstanding for any single commercial mortgage loan was $79.2 million and $83.3 million, respectively, and the average loan size was $6.0 million and $5.8 million, respectively. In addition, the average loan-to-value ratio for commercial and agricultural mortgage loans combined was 50.5% and 51.4% at December 31, 2023 and 2022, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan-to-value ratio is indicative of our conservative underwriting policies and practices for originating mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 - Mortgage Loans on Real Estate of our audited consolidated financial statements of this Form 10-K, which is incorporated by reference in this Item 7.
In the normal course of business, we commit to fund mortgage loans up to 90 days in advance. At December 31, 2023, we had commitments to fund commercial mortgage loans totaling $223.4 million, with interest rates ranging from 7.5% to 10.5%. For the year ended December 31, 2023, we received $169.1 million in cash for loans being paid in full compared to $403.6 million for the year ended December 31, 2022. Some of the loans being paid off have either reached their maturity or are nearing maturity. At December 31, 2023, we had commitments to fund agricultural mortgage loans totaling $20.7 million with interest rates ranging from 3.8% to 10.8%, and had commitments to fund residential mortgage loans totaling $542.3 million with interest rates ranging from 7.00% to 12.0%.
See Note 4 - Mortgage Loans on Real Estate to our audited consolidated financial statements, incorporated by reference, for a presentation of our valuation allowance and foreclosure activity. We have a process by which we evaluate the credit quality of each of our mortgage loans. This process utilizes each loan's loan-to-value and debt service coverage ratios as primary metrics. See Note 4 - Mortgage Loans on Real Estate to our audited consolidated financial statements, incorporated by reference, for a summary of our portfolio by loan-to-value and debt service coverage ratios.
We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Commercial, agricultural and residential loans are considered nonperforming when they are 90 days or more past due. Aging of financing receivables is summarized in the following table:

	Current	30-59 days past due	60-89 days past due	Over 90 days past due	Total
As of December 31, 2023:	(Dollars in thousands)
Commercial mortgage loans	$3,544,999	$—	$—	$—	$3,544,999
Agricultural mortgage loans	567,038	—	—	12,595	579,633
Residential mortgage loans	3,226,991	100,759	33,246	90,101	3,451,097
Total mortgage loans	$7,339,028	$100,759	$33,246	$102,696	$7,575,729

As of December 31, 2022:
Commercial mortgage loans	$3,554,558	$—	$—	$—	$3,554,558
Agricultural mortgage loans	562,828	—	—	3,135	565,963
Residential mortgage loans	2,751,261	62,450	16,924	34,843	2,865,478
Total mortgage loans	$6,868,647	$62,450	$16,924	$37,978	$6,985,999

Private Assets
The following table is a breakout of our private asset investments as of December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
Private Asset Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans
Commercial	$3,237,657	6.5%	$3,384,240	6.8%
Residential	3,582,533	7.2%	3,002,099	6.0%
Agricultural	579,633	1.2%	565,963	1.2%
Total real estate loans	7,399,823	14.9%	6,952,302	14.0%

Private credit
Middle market	2,141,365	4.3%	1,492,727	3.0%
Specialty finance	661,800	1.3%	442,555	0.9%
Infrastructure debt	757,631	1.5%	554,812	1.1%
Total private credit	3,560,796	7.1%	2,490,094	5.0%

Equity
Residential real estate	1,223,814	2.5%	961,263	1.9%
Commercial real estate	97,233	0.2%	116,779	0.2%
Infrastructure	193,700	0.4%	91,485	0.2%
Core private equity	335,162	0.7%	363,892	0.7%
Total equity	1,849,909	3.8%	1,533,419	3.0%
Total private assets	$12,810,528	25.8%	$10,975,815	22.0%
The investment balances within the table above include fixed maturity securities and mortgage loans at amortized cost and real estate and other investments at carrying values as reflected in the consolidated balance sheets.
Derivative Instruments
Our derivative instruments consist of call options purchased to provide the income needed to fund the annual index credits on our fixed index annuity products and interest rate swaps used to hedge against changes in fair value due to changes in interest rates. The interest rate swaps were fully disposed of as of December 31, 2023. The fair value of the call options is based upon the amount of cash that would be required to settle the call options obtained from the counterparties adjusted for the nonperformance risk of the counterparty. The nonperformance risk for each counterparty is based upon its credit default swap rate. We have no performance obligations related to the call options. The fair value of the pay fixed/receive float interest rate swaps were determined using internal valuation models that generate discounted expected future cash flows by constructing a projected Secure Overnight Financing Rate (SOFR) curve over the term of the swap.
Our interest rate swaps qualified for hedge accounting and our call options do not qualify for hedge accounting. Any change in the fair value of the derivatives is recognized immediately in the consolidated statements of operations. A presentation of our derivative instruments along with a discussion of the business strategy involved with our derivatives for both our derivatives designated as hedging instruments and our derivatives not designated as hedging instruments is included in Note 6 - Derivative Instruments to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7.
Liabilities
Our liability for policy benefit reserves increased to $60.9 billion at December 31, 2023 compared to $58.8 billion at December 31, 2022. The increase in policy benefit reserves is primarily due to increased reserves related to 2023 annuity deposits, an increase in the value of the fixed index annuity embedded derivative and interest and index credits credited to policyholders during 2023 partially offset by funds returned to policyholders. Substantially all of our annuity products have a surrender charge feature designed to reduce the risk of early withdrawal or surrender of the policies and to compensate us for our costs if policies are withdrawn early. Our lifetime income benefit rider also reduces the risk of early withdrawal or surrender of the policies as it provides an additional liquidity option to policyholders as the policyholder can elect to receive guaranteed payments for life from their contract without requiring them to annuitize their contract value and the rider is not transferable to other contracts. Notwithstanding these policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates and other factors.
See Note 11 - Notes and Loan Payable to our audited consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 7 for discussion of our notes and loan payable.

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
Liquidity requirements are met primarily by funds provided from operations. Our life subsidiaries generally receive adequate cash flow from annuity deposits and investment income to meet their obligations. Annuity liabilities are generally long-term in nature. However, a primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and bonus vesting, which help limit and discourage early withdrawals. Our lifetime income benefit rider also limits the risk of early withdrawals as it provides an additional liquidity option to policyholders as the policyholder can elect to receive guaranteed payments for life from their contract without requiring them to annuitize their contract value and the rider is not transferable to other contracts. At December 31, 2023, approximately 86% or $41.1 billion of our annuity liabilities were subject to penalty upon surrender, with a weighted average remaining surrender charge period of 4.6 years and a weighted average surrender charge percentage of 7.9%.
Our insurance subsidiaries generally have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $(0.6) billion for the year ended December 31, 2023 compared to $(1.9) billion for the year ended December 31, 2022 with the increase attributable to a $2.9 billion increase in net annuity deposits after coinsurance partially offset by a $1.6 billion (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities, mortgage loans, and other high quality private assets. We have a highly liquid investment portfolio that can be used to meet policyholder and other obligations as needed. Scheduled principal repayments, calls and tenders of available for sale fixed maturity securities and net investment income were $2.1 billion and $2.3 billion, respectively, during the year ended December 31, 2023.
Liquidity of Parent Company
We, as the parent company, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt (senior notes, term loan and subordinated debentures issued to a subsidiary trust), pay operating expenses and pay dividends to common and preferred stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. These sources provide adequate cash flow for us to meet our current and reasonably foreseeable future obligations and we expect they will be adequate to fund our parent company cash flow requirements in 2024.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2024, up to $373.1 million can be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In January 2024, a $320 million dividend was paid and approved by American Equity Life to the Company. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. American Equity Life had $2.1 billion of statutory earned surplus at December 31, 2023.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of December 31, 2023, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to maintain its insurer financial strength rating objective. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.

Cash and cash equivalents of the parent holding company at December 31, 2023, were $557.7 million. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions. On February 15, 2022, we established a new five-year credit agreement for $300 million in unsecured delayed draw term loan commitments. On July 6, 2022, we borrowed $300 million under this agreement which matures on February 15, 2027.
In January 2022, American Equity Life became a member of the Federal Home Loan Bank of Des Moines ("FHLB") which provides access to collateralized borrowings and other FHLB products. We may also issue funding agreements to the FHLB. Both the collateralized borrowings and funding agreements require us to pledge qualified assets as collateral. Obligations arising from funding agreements, which totaled $0.0 million as of December 31, 2023 are used in investment spread activities.
Statutory accounting practices prescribed or permitted for our life subsidiaries differ in many respects from those governing the preparation of financial statements under GAAP. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. Information as to statutory capital and surplus and statutory net income (loss) for our life subsidiaries as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 is included in Note 14 - Statutory Financial Information and Dividend Restrictions to our audited consolidated financial statements.
In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2023.

	Payments Due by Period
	Total	Less Than 1 year	1–3 Years	4–5 Years	After 5 Years
	(Dollars in thousands)
Annuity and single premium universal life products (1)	$65,585,615	$5,480,859	$13,022,973	$7,350,000	$39,731,783
Notes and loan payable, including interest payments (2)	935,549	52,878	115,158	767,513	—
Subordinated debentures, including interest payments (3)	210,975	4,850	9,700	9,700	186,725
Operating leases	24,809	4,155	7,627	4,139	8,888
Mortgage loan funding and other investments	2,511,537	2,511,537	—	—	—
Total	$69,268,485	$8,054,279	$13,155,458	$8,131,352	$39,927,396
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
Valuation of Investments
Our fixed maturity securities classified as available for sale are reported at fair value. Unrealized gains and losses, if any, on these securities are included directly in stockholders' equity as a component of accumulated other comprehensive income (loss), net of income taxes. Unrealized gains and losses represent the difference between the amortized cost or cost basis and the fair value of these investments. We use significant judgment within the process used to determine fair value of these investments.
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
The following table presents the fair value of fixed maturity securities, available for sale, by pricing source and hierarchy level as of December 31, 2023 and 2022, respectively:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
December 31, 2023
Priced via third party pricing services	$27,593	$22,887,293	$—	$22,914,886
Priced via independent broker quotations	—	—	—	—
Priced via other methods	—	3,812,066	2,039,490	5,851,556
	$27,593	$26,699,359	$2,039,490	$28,766,442
% of Total	0.1%	92.8%	7.1%	100.0%
Coinsurance investments (1)	—	5,984,902	29,138	6,014,040
	$27,593	$32,684,261	$2,068,628	$34,780,482

December 31, 2022
Priced via third party pricing services	$26,184	$30,061,381	$—	$30,087,565
Priced via independent broker quotations	—	—	—	—
Priced via other methods	—	4,034,863	657,554	4,692,417
	$26,184	$34,096,244	$657,554	$34,779,982
% of Total	0.1%	98.0%	1.9%	100.0%
Coinsurance investments (1)	—	4,836,923	187,712	5,024,635
	$26,184	$38,933,167	$845,266	$39,804,617
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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparison of the prices to a secondary pricing source, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of December 31, 2023 and 2022.
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
As indicated above, the discount rates used to discount excess projected contract value are based on applicable risk-free interest rates adjusted for our nonperformance risk related to those liabilities. If the discount rates used to discount the excess projected contract values at December 31, 2023 were to increase by 100 basis points, our reserves for fixed index annuities would decrease by $364.7 million. A decrease by 100 basis points in the discount rates used to discount the excess projected contract values would increase our reserves for fixed index annuities by $419.7 million.
As of December 31, 2023, we utilized an estimate of 2.35% for the expected cost of annual call options, which is based on estimated long-term account value growth and a historical review of our actual options costs. If the expected cost of annual call options we purchase in the future to fund index credits beyond the next policy anniversary date were to increase by 25 basis points, our reserves for fixed index annuities would increase by $364.7 million. A decrease of 25 basis points in the expected cost of annual call options would decrease our reserves for fixed index annuities by $361.6 million.
Our lapse rate assumptions are based on actual experience and our outlook as to future expectations for lapse rates. If lapse rates were to increase 10%, our reserves for fixed index annuities would decrease by $12.0 million. A decrease in lapse rates of 10% would increase our reserves for fixed index annuities by $11.7 million.
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
MRBs are measured at fair value, at the individual contract level, and can be either an asset or a liability. Contracts which contain more than one MRB feature are combined into one single MRB. The fair value is calculated using stochastic models that include a risk margin and incorporate a spread for our nonperformance risk. At contract inception, an attributed fee ratio is calculated based on the present value of the fees and assessments collectible from the policyholder relative to the present value of expected benefits paid attributable to the MRB. The attributed fees remain static over the life of the MRB and is used to calculate the fair value of the MRB using a risk neutral valuation method. The attributed fees cannot be negative and cannot exceed the total explicit fees collectible from the policyholder.
The inputs and best estimate assumptions used in the calculation of the market risk benefits include actual policy values, actual income account values, actual payout factors, actual roll-up rates and our best estimate assumptions for option budget, risk-free interest rates, expected utilization of lifetime income benefit riders, which includes the ages at which policyholders are expected to elect to begin to receive lifetime income benefit payments and the percentage of policyholders who elect to receive lifetime income benefit payments, the type of income benefit payments selected upon election and future assumptions for lapse, partial withdrawal and mortality rates. The assumptions are reviewed quarterly and updates to the assumptions are made based on historical results and our best estimates of future experience. See Results of Operations for the Three Years Ended December 31, 2023 in this Item 7 for a discussion and presentation of the effects of assumption revisions for 2023 and 2022. See Item 7 in Exhibit 99.1 (Recast of certain information in the Company's Annual Report for the year ended December 31, 2022 on Form 10-K for adoption of ASU 2018-12 Targeted Improvements to the Accounting for Long-Duration Contracts) filed on Form 8-K on August 9, 2023 for discussion and presentation of the effects of assumption revisions for 2021.
The most sensitive assumptions in the calculation of the market risk benefits are 1) utilization, 2) option budget, 3) risk-free interest rates, 4) nonperformance risk, and 5) our best estimate for future policy decrements specific to mortality and lapse rates.
The utilization assumption represents the percentage of policyholders who will elect to receive lifetime income benefit payments in a given year. If the utilization assumption were to increase by 30%, our market risk benefits would increase by $257.9 million. A decrease of 30% in the utilization assumption would decrease our market risk benefits by $328.9 million. The option budget assumption represents the expected cost of annual call options we will purchases in the future. If the option budget assumption were to increase by 25 basis points, our market risk benefits liability would decrease by $101.9 million. A decrease of 25 basis points in the option budget assumption would increase our market risk benefits liability by $94.7 million.
The risk-free interest rate assumption impacts the discount rate used to discount future cash flows in the valuation. If the risk-free interest rate assumption were to increase by 100 basis points, our market risk benefits liability would decrease by $434.4 million. A decrease of 100 basis points in the risk-free interest rate assumption would increase our market risk benefits liability by $534.7 million.

The nonperformance risk assumption impacts the discount rate used in the discounted future cash flow valuation and includes our own credit risk based on the current market credit spreads for debt-like instruments we have issued and are available in the market. Additionally, the nonperformance risk assumption includes the counterparty credit risk used in the fair value measurement of ceded market risk benefits which is determined using the current market credit spreads based on the counterparty credit rating. If the rating used to derive the nonperformance risk assumption were to increase by one ratings notch, our ceded market risk benefits liability would increase by $26.2 million. A decrease of one ratings notch used to derive the nonperformance risk assumption would decrease our ceded market risk benefits liability by $69.8 million.
Mortality rate assumptions are set based on a combination of company and industry experience, adjusted for improvement factors. If the mortality rate assumption were to increase by 10%, our market risk benefits liability would decrease by $189.4 million. A decrease in the mortality rate assumption of 10% would increase our market risk benefits liability by $215.2 million.
Lapse rate assumptions represent the expected rate of full surrenders which are set based on product type or feature and whether a policy is subject to surrender charges. If the lapse rate assumption were to increase by 10%, our market risk benefits liability would decrease by $31.4 million. A decrease in the lapse rate assumption of 10% would increase our market risk benefits liability by $29.4 million.
Deferred Policy Acquisition Costs and Deferred Sales Inducements
Costs which are incremental and directly related to the successful production of new business are not expensed when incurred but instead are capitalized as deferred policy acquisition costs or deferred sales inducements. Deferred policy acquisition costs consist principally of commissions and certain costs of policy issuance. Deferred sales inducements consist of premium and interest bonuses credited to policyholder account balances.
For annuity products, these costs are being amortized on a constant level basis over the expected term of the underlying contracts. The inputs and best estimate assumptions used in the calculation of the amortization of deferred policy acquisition costs and deferred sales inducements include full surrenders, partial withdrawals, mortality, utilization and reset assumptions associated with lifetime income benefit riders, and the option budget assumption. If actual experience differs from expected experience, the pattern of amortization is adjusted on a prospective basis.
The most sensitive assumption used to calculate amortization of deferred policy acquisition costs and deferred sales inducements is our best estimate for future policy decrements specific to lapse rates. Any updates to assumptions are applied prospectively.
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
If interest rates were to increase 10% (40 basis points) from levels at December 31, 2023, we estimate that the fair value of our fixed maturity securities would decrease by approximately $1.1 billion. The impact on stockholders' equity of such decrease (net of income taxes) would be a decrease of $831.8 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of a credit loss) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition—Liquidity for Insurance Operations for a further discussion of the liquidity risk.
The amortized cost of fixed maturity securities that are callable at the option of the issuer, excluding securities with a make-whole provision, was $1.7 billion as of December 31, 2023. During the years ended December 31, 2023 and 2022, we received $0.2 billion and $0.9 billion, respectively, in net redemption proceeds related to the exercise of such call provisions. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. In addition, we have $5.2 billion of floating rate investments as of December 31, 2023. The majority of these investments are based on the 3 month SOFR rate and are reset quarterly. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At December 31, 2023, approximately 93% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies. At December 31, 2023, approximately 15% of our annuity liabilities were at minimum guaranteed crediting rates.
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

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Proceeds received at expiration of options related to such credits	$344,876	$312,133	$2,019,477
Annual index credits to policyholders on their anniversaries	326,471	305,292	1,977,888
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
Item 8.    Consolidated Financial Statements and Supplementary Data
The audited consolidated financial statements are included as a part of this report on Form 10-K on pages F-1 through F-69.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2023 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023 based upon criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has determined that we maintained effective internal control over financial reporting as of December 31, 2023.
The Company's independent registered public accounting firm, Ernst & Young LLP, who audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of management's internal control over financial reporting as of December 31, 2023. This report appears on page F-2 of this annual report on Form 10-K.
(c)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
On February 29, 2024, in accordance with the terms of the previously announced Merger Agreement with Brookfield Reinsurance, the Compensation and Talent Management Committee of the Board of Directors of the Company approved cash awards (each, a “Transaction Incentive”) to certain employees of the Company, including the following named executive officers, to incentive efforts to consummate the merger contemplated by the Merger Agreement (the “Merger”): (1) Axel André ($2,000,000) and (2) Jim Hamalainen ($2,000,000). Payment of a Transaction Incentive to each of Messrs. André and Hamalainen is subject to and contingent upon the occurrence of the Merger and the applicable named executive officer’s continued employment with the Company through the closing of the Merger as set forth in a Letter Agreement from the Company to the applicable named executive officer (the “Letter Agreement”).
The forgoing summary does not purport to be complete and is qualified in its entirety by reference to the complete text of the Letter Agreement, a copy of which is attached hereto Exhibit 10.49.

On February 29, 2024, in accordance with the terms of the previously announced Merger Agreement with Brookfield Reinsurance, the Company and Jeff Lorenzen entered into an agreement (the “Retention Agreement”) to provide that Mr. Lorenzen will be eligible to receive the value of his existing cash severance amount ($2,591,000) under his Change in Control Agreement with the Company as a retention award payable 50% upon the closing of the Merger and 50% upon the first anniversary of the closing of the Merger, subject in each case to continued service through the applicable date. However, if Mr. Lorenzen’s employment is terminated by AEL other than for Cause or by Mr. Lorenzen for Good Reason (each as defined in the Retention Agreement and, in the case of Good Reason, after giving effect to Mr. Lorenzen’s waiver in the Retention Agreement of any right to terminate employment for Good Reason solely in connection with the occurrence of the Merger) prior to a vesting date, any of the unvested portion of Mr. Lorenzen’s retention award will vest and be paid, subject to Mr. Lorenzen’s execution and non-revocation of a release of claims.
The forgoing summary does not purport to be complete and is qualified in its entirety by reference to the complete text of the Retention Agreement, a copy of which is attached hereto Exhibit 10.50.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
The information required by Part III is incorporated by reference from our subsequent disclosure to be filed within 120 days after December 31, 2023.
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

Exhibit No.	Description
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

10.1 *	American Equity Investment Life Holding Company 2016 Employee Incentive Plan (Incorporated by reference to the Appendix A to the Company's proxy statement on Form DEF 14A filed on April 18, 2016)
10.2 *	First Amendment to American Equity Investment Life Holding Company 2016 Employee Incentive Plan (Incorporated by reference to Exhibit 99.2 to Form S-8 filed on September 8, 2016)
10.3 *
Second Amendment to American Equity Investment Life Holding Company 2016 Employee Incentive Plan (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the period ended March 31, 2019 filed on May 8, 2019)

10.4 *	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.33 to Form 10-K for the year ended December 31, 2019 filed on February 25, 2020)
10.5 *	Offer Letter dated January 2, 2020 by and between American Equity Investment Life Holding Company and Anant Bhalla (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 9, 2020)
10.6 *
American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan (Incorporated by reference to the Appendix A to the Company's proxy statement on Form DEF 14A filed on April 24, 2020)

10.7 *
Form of Director Restricted Stock Award Agreement with Respect to Common Stock of American Equity Investment Life Holding Company (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 4, 2020)

10.8 *	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended June 30, 2020 filed on August 10, 2020)
10.9 *	Form of Performance Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended June 30, 2020 filed on August 10, 2020)
10.10 *	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended June 30, 2020 filed on August 10, 2020)
10.11
Investment Agreement, dated as of October 17, 2020, by and among American Equity Investment Life Holding Company, Brookfield Asset Management Inc. and Burgundy Acquisitions I Ltd. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 19, 2020)

10.12 *
Form of Employee Stock Option Agreement with Respect to Common Stock of American Equity Investment Life Holding Company (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 25, 2020)

10.13 *
American Equity Investment Life Holding Company Amended and Restated Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)

10.14 *
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

10.16 *	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)
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

Exhibit No.	Description
10.19
Amendment to Investment Agreement, dated June 10, 2021, by and among American Equity Investment Life Holding Company, Brookfield Asset Management, Inc., Brookfield Asset Management Reinsurance Partners Ltd. and North End Re (Cayman) SPC (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 10, 2021)

10.20 *
Offer Letter Agreement dated August 25, 2021 between American Equity Investment Life Insurance Company and Axel Andre (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended September 30, 2021 filed on November 9, 2021)

10.21 *	American Equity Transition Benefit Plan, dated as of August 6, 2021 (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended September 30, 2021 filed on November 9, 2021)
10.22 *
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

10.24 *
Form of 2022 Time-Based Employee Restricted Stock Unit Award Agreement (Two- or Three-Year Cliff) under the American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended March 31, 2022 filed on May 9, 2022)

10.25 *
Form of 2022 Time-Based Employee Restricted Stock Unit Award Agreement (Two-Year Ratable) under the American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended March 31, 2022 filed on May 9, 2022)

10.26 *
Second Amendment to the American Equity Investment Life Holding Company Amended and Restated Short-Term Incentive Plan, effective January 1, 2022 (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the period ended March 31, 2022 filed on May 9, 2022)

10.27 *	Deferred Long-Term Incentive Cash Plan, effective January 1, 2022 (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the period ended March 31, 2022 filed on May 9, 2022)
10.28 *
American Equity Life Employee Indemnification Plan, dated as of September 8, 2022 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended September 30, 2022 filed on November 8, 2022)

10.29 *
Form of 2022 Time-Based Employee Restricted Stock Unit Award Agreement (Three-Year Ratable) under the American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended September 30, 2022 filed on November 8, 2022)

10.30 *
Offer Letter effective August 2, 2022 between American Equity Investment Life Insurance Company and Nicholas Volpe (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended September 30, 2022 filed on November 8, 2022)

10.31
Credit Agreement, dated as of February 15, 2022, among American Equity Investment Life Holding Company, the lenders party thereto and Citizens Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 17, 2022)

10.32 *
Separation Agreement between American Equity Investment Life Holding Company and American Equity Investment Life Insurance Company and Phyllis Zanghi executed December 31, 2022 (Incorporated by reference to Exhibit 10.36 to Form 10-K for the period ended December 31, 2022 filed on February 28, 2023)

10.33 *
Employee Strategic Incentive Restricted Stock Unit Award Agreement between American Equity Investment Life Holding Company and Anant Bhalla, dated November 29, 2022 (Incorporated by reference to Exhibit 10.37 to Form 10-K for the period ended December 31, 2022 filed on February 28, 2023)

10.34 *
First Amendment to American Equity Transition Benefit Plan, effective October 1, 2022 (Incorporated by reference to Exhibit 10.38 to Form 10-K for the period ended December 31, 2022 filed on February 28, 2023)

10.35 *	Amendment to Phyllis Zanghi Separation Agreement dated February 24, 2023 (Incorporated by reference to Exhibit 10.2 to Form 10-Q for period ended March 31, 2023 filed on May 10, 2023)
10.36 *
Separation Agreement between American Equity Investment Life Holding Company and Phyllis Zanghi – Second Execution executed March 10, 2023 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for period ended March 31, 2023 filed on May 10, 2023)

10.37 *	American Equity Investment Life Holding Company 2023 Equity Incentive Plan (Incorporated by reference to the Appendix B to the Company’s proxy statement on Form DEF 14A filed on April 28, 2023)
10.38
Agreement and Plan of Merger, dated July 4, 2023, by and among the Company, the Parent and Merger Sub and, solely for the purposes set forth therein, BAM* (Incorporated by reference to Exhibit 2.1 to Form 8-K filed July 5, 2023) (*Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.)

10.39 *	Amended and Restated Change in Control Agreement, dated as of July 4, 2023, by and between the Company and Axel André (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 5, 2023)
10.40	Voting Agreement, dated July 4, 2023, by and among the Company, Freestone Re Ltd. and North End RE SPC (Incorporated by reference to Exhibit 10.2 to Form 8-K filed July 5, 2023)
10.41 *
Assignment, Assumption and Consent Agreement, dated as of December 21, 2023, by and among Brookfield Corporation, Brookfield Reinsurance Ltd., North End Re (Cayman) SPC, Freestone Re Ltd., BAM Re Holdings Ltd., American National Group, LLC and American Equity Investment Life Holding Company (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 21, 2023)

10.42 *	Form of 2023 Time-Based Employee Restricted Stock Unit Award Agreement (Two- or Three-Year Ratable) under the American Equity Investment Life Holding Company Amended and Restated equity Incentive Plan
10.43 *	Form of 2023-2025 Performance-Based Employee Restricted Stock Unit Award Agreement under the American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan
10.44 *	Form of 280G Mitigation and Repayment Agreement between American Equity Investment Life Holding Company and each of André, Bhalla, Etinger, Hamalainen, Lorenzen, Reilly and Volpe
10.45 *	Form of Change in Control Agreement between American Equity Investment Life Holding Company and each of Bhalla and Lorenzen
10.46 *	Form of Change in Control Agreement between American Equity Investment Life Holding Company and each of Etinger, Hamalainen, Reilly and Volpe
10.47 *	Offer Letter effective January 2, 2024 between American Equity Investment Life Insurance Company and Erik Askelsen

Exhibit No.	Description
10.48 *	Form of 2024 Time-Based Employee Restricted Stock Unit Award Agreement (Three-Year Ratable) under the American Equity Investment Life Holding Company 2023 Equity Incentive Plan
10.49 *	Form of Transaction Incentive Letter between American Equity Investment Life Holding Company and certain employees
10.50 *	Form of Retention Agreement between American Equity Investment Life Holding Company and certain employees
21.2	Subsidiaries of American Equity Investment Life Holding Company
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97 *	American Equity Investment Life Holding Company Incentive-Based Compensation Recovery Policy Effective October 2, 2023
101
The following materials from American Equity Investment Life Holding Company's Annual Report on Form 10-K for the year ended December 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Schedule I - Summary of Investments - Other Than Investments in Related Parties, (viii) Schedule II — Condensed Financial Information of Registrant, (ix) Schedule III - Supplementary Insurance Information and (x) Schedule IV — Reinsurance.

104	The cover page from American Equity Investment Life Holding Company's Annual Report on Form 10-K for the year ended December 31, 2023 formatted in iXBRL and contained in Exhibit 101.
*Denotes management contract or compensatory plan.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of February 2024.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
By:	/s/ ANANT BHALLA
Anant Bhalla, Chief Executive Officer & President
Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date

/s/ ANANT BHALLA	Chief Executive Officer, President and Director (Principal Executive Officer)	February 29, 2024
Anant Bhalla

/s/ AXEL ANDRE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2024
Axel Andre

/s/ AARON BOUSHEK	Controller (Principal Accounting Officer)	February 29, 2024
Aaron Boushek

/s/ DAVID S. MULCAHY	Non-Executive Chairman and Director	February 29, 2024
David S. Mulcahy

/s/ JOYCE A. CHAPMAN	Director	February 29, 2024
Joyce A. Chapman

/s/ BRENDA J. CUSHING	Director	February 29, 2024
Brenda J. Cushing

/s/ MICHAEL E. HAYES	Director	February 29, 2024
Michael E. Hayes

/s/ DOUGLAS T. HEALY	Director	February 29, 2024
Douglas T. Healy

/s/ ROBERT L. HOWE	Director	February 29, 2024
Robert L. Howe

/s/ WILLIAM R. KUNKEL	Director	February 29, 2024
William R. Kunkel

/s/ ALAN D. MATULA	Director	February 29, 2024
Alan D. Matula

/s/ GERARD D. NEUGENT	Director	February 29, 2024
Gerard D. Neugent

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
YEARS ENDED DECEMBER 31, 2023, 2022 and 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
American Equity Investment Life Holding Company
Opinion on Internal Control over Financial Reporting
We have audited American Equity Investment Life Holding Company and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Equity Investment Life Holding Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company, as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules I to IV, and our report dated February 29, 2024 expressed an unqualified opinion thereon.
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
February 29, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
American Equity Investment Life Holding Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Equity Investment Life Holding Company and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules I to IV (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fixed Index Annuity Embedded Derivative Liability and Market Risk Benefits

Description of the Matter
At December 31, 2023, the fair value of the Company’s fixed index annuity embedded derivative liability totaled $5.2 billion, net of coinsurance ceded. The Company’s fixed index annuity contracts contain crediting features, where amounts credited to the contract’s account value are linked to the performance of certain market indices. The index crediting feature is accounted for as an embedded derivative liability and reported at fair value as discussed in Notes 1 and 2 to the consolidated financial statements. A subset of fixed index annuity and fixed rate annuity contracts include guaranteed minimum withdrawal benefits and guaranteed minimum death benefit features that are market risk benefits (MRB) measured at fair value as discussed in Notes 1, 2, and 8 to the consolidated financial statements. The Company’s MRB assets and MRB liabilities totaled $479.7 million and $3,146.6 million, respectively, as of December 31, 2023.
Auditing the valuation of the Company’s fixed index annuity embedded derivative and MRBs was complex because of the highly judgmental nature of the determination of the assumptions required to determine the fair value of the embedded derivative and MRBs. In particular, the fair value was sensitive to the significant assumptions including the expected cost of annual call options, nonperformance risk, and those used to determine future policy growth including lapse, lifetime income benefit rider (LIBR) reset, and LIBR utilization. Mortality and partial withdrawal are additional significant assumptions used in the valuation of the MRBs.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over management’s process for the development of the significant assumptions used in measuring the fair value of the embedded derivative for fixed index annuities and MRBs. These controls included, among others, the review and approval process management has in place for the development of the significant assumptions.
To evaluate the judgment used by management in determining the assumptions used in measuring the fair value of the fixed index annuity embedded derivative and MRBs, among other procedures, we involved actuarial specialists and evaluated the methodology applied by management in determining the fair value with those used in the prior period and in the industry. To evaluate the significant assumptions used by management in the methodology applied, we compared as applicable the significant assumptions noted above to historical experience, observable market data, and management’s estimates of prospective changes in these assumptions. We also performed an independent recalculation of the embedded derivative and MRB for a sample of policies for comparison with the actuarial models used by management.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
Des Moines, Iowa
February 29, 2024

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31,
	2023	2022 (a)
Assets
Investments:
Fixed maturity securities, available for sale, at fair value (amortized cost of $38,537,462 as of 2023 and $44,866,019 as of 2022; allowance for credit losses of $4,030 as of 2023 and $3,347 as of 2021)	$34,780,482	$39,804,617
Mortgage loans on real estate (net of allowance for credit losses of $38,135 as of 2023 and $36,972 as of 2022)	7,537,594	6,949,027
Real estate investments (2023 and 2022 include $1,327,704 and $1,056,063 related to consolidated variable interest entities)	1,334,247	1,056,063
Limited partnerships and limited liability companies (2023 and 2022 include $506,685 and $684,834 related to consolidated variable interest entities)	1,089,591	1,266,779
Derivative instruments	1,207,288	431,727
Other investments	2,277,822	1,817,085
Total investments	48,227,024	51,325,298

Cash and cash equivalents (2023 and 2022 include $35,745 and $27,235 related to consolidated variable interest entities)	9,772,586	1,919,669
Coinsurance deposits (net of allowance for credit losses of $1,149 as of 2023 and $8,737 as of 2022)	14,582,728	13,254,956
Market risk benefits	479,694	229,871
Accrued investment income (2023 and 2022 include $2,862 and $3,444 related to consolidated variable interest entities)	459,332	497,851
Deferred policy acquisition costs	3,070,280	2,773,643
Deferred sales inducements	2,367,224	2,045,683
Deferred income taxes	152,652	438,434
Income taxes recoverable	37,854	55,498
Other assets (2023 and 2022 include $18,681 and $10,690 related to consolidated variable interest entities)	768,928	642,696
Total assets	$79,918,302	$73,183,599

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31,
	2023	2022 (a)
Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$60,901,641	$58,781,836
Market risk benefits	3,146,554	2,455,492
Other policy funds and contract claims	188,856	512,790
Notes and loan payable	785,443	792,073
Subordinated debentures	79,107	78,753
Funds withheld for reinsurance liabilities	8,596,373	6,577,426
Other liabilities (2023 and 2022 include $93,520 and $78,644 related to consolidated variable interest entities)	3,172,554	1,614,479
Total liabilities	76,870,528	70,812,849

Stockholders' equity:
Preferred stock, Series A; par value $1 per share; $400,000 aggregate liquidation preference; 20,000 shares authorized; issued and outstanding: 2023 and 2022 - 16,000 shares	16	16
Preferred stock, Series B; par value $1 per share; $300,000 aggregate liquidation preference; 12,000 shares authorized; issued and outstanding: 2023 and 2022 - 12,000 shares	12	12
Common stock; par value $1 per share; 200,000,000 shares authorized; issued and outstanding: 2023 - 79,337,818 shares (excluding 30,765,023 treasury shares); 2022 - 84,810,255 shares (excluding 24,590,353 treasury shares)	79,338	84,810
Additional paid-in capital	1,071,103	1,325,316
Accumulated other comprehensive loss	(2,979,657)	(3,746,230)
Retained earnings	4,852,448	4,685,593
Total stockholders' equity attributable to American Equity Investment Life Holding Company	3,023,260	2,349,517
Noncontrolling interests	24,514	21,233
Total stockholders' equity	3,047,774	2,370,750
Total liabilities and stockholders' equity	$79,918,302	$73,183,599
(a)Certain prior period amounts have been recast. See Note 1 - Significant Accounting Policies for more information.
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2023	2022 (a)	2021 (a)
Revenues:
Premiums and other considerations	$11,967	$19,739	$58,202
Annuity product charges	315,496	230,354	242,631
Net investment income	2,272,798	2,307,463	2,037,475
Change in fair value of derivatives	259,046	(1,138,128)	1,348,735
Net realized losses on investments	(99,203)	(47,848)	(13,242)
Other revenue	75,866	42,245	16,160
Total revenues	2,835,970	1,413,825	3,689,961

Benefits and expenses:
Insurance policy benefits and change in future policy benefits (remeasurement gains (losses) of future policy benefit reserves of $(2,013), $(1,959), and $(1,907) for years ended 2023, 2022, 2021, respectively)	17,687	33,220	73,896
Interest sensitive and index product benefits	567,423	554,871	2,231,567
Market risk benefits (gains) losses	(14,546)	3,684	268,973
Amortization of deferred sales inducements	192,252	181,970	191,884
Change in fair value of embedded derivatives	1,143,576	(2,352,598)	(358,302)
Interest expense on notes and loan payable	45,890	32,098	25,581
Interest expense on subordinated debentures	5,355	5,331	5,324
Amortization of deferred policy acquisition costs	279,700	284,011	306,370
Other operating costs and expenses	301,581	239,526	241,882
Total benefits and expenses	2,538,918	(1,017,887)	2,987,175
Income before income taxes	297,052	2,431,712	702,786
Income tax expense	85,133	511,135	149,763
Net income	211,919	1,920,577	553,023
Less: Net income available to noncontrolling interests	1,389	358	—
Net income available to American Equity Investment Life Holding Company stockholders	210,530	1,920,219	553,023
Less: Preferred stock dividends	43,675	43,675	43,675
Net income available to American Equity Investment Life Holding Company common stockholders	$166,855	$1,876,544	$509,348

Earnings per common share	$2.10	$20.72	$5.43
Earnings per common share - assuming dilution	$2.06	$20.50	$5.39

Weighted average common shares outstanding (in thousands):
Earnings per common share	79,476	90,558	93,860
Earnings per common share - assuming dilution	80,952	91,538	94,491
(a)Certain prior period amounts have been recast. See Note 1 - Significant Accounting Policies for more information.
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2023	2022 (a)	2021 (a)
Net income	$211,919	$1,920,577	$553,023
Other comprehensive income (loss):
Change in net unrealized investment gains/losses	1,351,311	(9,361,135)	(978,461)
Change in current discount rate for liability for future policy benefits	(9,269)	73,091	19,065
Changes in instrument-specific credit risk for market risk benefits	(330,250)	519,525	(18,514)
Reclassification of unrealized investment gains/losses to net income	(41,578)	(13,893)	(8,973)
Other comprehensive income (loss) before income tax	970,214	(8,782,412)	(986,883)
Income tax effect related to other comprehensive income (loss)	(203,641)	1,843,635	207,353
Other comprehensive income (loss)	766,573	(6,938,777)	(779,530)
Comprehensive income (loss)	$978,492	$(5,018,200)	$(226,507)
(a)Certain prior period amounts have been recast. See Note 1 - Significant Accounting Policies for more information.
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2020 (a)	$28	$95,721	$1,681,127	$2,203,557	$2,368,555	$—	$6,348,988
Cumulative effect of change in accounting principle	—	—	—	1,768,520	(7,199)	—	1,761,321
Net income for the year	—	—	—	—	553,023	—	553,023
Other comprehensive loss	—	—	—	(779,530)	—	—	(779,530)
Share-based compensation	—	—	24,601	—	—	—	24,601
Issuance of common stock	—	460	4,394	—	—	—	4,854
Treasury stock acquired, common	—	(3,667)	(95,748)	—	—	—	(99,415)
Dividends on preferred stock	—	—	—	—	(43,675)	—	(43,675)
Dividends on common stock ($0.34 per share)	—	—	—	—	(31,450)	—	(31,450)
Balance at December 31, 2021 (a)	28	92,514	1,614,374	3,192,547	2,839,254	—	7,738,717
Net income for the year	—	—	—	—	1,920,219	358	1,920,577
Other comprehensive loss	—	—	—	(6,938,777)	—	—	(6,938,777)
Share-based compensation	—	—	15,827	—	—	—	15,827
Issuance of common stock	—	7,112	246,866	—	—	—	253,978
Treasury stock acquired, common	—	(14,816)	(551,751)	—	—	—	(566,567)
Dividends on preferred stock	—	—	—	—	(43,675)	—	(43,675)
Dividends on common stock ($0.36 per share)	—	—	—	—	(30,205)	—	(30,205)
Contributions from noncontrolling interests	—	—	—	—	—	20,875	20,875
Balance at December 31, 2022 (a)	28	84,810	1,325,316	(3,746,230)	4,685,593	21,233	2,370,750
Net income for the year	—	—	—	—	210,530	1,389	211,919
Other comprehensive income	—	—	—	766,573	—	—	766,573
Share-based compensation	—	—	29,296	—	—	—	29,296
Issuance of common stock	—	1,796	18,624	—	—	—	20,420
Treasury stock acquired, common	—	(7,268)	(302,133)	—	—	—	(309,401)
Dividends on preferred stock	—	—	—	—	(43,675)	—	(43,675)
Contributions from noncontrolling interests	—	—	—	—	—	1,892	1,892
Balance at December 31, 2023	$28	$79,338	$1,071,103	$(2,979,657)	$4,852,448	$24,514	$3,047,774
(a)Certain prior period amounts have been recast. See Note 1 - Significant Accounting Policies for more information.
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2023	2022 (a)	2021 (a)
Operating activities
Net income	$211,919	$1,920,577	$553,023
Adjustments to reconcile net income to net cash provided by operating activities:
Interest sensitive and index product benefits	567,423	554,871	2,231,567
Amortization of deferred sales inducements	192,252	181,970	191,884
Annuity product charges	(315,496)	(230,354)	(242,631)
Change in fair value of embedded derivatives	1,143,576	(2,352,598)	(358,302)
Change in traditional life and accident and health insurance reserves	(10,206)	(83,456)	83,734
Policy acquisition costs deferred	(576,337)	(199,075)	(309,683)
Amortization of deferred policy acquisition costs	279,700	284,011	306,370
Provision for depreciation and other amortization	8,653	14,185	5,527
Amortization of discounts and premiums on investments	3,473	2,640	19,861
Realized gains/losses on investments	135,203	47,848	13,242
Change in fair value of derivatives	(259,046)	1,138,127	(1,348,704)
Distributions from equity method investments	148,388	4,090	12,409
Deferred income taxes	68,135	490,926	149,431
Share-based compensation	29,296	15,827	24,601
Change in accrued investment income	38,519	(52,754)	(47,015)
Change in income taxes recoverable/payable	31,651	111,088	(165,724)
Change in other assets	(154,726)	2,852	(5,085)
Change in other policy funds and contract claims	(329,126)	279,936	(19,809)
Change in market risk benefits, net	(16,867)	(22,915)	208,257
Change in collateral held for derivatives	786,836	(851,971)	17,423
Change in funds withheld from reinsurers	1,833,859	931,600	3,124,740
Change in other liabilities	132,743	9,033	(224,171)
Other	(10,013)	(152,639)	12,219
Net cash provided by operating activities	3,939,809	2,043,819	4,233,164

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities, available for sale	11,399,711	9,691,210	4,490,736
Mortgage loans on real estate	1,534,845	1,916,328	862,666
Real estate investments sold	4,973	—	—
Derivative instruments	491,475	584,055	2,260,959
Other investments	2,465,942	739,027	368,837
Acquisitions of investments:
Fixed maturity securities, available for sale	(4,753,743)	(8,894,629)	(9,206,733)
Mortgage loans on real estate	(2,233,026)	(3,092,385)	(2,386,712)
Real estate investments acquired	(317,570)	(724,484)	(335,767)
Derivative instruments	(950,811)	(790,229)	(748,061)
Other investments	(3,097,084)	(1,842,843)	(1,512,123)
Purchases of property, furniture and equipment	(50,084)	(40,961)	(18,109)
Net cash provided by (used in) investing activities	4,494,628	(2,454,911)	(6,224,307)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2023	2022 (a)	2021 (a)
Financing activities
Receipts credited to annuity policyholder account balances	$7,605,306	$3,316,221	$5,910,024
Coinsurance deposits	(448,828)	(186,637)	(3,187,332)
Return of annuity policyholder account balances	(7,573,944)	(5,257,487)	(5,145,193)
Repayment of loan payable	(7,500)	(3,750)	—
Proceeds from issuance of loan payable	—	300,000	—
Proceeds from issuance of common stock, net	20,420	253,978	4,854
Acquisition of treasury stock	(309,401)	(566,567)	(99,415)
Change in checks in excess of cash balance	176,102	39,901	(3,210)
Dividends paid on common stock	—	(30,205)	(31,450)
Dividends paid on preferred stock	(43,675)	(43,675)	(43,675)
Net cash used in financing activities	(581,520)	(2,178,221)	(2,595,397)
Increase (decrease) in cash and cash equivalents	7,852,917	(2,589,313)	(4,586,540)
Cash and cash equivalents at beginning of year	1,919,669	4,508,982	9,095,522
Cash and cash equivalents at end of year	$9,772,586	$1,919,669	$4,508,982

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest expense	$50,020	$36,289	$30,000
Income taxes	7,002	4,873	165,537
Income tax refunds received	20,052	98,644	—
Non-cash operating activity:
Deferral of sales inducements	513,793	107,691	95,161
(a)Certain prior period amounts have been recast. See Note 1 - Significant Accounting Policies for more information.
See accompanying notes to consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  Significant Accounting Policies
Nature of Operations
American Equity Investment Life Holding Company ("we", "us", "our" or "parent company"), through its wholly-owned subsidiaries, American Equity Investment Life Insurance Company ("American Equity Life"), American Equity Investment Life Insurance Company of New York ("American Equity Life of New York"), Eagle Life Insurance Company ("Eagle Life") and Entrada Life Insurance Company ("Entrada"), is licensed to sell insurance products in 50 states and the District of Columbia at December 31, 2023. We operate solely in the insurance business.
We market fixed index and fixed rate annuities. Annuity deposits (net of coinsurance) collected in 2023, 2022 and 2021, by product type were as follows:

	Year Ended December 31,
Product Type	2023	2022	2021
	(Dollars in thousands)
Fixed index annuities	$5,041,981	$2,202,688	$3,026,211
Annual reset fixed rate annuities	4,898	5,535	6,000
Multi-year fixed rate annuities	176,415	139,092	2,452,994
Single premium immediate annuities (SPIA)	1,224	18,935	59,816
	$5,224,518	$2,366,250	$5,545,021
Agents contracted with us through four national marketing organizations accounted for more than 10% of annuity deposits we collected during 2023 representing 16%, 13%, 12%, and 11% individually, of the annuity deposits collected. Agents contracted with us through four national marketing organization accounted for more than 10% of annuity deposits we collected during 2022 representing 22%, 16%, 10%, and 10% individually, of the annuity deposits collected. Agents contracted with us through two national marketing organization accounted for more than 10% of annuity deposits we collected during 2021 representing 14% and 11%, individually, of the annuity deposits collected.
Consolidation and Basis of Presentation
The consolidated financial statements include our accounts and our wholly-owned subsidiaries: American Equity Life, American Equity Life of New York, Eagle Life, Entrada Life Insurance Company, AERL, L.C., AE Capital, LLC., American Equity Investment Properties, L.C., High Trestle Investment Management, LLC., AEL RE Vermont, Inc., AEL Re Vermont II, Inc., AEL Re Bermuda, Ltd, NC Securities Holdco, LLC, AEL Financial Services, LLC, and North Wolf Bay Holdings, LLC. All significant intercompany accounts and transactions have been eliminated.
In addition, our consolidated financial statements include variable interest entities ("VIE"s) in which we are the primary beneficiary. We have relationships with various special purpose entities and other legal entities that must be evaluated to determine if the entities meet the criteria of a VIE. This assessment is performed by reviewing contractual, ownership and other rights and requires use of judgment. First, we determine if we hold a variable interest in an entity by assessing if we have the right to receive expected losses and expected residual returns of the entity. If we hold a variable interest, then the entity is assessed to determine if it is a VIE. An entity is a VIE if the equity at risk is not sufficient to support its activities, if the equity holders lack a controlling financial interest or if the entity is structured with non-substantive voting rights. In addition to the previous criteria, if the entity is a limited partnership or similar entity, it is a VIE if the limited partners do not have the power to direct the entity’s most significant activities through substantive kick-out rights or participating rights. A VIE is evaluated to determine the primary beneficiary. The primary beneficiary of a VIE is the enterprise with (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. When we are the primary beneficiary, we are required to consolidate the entity in our financial statements. We reassess our involvement with VIEs on a quarterly basis. For further information about VIEs, refer to Note 5 - Variable Interest Entities.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimates and Assumptions
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are utilized in the calculation of deferred policy acquisition costs, deferred sales inducements, policy benefit reserves, including the fair value of embedded derivatives in fixed index annuity contracts, market risk benefits, valuation of derivatives, valuation of investments, valuation of real estate, allowances for credit losses on available for sale fixed maturity securities, allowances for loan losses on mortgage loans and valuation allowances on deferred tax assets. A description of each critical estimate is incorporated within the discussion of the related accounting policies which follow. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized.
Investments
Fixed maturity securities (bonds maturing more than one year after issuance) that may be sold prior to maturity are classified as available for sale. Available for sale securities are reported at fair value and unrealized gains and losses, if any, on these securities are included directly in a separate component of stockholders' equity, net of income taxes. Fair values, as reported herein, of fixed maturity securities are based on quoted market prices in active markets when available, or for those fixed maturity securities not actively traded, yield data and other factors relating to instruments or securities with similar characteristics are used. See Note 2 - Fair Values of Financial Instruments for more information on the determination of fair value. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on residential and commercial mortgage backed securities incorporate prepayment assumptions to estimate the securities' expected lives. Interest income is recognized as earned.
Available for sale fixed maturity securities are subject to an allowance for credit loss and changes in the allowance are reported in net income as a component of net realized losses on investments. See Note 3 - Investments for further discussion of the allowance for credit losses on available for sale fixed maturity securities.
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
We hold residential real estate investments through consolidation of an investment company VIE. As this is an investment company VIE, the residential real estate investments are reported at fair value and the change in fair value on these investments is reported in net income as a component of net investment income. Fair values of residential real estate investments are initially based on the cost to purchase the properties and subsequently determined using broker price opinions for the year ended December 31, 2023 and discounted cash flows for the years ended December 31, 2022 and 2021. See Note 2 - Fair Values of Financial Instruments for more information on the determination of fair value. The residential real estate investments are leased to renters through operating lease arrangements. Rental income is recognized on a straight-line basis over the term of the respective leases.
Beginning in 2022, we held a commercial real estate investment in the ultra-luxury hospitality sector through consolidation of a VIE that is not an investment company. The commercial real estate investment is held at depreciated cost and was initially held at the cost to purchase the property. The property is depreciated on a straight-line basis over its estimated useful life.
Other real estate properties acquired when ownership is taken to satisfy a loan is initially recorded at the lower of the loan's carrying value or the property's fair value less estimated costs to sell. These properties are held with the intent to sell and therefore we do not recognize depreciation expense.
Our limited partnerships and limited liability companies are accounted for either using the equity method of accounting, NAV as a practical expedient, or fair value. For our equity method investments, we record our share of earnings and losses of the limited partnership or limited liability company as a component of net investment income. Our consolidated limited partnerships are measured using NAV as a practical expedient, as the investments do not have a readily determinable fair value and the investments are in an investment company within scope of Topic 946. Our consolidated real estate limited liability companies and consolidated infrastructure limited liability company are fair valued on a recurring basis using the methods described in Note 2 - Fair Values of Financial Instruments. For all of our limited partnerships and limited liability company investments, recognition of income is reported on a quarter lag due to the availability of the related financial statements of the limited partnerships and limited liability companies.
Other invested assets include company owned life insurance, equity securities, collateral loans and short-term debt securities and loans with maturities of greater than three months but less than twelve months when purchased. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the end of the reporting period, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Dividends are recognized when declared.
Realized gains and losses on sales of investments are determined on the basis of specific identification based on the trade date.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Federal Home Loan Bank
During the first quarter of 2022, American Equity Life became a member of the Federal Home Loan Bank (“FHLB”) which provides access to collateralized borrowings and other FHLB products. We may also issue funding agreements to the FHLB. Both the collateralized borrowings and funding agreements require us to pledge qualified assets as collateral. Obligations arising from funding agreements are used in investment spread activities and reported in Other policy funds and contract claims on the Consolidated Balance Sheets. See Note 15 - Commitments and Contingencies for more information on the funding agreements issued. Entering into FHLB membership, borrowings and funding agreements requires the ownership of FHLB stock and the pledge of assets as collateral. See Note 2 - Fair Values of Financial Instruments and Note 15 - Commitments and Contingencies for more information on the common stock purchased and assets pledged as collateral.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Policy Benefit Reserves
Policy benefit reserves for fixed index annuities with returns linked to the performance of a specified market index are equal to the sum of the fair value of the embedded derivatives and the host (or guaranteed) component of the contracts. The host value is established at inception of the contract and accreted over the policy's life at a constant rate of interest. Future policy benefit reserves for fixed index annuities earning a fixed rate of interest and other deferred annuity products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. For the years ended December 31, 2023, 2022 and 2021, interest crediting rates for these products ranged from 1.45% to 5.65%.
A liability for future policy benefits is recorded for our traditional limited-payment insurance contracts and is generally equal to the present value of expected future policy benefit payments. The present value calculation uses assumptions for mortality, morbidity, termination, and expense. The contracts are grouped into cohorts based on issue year and product type.
The liability for future policy benefits is discounted using an upper-medium grade fixed-income instrument yield that reflects the duration characteristics of the liabilities and maximizes the use of observable data. The discount rate is updated each reporting period and any changes in the liability resulting from changes in the upper-medium grade fixed income instrument yield are recognized in AOCI. Any changes to the liability as a result of assumption changes will be recognized as remeasurement gains (losses) in insurance policy benefits and change in future policy benefits in the Consolidated Statement of Operations. See Note 8 - Policyholder Liabilities for more information on the liability for future policy benefits.
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
All insurance-related revenues, including the change in the fair value of derivatives for call options related to the business ceded under coinsurance agreements (see Note 9 - Reinsurance and Policy Provisions), benefits, losses and expenses are reported net of reinsurance ceded. Revenue and fees associated with reinsurance agreements (see Note 9 - Reinsurance and Policy Provisions) are recognized in Other revenue when earned over the life of the reinsured policies or when service is performed.

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
Certain amounts in the 2022 and 2021 consolidated financial statements and related footnotes thereto have been recast, to the extent impacted by ASU 2018-12, to conform to the new guidance.
Agreement and Plan of Merger
On July 4, 2023, American Equity Investment Life Holding Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Brookfield Reinsurance Ltd (“Brookfield Reinsurance”), Arches Merger Sub, Inc. (“Merger Sub”) a wholly owned subsidiary of Brookfield Reinsurance, and solely for the purposes set forth in the Merger Agreement, Brookfield Asset Management Ltd. (“BAM”). The Merger Agreement provides that each issued and outstanding share of AEL common stock (other than certain excluded common shares) will be converted into the right to receive $38.85 per share in cash and a number of fully-paid and nonassessable share of class A limited voting shares of Brookfield Asset Management Ltd equal to the Exchange Ratio as defined in the Merger Agreement. The Exchange Ratio is subject to adjustment based on the 10-day volume-weighted average share price of BAM Class A Stock such that the total value of the aggregate consideration delivered for each share of AEL common stock will be between $54.00 and $56.50 per share. The Merger Agreement does not provide for the payment of any consideration with respect to the issued and outstanding shares of AEL Series A and Series B preferred stock. These shares of preferred stock will be unaffected by the merger and will remain outstanding following the closing of the transactions contemplated by the Merger Agreement.
The closing of the transactions contemplated by the Merger Agreement remains subject to the satisfaction of certain customary closing conditions, including among others (i) the receipt of required regulatory approvals from certain insurance regulators, (ii) approvals from the New York Stock Exchange and Toronto Stock Exchange for listing of the BAM Class A Stock to be issued as stock consideration in the Merger, (iii) the absence of any injunction or restraint otherwise preventing consummation of the merger, (iv) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) and (v) the absence of the imposition of a Burdensome Condition (as defined in the Merger Agreement) by any regulator as part of the regulatory approval process. The Merger Agreement contains customary Company representations and warranties and provides for customary pre-closing covenants, including covenants relating to the conduct of business by the Company in the ordinary course that also place certain restrictions on the Company’s business activities prior to the completion of the merger.
The Merger Agreement provides termination rights for each of the Company and Brookfield Reinsurance Ltd., including, among others, in the event the closing of the merger does not occur on or before April 4, 2024, subject to extension in specified circumstances where all conditions to the merger are satisfied or validly waived other than with respect to conditions relating to regulatory approvals. A special meeting of shareholders of American Equity Investment Life Holding Company was held on November 10, 2023 in order to vote upon the approval of the Merger Agreement. The Merger Agreement was approved, having received "For" votes from a majority of the votes cast by shareholders who were present and voting together as a single class at the special meeting.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	December 31,
	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities, available for sale	$34,780,482	$34,780,482	$39,804,617	$39,804,617
Mortgage loans on real estate	7,537,594	7,047,993	6,949,027	6,502,463
Real estate investments	1,334,247	1,336,247	1,056,063	1,056,063
Limited partnerships and limited liability companies	506,685	506,685	684,835	684,835
Derivative instruments	1,207,288	1,207,288	431,727	431,727
Other investments	2,277,822	2,277,822	1,817,085	1,817,085
Cash and cash equivalents	9,772,586	9,772,586	1,919,669	1,919,669
Coinsurance deposits	14,582,728	13,570,942	13,254,956	12,640,797
Market risk benefits	479,694	479,694	229,871	229,871

Liabilities
Policy benefit reserves	60,549,922	56,366,631	58,419,911	55,572,896
Market risk benefits	3,146,554	3,146,554	2,455,492	2,455,492
Single premium immediate annuity (SPIA) benefit reserves	188,301	196,720	212,119	221,130
Other policy funds - FHLB	—	—	300,000	300,000
Notes and loan payable	785,443	770,570	792,073	774,220
Subordinated debentures	79,107	86,254	78,753	87,293
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2023 and 2022 are presented below based on the fair value hierarchy levels:

	Total Fair Value	NAV	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2023
Assets
Fixed maturity securities, available for sale:
U.S. Government and agencies	$171,141	$—	$27,593	$143,548	$—
States, municipalities and territories	3,098,940	—	—	2,876,723	222,217
Foreign corporate securities and foreign governments	493,739	—	—	493,739	—
Corporate securities	20,603,416	—	—	20,347,979	255,437
Residential mortgage backed securities	1,402,501	—	—	1,402,501	—
Commercial mortgage backed securities	2,952,547	—	—	2,952,547	—
Other asset backed securities	6,058,198	—	—	4,467,224	1,590,974
Other investments	1,795,511	—	875,596	919,915	—
Real estate investments	1,217,271	—	—	—	1,217,271
Limited partnerships and limited liability companies	506,685	353,554	—	—	153,131
Derivative instruments	1,207,288	—	—	1,207,288	—
Cash and cash equivalents	9,772,586	—	9,772,586	—	—
Market risk benefits (a)	479,694	—	—	—	479,694
	$49,759,517	$353,554	$10,675,775	$34,811,464	$3,918,724
Liabilities
Funds withheld liability - embedded derivative	$(256,776)	$—	$—	$—	$(256,776)
Fixed index annuities - embedded derivatives	5,181,894	—	—	—	5,181,894
Market risk benefits (a)	3,146,554	—	—	—	3,146,554
	$8,071,672	$—	$—	$—	$8,071,672

December 31, 2022
Assets
Fixed maturity securities, available for sale:
U.S. Government and agencies	$169,071	$—	$26,184	$142,887	$—
States, municipalities and territories	3,822,982	—	—	3,822,982	—
Foreign corporate securities and foreign governments	676,852	—	—	676,852	—
Corporate securities	24,161,921	—	—	23,759,573	402,348
Residential mortgage backed securities	1,377,611	—	—	1,377,611	—
Commercial mortgage backed securities	3,687,478	—	—	3,687,478	—
Other asset backed securities	5,908,702	—	—	5,465,784	442,918
Other investments	1,013,297	—	398,280	615,017	—
Real estate investments	940,559	—	—	—	940,559
Limited partnerships and limited liability companies	684,835	620,626	—	—	64,209
Derivative instruments	431,727	—	—	431,727	—
Cash and cash equivalents	1,919,669	—	1,919,669	—	—
Market risk benefits (a)	229,871	—	—	—	229,871
	$45,024,575	$620,626	$2,344,133	$39,979,911	$2,079,905
Liabilities
Funds withheld liability - embedded derivative	$(441,864)	$—	$—	$—	$(441,864)
Fixed index annuities - embedded derivatives	4,820,845	—	—	—	4,820,845
Market risk benefits (a)	2,455,492	—	—	—	2,455,492
	$6,834,473	$—	$—	$—	$6,834,473
(a)See Note 8 - Policyholder Liabilities for additional information related to market risk benefits, including the balances of and changes in market risk benefits as well as significant inputs and assumptions used in the fair value measurements of market risk benefits.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Fixed maturity securities, available for sale - States, municipalities and territories
Beginning balance	$—	$—
Purchases and sales, net	—	—
Transfers in	203,757	—
Transfers out	(2,001)	—
Total realized/unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income (loss)	20,461	—
Ending balance	$222,217	$—

Fixed maturity securities, available for sale - Corporate securities
Beginning balance	$402,348	$—
Purchases and sales, net	(45,187)	2,233
Transfers in	82,866	391,702
Transfers out	(172,174)	—
Total realized/unrealized gains (losses):
Included in net income	—	—
Included in other comprehensive income (loss)	(12,416)	8,413
Ending balance	$255,437	$402,348

Fixed maturity securities, available for sale - Other asset backed securities
Beginning balance	$442,918	$—
Purchases and sales, net	1,071,824	296,800
Transfers in	160,160	153,669
Transfers out	(20,817)	—
Total realized/unrealized gains (losses):
Included in net income	—	—
Included in other comprehensive income (loss)	(63,111)	(7,551)
Ending balance	$1,590,974	$442,918

Other investments
Beginning balance	$—	$6,349
Transfers in	9,821	—
Transfers out	(23,244)	(3,867)
Total realized/unrealized gains (losses):
Included in net income	—	(2,482)
Included in other comprehensive income (loss)	13,423	—
Ending balance	$—	$—

Real estate investments
Beginning balance	$940,559	$337,939
Purchases and sales, net	313,235	602,298
Change in fair value	(36,523)	322
Ending balance	$1,217,271	$940,559

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Limited partnerships and limited liability companies
Beginning balance	$64,209	$—
Purchases and sales, net	99,963	57,574
Change in fair value	(11,041)	6,635
Ending balance	$153,131	$64,209

Funds withheld liability - embedded derivative
Beginning balance	$(441,864)	$—
Transfers in	—	(441,864)
Change in fair value	185,088	—
Ending balance	$(256,776)	$(441,864)

Fixed index annuities - embedded derivatives
Beginning balance	$4,820,845	$7,964,961
Premiums less benefits	(177,559)	(125,940)
Change in fair value, net	538,608	(2,561,676)
Reserve release related to in-force ceded reinsurance	—	(456,500)
Ending balance	$5,181,894	$4,820,845
Transfers into and out of Level 3 during the years ended December 31, 2023 and 2022 were primarily the result of changes in observable pricing information.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Quantitative Information about Level 3 Fair Value Measurements
The following table provides quantitative information about the significant unobservable inputs used for recurring fair value measurements categorized within Level 3, excluding investments where third party valuation inputs were not reasonably available. The market risk benefits are also excluded from the table. See Note 8 - Policyholder Liabilities for information on the unobservable inputs used in the fair value measurements of market risk benefits. See discussion of the valuation technique and significant unobservable inputs used for the embedded derivative component of our fixed index annuities in the Fixed index annuities-embedded derivatives paragraph below.

	December 31, 2023
	Assets / (Liabilities) Measured at Fair Value	Valuation Techniques(s)	Unobservable Input Description	Input / Range of Inputs		Weighted Average
Assets:	(in thousands)
Fixed maturity securities:
Corporate securities	$83,666	Discounted cash flow	Liquidity premium	20 basis points

Other asset backed securities	591,992	Discounted cash flow	Discount rate	5.26%	25.00%	6.92%
			Weighted average lives	1.14 years	12.09 years	5.69 years

Real estate investments	1,217,271	Broker price opinion (a)

Limited partnerships and limited	46,705	Discounted cash flow	Residual capitalization rate	5.25%	5.25%	5.25%
liability companies - real estate			Discount rate	6.50%	6.75%	6.61%

Limited partnerships and limited	106,426	Discounted cash flow	Discount rate	11.00%	11.00%	11.00%
liability companies - infrastructure

	December 31, 2022
	Assets / (Liabilities) Measured at Fair Value	Valuation Techniques(s)	Unobservable Input Description	Input / Range of Inputs		Weighted Average
Assets:	(in thousands)
Fixed maturity securities:
Corporate securities	$84,674	Discounted cash flow	Liquidity premium	20 basis points

Other asset backed securities	296,800	Discounted cash flow	Discount rate	4.04%	28.58%	4.36%
			Weighted average lives	8.79 years	12.48 years	9.29 years

Real estate investments	940,559	Discounted cash flow	Residual capitalization rate	4.75%	6.50%	5.44%
			Discount rate	6.00%	8.00%	6.91%

Limited partnerships and limited	64,209	Discounted cash flow	Residual capitalization rate	4.25%	4.75%	4.46%
liability companies - real estate			Discount rate	5.75%	6.00%	5.86%
(a)At December 31, 2023, we updated our valuation technique for real estate investments. See description of valuation technique, inputs and reason for update in the Real estate investments paragraph below.

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparison of the prices to a secondary pricing source, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of December 31, 2023 and 2022.
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
Real estate investments
The fair values of residential real estate investments held through consolidation of investment company VIEs are initially recorded based on the cost to purchase the properties and subsequently recorded at fair value on a recurring basis and falls within Level 3 of the fair value hierarchy.
At December 31, 2023, the fair value of the residential real estate properties was determined using broker price opinions (BPOs). A BPO is an appraisal methodology commonly used in the industry to estimate net proceeds from the sale of a home. The significant inputs into the valuation include market comparable home sales, age and size of the home, location and property conditions. We moved from a discounted cash flow methodology to a BPO appraisal methodology during 2023 to better align property values with current market conditions.
At December 31, 2022, the fair value of the residential real estate properties was determined using a discounted cash flow method. Under the discounted cash flow method, net operating income is forecasted assuming a 10-year hold period commencing as of the valuation date. An additional year is forecasted in order to determine the residual sale price at the end of the hold period, using a residual (terminal) capitalization rate.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During 2023, we purchased an investment in an infrastructure limited liability company through a consolidated VIE that is measured at fair value on a recurring basis. We initially recorded the investment at the cost to purchase the investment and subsequently recorded based on a discounted cash flow methodology.
At December 31, 2023, we held one consolidated limited partnership fund, which is measured using NAV as a practical expedient. This investment is a closed-end fund that invests in infrastructure credit assets. Redemptions are not allowed until the funds’ termination date and liquidations begin. At December 31, 2022, we held two consolidated limited partnership funds measured using NAV as a practical expedient, that were both closed-end funds that did not allow redemptions until termination date. During 2023, one of the consolidated limited partnership funds went through a restructure, resulting in the termination and liquidation of the fund. As of December 31, 2023 and December 31, 2022, our unfunded commitments for our consolidated limited partnership funds were $180.9 million and $926.3 million, respectively.
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
The following table presents financial instruments included in Other investments which are not measured at fair value on a recurring basis and fall within Level 2 of the fair value hierarchy.

	December 31,
	2023	2022
	(Dollars in thousands)
FHLB common stock (1)	$10,000	$22,000
Short-term loans (2)	—	316,417
Collateral loans (3)	64,594	64,594
Company owned life insurance ("COLI") (4)	404,598	397,683
(1)FHLB common stock is carried at cost which approximates fair value.
(2)Due to the short-term nature of the investments, the fair value of a portion of our short-term loans approximates the carrying value.
(3)For certain of our collateral loans, we have concluded the carrying value approximates fair value.
(4)The fair value of our COLI approximates the cash surrender value of the policies.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse rates. As of December 31, 2023 and 2022, we utilized an estimate of 2.35% and 2.40%, respectively, for the long-term expected cost of annual call options, which is based on estimated long-term account value growth and a historical review of our actual option costs.

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

	Average Lapse Rates
Contract Duration (Years)	December 31, 2023	December 31, 2022
1 - 5	1.96%	2.17%
6 - 10	3.71%	3.28%
11 - 15	3.71%	3.63%
16 - 20	8.97%	8.55%
20+	4.91%	4.90%
Lapse rates are generally expected to increase as surrender charge percentages decrease for policies without a lifetime income benefit rider. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.
The fair value of our fixed index annuities embedded derivatives is net of coinsurance ceded of $1,182.6 million and $1,173.4 million as of December 31, 2023 and 2022, respectively. Change in fair value, net for each period in our embedded derivatives is included in Change in fair value of embedded derivatives in the Consolidated Statements of Operations.
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
The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at December 31, 2023, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $364.7 million recorded through operations as a decrease in the change in fair value of embedded derivatives. A decrease by 100 basis points in the discount rates used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $419.7 million recorded through operations as an increase in the change in fair value of embedded derivatives.
We review these assumptions quarterly and as a result of these reviews, we made updates to assumptions in 2023, 2022 and 2021.
The most significant assumption update to the calculation of the fair value of the embedded derivative component of our fixed index annuity policy benefit reserves in 2023 was the change in the discount rate. The long term discount rate assumption was lowered. This resulted in an increase in the fair value of the embedded derivative. In addition, changes in lapse rate assumptions based on actual historical experience resulted in an increase in the fair value of the embedded derivative. We updated shock lapse rates resulting in increases to the assumption for accumulation products with a shorter surrender charge period and decreases to the assumption for policies with a non-utilized, no fee lifetime income benefit rider. In addition, we increased the dynamic lapse factor based on the lifetime income benefit rider profitability.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  Investments
At December 31, 2023 and 2022, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses (2)	Allowance for Credit Losses	Fair Value
	(Dollars in thousands)
December 31, 2023
Fixed maturity securities, available for sale:
U.S. Government and agencies	$172,683	$606	$(2,148)	$—	$171,141
States, municipalities and territories	3,654,571	17,477	(573,108)	—	3,098,940
Foreign corporate securities and foreign governments	563,890	1,669	(71,820)	—	493,739
Corporate securities	23,036,862	175,014	(2,605,048)	(3,412)	20,603,416
Residential mortgage backed securities	1,503,639	11,598	(112,736)	—	1,402,501
Commercial mortgage backed securities	3,405,647	995	(454,095)	—	2,952,547
Other asset backed securities	6,200,170	30,530	(171,884)	(618)	6,058,198
	$38,537,462	$237,889	$(3,990,839)	$(4,030)	$34,780,482

December 31, 2022
Fixed maturity securities, available for sale:
U.S. Government and agencies	$173,638	$70	$(4,637)	$—	$169,071
States, municipalities and territories	4,356,251	41,565	(574,834)	—	3,822,982
Foreign corporate securities and foreign governments	748,770	11,661	(83,579)	—	676,852
Corporate securities	27,706,440	146,065	(3,687,370)	(3,214)	24,161,921
Residential mortgage backed securities	1,492,242	11,870	(126,368)	(133)	1,377,611
Commercial mortgage backed securities	4,098,755	493	(411,770)	—	3,687,478
Other asset backed securities	6,289,923	14,068	(395,289)	—	5,908,702
	$44,866,019	$225,792	$(5,283,847)	$(3,347)	$39,804,617
(1)Amortized cost excludes accrued interest receivable of $360.9 million and $425.4 million as of December 31, 2023 and 2022, respectively.
(2)Gross unrealized losses are net of allowance for credit losses.
The amortized cost and fair value of fixed maturity securities at December 31, 2023, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$1,371,424	$1,368,322
Due after one year through five years	4,924,030	4,787,802
Due after five years through ten years	4,686,405	4,325,294
Due after ten years through twenty years	7,569,350	6,754,603
Due after twenty years	8,876,797	7,131,215
	27,428,006	24,367,236
Residential mortgage backed securities	1,503,639	1,402,501
Commercial mortgage backed securities	3,405,647	2,952,547
Other asset backed securities	6,200,170	6,058,198
	$38,537,462	$34,780,482

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net unrealized losses on investments reported as a separate component of stockholders' equity were comprised of the following:

	December 31,
	2023	2022
	(Dollars in thousands)
Net unrealized losses on investments	$(3,755,689)	$(5,065,422)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	788,236	1,063,441
Net unrealized losses reported as accumulated other comprehensive loss	$(2,944,919)	$(3,979,447)
The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations ("NRSRO’s"). The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 98% of our fixed maturity portfolio rated investment grade at both December 31, 2023 and 2022, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	December 31,
	2023		2022
NAIC Designation (1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$22,493,843	$20,209,842	$27,061,903	$24,211,086
2	14,910,687	13,529,169	17,023,157	14,944,131
3	583,131	527,556	595,193	510,392
4	201,610	168,191	109,409	91,495
5	88,581	68,538	61,721	36,738
6	9,400	10,132	14,636	10,775
	$38,287,252	$34,513,428	$44,866,019	$39,804,617
(1)The table excludes residual tranche securities that are not rated with an amortized cost of $250,210 and fair value of $267,054 as of December 31, 2023.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 3,639 and 4,510 securities, respectively) have been in a continuous unrealized loss position, at December 31, 2023 and 2022:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(Dollars in thousands)
December 31, 2023
Fixed maturity securities, available for sale:
U.S. Government and agencies	$55,087	$(279)	$47,639	$(1,869)	$102,726	$(2,148)
States, municipalities and territories	451,091	(44,832)	2,290,704	(528,276)	2,741,795	(573,108)
Foreign corporate securities and foreign governments	1,555	(195)	427,021	(71,625)	428,576	(71,820)
Corporate securities	3,275,031	(237,744)	13,625,542	(2,367,304)	16,900,573	(2,605,048)
Residential mortgage backed securities	145,093	(7,614)	858,821	(105,122)	1,003,914	(112,736)
Commercial mortgage backed securities	431,947	(69,007)	2,416,868	(385,088)	2,848,815	(454,095)
Other asset backed securities	968,026	(29,606)	3,057,618	(142,278)	4,025,644	(171,884)
	$5,327,830	$(389,277)	$22,724,213	$(3,601,562)	$28,052,043	$(3,990,839)

December 31, 2022
Fixed maturity securities, available for sale:
U.S. Government and agencies	$160,201	$(4,512)	$908	$(125)	$161,109	$(4,637)
States, municipalities and territories	2,595,122	(537,313)	95,184	(37,521)	2,690,306	(574,834)
Foreign corporate securities and foreign governments	522,826	(76,957)	21,816	(6,622)	544,642	(83,579)
Corporate securities	18,784,181	(3,218,323)	1,411,177	(469,047)	20,195,358	(3,687,370)
Residential mortgage backed securities	992,783	(101,100)	116,388	(25,268)	1,109,171	(126,368)
Commercial mortgage backed securities	2,941,293	(302,513)	651,923	(109,257)	3,593,216	(411,770)
Other asset backed securities	2,561,390	(162,821)	1,924,026	(232,468)	4,485,416	(395,289)
	$28,557,796	$(4,403,539)	$4,221,422	$(880,308)	$32,779,218	$(5,283,847)
(1)Unrealized losses have been reduced to reflect the allowance for credit losses of $4.0 million and $3.3 million as of December 31, 2023 and 2022, respectively.
The unrealized losses at December 31, 2023 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at December 31, 2023. Approximately 97% and 98% of the unrealized losses on fixed maturity securities shown in the above table for December 31, 2023 and 2022, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
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
Changes in net unrealized gains/losses on investments for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Fixed maturity securities available for sale carried at fair value	$1,309,733	$(9,375,028)	$(987,434)

Adjustment for effect on other balance sheet accounts:
Deferred income tax asset/liability	(275,205)	1,968,488	207,361
	(275,205)	1,968,488	207,361
Change in net unrealized gains/losses on investments carried at fair value	$1,034,528	$(7,406,540)	$(780,073)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of net investment income are as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Fixed maturity securities	$1,653,897	$1,849,915	$1,772,675
Real estate investments	(7,303)	40,243	14,138
Mortgage loans on real estate	404,303	301,118	215,138
Cash and cash equivalents	208,923	24,985	3,385
Limited partnerships and limited liability companies	112,612	188,131	67,157
Other investments	43,510	49,537	29,399
	2,415,942	2,453,929	2,101,892
Less: investment expenses	(143,144)	(146,466)	(64,417)
Net investment income	$2,272,798	$2,307,463	$2,037,475
Proceeds from sales of available for sale fixed maturity securities for the years ended December 31, 2023, 2022 and 2021 were $9.3 billion, $7.8 billion and $0.8 billion, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the years ended December 31, 2023, 2022 and 2021 were $2.1 billion, $2.8 billion and $3.7 billion, respectively.
Net realized losses on investments for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$137,901	$139,819	$10,167
Gross realized losses	(179,479)	(153,712)	(19,140)
Net credit loss (provision)	(47,471)	(15,536)	(6,241)
	(89,049)	(29,429)	(15,214)
Other investments:
Gross realized gains	2,210	—	—
Gross realized losses	(5,199)	—	—
	(2,989)	—	—
Mortgage loans on real estate:
Decrease (increase) in allowance for credit losses	252	(15,126)	7,005
Recovery of specific allowance	—	1,677	—
Loss on sale of mortgage loans	(7,417)	(4,970)	(5,033)
	(7,165)	(18,419)	1,972
Total net realized losses	$(99,203)	$(47,848)	$(13,242)
Realized losses on available for sale fixed maturity securities in 2023, 2022 and 2021 were realized primarily due to strategies to reposition the fixed maturity security portfolio that result in improved net investment income, credit risk or duration profiles as they pertain to our asset liability management. Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date.
The following table summarizes the carrying value of our investments that have been non-income producing for 12 consecutive months:

	December 31,
	2023	2022
	(Dollars in thousands)
Fixed maturity securities, available for sale	$1,711	$10,708
Mortgage loans on real estate	14,479	1,483
Real estate owned	3,629	—
	$19,819	$12,191

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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a rollforward of the allowance for credit loss:

	Year Ended December 31, 2023
	States, Municipalities and Territories	Corporate Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$—	$3,214	$133	$—	$3,347
Additions for credit losses not previously recorded	—	—	97	947	1,044
Change in allowance on securities with previous allowance	—	198	(230)	(329)	(361)
Reduction for securities sold during the period	—	—	—	—	—
Ending balance	$—	$3,412	$—	$618	$4,030

	Year Ended December 31, 2022
	States, Municipalities and Territories	Corporate Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$2,776	$—	$70	$—	$2,846
Additions for credit losses not previously recorded	—	3,825	1,070	—	4,895
Change in allowance on securities with previous allowance	(2,776)	(611)	(579)	—	(3,966)
Reduction for securities sold during the period	—	—	(428)	—	(428)
Ending balance	$—	$3,214	$133	$—	$3,347
At December 31, 2023 and 2022, cash and invested assets of $52.4 billion and $51.0 billion, respectively, were on deposit with state agencies to meet regulatory requirements including deposits for the benefit of all policyholders. There are no restrictions on these assets.
At December 31, 2023 and 2022, we had no investment in any person or its affiliates, other than U.S. Government and its agencies, that exceeded 10% of stockholders' equity.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  Mortgage Loans on Real Estate
Our financing receivables consist of the following three portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our mortgage loan portfolios are summarized in the following table. There were commitments outstanding of $786.4 million at December 31, 2023.

	December 31,
	2023	2022
	(Dollars in thousands)
Commercial mortgage loans:
Principal outstanding	$3,550,204	$3,560,903
Deferred fees and costs, net	(2,494)	(6,345)
Unamortized discounts and premiums, net	(2,711)	—
Amortized cost	3,544,999	3,554,558
Valuation allowance	(17,902)	(22,428)
Commercial mortgage loans, carrying value	3,527,097	3,532,130

Agricultural mortgage loans:
Principal outstanding	581,287	567,630
Deferred fees and costs, net	(1,654)	(1,667)
Amortized cost	579,633	565,963
Valuation allowance	(2,590)	(1,021)
Agricultural mortgage loans, carrying value	577,043	564,942

Residential mortgage loans:
Principal outstanding	3,384,737	2,807,652
Deferred fees and costs, net	558	1,909
Unamortized discounts and premiums, net	65,802	55,917
Amortized cost	3,451,097	2,865,478
Valuation allowance	(17,643)	(13,523)
Residential mortgage loans, carrying value	3,433,454	2,851,955
Mortgage loans, carrying value	$7,537,594	$6,949,027

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

	December 31,
	2023		2022
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$471,707	13.3%	$502,659	14.1%
Middle Atlantic	274,017	7.7%	280,993	7.9%
Mountain	404,143	11.4%	416,307	11.7%
New England	87,041	2.4%	73,631	2.1%
Pacific	835,085	23.5%	858,812	24.1%
South Atlantic	927,547	26.1%	934,007	26.2%
West North Central	183,856	5.2%	205,568	5.8%
West South Central	328,918	9.3%	288,926	8.1%
International	37,890	1.1%	—	—%
	$3,550,204	100.0%	$3,560,903	100.0%
Property type distribution
Office	$360,328	10.1%	$388,978	10.9%
Retail	801,977	22.6%	896,351	25.2%
Industrial/Warehouse	940,546	26.5%	866,623	24.3%
Apartment	1,047,740	29.5%	912,984	25.6%
Hotel	319,733	9.0%	285,271	8.0%
Mixed Use/Other	79,880	2.3%	210,696	6.0%
	$3,550,204	100.0%	$3,560,903	100.0%
Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $581.3 million and $567.6 million as of December 31, 2023 and 2022, respectively. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $3.4 billion and $2.8 billion as of December 31, 2023 and 2022, respectively. These loans are collateralized by the related properties and diversified as to location within the United States.
Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Interest income is included in Net investment income on our Consolidated Statements of Operations. Accrued interest receivable, which was $69.5 million and $58.2 million as of December 31, 2023 and 2022, respectively, is included in Accrued investment income on our Consolidated Balance Sheets.
Loan Valuation Allowance
We establish a valuation allowance to provide for the risk of credit losses inherent in our mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost, which excludes accrued interest receivable. We do not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balances to net investment income in a timely manner. We did not charge off any uncollectible accrued interest receivable on our commercial, agricultural or residential mortgage loan portfolios for the years ended December 31, 2023 or 2022, respectively.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents a rollforward of the valuation allowance on our mortgage loan portfolios:

	Year Ended December 31, 2023
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(22,428)	$(1,021)	$(13,523)	$(36,972)
Charge-offs	—	—	11	11
Recoveries	—	—	—	—
Change in provision for credit losses	4,526	(1,569)	(4,131)	(1,174)
Ending allowance balance	$(17,902)	$(2,590)	$(17,643)	$(38,135)

	Year Ended December 31, 2022
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(17,926)	$(519)	$(5,579)	$(24,024)
Charge-offs	501	—	—	501
Recoveries	1,677	—	—	1,677
Change in provision for credit losses	(6,680)	(502)	(7,944)	(15,126)
Ending allowance balance	$(22,428)	$(1,021)	$(13,523)	$(36,972)
Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of Real estate investments and the loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. There were twelve real estate properties totaling $6.5 million at December 31, 2023 and no real estate properties at December 31, 2022 in which ownership of the property was taken to satisfy an outstanding loan. Recoveries are situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance).
Credit Quality Indicators
We evaluate the credit quality of our commercial and agricultural mortgage loans by analyzing LTV and DSC ratios and loan performance. We evaluate the credit quality of our residential mortgage loans by analyzing loan performance.
LTV and DSC ratios for our commercial mortgage loans are originally calculated at the time of loan origination and are updated annually for each loan using information such as rent rolls, assessment of lease maturity dates and property operating statements, which are reviewed in the context of current leasing and in place rents compared to market leasing and market rents. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our commercial mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at December 31, 2023 and 2022.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost of our commercial mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at December 31, 2023 and 2022 (by year of origination):

	2023		2022		2021		2020		2019		Prior		Total
As of December 31, 2023:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$3,444	46%	$285,481	62%	$272,661	57%	$370,299	51%	$449,973	55%	$1,056,159	44%	$2,438,017	50%
Greater than or equal to 1.2 and less than 1.5	—	—%	76,122	49%	4,500	55%	36,534	57%	108,232	64%	177,489	57%	402,877	58%
Greater than or equal to 1.0 and less than 1.2	40,727	38%	105,578	32%	328,722	45%	28,935	54%	—	—%	63,972	71%	567,934	46%
Less than 1.0	—	—%	53,470	54%	26,960	52%	—	—%	2,545	80%	53,196	52%	136,171	53%
Total	$44,171	39%	$520,651	53%	$632,843	51%	$435,768	52%	$560,750	57%	$1,350,816	47%	$3,544,999	51%

	2022		2021		2020		2019		2018		Prior		Total
As of December 31, 2022:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$249,328	63%	$257,746	61%	$421,391	57%	$429,596	58%	$325,117	53%	$813,319	44%	$2,496,497	53%
Greater than or equal to 1.2 and less than 1.5	6,488	70%	123,038	55%	46,804	58%	115,977	66%	67,642	67%	145,703	60%	505,652	62%
Greater than or equal to 1.0 and less than 1.2	170,059	52%	211,684	43%	18,144	79%	39,396	73%	10,348	76%	58,021	47%	507,652	51%
Less than 1.0	—	—%	—	—%	—	—%	6,107	64%	13,025	70%	25,625	65%	44,757	66%
Total	$425,875	59%	$592,468	53%	$486,339	58%	$591,076	61%	$416,132	57%	$1,042,668	47%	$3,554,558	54%
LTV and DSC ratios for our agricultural mortgage loans are calculated at the time of loan origination and are evaluated annually for each loan using land value averages. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our agricultural mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at December 31, 2023 and 2022.
The amortized cost of our agricultural mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at December 31, 2023 and 2022 (by year of origination):

	2023		2022		2021		2020		2019		Prior		Total
As of December 31, 2023:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$26,890	59%	$61,374	54%	$46,060	57%	$91,060	46%	$—	—%	$34,000	42%	$259,384	50%
Greater than or equal to 1.2 and less than 1.5	17,798	59%	89,548	54%	51,819	52%	27,433	32%	—	—%	—	—%	186,598	51%
Greater than or equal to 1.0 and less than 1.2	3,988	43%	3,080	55%	9,246	57%	902	59%	—	—%	—	—%	17,216	53%
Less than 1.0	—	—%	38,675	37%	26,514	51%	49,105	48%	2,141	33%	—	—%	116,435	45%
Total	$48,676	58%	$192,677	51%	$133,639	54%	$168,500	44%	$2,141	33%	$34,000	42%	$579,633	49%

	2022		2021		2020		2019		2018		Prior		Total
As of December 31, 2022:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$85,367	47%	$84,186	46%	$97,143	41%	$—	—%	$—	—%	$—	—%	$266,696	45%
Greater than or equal to 1.2 and less than 1.5	107,856	54%	67,630	52%	61,103	32%	—	—%	—	—%	—	—%	236,589	48%
Greater than or equal to 1.0 and less than 1.2	3,124	56%	8,825	38%	3,125	25%	—	—%	—	—%	—	—%	15,074	39%
Less than 1.0	—	—%	—	—%	7,975	35%	5,629	41%	34,000	31%	—	—%	47,604	33%
Total	$196,347	51%	$160,641	48%	$169,346	37%	$5,629	41%	$34,000	31%	$—	—%	$565,963	45%

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Aging of financing receivables is summarized in the following table (by year of origination):

	2023	2022	2021	2020	2019	Prior	Total
As of December 31, 2023:	(Dollars in thousands)
Commercial mortgage loans
Current	$44,171	$520,651	$632,843	$435,768	$560,750	$1,350,816	$3,544,999
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$44,171	$520,651	$632,843	$435,768	$560,750	$1,350,816	$3,544,999

Agricultural mortgage loans
Current	$48,676	$182,273	$131,448	$168,500	$2,141	$34,000	$567,038
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	10,404	2,191	—	—	—	12,595
Total agricultural mortgage loans	$48,676	$192,677	$133,639	$168,500	$2,141	$34,000	$579,633

Residential mortgage loans
Current	$1,183,248	$1,493,165	$365,704	$161,426	$22,654	$794	$3,226,991
30 - 59 days past due	21,367	58,420	10,253	5,731	4,988	—	100,759
60 - 89 days past due	5,017	22,383	3,908	1,839	99	—	33,246
Over 90 days past due	18,558	38,255	23,707	5,275	3,398	908	90,101
Total residential mortgage loans	$1,228,190	$1,612,223	$403,572	$174,271	$31,139	$1,702	$3,451,097

	2022	2021	2020	2019	2018	Prior	Total
As of December 31, 2022:	(Dollars in thousands)
Commercial mortgage loans
Current	$425,875	$592,468	$486,339	$591,076	$416,132	$1,042,668	$3,554,558
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$425,875	$592,468	$486,339	$591,076	$416,132	$1,042,668	$3,554,558

Agricultural mortgage loans
Current	$196,347	$160,641	$166,211	$5,629	$34,000	$—	$562,828
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	3,135	—	—	—	3,135
Total agricultural mortgage loans	$196,347	$160,641	$169,346	$5,629	$34,000	$—	$565,963

Residential mortgage loans
Current	$1,915,169	$595,363	$211,119	$27,483	$1,710	$417	$2,751,261
30 - 59 days past due	39,179	8,238	13,073	1,960	—	—	62,450
60 - 89 days past due	6,668	7,165	3,034	57	—	—	16,924
Over 90 days past due	9,702	14,068	6,515	1,762	2,796	—	34,843
Total residential mortgage loans	$1,970,718	$624,834	$233,741	$31,262	$4,506	$417	$2,865,478

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commercial, agricultural and residential mortgage loans are considered nonperforming when they become 90 days or more past due. When loans become nonperforming, we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a nonperforming loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a nonperforming loan back to less than 90 days past due, we will resume accruing interest income on that loan. There were 155 loans in non-accrual status at December 31, 2023 and 59 loans in non-accrual status at December 31, 2022. During the years ended December 31, 2023, 2022, and 2021 we recognized interest income of $3.0 million, $670 thousand, and $36 thousand respectively, on loans which were in non-accrual status at the respective period end.
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

There were no significant mortgage loan modifications for the year ended December 31, 2023.

Prior to adoption of authoritative guidance on January 1, 2023, we evaluated whether a troubled debt restructuring (TDR) had occurred on our commercial, agricultural or residential mortgage loans. We did not have any significant loan modifications that resulted in a TDR for the year ended December 31, 2022.
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
We are invested in two investment company limited liability companies that invest in operating entities which hold multifamily real estate properties. The entities are VIEs and we have determined we are the primary beneficiary as a result of our power to control the entities through our significant ownership. The investment balance, which represent equity interests in the investment company limited liability companies, fluctuate based on changes in the fair value of the properties and the performance of the operating entities.
We are invested in a limited partnership feeder fund which invests in a separate limited partnership fund, which holds infrastructure credit assets. The feeder fund limited partnership is a VIE, and we determined we are the primary beneficiary as a result of our significant ownership of the limited partnership and our obligation to absorb losses or receive benefits from the VIE. We have consolidated the assets and liabilities of the limited partnership, which primarily consists of equity interest in a limited partnership.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of the consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	December 31,
	2023		2022
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(Dollars in thousands)
Real estate investments	$1,383,120	$92,299	$1,095,267	$78,244
Real estate limited liability companies	47,005	149	66,258	287
Limited partnership funds	353,610	289	620,741	113
Infrastructure limited liability companies	107,942	783	—	—
	$1,891,677	$93,520	$1,782,266	$78,644
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
The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

	December 31,
	2023		2022
	Asset Carrying Value	Maximum Exposure to Loss	Asset Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Fixed maturity securities, available for sale	$2,438,074	$2,438,074	$1,178,110	$1,178,110

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
The notional and fair values of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the Consolidated Balance Sheets are as follows:

	December 31, 2023		December 31, 2022
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives designated as hedging instruments
Assets
Derivative instruments
Interest rate swaps	$—	$—	$408,369	$32,769

Derivatives not designated as hedging instruments
Assets
Derivative instruments
Call options	$41,547,731	$1,207,288	$38,927,534	$397,789
Warrants	—	—	2,020	1,169
	$41,547,731	$1,207,288	$38,929,554	$398,958
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives, net		$5,181,894		$4,820,845
Funds withheld for reinsurance liabilities
Reinsurance related embedded derivative		(256,776)		(441,864)
		$4,925,118		$4,378,981
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
For derivative instruments that were designated and qualified as a fair value hedge, the gain or loss on the portion of the derivative instrument included in the assessment of hedge effectiveness and the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in the same line item in the Consolidated Statements of Operations. The change in unrealized gain or loss attributable to interest rate changes on the fixed maturity securities that were designated as part of the hedge are reclassified out of Accumulated other comprehensive income (loss) into Change in fair value of derivatives in the Consolidated Statements of Operations. The remaining change in unrealized gain or loss on the hedged item not associated with the risk being hedged was recognized as a component of Other comprehensive income.
The following represents the amortized cost and cumulative fair value hedging adjustments included in the hedged assets:

Line Item in the Consolidated Balance Sheets in Which Hedged Item is Included	Amortized Cost of Hedged Item		Cumulative Amount of Fair Value Basis Adjustment Gain (Loss)
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
(Dollars in thousands)
Fixed maturities, available for sale:
Current hedging relationships	$—	$389,060	$—	$(39,128)
Discontinued hedging relationships	1,261,509	1,594,736	(62,385)	(94,681)

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following represents a summary of the gains (losses) related to the derivatives and hedged items that qualify for fair value hedge accounting:

	Derivative	Hedged Item	Net	Amount Excluded: Recognized in Income Immediately
(Dollars in thousands)
For the year ended December 31, 2023
Interest rate swaps	$5,856	$3,240	$9,096	$—

For the year ended December 31, 2022
Interest rate swaps	$215,587	$(249,168)	$(33,581)	$13,957

For the year ended December 31, 2021
Interest rate swaps	$—	$—	$—	$—
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
The changes in fair value of derivatives not designated as hedging instruments included in the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2023	2022	2020
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$248,744	$(1,118,768)	$1,347,925
Warrants	1,206	264	810
Interest rate swaps	—	13,957	—
	$249,950	$(1,104,547)	$1,348,735
Change in fair value of embedded derivatives:
Fixed index annuities - embedded derivatives	$958,488	$(1,913,096)	$(355,940)
Reinsurance related embedded derivative	185,088	(439,502)	(2,362)
	$1,143,576	$(2,352,598)	$(358,302)
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The notional amount and fair value of our call options and interest rate swaps by counterparty and each counterparty's current credit rating are as follows:

			December 31,
			2023		2022
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa1	$5,090,138	$101,863	$3,574,125	$26,080
Barclays	A+	A1	1,787,748	60,495	3,686,896	39,657
Canadian Imperial Bank of Commerce	A+	Aa2	1,438,835	48,660	2,707,734	34,218
Citibank, N.A.	A+	Aa3	3,042,872	61,580	3,748,162	29,873
Credit Suisse	A+	A3	378,613	7,130	2,086,470	20,691
Goldman Sachs	A+	A1	250,609	2,958	—	—
J.P. Morgan	A+	Aa2	4,389,528	91,162	6,501,103	69,006
Mizuho	A	A1	10,450,652	358,820	—	—
Morgan Stanley	A+	Aa3	1,459,836	30,590	2,957,389	38,470
Royal Bank of Canada	AA-	A1	3,752,133	138,639	4,378,132	58,026
Societe Generale	A	A1	3,048,268	86,041	2,099,081	17,157
Truist	A	A2	1,500,167	50,502	1,960,787	32,885
UBS AG	A+	Aa3	1,954,997	51,108	—	—
Wells Fargo	A+	Aa2	2,998,787	117,626	5,436,824	61,840
Exchange traded			4,548	114	199,200	2,655
			$41,547,731	$1,207,288	$39,335,903	$430,558
As of December 31, 2023 and 2022, we held $1.2 billion and $0.4 billion, respectively, of cash and cash equivalents and other investments from counterparties for derivative collateral, which is included in Other liabilities on our Consolidated Balance Sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if the counterparties failed completely to perform according to the terms of the contracts to $3.5 million and $3.3 million at December 31, 2023 and 2022, respectively.
The future index credits on our fixed index annuities are treated as a "series of embedded derivatives" over the expected life of the applicable contract. We do not purchase call options to fund the index liabilities which may arise after the next policy anniversary date. We must value both the call options and the related forward embedded options in the policies at fair value.
We cede certain fixed index annuity product liabilities to third party reinsurers on a modified coinsurance basis which results in an embedded derivative. The obligation to pay the total return on the assets supporting liabilities associated with this reinsurance agreement represents a total return swap. The fair value of the total return swap is based on the unrealized gains and losses of the underlying assets held in the modified coinsurance portfolio. The reinsurance related embedded derivative is reported in Funds withheld for reinsurance liabilities on the Consolidated Balance Sheets and the change in the fair value of the embedded derivative is reported in Change in fair value of embedded derivatives on the Consolidated Statements of Operations. See Note 9 - Reinsurance and Policy Provisions for further discussion on these reinsurance agreements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  Deferred Policy Acquisition Costs and Deferred Sales Inducements
Deferred Policy Acquisition Costs
The following tables present the balances and changes in deferred policy acquisition costs:

	December 31, 2023
	Fixed Index Annuities	Fixed Rate Annuities	Single Premium Immediate Annuities	Total
	(Dollars in thousands)
Balance, beginning of year	$2,649,322	$120,105	$4,216	$2,773,643
Capitalizations	557,749	18,536	52	576,337
Amortization expense	(249,607)	(29,454)	(639)	(279,700)
Balance, end of year	$2,957,464	$109,187	$3,629	$3,070,280

	December 31, 2022
	Fixed Index Annuities	Fixed Rate Annuities	Single Premium Immediate Annuities	Total
	(Dollars in thousands)
Balance, beginning of year	$2,906,684	$151,322	$4,198	$3,062,204
Write-off related to in-force ceded reinsurance	(196,417)	(7,209)	—	(203,626)
Capitalizations	193,989	4,424	663	199,076
Amortization expense	(254,934)	(28,432)	(645)	(284,011)
Balance, end of year	$2,649,322	$120,105	$4,216	$2,773,643
Deferred Sales Inducements
The following tables present the balances and changes in deferred sales inducements:

	December 31, 2023
	Fixed Index Annuities	Fixed Rate Annuities	Total
	(Dollars in thousands)
Balance, beginning of year	$2,017,960	$27,723	$2,045,683
Capitalizations	513,726	67	513,793
Amortization expense	(189,200)	(3,052)	(192,252)
Balance, end of year	$2,342,486	$24,738	$2,367,224

	December 31, 2022
	Fixed Index Annuities	Fixed Rate Annuities	Total
	(Dollars in thousands)
Balance, beginning of year	$2,088,591	$31,371	$2,119,962
Capitalizations	107,684	7	107,691
Amortization expense	(178,315)	(3,655)	(181,970)
Balance, end of year	$2,017,960	$27,723	$2,045,683

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Policyholder Liabilities
Liability for Future Policy Benefits
The liability for future policy benefits consists only of the liability associated with single premium immediate annuities (SPIA) with life contingencies. As this business has no future expected premiums, the rollforward presented below is the present value of expected future benefits. The balances of and changes in the liability for future policy benefits for the years ended December 31, 2023 and 2022 is as follows:

	Present Value of Expected Future Policy Benefits
	December 31,
	2023	2022
	(Dollars in thousands)
Balance, beginning of year	$318,677	$402,305
Beginning balance at original discount rate	342,453	352,708
Effect of changes in cash flow assumptions	(4,607)	1,277
Effect of actual variances from expected experience	(1,887)	(1,941)
Adjusted beginning of year balance	335,959	352,044

Issuances	6,945	16,072
Interest accrual	13,710	14,664
Derecognition (lapses and benefit payments)	(38,980)	(40,327)
Ending balance at original discount rate	317,634	342,453
Effect of changes in discount rate assumptions	(14,434)	(23,776)
Balance, end of year	$303,200	$318,677
The reconciliation of the net liability for future policy benefits to the liability for future policy benefits included in policy benefit reserves in the Consolidated Balance Sheets is as follows:

	December 31,
	2023	2022
	(Dollars in thousands)
Liability for future policy benefits	$303,200	$318,677
Deferred profit liability	22,455	19,223
Liability for future policy benefits included in policy benefit reserves	325,655	337,900
Less: Reinsurance recoverable	(2,496)	(1,259)
Net liability for future policy benefits, after reinsurance recoverable	$323,159	$336,641
The weighted-average liability duration of the liability for future policy benefits is as follows:

	December 31,
	2023	2022
SPIA With Life Contingency:
Weighted-average liability duration of the liability for future policy benefits (years)	6.56	6.78
The following table presents the amount of undiscounted expected future benefit payments and expected gross premiums:

	December 31,
	2023	2022
	(Dollars in thousands)
SPIA With Life Contingency:
Expected future benefit payments	$447,669	$467,627
Expected future gross premiums	—	—

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amount of revenue and interest associated with the liability for future policy benefits recognized in the Consolidated Statement of Operations for the years ended December 31, 2023 and 2022 is as follows:

	December 31, 2023		December 31, 2022
	Gross Premiums or Assessments	Interest Expense	Gross Premiums or Assessments	Interest Expense
	(Dollars in thousands)
SPIA With Life Contingency	$7,608	$13,626	$16,994	$14,613
Total	$7,608	$13,626	$16,994	$14,613
The weighted-average interest rate is as follows:

	December 31,
	2023	2022
Interest accretion rate	4.26%	4.25%
Current discount rate	5.00%	5.37%
Market Risk Benefits
The balances of and changes in the net market risk benefit (MRB) assets and liabilities for the years ended December 31, 2023 and 2022 is as follows:

	December 31, 2023		December 31, 2022
	Fixed Rate Annuities	Fixed Index Annuities	Fixed Rate Annuities	Fixed Index Annuities
	(Dollars in thousands)

Balance, beginning of year	$37,863	$2,187,758	$78,411	$2,557,378
Balance, beginning of year, before effect of changes in the instrument-specific credit risk	44,355	2,453,169	77,731	2,310,437
Issuances	32	289,939	376	59,452
Interest accrual	3,139	155,512	1,349	72,551
Attributed fees collected	1,216	128,437	1,270	125,168
Benefits payments	—	—	—	—
Effect of changes in interest rates	(380)	(126,255)	(19,421)	(952,265)
Effect of changes in equity markets	—	(48,164)	—	186,618
Effect of changes in equity index volatility	—	(77,023)	—	241,563
Effect of changes in future expected policyholder behavior	(1,509)	(11,582)	602	46,567
Effect of changes in other future expected assumptions	16,720	(219,094)	(17,552)	363,078
Balance, end of year, before effect of changes in the instrument-specific credit	63,573	2,544,939	44,355	2,453,169
Effect of changes in the instrument-specific credit risk	(3,386)	61,734	(6,492)	(265,411)
Balance, end of year	60,187	2,606,673	37,863	2,187,758
Reinsured MRB, end of period	18,391	640,826	10,656	593,959
Balance, end of period, net of reinsurance	$41,796	$1,965,847	$27,207	$1,593,799

Net amount at risk (a)	$266,438	$11,721,734	$258,826	$10,987,198
Weighted average attained age of contract holders (years)	70	71	69	71
(a)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of market risk benefits by amounts in an asset position and in a liability position to market risk benefit amounts included in Market risk benefit asset and Market risk benefit reserves, respectively, in the Consolidated Balance Sheets:

	December 31, 2023
	Asset	Liability	Net Liability
	(Dollars in thousands)
Fixed Index Annuities	$477,306	$3,083,979	$2,606,673
Fixed Rate Annuities	2,388	62,575	60,187
Total	$479,694	$3,146,554	$2,666,860

	December 31, 2022
	Asset	Liability	Net Liability
	(Dollars in thousands)
Fixed Index Annuities	$226,294	$2,414,052	$2,187,758
Fixed Rate Annuities	3,577	41,440	37,863
Total	$229,871	$2,455,492	$2,225,621
Reinsured Market Risk Benefits
The following table presents the balances and changes in reinsured market risk benefit assets and liabilities associated with fixed index annuities for the years ended December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Fixed Rate Annuities	Fixed Index Annuities	Fixed Rate Annuities	Fixed Index Annuities
	(Dollars in thousands)

Balance, beginning of year	$10,656	$593,959	$—	$156,931
Write-off related to in-force ceded reinsurance	—	—	10,091	334,835
Issuances	—	146,898	—	36,036
Interest accrual	775	33,503	104	7,598
Attributed fees collected	67	32,036	28	23,745
Benefits payments	—	—	—	—
Effect of changes in interest rates	1,407	14,700	135	(171,948)
Effect of changes in equity markets	—	(22,775)	118	43,799
Effect of changes in equity index volatility	—	(18,656)	—	34,278
Effect of changes in future expected policyholder behavior	(128)	5,855	180	12,598
Effect of changes in other future expected assumptions	5,614	(144,694)	—	116,087
Balance, end of year	$18,391	$640,826	$10,656	$593,959

Net amount at risk (a)	$75,281	$2,853,318	$72,350	$2,402,964
Weighted average attained age of contract holders (years)	70	70	70	71
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of reinsurance market risk benefits by amounts in an asset position and in liability position to market risk benefit amounts included in Coinsurance deposits and Other liabilities, respectively, in the Consolidated Balance Sheets:

	December 31, 2023
	Asset	Liability	Net Asset
	(Dollars in thousands)
Fixed Index Annuities	$820,006	$179,180	$640,826
Fixed Rate Annuities	18,628	237	18,391
Total	$838,634	$179,417	$659,217

	December 31, 2022
	Asset	Liability	Net Asset
	(Dollars in thousands)
Fixed Index Annuities	$629,611	$35,652	$593,959
Fixed Rate Annuities	11,070	414	10,656
Total	$640,681	$36,066	$604,615
Significant Inputs for Fair Value Measurement - Market Risk Benefits
The following tables provides a summary of the significant inputs and assumptions used in the fair value measurements of market risk benefits:

	December 31, 2023
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range	Weighted Average
	(in thousands)
Market risk benefits	$2,666,860	Discounted cash flow	Utilization (a)	0.04% - 47.37%	6.55%
Ceded market risk benefits	659,217		Option budget (b)	1.85% - 2.75%	2.29%
			Risk-free interest rate (c)	2.98% - 4.76%	3.35%
			Nonperformance risk (d)	0.53% - 2.66%	1.98%
			Mortality (e)	0.01% - 46.00%	3.97%
			Lapse (f)	0.25% - 40.00%	3.70%

	December 31, 2022
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range	Weighted Average
	(in thousands)
Market risk benefits	$2,225,621	Discounted cash flow	Utilization (a)	0.04% - 78.75%	4.24%
Ceded market risk benefits	604,615		Option budget (b)	1.65% - 2.50%	2.31%
			Risk-free interest rate (c)	2.51% - 4.90%	3.31%
			Nonperformance risk (d)	0.06% - 3.27%	2.59%
			Mortality (e)	0.01% - 44.00%	3.44%
			Lapse (f)	0.25% - 40.00%	3.65%
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
During the year ended December 31, 2023, the Company made the following notable changes to significant inputs and assumptions resulting in changes in the fair value measurement of market risk benefits:
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
During the year ended December 31, 2022, the Company made the following notable changes to significant inputs and assumptions resulting in changes in the fair value measurement and market risk benefits:
•Utilization assumptions were increased resulting in an increase to the market risk benefits liability and a decrease to net income.
•Option budget assumptions were increased resulting in a decrease to the market risk benefits liability and an increase to net income.
•Mortality assumptions were decreased resulting in an increase to the market risk benefits liability and a decrease to net income.
•Lapse assumptions were increased resulting in a decrease to the market risk benefits liability and an increase to net income.
Policyholder Account Balances
The following table presents the balances and changes in policyholders’ account balances:

	December 31, 2023		December 31, 2022
	Fixed Rate Annuities	Fixed Index Annuities	Fixed Rate Annuities	Fixed Index Annuities
	(Dollars in thousands)
Balance, beginning of year	$6,589,577	$53,826,234	$6,860,060	$55,003,305
Issuances	840,022	7,555,709	159,570	3,001,738
Premiums received	12,472	152,532	4,811	170,493
Policy charges	(3,428)	(217,523)	(6,587)	(272,604)
Surrenders and withdrawals	(1,668,966)	(6,122,084)	(574,590)	(3,945,504)
Benefit payments	(13,085)	(836,507)	(11,328)	(727,847)
Interest credited	163,918	1,096,493	151,762	599,259
Other	(6,545)	(882)	5,879	(2,606)
Balance, end of year	$5,913,965	$55,453,972	$6,589,577	$53,826,234

Weighted-average crediting rate	2.66%	2.03%	2.28%	1.11%
Net amount at risk (a)	$266,438	$11,721,734	$258,826	$10,987,198
Cash surrender value	5,571,171	50,983,033	6,208,597	49,551,657
(a)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the reconciliation of policyholders’ account balances to policy benefit reserves in the Consolidated Balance Sheets:

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Fixed index annuities policyholder account balances	$55,453,972	$53,826,234
Fixed rate annuities policyholder account balances	5,913,965	6,589,577
Embedded derivative adjustment (b)	(818,754)	(1,996,640)
Liability for future policy benefits	303,200	318,677
Deferred profit liability	22,455	19,223
Other	26,803	24,765
Total	$60,901,641	$58,781,836
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
The following table presents the balance of account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

	December 31, 2023
	Range of guaranteed minimum crediting rate	At guaranteed minimum	1 to 50	51 to 150	Greater than 150 basis points above	Total
		(Dollars in thousands)
Fixed Index Annuities	0.00% - 0.50%	$—	$1,032,438	$466,789	$1,012,155	$2,511,382
	0.50% - 1.00%	2,276,625	1,008,139	1,995,206	131,412	5,411,382
	1.00% - 1.50%	43,029	8,190	—	—	51,219
	1.50% - 2.00%	50	—	—	—	50
	2.00% - 2.50%	121,921	68,698	8	—	190,627
	2.50% - 3.00%	759,353	—	—	—	759,353
	Greater than 3.00%	—	—	—	—	—
	Allocated to index strategies					46,529,959
Total		$3,200,978	$2,117,465	$2,462,003	$1,143,567	$55,453,972

Fixed Rate Annuities	0.00% - 0.50%	$53	$—	$—	$—	$53
	0.50% - 1.00%	51,581	172,470	2,813,380	1,417,915	4,455,346
	1.00% - 1.50%	430,052	237	—	—	430,289
	1.50% - 2.00%	352,184	29,378	224,846	217	606,625
	2.00% - 2.50%	18,714	23	—	—	18,737
	2.50% - 3.00%	349,890	6,783	—	—	356,673
	Greater than 3.00%	46,242	—	—	—	46,242
Total		$1,248,716	$208,891	$3,038,226	$1,418,132	$5,913,965

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2022
	Range of guaranteed minimum crediting rate	At guaranteed minimum	1 to 50	51 to 150	Greater than 150 basis points above	Total
		(Dollars in thousands)
Fixed Index Annuities	0.00% - 0.50%	$—	$462,356	$407,426	$314,929	$1,184,711
	0.50% - 1.00%	2,421,795	1,098,332	2,258,992	77,901	5,857,020
	1.00% - 1.50%	51,586	9,391	—	—	60,977
	1.50% - 2.00%	57	—	—	—	57
	2.00% - 2.50%	133,059	100,205	8	—	233,272
	2.50% - 3.00%	939,684	—	—	—	939,684
	Greater than 3.00%	—	—	—	—	—
	Allocated to index strategies					45,550,513
Total		$3,546,181	$1,670,284	$2,666,426	$392,830	$53,826,234

Fixed Rate Annuities	0.00% - 0.50%	$61	$—	$—	$—	$61
	0.50% - 1.00%	55,458	203,523	4,000,203	701,836	4,961,020
	1.00% - 1.50%	454,728	231	—	—	454,959
	1.50% - 2.00%	281,694	96,767	277,053	189	655,703
	2.00% - 2.50%	21,887	22	—	—	21,909
	2.50% - 3.00%	434,042	7,417	—	—	441,459
	Greater than 3.00%	54,466	—	—	—	54,466
Total		$1,302,336	$307,960	$4,277,256	$702,025	$6,589,577

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  Reinsurance and Policy Provisions
Coinsurance
We have two coinsurance agreements with EquiTrust Life Insurance Company ("EquiTrust"), covering 70% of certain of American Equity Life's fixed index and fixed rate annuities issued from August 1, 2001 through December 31, 2001, 40% of those contracts issued during 2002 and 2003, and 20% of those contracts issued from January 1, 2004 to July 31, 2004. The business reinsured under these agreements may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to EquiTrust under these agreements) were $275.1 million and $323.7 million at December 31, 2023 and 2022, respectively. We remain liable to policyholders with respect to the policy liabilities ceded to EquiTrust should EquiTrust fail to meet the obligations it has coinsured. The balance due from or due to EquiTrust under these agreements was a $0.6 million receivable and $0.8 million receivable at December 31, 2023 and 2022, respectively, and represents the net option activity (costs reimbursed less settlements passed through to reinsurer) held by us to fund index credits related to the ceded business net of cash due to or from EquiTrust related to monthly settlements of policy activity and other expenses.
We have three coinsurance agreements with Athene Life Re Ltd. ("Athene"), an unauthorized life reinsurer domiciled in Bermuda. One agreement ceded 20% of certain of American Equity Life's fixed index annuities issued from January 1, 2009 through March 31, 2010. The second agreement ceded 80% of American Equity Life's multi-year rate guaranteed annuities issued from July 1, 2009 through December 31, 2013 and 80% of Eagle Life's multi-year rate guaranteed annuities issued from November 20, 2013 through December 31, 2013. The third agreement ceded 80% of certain of American Equity Life's and Eagle Life's multi-year rate guaranteed annuities issued on or after January 1, 2014 through December 31, 2020, 80% of Eagle Life's fixed index annuities issued prior to January 1, 2017, 50% of certain of Eagle Life's fixed index annuities issued from January 1, 2017 through December 31, 2018, 20% of certain of Eagle Life's fixed index annuities issued on or after January 1, 2019 through December 31, 2020 and 80% of certain of American Equity Life's fixed index annuities issued from August 1, 2016 through December 31, 2016. Effective January 1, 2021, no new business is being ceded to Athene. The business reinsured under any of the Athene agreements may not be recaptured. Coinsurance deposits (aggregate policy benefit reserves transferred to Athene under these agreements) were $2.2 billion and $3.1 billion at December 31, 2023 and 2022, respectively. American Equity Life is an intermediary for reinsurance of Eagle Life's business ceded to Athene. American Equity Life and Eagle Life remain liable to policyholders with respect to the policy liabilities ceded to Athene should Athene fail to meet the obligations it has coinsured. The annuity deposits that have been ceded to Athene are secured by assets held in trusts and American Equity Life is the sole beneficiary of the trusts. The assets in the trusts are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. If the value of the trust accounts would ever be less than the amount of the ceded policy benefit liabilities on a statutory basis, Athene is required to either establish a letter of credit or deposit securities in the trusts for the amount of any shortfall. The balance due under these agreements to Athene was $3.7 million and $16.9 million at December 31, 2023 and 2022, respectively, and represents the net option activity (costs reimbursed less settlements passed through to reinsurer) held by us to fund index credits related to the ceded business net of cash due from Athene related to monthly settlements of policy activity.
Effective July 1, 2021 American Equity Life entered into a reinsurance agreement with North End Re (the "North End Re reinsurance treaty"), a wholly-owned subsidiary of Brookfield Asset Management Reinsurance Partners Ltd. (“Brookfield Reinsurance” or “Brookfield”) to reinsure approximately $4.4 billion of in-force fixed indexed annuity product liabilities as of the effective date of the reinsurance agreement, 70% on a modified coinsurance (“modco”) basis and 30% on a coinsurance basis. The liabilities reinsured on a coinsurance basis are secured by assets held in both a statutory and supplemental trust (collectively referred to as the “trusts”). The liabilities reinsured on a modco basis are secured by a segregated modco account in which the assets are maintained by American Equity Life. American Equity Life transferred cash of $2.6 billion to the segregated modco account and $1.1 billion to the statutory trust at close of this reinsurance agreement on October 8, 2021. American Equity Life will receive an annual ceding commission equal to 49 basis points and the Company will receive an annual asset liability management fee equal to 30 basis points calculated based on the initial cash surrender value of liabilities ceded. Such fees are fixed and contractually guaranteed for six to seven years. The initial net present value of the ceding commission related to the in-force business was $114.1 million.
As part of the North End Re reinsurance treaty, American Equity Life is also ceding 75% of certain fixed index annuities issued after the effective date of the agreement, 70% on a modco basis and 30% on a coinsurance basis to North End Re. Effective July 1, 2022, the North End Re reinsurance treaty was amended to include additional fixed index annuity products. As part of this amendment, 75% of an additional block of in-force fixed indexed annuity product liabilities issued after July 1, 2021 was ceded, 70% on a modco basis and 30% on a coinsurance basis. On sales subsequent to the effective date of the North End Re reinsurance treaty, American Equity Life will receive an annual ceding commission equal to 140 basis points and the Company will receive an annual asset liability management fee equal to 30 basis points calculated based on the initial cash surrender value of liabilities ceded. Such fees are fixed and contractually guaranteed for six to seven years. The net present value of the ceding commission related to the flow business ceded in 2023, 2022, and 2021 was $123.6 million, $67.7 million and $27.1 million, respectively. The asset liability management fee recognized in Other revenue in 2023, 2022, and 2021 was $16.8 million, $12.7 million and $5.5 million, respectively.
In addition, American Equity Life will receive certain acquisition cost reimbursements and an on-going annual expense reimbursement on each policy subject to the reinsurance agreement for the entirety of the policy duration. Acquisition cost reimbursements will reduce policy acquisition costs deferred.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective as of October 1, 2023, North End Re and American Equity Life agreed to reduce the quota share of all newly issued flow policies to zero. North End Re and American Equity Life may agree to reinstate the flow arrangement by increasing the quota share back to 75% at any time in the future.
As a result of the North End Re reinsurance treaty, there is a deferred gain of $776.3 million and $480.5 million which is recorded in Other liabilities as of December 31, 2023 and 2022, respectively. This deferred gain represents the unamortized portion of the cost of reinsurance related to the in-force business and new business which will be amortized over the life of the underlying reinsured policies. The deferred gain consists primarily of the difference between liabilities ceded and assets transferred as part of the reinsurance agreement and the present value of the ceding commissions previously noted offset by a reduction in deferred policy acquisition costs associated with the the in-force business ceded. The amortization of the deferred gain recognized in Other revenue in 2023 and 2022 was $38.5 million and $24.2 million, respectively.
American Equity Life remains liable to policyholders with respect to the policy liabilities ceded to North End Re should North End Re fail to meet the obligations it has reinsured.
The assets in the trusts and modco account are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. The assets in the trusts and modco account are subject to investment management agreements between American Equity Life and Brookfield Asset Management Reinsurance Advisor LLC, a Delaware Corporation, which is North End Re's affiliate. The assets in the modco account earned net investment income of $259.5 million, $95.4 million, and $11.4 million during 2023, 2022, and 2021 respectively, which are reflected within the Net investment income line in the Consolidated Statements of Operations and presented net of amounts earned for the benefit of the reinsurer.
As of December 31, 2023 and 2022, coinsurance deposits (aggregate policy benefits reserves transferred to North End Re under these agreements) were $7.5 billion and $5.8 billion, respectively. The balance receivable under these agreements from North End Re was $32.4 million at December 31, 2023 and balance due to North End Re was $124.2 million at December 31, 2022 which are recorded in Other assets and Other liabilities, respectively.
Separate from the reinsurance transaction, Brookfield Reinsurance, has an approximate 20.1% interest in the Company's outstanding common stock as of December 31, 2023. See Note 16 - Earnings Per Common Share and Stockholders' Equity for further discussion of Brookfield's ownership.
Effective October 1, 2022 American Equity Life entered into a reinsurance agreement with an unaffiliated reinsurer AeBe ISA LTD (“AeBe”), a Bermuda exempted company affiliated with 26North Holdings LP (“26North”), that is an incorporated segregated account licensed as a Class E reinsurer. Under the agreement, American Equity Life ceded $4.2 billion of certain in-force fixed indexed and fixed rate annuity product liabilities as of October 3, 2022, the effective date of the reinsurance agreement, 75% on a funds withheld coinsurance basis and 25% on a coinsurance basis. Effective February 8, 2023, AeBe and American Equity Life commenced reinsuring flow business of certain single premium fixed deferred annuities, subject to an annual limit. The liabilities reinsured on a coinsurance basis are secured by assets held in both a statutory and supplemental trust (collectively referred to as the “trusts”). The liabilities reinsured on a funds withheld basis are secured by a segregated funds withheld account in which the assets are maintained by American Equity Life. American Equity Life transferred cash and investments with a fair value of $3.0 billion to the segregated funds withheld account and $1.0 billion to the statutory trust at close of this reinsurance agreement on October 3, 2022. At the close of the reinsurance agreement, American Equity Life received a closing ceding commission of $70.0 million. American Equity Life will also receive certain acquisition cost reimbursements and an on-going annual expense reimbursement on each policy subject to the reinsurance agreement for the entirety of the policy duration.
As a result of the AeBe reinsurance treaty, there is a deferred gain of $61.1 million and $51.6 million which is recorded in Other liabilities as of December 31, 2023 and 2022, respectively. This deferred gain represents the unamortized portion of the cost of reinsurance related to the in-force business which will be amortized over the life of the underlying reinsured policies. The deferred gain consists primarily of the difference between liabilities ceded and assets transferred as part of the reinsurance agreement and the closing ceding commission previously noted offset by a reduction in deferred policy acquisition costs associated with the in-force business ceded. The amortization of the deferred gain recognized in Other revenue in 2023 and 2022 were $6.5 million and $1.1 million, respectively.
American Equity Life remains liable to policyholders with respect to the policy liabilities ceded to AeBe should AeBe fail to meet the obligations it has reinsured.
The assets in the trusts and funds withheld account are required to remain at a value that is sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. The assets in the trusts and funds withheld account are subject to investment management agreements between American Equity Life and 26North. The assets in the funds withheld account earned net investment income of $176.2 million and $42.3 million during 2023 and 2022, respectively which is reflected within the Net investment income line in the Consolidated Statements of Operations and presented net of amounts earned for the benefit of the reinsurer.
As of December 31, 2023 and 2022 coinsurance deposits (aggregate policy benefits reserves transferred to AeBe under these agreements) were $3.7 billion and $4.1 billion, respectively. The balance receivable under these agreements from AeBe was $41.6 million at December 31, 2023 and balance due to AeBe was $38.0 million at December 31, 2022 which is recorded in Other assets and Other liabilities, respectively.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

American Equity Life will receive an annual ceding commission of up to 35 basis points for the life of the policies and the Company will receive an annual management services fee on a per policy basis that increases annually. The net present value of the ceding commission related to the flow business ceded in 2023 was $4.6 million. The total management services fee recognized in Other revenue for both in-force and flow business in 2023 and 2022 was $4.5 million and $1.2 million, respectively.
Amounts ceded to EquiTrust, Athene, North End Re and AeBe under these agreements are as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Consolidated Statements of Operations
Annuity product charges	$82,554	$49,093	$20,351
Change in fair value of derivatives	71,566	(184,388)	140,641
	$154,120	$(135,295)	$160,992

Interest sensitive and index product benefits	$178,803	$103,542	$303,035
Market risk benefits (gains) losses	36,450	406,141	28,884
Change in fair value of embedded derivatives	34,310	81,907	(76,915)
Other operating costs and expenses	16,653	18,318	16,440
	$266,216	$609,908	$271,444
Consolidated Statements of Cash Flows
Annuity deposits	$(2,204,329)	$(982,176)	$(424,819)
Cash payments to policyholders	1,752,951	1,029,667	984,260
	$(451,378)	$47,491	$559,441
We calculate estimated losses on reinsurance recoverable balances by determining an expected loss ratio. The expected loss ratio is based on industry historical loss experience and expected recovery timing adjusted for certain current and forecasted environmental factors management believes to be relevant. Estimated losses related to our reinsurance recoverable balances were $1.1 million and $8.7 million as of December 31, 2023 and 2022, respectively.
We monitor concentration of reinsurance risk with third party reinsurers as well as financial strength ratings of our reinsurers.
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
We paid a quarterly risk charge based on the pretax statutory benefit as of the end of each calendar quarter. Risk charges attributable to our 2019 agreement with Hannover were $33.1 million during 2021. Effective October 1, 2021, we recaptured the 2019 Hannover agreement.
Intercompany Reinsurance Agreements
Effective October 1, 2021, American Equity Life entered into a reinsurance agreement with AEL Re Vermont, its wholly-owned captive reinsurance company, to cede a portion of lifetime income benefit rider payments in excess of policy fund values and additional collateral contributed by American Equity Life on a funds withheld basis (the "AEL Re Vermont Agreement"). In connection with the agreement, AEL Re Vermont entered into an excess of loss ("XOL") reinsurance agreement with Hannover to retrocede the lifetime income benefit rider payments in excess of the policy fund values ceded under the AEL Re Vermont Agreement after the funds withheld account balance is exhausted, subject to a limit. AEL Re Vermont is permitted to carry the Hannover XOL treaty as an admitted asset on the AEL Re Vermont statutory balance sheet. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP. AEL Re Vermont incurred risk charges of $11.4 million, $11.7 million, and $2.8 million during the years ended December 31, 2023, 2022, and 2021 respectively, in relation to this XOL agreement with Hannover. The risk charges are included in Other operating costs and expenses in the Consolidated Statements of Operations.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective December 31, 2021, American Equity Life executed a coinsurance agreement with AEL Re Bermuda Ltd, an affiliated Bermuda reinsurer, wholly-owned by the Company, to reinsure a quota share of fixed index annuities issued from January 1, 1997 through December 31, 2007. The treaty is maintained on a funds withheld basis.
Effective October 1, 2023, American Equity Life entered into a reinsurance agreement with AEL Re Vermont II, its wholly-owned captive reinsurance company, to cede both in-force and ongoing flow of lifetime income benefit rider payments in excess of policy fund values and additional collateral contributed by American Equity Life on a funds withheld basis (the "VT II Agreement"). In connection with the agreement, AEL Re Vermont II entered into an excess of loss reinsurance agreement (the "Canada Life XOL treaty") with Canada Life to retrocede the lifetime income benefit rider payments in excess of the policy fund values ceded under the Vermont II Agreement after the funds withheld account balance is exhausted, subject to a limit. AEL Re Vermont II is permitted to carry the XOL treaty as an admitted asset on the AEL Re Vermont II statutory balance sheet. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP. AEL Re Vermont II incurred risk charges of $0.9 million during the year ended December 31, 2023, in relation to this XOL agreement with Canada Life Reinsurance. The risk charges are included in Other operating costs and expenses in the Consolidated Statements of Operations.
All intercompany balances have been eliminated in the preparation of the accompanying financial statements.
10.  Income Taxes
We file consolidated federal income tax returns that include all of our wholly-owned subsidiaries. Our income tax expense as presented in the consolidated financial statements is summarized as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Consolidated statements of operations:
Current income taxes	$16,998	$20,209	$332
Deferred income taxes	68,135	490,926	149,431
Total income tax expense included in consolidated statements of operations	85,133	511,135	149,763
Stockholders' equity:
Expense (benefit) relating to:
Changes in other comprehensive income	203,640	(1,843,635)	207,353
Total income tax expense included in consolidated financial statements	$288,773	$(1,332,500)	$357,116
Income tax expense in the consolidated statements of operations differed from the amount computed at the applicable statutory federal income tax rates of 21% for the years ended December 31, 2023, 2022, and 2021 as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Income before income taxes	$297,052	$2,431,712	$702,786

Income tax expense on income before income taxes	$62,381	$510,660	$147,585
Tax effect of:
State income taxes	2,570	2,564	5,239
Tax exempt net investment income	(632)	(4,065)	(4,715)
Non-deductible compensation	20,393	1,182	1,062
Other	421	794	592
Income tax expense	$85,133	$511,135	$149,763
Effective tax rate	28.7%	21.0%	21.3%

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income tax assets or liabilities are established for temporary differences between the financial reporting amounts and tax bases of assets and liabilities that will result in deductible or taxable amounts, respectively, in future years. The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2023 and 2022, are as follows:

	December 31,
	2023	2022
	(Dollars in thousands)
Deferred income tax assets:
Net unrealized losses on available for sale fixed maturity securities	$788,236	$1,063,441
Investment income items	425,940	—
Amounts due reinsurer	1,208,471	1,030,759
Other policyholder funds	—	358
Deferred compensation	1,521	3,866
Share-based compensation	2,828	422
Net operating loss carryforwards	106,502	50,913
Capital loss carryforwards	38,916	—
Other	15,835	71,417
Gross deferred tax assets	2,588,249	2,221,176
Deferred income tax liabilities:
Deferred policy acquisition costs and deferred sales inducements	(1,095,569)	(976,103)
Derivative instruments	(217,220)	(145,785)
Policy benefit reserves	(1,114,394)	(612,454)
Investment income items	—	(28,778)
Other	(8,414)	(19,622)
Gross deferred tax liabilities	(2,435,597)	(1,782,742)
Net deferred income tax asset	$152,652	$438,434
Included in deferred income taxes is the expected income tax benefit attributable to unrealized losses on available for sale fixed maturity securities. There is no valuation allowance provided for the deferred income tax asset attributable to unrealized losses on available for sale fixed maturity securities. We have the intent and ability to hold these securities to maturity or recovery of value, whichever is sooner. Realization of our deferred income tax assets is more likely than not based on expectations as to our future taxable income and considering all other available evidence, both positive and negative. Therefore, no valuation allowance against deferred income tax assets has been established as of December 31, 2023 and 2022.
There were no material income tax contingencies requiring recognition in our consolidated financial statements as of December 31, 2023. Our tax returns are subject to audit by various federal, state and local tax authorities. The Company's income tax returns are subject to examination by the IRS and state tax authorities, generally for three years after they are due or filed, whichever is later. Tax years ended before December 31, 2019 are no longer open to examination by the IRS.
At December 31, 2023 and 2022, we had federal net operating losses of $506.8 million and $170.5 million, respectively, primarily related to a reinsurance transaction that occurred in 2023. The federal net operating losses are carried forward indefinitely. Additionally, at December 31, 2023 and 2022, we had $185.3 million and $45.7 million, respectively, of capital loss carryforwards for federal income tax purposes that can be carried forward for five years.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Notes and Loan Payable
Notes and loan payable includes the following:

	December 31,
	2023	2022
	(Dollars in thousands)
Senior notes due 2027
Principal	$500,000	$500,000
Unamortized debt issue costs	(2,353)	(2,960)
Unamortized discount	(142)	(178)
Term loan due 2027
Original Principal	300,000	300,000
Principal paydown	(11,250)	(3,750)
Unamortized debt issue costs	(812)	(1,039)
	$785,443	$792,073
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
12.  Subordinated Debentures
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
Following is a summary of subordinated debt obligations to the trusts at December 31, 2023 and 2022:

	December 31,
	2023	2022	Interest Rate	Due Date
	(Dollars in thousands)
American Equity Capital Trust II	$79,107	$78,753	5%	June 1, 2047
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Retirement and Share-based Compensation Plans
We have adopted a contributory defined contribution plan which is qualified under Section 401(k) of the Internal Revenue Code. The plan covers substantially all of our full-time employees subject to minimum eligibility requirements. Employees can contribute a percentage of their annual salary (up to a maximum annual contribution of $22,500 in 2023, $20,500 in 2022 and $19,500 in 2021) to the plan. We contribute an additional amount, subject to limitations, based on the voluntary contribution of the employee. Further, the plan provides for additional employer contributions based on the discretion of the Board of Directors. Plan contributions charged to expense were $4.0 million, $3.3 million and $2.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table summarizes compensation expense recognized for employees and directors as a result of share-based compensation:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
ESOP	$5,438	$4,152	$3,377
Employee Incentive Plans	39,234	14,454	22,886
Director Equity Plans	1,231	1,053	1,262
	$45,903	$19,659	$27,525
ESOP
The principal purpose of the American Equity Investment Employee Stock Ownership Plan ("ESOP") is to provide each eligible employee with an equity interest in us. Employees become eligible once they have completed a minimum of six months of service. Employees become 100% vested after two years of service. Our contribution to the ESOP is determined by the Board of Directors.
Employee Incentive Plans
During 2023, the 2023 Equity Incentive Plan ("2023 Plan") was approved which authorized the issuance of up to 3,000,000 shares of our Common stock in the form of grants of options, stock appreciation rights, restricted stock units and restricted stock awards. The 2023 Plan allows for awards to be granted to employees and members of the Board of Directors of the Company. At December 31, 2023, we had 2,961,678 shares of common stock available for future grant under the 2023 Plan.
During 2020, the 2016 Employee Incentive Plan ("2016 Plan") was amended and renamed the American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan ("Amended Plan"). The Amended Plan increased the number of shares of Common stock reserved for issuance by 3,000,000 shares to 5,500,000 shares of our Common stock which may be issued in the form of grants of options, stock appreciation rights, restricted stock awards and restricted stock units. In addition, the Amended Plan allows for awards to be granted to members of the Board of Directors of the Company. At December 31, 2023, we had no shares of common stock available for future grant under the Amended Plan.
We have a long-term performance incentive plan under which certain members of our management team are granted performance-based restricted stock units pursuant to the Amended Plan. During 2023, 2022 and 2021, we granted 267,175, 229,880 and 186,091 restricted stock units under these plans, respectively. Vesting is tied to threshold, target and maximum performance goals for the three year periods ending December 31, 2025, December 31, 2024, and December 31, 2023, respectively. Fifty percent of the restricted stock units will vest if we meet threshold goals, 100% of the restricted stock units will vest if we meet target performance goals and 200% of the restricted stock units will vest if we meet maximum performance goals. Compensation expense is recognized over the three year vesting period based on the likelihood of meeting threshold, target and maximum goals. Restricted stock units that ultimately vest are payable in an equal number of shares of our common stock. Restricted stock units are accounted for as equity awards and the estimated fair value of restricted stock units is based upon the closing price of our common stock on the date of grant. In December 2023, the 2021 performance-based restricted stock units for certain employees were settled in cash. The cash settlement was based on the number of units earned based on actual level of performance for the three year period multiplied by the closing price of the Company's common stock on December 20, 2023. There were a total of 201,168 performance-based restricted stock units settled in cash. The amount paid in cash for these units was accounted for as a reduction to additional paid in capital.
During 2023, 2022 and 2021 we granted 169,196, 159,494 and 199,597, respectively, time-based restricted stock units to employees under the Amended Plan. These grants vest one to three years following the grant date provided the participant remains employed with us. Shares will vest early upon an employee reaching 65 years of age with 10 years of service with us. Compensation expense is recognized over the vesting period. Restricted stock units that ultimately vest are payable in an equal number of shares of our common stock. Restricted stock units are accounted for as equity awards and the estimated fair value of restricted stock units is based upon the closing price of our common stock on the date of grant.
During 2023 and 2022 we granted no options and during 2021 we granted 391,553 options to employees under the Amended Plan at an exercise price equal to the fair market value of our common stock on the date of grant. These options vest over a period of one to five years and expire 10 years after the grant date. Compensation expense is recognized over the vesting period.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2022, a new incentive plan was approved under which certain members of management are awarded an initial cash grant that can accumulate additional value based on the performance of certain private asset investments during the vesting period. The cash grant cliff vests after three years. Plan participants must remain employed during the three-year vesting period to earn the award. The award may continue to grow in value subsequent to the three-year vesting period, assuming the plan participant remains employed by the Company. Plan participants can elect either a lump sum cash payout or annual cash installments over time (up to 15 years). There was $4.0 million and $6.7 million of compensation expense recognized for the year ended December 31, 2023 and 2022, respectively, for these awards.
During 2022, a strategic incentive award was approved under the Amended Plan in which the Chief Executive Officer has the opportunity to earn the value of up to 1.2 million shares of AEL common stock based upon attainment of specified significant sustained increases in AEL's common stock price on or before December 31, 2027. The award has four tranches with a share value objective for each tranche based on AEL's 30-day volume weighted average common stock price. Fifty percent of each tranche is paid in shares of AEL common stock, subject to a stay requirement up to two years, and fifty percent of each tranche is paid in cash upon attainment of the share value objective. The portion of the award payable in shares is accounted for as an equity award, and the portion of the award payable in cash is accounted for as a liability award. The fair value of both the equity award and liability award were calculated using a Monte Carlo simulation. Compensation expense is recognized over a service period which is the longer of the stay requirement, where applicable, or a derived service period calculated using a Monte Carlo simulation. There was $40.2 million and $4.2 million of compensation expense recognized for the years ended December 31, 2023 and 2022, respectively, for this award.
During 2021, we granted 855,052 performance-based options ("Performance Options") to employees under the Amended Plan at an exercise price equal to the fair market value of our common stock on the date of grant. These Performance Options vest based upon the timing of meeting the market condition of a 30-day volume weighted average common stock price of $37.00 per common share. Fifty percent of the Performance Options granted vest upon the later of: (i) the market condition noted above being met; and (ii) the one year anniversary of the Grant Date. The remaining fifty percent of the Performance Options granted vest on the one year anniversary of the vesting of the initial fifty percent of the Performance Options. The market condition for these performance options was met on January 4, 2022. Compensation expense for the Performance Options is recognized over the requisite service period.
Director Equity Plans
During 2023, 2022 and 2021, we issued 30,419, 32,409 and 39,273 shares of common stock under the 2023 Plan or the Amended Plan to our Directors, all of which are restricted stock, and which vest on the earlier of the next annual meeting date or one year from the grant date provided the individual remains a Director during that time period.
Stock Options
Changes in the number of stock options granted to employees outstanding during the years ended December 31, 2023, 2022 and 2021 are as follows:

	Number of Shares	Weighted-Average Exercise Price per Share	Total Exercise Price
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2021	1,257,917	$25.10	$31,576
Granted	1,246,605	29.15	36,336
Canceled	(146,803)	25.44	(3,735)
Exercised	(295,000)	22.88	(6,749)
Outstanding at December 31, 2021	2,062,719	27.84	57,428
Granted	—	—	—
Canceled	(102,143)	27.49	(2,808)
Exercised	(173,782)	24.59	(4,273)
Outstanding at December 31, 2022	1,786,794	28.18	50,347
Granted	—	—	—
Canceled	(4,864)	28.37	(138)
Exercised	(1,090,419)	28.42	(30,990)
Outstanding at December 31, 2023	691,511	27.79	$19,219

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding at December 31, 2023:

	Stock Options Outstanding			Stock Options Vested
Range of Exercise Prices	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share	Number of Awards	Remaining Life (yrs)	Weighted-Average Exercise Price Per Share
$21.89 - $26.72	234,148	6.79	$26.41	184,148	6.99	$26.34
$27.05 - $32.35	457,363	7.14	28.50	355,736	7.12	28.61
$21.89 - $32.35	691,511	7.02	27.79	539,884	7.07	27.83
The aggregate intrinsic value for stock options outstanding and vested awards was $19.4 million and $15.1 million, respectively, at December 31, 2023. For the years ended December 31, 2023, 2022 and 2021, the total intrinsic value of options exercised by officers, directors and employees was $29.9 million, $3.7 million and $1.2 million, respectively. Intrinsic value for stock options is calculated as the difference between the exercise price of the underlying awards and the price of our common stock as of the reporting date. Cash received from stock options exercised for the years ended December 31, 2023, 2022 and 2021 was $31.0 million, $4.3 million and $6.7 million, respectively.
14.  Statutory Financial Information and Dividend Restrictions
Statutory accounting practices prescribed or permitted by regulatory authorities for our life insurance subsidiaries differ from GAAP. Net income (loss) for our primary life insurance subsidiary as determined in accordance with statutory accounting practices was as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
American Equity Life	$(93,007)	$151,857	$(863,818)
Statutory capital and surplus for our primary life insurance subsidiary was as follows:

	December 31,
	2023	2022
	(Dollars in thousands)
American Equity Life	$3,730,940	$3,692,602
American Equity Life is domiciled in the State of Iowa and is regulated by the Iowa Insurance Division. In some instances, the Iowa Insurance Division has adopted prescribed or permitted statutory accounting practices that differ from the required accounting outlined in National Association of Insurance Commissioners ("NAIC") Statutory Accounting Principles ("SAP"). For the year ended December 31, 2023, American Equity Life's use of the prescribed statutory accounting practice related to its accounting for call option derivative instruments and fixed index annuity reserves resulted in lower statutory capital and surplus of $140.0 million relative to NAIC SAP. For the year ended December 31, 2022, American Equity Life's use of the same prescribed statutory accounting practice resulted in higher statutory capital and surplus of $83.0 million. We purchase call options to hedge the growth in interest credited on fixed index products. The Iowa Insurance Division allows an insurer to elect (1) to use an amortized cost method to account for such call options and (2) to use a fixed index annuity reserve calculation methodology under which call options associated with the current index interest crediting term are valued at zero.
Prior approval of regulatory authorities is required for the payment of dividends to the parent company by American Equity Life which exceed an annual limitation. American Equity Life may pay dividends without prior approval, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) net gain from operations before net realized capital gains/losses for the preceding calendar year or, (2) 10% of the American Equity Life's surplus at the preceding year-end. The amount of dividends permitted to be paid by American Equity Life to its parent company without prior approval of regulatory authorities is $373.1 million as of December 31, 2023. In January 2024, a $320.0 million dividend was approved and paid by American Equity Life to the Company.
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

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.  Commitments and Contingencies
We lease our office spaces and certain equipment under various operating leases. Rent expense for the years ended December 31, 2023, 2022 and 2021 totaled $6.3 million, $5.2 million and $3.8 million, respectively. At December 31, 2023, the aggregate future minimum lease payments are $24.8 million. The following represents payments due by period for operating lease obligations as of December 31, 2023 (dollars in thousands):

Year Ending December 31:
2024	$4,155
2025	4,037
2026	3,590
2027	2,014
2028	2,125
2029 and thereafter	8,888
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
In addition to our commitments to fund mortgage loans, we have unfunded commitments at December 31, 2023 to limited partnerships of $559.4 million and fixed maturity securities of $1.2 billion.
Through our FHLB membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of December 31, 2023, we had no FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.  Earnings Per Common Share and Stockholders' Equity
Earnings Per Common Share
The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands, except per share data)
Numerator:
Net income available to common stockholders - numerator for earnings per common share	$166,855	$1,876,544	$509,348

Denominator:
Weighted average common shares outstanding	79,476,080	90,558,121	93,860,378
Effect of dilutive securities:
Stock options and deferred compensation agreements	546,204	523,248	271,422
Restricted stock and restricted stock units	929,986	456,759	359,359
Denominator for earnings per common share - assuming dilution	80,952,270	91,538,128	94,491,159

Earnings per common share	$2.10	$20.72	$5.43
Earnings per common share - assuming dilution	$2.06	$20.50	$5.39
There were no options to purchase shares of our common stock outstanding excluded from the computation of diluted earnings per common share during the years ended December 31, 2023, 2022 and 2021, as the exercise price of all options outstanding was less than the average market price of our common shares for those periods.
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
Dividends on the Series A and Series B preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the first day of March, June, September and December of each year, commencing on March 1, 2020 for Series A and on December 1, 2020 for Series B. For the years ended December 31, 2023, 2022, and 2021, we paid dividends totaling $23.8 million, $23.8 million, and $23.8 million, respectively, for Series A preferred stock and $19.9 million, $19.9 million, and $19.9 million, respectively, for Series B preferred stock. The Series A and Series B preferred stock rank senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference. The Series A and Series B preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions.
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
From the 2020 inception of the share repurchase program through December 31, 2023, we have repurchased approximately 31.2 million shares of our common stock at an average price of $35.21 per common share, including 2.4 million shares repurchased during the year ended December 31, 2023. As of December 31, 2023, we had $276 million remaining under our share repurchase program.
Treasury Stock
As of December 31, 2023, we held 30,765,023 shares of treasury stock with a carrying value of $1.0 billion. As of December 31, 2022, we held 24,590,353 shares of treasury stock with a carrying value of $823.1 million.

Schedule I—Summary of Investments—
Other Than Investments in Related Parties

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

December 31, 2023

Column A	Column B	Column C	Column D
Type of Investment	Amortized Cost (1)	Fair Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturity securities:
Available for sale:
U.S. Government and agencies	$172,683	$171,141	$171,141
States, municipalities and territories	3,654,571	3,098,940	3,098,940
Foreign corporate securities and foreign governments	563,890	493,739	493,739
Corporate securities	23,036,862	20,603,416	20,603,416
Residential mortgage backed securities	1,503,639	1,402,501	1,402,501
Commercial mortgage backed securities	3,405,647	2,952,547	2,952,547
Other asset backed securities	6,200,170	6,058,198	6,058,198
Total fixed maturity securities	38,537,462	34,780,482	34,780,482
Mortgage loans on real estate	7,537,594	7,047,993	7,537,594
Real estate investments	1,368,275	1,334,247	1,334,247
Derivative instruments	522,387	1,207,288	1,207,288
Limited partnerships and limited liability companies	1,089,591		1,089,591
Other investments	2,275,221		2,277,822
Total investments	$51,330,530		$48,227,024
(1)On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturity securities and short-term investments, unpaid principal balance less allowance for credit losses for mortgage loans, original cost reduced by impairments and/or depreciation for real estate investments, original cost reduced by pro rata amortization for derivative instruments and original cost adjusted for equity in earnings and distributions for limited partnerships and limited liability companies.

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$557,731	$531,347
Equity securities of subsidiary trusts	2,373	2,360
Receivable from subsidiaries	2,092	8,868
Notes receivable from subsidiaries	—	85,654
Federal income tax recoverable, including amount from subsidiaries	135,238	267,076
Other assets	47,585	33,990
	745,019	929,295
Investment in and advances to subsidiaries	3,558,395	2,617,873
Total assets	$4,303,414	$3,547,168

Liabilities and Stockholders' Equity
Liabilities:
Notes and loan payable	$785,443	$792,073
Subordinated debentures payable to subsidiary trusts	79,107	78,753
Deferred income taxes	323,855	268,639
Intercompany payable	26,384	522
Other liabilities	65,365	57,664
Total liabilities	1,280,154	1,197,651
Stockholders' equity:
Preferred stock, Series A	16	16
Preferred stock, Series B	12	12
Common stock	79,338	84,810
Additional paid-in capital	1,071,103	1,325,316
Accumulated other comprehensive loss	(2,979,657)	(3,746,230)
Retained earnings	4,852,448	4,685,593
Total stockholders' equity attributable to American Equity Investment Life Holding Company	3,023,260	2,349,517
Total liabilities and stockholders' equity	$4,303,414	$3,547,168

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Net investment income	$24,469	$6,733	$114
Dividends from subsidiary trusts	165	155	159
Dividends from subsidiaries	—	325,000	250,000
Investment advisory fees	93,005	110,094	126,643
Surplus note interest from subsidiary	4,274	4,080	4,080
Other revenue	31,049	19,153	8,511
Total revenues	152,962	465,215	389,507

Expenses:
Interest expense on notes and loan payable	45,890	32,098	25,581
Interest expense on subordinated debentures issued to subsidiary trusts	5,355	5,331	5,324
Other operating costs and expenses	133,831	114,792	72,435
Total expenses	185,076	152,221	103,340
Income (loss) before income taxes and equity in undistributed income of subsidiaries	(32,114)	312,994	286,167
Income tax expense (benefit)	(112,986)	(1,067)	11,565
Income before equity in undistributed income of subsidiaries	80,872	314,061	274,602
Equity in undistributed income of subsidiaries	129,658	1,606,158	278,421
Net income available to American Equity Investment Life Holding Company stockholders	210,530	1,920,219	553,023
Less: Preferred stock dividends	43,675	43,675	43,675
Net income available to American Equity Investment Life Holding Company common stockholders	$166,855	$1,876,544	$509,348

See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income available to American Equity Investment Life Holding Company stockholders	$210,530	$1,920,219	$553,023
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	2,655	4,925	1,232
Accrual of discount on equity security	(13)	(7)	(10)
Equity in undistributed income of subsidiaries	(129,658)	(1,606,158)	(278,421)
Non cash dividend from subsidiaries	—	—	(80,000)
Accrual of discount on debenture issued to subsidiary trust	354	332	309
Share-based compensation	6,425	6,023	10,235
Deferred income taxes	55,216	45,335	222,714
Changes in operating assets and liabilities:
Receivable from subsidiaries	6,776	(6,085)	(365)
Federal income tax recoverable/payable	131,838	(49,902)	(222,569)
Other assets	(7,978)	(16,363)	(5,054)
Other liabilities and intercompany payable	33,563	21,687	21,819
Net cash provided by operating activities	309,708	320,006	222,913

Investing activities
Change in notes receivable from subsidiaries	85,654	79,346	(165,000)
Contribution to subsidiaries	(21,420)	(137,002)	—
Purchases of property, plant and equipment	(7,402)	(1,432)	(12,642)
Net cash provided by (used in) investing activities	56,832	(59,088)	(177,642)

Financing activities
Financing fees incurred and deferred	—	(1,235)	—
Repayment of loan payable	(7,500)	(3,750)	—
Proceeds from issuance of loan payable	—	300,000	—
Proceeds from issuance of common stock	20,420	253,978	4,844
Acquisition of treasury stock	(309,401)	(566,567)	(99,415)
Dividends paid on common stock	—	(30,567)	(31,450)
Dividends paid on preferred stock	(43,675)	(43,675)	(43,675)
Net cash used in financing activities	(340,156)	(91,816)	(169,696)
Increase (decrease) in cash and cash equivalents	26,384	169,102	(124,425)
Cash and cash equivalents at beginning of year	531,347	362,245	486,670
Cash and cash equivalents at end of year	$557,731	$531,347	$362,245

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest on notes and loan payable	$45,020	$31,288	$25,000
Interest on subordinated debentures	5,000	5,000	5,000
See accompanying note to condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II—Condensed Financial Information of Registrant (Continued)
AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY (PARENT COMPANY)
Note to Condensed Financial Statements
December 31, 2023

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
See Note 11 - Notes and Loan Payable and Note 12 - Subordinated Debentures to our audited consolidated financial statements in this Form 10-K for a description of the Parent Company's notes payable and subordinated debentures payable to subsidiary trusts.

Schedule III—Supplementary Insurance Information

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable
	(Dollars in thousands)
As of December 31, 2023: Life insurance	$3,070,280	$60,901,641	$—	$188,856
As of December 31, 2022: Life insurance	$2,773,643	$58,781,836	$—	$512,790
As of December 31, 2021: Life insurance	$3,062,204	$62,614,822	$—	$226,844

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses
	(Dollars in thousands)
For the year ended December 31, 2023: Life insurance	$327,463	$2,272,798	$1,920,938	$279,700	$352,826
For the year ended December 31, 2022: Life insurance	$250,093	$2,307,463	$(1,582,537)	$284,011	$276,955
For the year ended December 31, 2021: Life insurance	$300,833	$2,037,475	$2,139,045	$306,370	$272,787
See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV—Reinsurance

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2023
Life insurance in force, at end of year	$40,943	$4,462	$40,848	$77,329	52.82%
Insurance premiums and other considerations:
Annuity product charges	$398,050	$82,554	$—	$315,496	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	11,868	44	143	11,967	1.19%
	$409,918	$82,598	$143	$327,463	0.04%
Year ended December 31, 2022
Life insurance in force, at end of year	$44,003	$4,761	$43,607	$82,849	52.63%
Insurance premiums and other considerations:
Annuity product charges	$279,447	$49,093	$—	$230,354	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	19,660	91	170	19,739	0.86%
	$299,107	$49,184	$170	$250,093	0.07%
Year ended December 31, 2021
Life insurance in force, at end of year	$48,943	$5,131	$46,119	$89,931	51.28%
Insurance premiums and other considerations:
Annuity product charges	$262,982	$20,351	$—	$242,631	—
Traditional life, accident and health insurance, and life contingent immediate annuity premiums	58,150	117	169	58,202	0.29%
	$321,132	$20,468	$169	$300,833	0.06%

See accompanying Report of Independent Registered Public Accounting Firm.