Form 10-K/A
period 2023-12-31
AMERICAN EQUITY INVESTMENT LIFE HOLDING CO
filed 2024-04-29
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
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
Shares of common stock outstanding as of April 1, 2024: 79,572,172
Documents incorporated by reference: None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of American Equity Investment Life Holding Company (the “Company”) for the year ended December 31, 2023 that was originally filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024 (the “Original Filing”). This Amendment is being filed primarily for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K.
This information was previously omitted from the Original Filing in reliance on SEC general instructions to Form 10-K, which permits the information in the above referenced items to be incorporated in a Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after a company’s fiscal year end. We are filing this Amendment to include Part III information in the Original Filing because our definitive proxy statement containing this information will not be filed before that date. As such, this Amendment hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Filing as well as the Form 10-K cover page (solely to update the number of Common Shares outstanding to April 1, 2024 and to remove the statement that information is being incorporated by reference from subsequent disclosure to be filed within 120 days after December 31, 2023).
In accordance with the rules and regulations promulgated by the SEC, Item 15 of Part IV has been supplemented to include currently dated certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
We have made no substantive changes to the Original Filing other than those noted above. Capitalized terms used but not defined in this Amendment shall have the meanings given to them in the Original Filing.
Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Filing unless noted otherwise in this Amendment. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. This Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY
FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2023

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board Composition
The directors and their ages, occupations, length of service of our board of directors, and committee assignments as of April 1, 2024 are as follows:
Class I Directors:
Anant Bhalla, 45, has served as a director since January 2020. Effective January 27, 2020, Mr. Bhalla was appointed our President, and effective March 1, 2020, he was appointed our Chief Executive Officer (CEO). Prior to that, Mr. Bhalla was a partner of Bhalla Capital Partners, a private capital and asset management firm, from March 2019 to January 2020. From 2016 until 2019, he served as Executive Vice President and Chief Financial Officer of Brighthouse Financial, Inc., an insurance and financial services company. From 2014 until 2016, he served as Chief Financial Officer of Retail Business for MetLife, an insurance and financial services company. Prior to MetLife, Mr. Bhalla served in numerous senior roles including Chief Risk Officer, Treasurer, and other management roles at Fortune 500 companies, including American International Group, Lincoln National Corporation, and Ameriprise Financial Services. Mr. Bhalla is also a director of the Greater Des Moines Partnership, an economic and community development organization; USL Pro Iowa, a professional sports organization; and Kadenze Inc., an educational technology company. Our Board of Directors concluded that Mr. Bhalla should serve as a director in light of his expertise in insurance and financial services, strategy and execution, risk management, talent management and development, finance and accounting, investment management, entrepreneurship, technology and cybersecurity, brand and marketing, regulation, and public company leadership, as well as knowledge of our Company and strategy. Committee assignments: None.
Alan D. Matula, 63, has served as a director since December 2015. He serves as the Chief Executive Officer, member of the board of directors, and member of each of the Audit and Compensation committees of Weber, Inc., a barbecue grill and accessories manufacturer, and has served as the Chief Information Officer of Weber-Stephen Products LLC, a privately owned company that manufactures charcoal, gas and electric outdoor grills and accessories, since December 2015. Mr. Matula worked for the Royal Dutch Shell plc organization, an energy company, for over 30 years. During that time, he served in various information technology capacities for the parent company and several of its subsidiaries, including Chief Information Officer for Royal Dutch Shell plc from 2006 to 2015. Our Board of Directors concluded that Mr. Matula should serve as a director in light of his expertise in strategy and execution, risk management, finance and accounting, technology and cybersecurity, brand and marketing, regulation, and public company leadership, as well as knowledge of our Company and strategy. Committee assignments: Audit and Risk Management Committee, and Nominating and Corporate Governance Committee.
Gerard D. Neugent, 72, has served as a director since 2010. Mr. Neugent is an officer, director, manager, and an (indirect) less than 5% owner of Knapp Properties, LC, a property management business, since 2017; a manager, member and indirect member (through a trust) of William C. Knapp, LC, a real estate owner and developer, since 2008; and a manager of West Lake Properties LC, a property owner. He served Knapp Properties, Inc., a real estate development, management and brokerage business, as Chief Executive Officer from 2014 until 2020, as President from 2014 until 2017, and as President and Chief Operating Officer from 1993 until 2014; his primary duties there included real estate transactions, development and management. Mr. Neugent received his law degree from Drake University. Our Board of Directors concluded that Mr. Neugent should serve as a director in light of his expertise in strategy and execution, risk management, talent management and development, finance and accounting, investment management, entrepreneurship, regulation, and public company leadership, as well as knowledge of our Company and strategy. Committee assignments: Compensation and Talent Management Committee, Investment Committee, and Nominating and Corporate Governance Committee (Vice Chair).
Class II Directors:
Joyce A. Chapman, 79, has served as a director since 2008. She worked for over 35 years with West Bank, West Des Moines, Iowa until her retirement in 2006. While at West Bank, Ms. Chapman served in various capacities related to bank administration and operations. Ms. Chapman served as a director for West Bank and West Bancorporation, Inc., a banking and trust services business, from 1975 until her retirement from its board in 2018. Ms. Chapman has served in numerous positions of leadership in philanthropic and banking industry organizations, including most recently as director of the Community Foundation of Greater Des Moines. Our Board of Directors concluded that Ms. Chapman should serve as a director in light of her expertise in insurance and financial services, strategy and execution, talent management and development, finance and accounting, brand and marketing, and public company leadership, as well as knowledge of our Company and strategy. Committee Assignments: Compensation and Talent Management Committee (Chair), and Nominating and Corporate Governance Committee.

Michael E. Hayes, 53, has served as a director since April, 2023. Mr. Hayes served in the U.S. Navy for 20 years, including over two years commanding a SEAL team. His commendations include the Bronze Star Medal for valor in combat in Iraq, the Bronze Star for his service in Afghanistan, and the Defense Superior Service Medal from the White House where he served as Director of Defense Policy and Strategy at the National Security Council and as a White House Fellow. Following his retirement from the Navy, Mr. Hayes served investment firm Bridgewater Associates in chief of staff and chief operating officer roles from July 2013 to January 2017. He served as senior vice president and head of strategic operations at technology services firm Cognizant Technology Solutions Corporation from January 2017 to October 2020, where he had profit-and-loss responsibility for services to global financial services clients. In October 2020, Mr. Hayes became chief operating officer of software company VMware, Inc. Our Board of Directors concluded that Mr. Hayes should serve as a director in light of his expertise in insurance and financial services, strategy and execution, risk management, talent management and development, investment management, entrepreneurship, technology and cybersecurity, and public company leadership. Committee assignments: None.
Robert L. Howe, 81, has served as a director since 2005. He served the State of Iowa Insurance Division, the state's insurance regulator, from 1964 to 2002 in various capacities. He was named Deputy Commissioner and Chief Examiner in 1985 and served in that position until his retirement in 2002. During this time, Mr. Howe was responsible for the financial oversight of 220 domestic insurance companies. Since his retirement, Mr. Howe has been a self-employed insurance consultant. Mr. Howe served as a director of EMC National Life Company, from 2003 until 2007, and, from 2007 until 2018, as a director of EMC Insurance Group, an insurance organization. He also served as the designated financial expert on the board of directors of EMC Insurance Group. Mr. Howe is a certified financial examiner, certified insurance examiner, certified government financial manager and accredited insurance receiver. Our Board of Directors concluded that Mr. Howe should serve as a director in light of his expertise in insurance and financial services, strategy and execution, finance and accounting, investment management, regulation, and public company leadership, as well as knowledge of our Company and strategy. Committee assignments: Audit and Risk Management Committee, and Investment Committee.
William R. Kunkel, 67, has served as a director since June 2016. He served as General Counsel of the Archdiocese of Chicago, a religious organization, from November 2016 until July 31, 2020. From 2012 through April 1, 2016, he served as our Executive Vice President, Legal and General Counsel. Prior to joining us, Mr. Kunkel was a partner at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP for over 25 years, where he focused his practice on mergers and acquisitions, corporate finance and other corporate governance and securities matters. Mr. Kunkel is also the director of two educational not-for-profit organizations, the Cristo Rey Institute and the Cristo Rey Orange County High School. Our Board of Directors concluded that Mr. Kunkel should serve as a director in light of his expertise in insurance and financial services, strategy and execution, risk management, talent management and development, regulation, and public company leadership, as well as knowledge of our Company and strategy. Committee assignments: None.
Class III Directors:
Brenda J. Cushing, 59, has served as a director since March 2017. Ms. Cushing has been an independent insurance consultant since August 2015. From August 2014 to August 2015, Ms. Cushing served as Executive Vice President and Chief Financial Officer of Athene Holding Ltd., a retirement services company, and from October 2013 to August 2014, Ms. Cushing served as Executive Vice President and Chief Financial Officer of Athene USA Corporation, a subsidiary of Athene Holding Ltd. From 2008 until its acquisition by Athene Holding Ltd. in 2013, Ms. Cushing served as Executive Vice President and Chief Financial Officer of Aviva USA Corporation, a diversified financial company that offered long-term savings, insurance and retirement income products. Ms. Cushing is a certified public accountant (inactive) and has been involved in the insurance industry for over 30 years. Ms. Cushing was elected to the board of directors of MercyOne Des Moines (a medical center and hospital not-for-profit) in July 2015, and currently serves as a director and member of the Governance Committee; Bankers Trust (a bank) in January 2018, and currently serves as a director and chair of the Audit Committee; and Merchants Bonding Company (a surety bond company) in April 2020, and currently services as a director, chair of the Audit Committee, and member of the Compensation Committee. Ms. Cushing also serves as the Chief Financial Officer of LTC Reinsurance PCC on a consulting basis. Our Board of Directors concluded that Ms. Cushing should serve as a director in light of her expertise in insurance and financial services, strategy and execution, risk management, talent management and development, finance and accounting, regulation, and public company leadership, as well as knowledge of our Company and strategy. Committee assignments: Audit and Risk Management Committee (Chair), Compensation and Talent Management Committee.
Douglas T. Healy, 59, has served as a director since September 2020. Mr. Healy serves as an independent director, and was previously a member of the risk management committee (term ended in September 2023), of Varagon Capital Partners, an asset manager that lends directly to middle market companies, and is a principal of Sunset Ridge Advisors, LLC, a consultancy helping non-profits with challenges of poverty, access to education and healthcare in the developing world. Prior to his current activities, Mr. Healy had more than 30 years of senior leadership experience at major financial and asset management firms including Credit Suisse, AXA Investment Managers and CS First Boston. He has a deep knowledge of the insurance industry, investment strategy, and asset allocation. Mr. Healy is a Chartered Financial Analyst and also serves as Director and Treasurer of The Eagle Academy Foundation. Our Board of Directors concluded that Mr. Healy should serve as a director in light of his expertise in insurance and financial services, strategy and execution, risk management, finance and accounting, investment management, regulation, and public company leadership, as well as knowledge of our Company and strategy. Committee assignments: Audit and Risk Management Committee, and Investment Committee (Chair).

David S. Mulcahy, 71, has served as a director since 2011. He has served as our independent Chairman of the Board of Directors since April 2021 and served as our Audit Committee Chairman from 2011 to 2021. He previously served on our Board of Directors from 1996 to 2006. Mr. Mulcahy has served as Lead Independent Director of Workiva Inc., a technology company, since April 1, 2023, previously non-executive Chairman of the Board since June 2018, and as a member of its board of directors since 2014. He serves on its compensation committee and audit committee, and served as chairman of its compensation committee from 2014 to 2018. Workiva Inc. is a provider of cloud-based compliance and regulatory reporting solutions serving a global client base, including some of the largest companies in the U.S. Mr. Mulcahy is the chairman of Monarch Materials Group, Inc., which manufactures and sells building products into the concrete construction industry. Mr. Mulcahy also serves as president and chairman of the board of directors of MABSCO Capital, Inc., which provides portfolio management services. Mr. Mulcahy is an active investor in private companies and previously managed private equity capital for numerous banks and insurance companies. He is a certified public accountant (inactive) who was a partner with Ernst & Young (EY), where he specialized in mergers and acquisitions. Mr. Mulcahy is a graduate of the University of Iowa. Our Board of Directors concluded that Mr. Mulcahy should serve as a director in light of his expertise in insurance and financial services, strategy and execution, risk management, talent management and development, finance and accounting, entrepreneurship, technology and cybersecurity, brand and marketing, regulation, and public company leadership, as well as knowledge of our Company and strategy. Committee assignments: Nominating and Corporate Governance Committee (Chair).

Executive Officers

Name	Age as of April 01, 2024	Position with the Company and Business Experience
Anant Bhalla (NEO)	45
•Our President (January 27, 2020 – Present), and our CEO (March 1, 2020 – Present)
•Partner of Bhalla Capital Partners, a private capital and asset management firm (March 2019 - January 2020)
•Executive Vice President and Chief Financial Officer of Brighthouse Financial, a life insurance company (2016 – 2019)
•Chief Financial Officer of Retail Business for MetLife, an insurance and financial services company (2014 – 2016)
•Prior to MetLife, Mr. Bhalla served in numerous senior roles including Chief Risk Officer, Treasurer and other management roles at Fortune 500 companies, including American International Group (AIG), Lincoln National Corporation, and Ameriprise Financial, each an insurance and financial services company.
•Mr. Bhalla has over 20 years of experience in the life insurance industry.

Axel André (NEO)	48
•Our Executive Vice President and Chief Financial Officer (September 7, 2021 – Present). Mr. André has notified the Company of his intention to resign on May 10, 2024, subject to and contingent upon the consummation of the merger contemplated by the Agreement and Plan of Merger, dated July 4, 2023, by and among the Company, Brookfield Reinsurance Ltd. and the other parties thereto.
•Executive Vice President and Chief Financial Officer of Jackson National, an insurance and financial services company (February 2020 – February 2021)
•Previously Mr. André spent nearly 7 years at AIG.
•Mr. André joined AIG initially as Chief Risk Officer for Individual Retirement, Group Retirement, and Institutional Markets. He was promoted to Chief Financial Officer of Individual Retirement at AIG, where he was responsible for overseeing all aspects of the finance and actuarial value chain for the Individual Retirement business, including asset-liability management, hedging, reporting and capital management. Prior to his time at AIG, Mr. André served as a Managing Director on the Global Insurance Strategies team at Goldman Sachs, a financial services firm.

James L. Hamalainen (NEO)	58
•Our Executive Vice President and Chief Investment Officer, Insurance (January 2021 – December 2021), and Executive Vice President and Chief Investment Officer for our organization as a whole (December 2021 - Present)
•AE Life Insurance Chief Client Solutions Officer (July 2020 – January 2021)
•Executive Vice President, Chief Risk Officer of Brighthouse Financial (December 2016 - May 2020)
•Senior Vice President, Treasury and Investment Management at Ameriprise Financial (September 1991 - May 2016)
•Mr. Hamalainen has over 30 years of experience in financial services.

Jeffrey D. Lorenzen (NEO)	58
•Our Executive Vice President and Chief Risk Officer (January 2021 – Present), Executive Vice President and Chief Investment Officer (June 2015 – January 2021), and Senior Vice President and Chief Investment officer (2009 - June 2015)
•Mr. Lorenzen has more than 30 years of experience in the life insurance industry.

Katherine Etinger (NEO)	48
•Our Executive Vice President and Chief People Officer (February 2023 - Present), Chief People Officer (July 2022 - Present)
•Director, Human Resources of Valley National Bancorp (acquired Bank Leumi USA) (April 2022 - July 2022)
•Executive Vice President, Chief Human Resources Officer of Bank Leumi USA (acquired by Valley National Bancorp) (June 2014 - April 2022)
•Ms. Etinger has more than 20 years of talent management experience in the financial services industry, including 15+ years in senior leadership roles.

Erik H. Askelsen	53
•Our Executive Vice President and General Counsel (January 2024 - Present)
•Chief Legal Officer and Operations Officer of Co-op Solutions, a credit union financial services company (March 2019 - December 2023)
•Partner, Faegre Baker Daniels LLP (August 2018 - March 2019)
•Senior Vice President, General Counsel and Corporate Secretary of Athene, a retirement services company (2007 - 2018)
•Mr. Askelsen has more than 20 years of experience in the legal and insurance industry.

Nicholas P. Volpe	48
•Our Executive Vice President and Chief Technology Officer (August 2022 - Present)
•Chief Information Officer, Individual Markets of Guardian Life Insurance Company (2016 - August 2022)
•Mr. Volpe has more than 15 years of experience in senior information technology roles in the insurance industry.

Agreements between Officers and Directors
To the best of our knowledge, there is no arrangement or understanding between any of our officers and any other person, including Directors, pursuant to which the officer was selected to serve as an officer.
Family Relationships
None of our Directors, executive officers or key employees, are related by blood, marriage, or adoption to any other Director, executive officer, or other key employees.
Director Qualifications
In selecting nominees for election to our Board, the Nominating and Corporate Governance Committee will consider a candidate's background and qualifications, including experience, skills, expertise, diversity, integrity, character, business judgment, time availability in light of other commitments, dedication, conflicts of interest, demonstrated ability to make a meaningful contribution to the Board's oversight, and reputation for honesty and ethical conduct. The committee may also consider a candidate's judgment, knowledge useful to the oversight of the business, specific experiences and skills, relevant industry background and knowledge, time availability in light of other commitments, age, potential conflicts of interest, material relationships with us, and independence from us and our management. The committee may also seek a diversity of skills, backgrounds, ethnicity, experience, and expertise.
Delinquent Section 16(a) Reports
Delinquent reports were filed in 2023 for Mr. Dewayne Lummus as follows: (a) Form 3/A filed on September 29, 2023 reflecting a correction of shares reported on Mr. Lummus' original Form 3 filing, (b) Form 4 filed on September 29, 2023 reflecting 11 transactions, and (c) Form 4 filed on October 2, 2023 reflecting one transaction.
A delinquent Form 4 was also filed on August 1, 2023 for Mr. Anant Bhalla reflecting one transaction.
Code of Ethics
We have established a Code of Business Conduct and Ethics ("Code of Conduct") for our directors, CEO, chief financial officer, chief accounting officer, other officers, and employees. The code explains how we expect everyone to conduct our business and how to determine the right choices when presented with an ethical problem. You can find the code under "Corporate Governance" through the "Investor Relations" link on the Company’s website at www.american-equity.com. You may request a printed copy of the Code of Conduct from our Corporate Secretary by mail at 6000 Westown Parkway, West Des Moines, Iowa 50266.
Corporate Governance
Nominating and Corporate Governance Committee
The committee consists entirely of independent directors. The committee:
•assesses the skills, backgrounds, experience, independence, and expertise the board needs and identifies and recommends director nominees to the Board;
•establishes a director orientation program;
•reviews ongoing director independence and conflicts of interest matters;
•develops corporate governance guidelines;
•coordinates the Board and committee’s oversight of environmental, social and governance issues;
•reviews and recommends compensation of the Company’s independent directors to the Board;
•oversees the administration of our securities trading policies;
•oversees the completion of director and officer questionnaires;
•reviews the Board’s leadership structure; and
•conducts an annual Board and committee assessment.
You can find the committee's charter under "Corporate Governance" accessible through the "Investor Relations" link on our website at www.american-equity.com. The charter is also available in print for any shareholder upon request.

Audit and Risk Management Committee
Members of the Audit and Risk Management Committee are Brenda J. Cushing, Chair, Douglas T. Healy, Robert L. Howe and Alan D. Matula. The Audit and Risk Management Committee consists entirely of independent directors. All Audit and Risk Management Committee members are able to read and understand financial statements. Ms. Cushing, Mr. Healy, Mr. Howe, and Mr. Matula are "audit committee financial experts," as that term is defined under United Stated Securities and Exchange Commission (SEC) rules. The Audit and Risk Management Committee oversees:
•the integrity of our financial statements;
•our compliance with legal and regulatory requirements pertaining to financial statements and annual audit process;
•our independent auditors' and internal auditors' functions, qualifications, independence, and performance; and
•many aspects of our risk management.
You can find the Audit and Risk Management Committee's charter under "Corporate Governance" accessible through the "Investor Relations" link on our website at www.american-equity.com. The charter is also available in print for any shareholder upon request.
Item 11. Executive Compensation
Preliminary Note About Financial Measures
We report certain performance measures we do not calculate in accordance with accounting principles generally accepted in the United States of America (GAAP). We do not present those non-GAAP measures as substitutes for the most directly comparable GAAP measures.

(dollars in thousands, except per share data)	2023
Net income (loss) available to common stockholders	166,855
Net income (loss) available to common stockholders per diluted common share	2.06
See Appendix A for further information.
Executive Compensation
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis discusses our compensation program for our principal executive officer, our principal financial officer and our three most highly compensated executive officers (other than our principal executive officer and principal financial officer) during 2023. These individuals are referred to as our NEOs (NEOs). During 2023, these individuals were:

Name	Position
Anant Bhalla	Chief Executive Officer (CEO) & President
Axel André	Executive Vice President & Chief Financial Officer
James L. Hamalainen	Executive Vice President & Chief Investment Officer
Katherine Etinger	Executive Vice President & Chief People Officer
Jeffrey D. Lorenzen	Executive Vice President & Chief Risk Officer
What is our compensation philosophy?
We design our compensation policies and programs to:
•attract and retain high-performing executive officers and employees;
•motivate and reward achievement of our annual and long-term goals in pursuit of our business strategies; and
•align executive officers' and employees' interests with shareholders' interests through stock-based compensation and stock ownership requirements.

What are our compensation practices?

What we do:	What we do not do:
☑ We have a pay-for-performance culture. We determine our executives' compensation awards and payouts by our corporate and individual performance against financial and other goals aligned with our business strategies.
☑ We base most of our executives' incentive awards on the value of our common stock.
☑ We require our executives to continue in service over the course of years to receive long-term incentive payments.
☑ We require our executives to own stock at amounts determined by their management level; they may not sell most of the net Shares we have paid them until they do so.
☑ We have a repayment policy that provides for clawback of executive incentive compensation overpayment when we have restated our financial statements.

☒ We do not provide incentives for our employees to take excessive risk; we use multi-year performance to determine long-term incentive payouts, and we have limits for stock payouts above maximum levels of returns.
☒ We do not allow employees to pledge, hedge, or borrow against our common stock.
☒ We do not provide defined benefit pension benefits or any supplemental executive retirement plan.
☒ We do not reprice or exchange underwater stock options and may not do so without shareholder approval.
☒ We do not offer our executives excessive perquisites.

What are the elements of our executives' compensation, and why?
We use base salary as a fixed form of compensation, and we determine each executive's base salary based on their scope of responsibilities, individual performance, length of service in the position and experience, and competitive data.
We use our American Equity Investment Life Holding Company Amended and Restated Short-Term Incentive Plan (STIP) to motivate and reward executives' performance relative to Company and individual goals during the performance year, which contributes to our long-term strategic success. We pay STIP awards in cash.
We use long-term incentives to reward executives for enduring achievements, as measured against key financial metrics over time. We also use long-term incentives to encourage retention, as each long-term incentive award vests over the course of several years. Most long-term incentives are paid in shares of our common stock, which further directly aligns executives' interests with our shareholders' interests.
We use severance pay and related benefits to obtain a release of claims and smoother talent transitions.
We use change-in-control benefits to retain key executives during potential corporate transactions and promote their focus on maximizing shareholder value during and after such transactions.
We provide executives with limited perquisites, principally in the form of transportation that maximizes their availability to provide services to us and to lead our business, or in the form of benefits to facilitate their relocation to our Des Moines, Iowa area headquarters.
We use a broad-based 401(k) program to provide all of our eligible employees with an opportunity to save a portion of current compensation for retirement and other future needs and incent such savings with a company matching contribution. We also have historically used a broad-based employee stock ownership plan (ESOP) to provide all our eligible employees a stake in our common stock. All employees are eligible for health, dental, long-term disability, and life insurance in order to help them manage these risks for themselves and their families, and in order for us to compete for talent with other employers offering such benefits.
What mix of compensation elements do we use, and why?
We use a mix of fixed and variable compensation for executives in order to promote a balance of retention, reward, and alignment. We allocated most of our compensation for the NEOs related to 2023 performance and service to incentive compensation rather than fixed pay.
All 2024 long-term incentive awards that were granted were stock-based.
What were our key executive compensation measures for 2023, and why?
We based executive compensation paid for 2023 performance on the following metrics:
•annuity deposits because we emphasize the quality of new business originated. Our strategy emphasizes our fixed index annuity business, and this goal helped strengthen that focus;
•operating income per Share (Operating EPS), in order to emphasize profitable growth and to strengthen alignment with our shareholders;
•investment spreads, which motivate senior leaders to manage the cost of money through rate setting on the one hand, and to manage book yield through investment activities on the other hand; and
•individual goals that allow us to incent management behaviors particular to each executive that contribute to our overall performance.

What was our performance in 2023 against key compensation measures, and how did it produce performance factors for 2023 performance-based compensation payouts?
We succeeded in advancing our strategic goals in 2023.
•we achieved over $7 billion in annuity deposits (above our maximum goal);
•we earned $7.93 in Operating EPS available to common shareholders, excluding notable items (above our maximum goal); and
•we earned an investment spread of 2.79% (between our target and maximum goal).
STIP awards are earned between 0% and 200% of target based on performance against pre-established goals. The three financial metrics above produced a performance factor of 179%, which accounted for 70% of each NEO's STIP opportunity.
The remaining 30% of each NEO's STIP opportunity was based on personal objectives, based on each executive’s area of strategic focus.
In light of this corporate and individual performance, our CEO received a STIP payout equal to 185% of his target STIP award, and our other NEOs received STIP payouts of 162% - 185% of their respective target STIP awards.
On July 4, 2023, the Company entered into that certain Agreement and Plan of Merger with Brookfield Reinsurance Ltd. (Brookfield Reinsurance), Arches Merger Sub Inc. and, solely for the purposes set forth in the Merger Agreement, Brookfield Asset Management Ltd., pursuant to which Merger Sub will merge with and into the Company (the Merger), with the Company surviving the Merger and becoming a wholly owned subsidiary of Brookfield Reinsurance.
In connection with the Merger, and to mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue Code on the Company and its executive officers (including the NEOs), the Compensation and Talent Management Committee approved, in accordance with the terms of the Merger Agreement, on December 20, 2023, the payment of certain earned incentive amounts that would otherwise have been payable in the ordinary course in the first quarter of fiscal year 2024 (the 280G Mitigation Actions). This included payment in December 2023 of the STIP payouts to Messrs. Bhalla, André, Hamalainen, Lorenzen, and Ms. Etinger.
What performance factors did we determine and apply for 2021-2023 PSU payouts?
The performance factors that applied for 2021 - 2023 performance-based restricted stock unit (PSU) payouts were average annual Operating ROE and Return of Capital to shareholders. Our performance in both average annual Operating ROE and Return of Capital to shareholders were above maximum. The total performance factor attributable to these two metrics was 200%. (Target performance in both measures would have generated a performance factor of 100%.).
Based on these performance factor determinations, Messrs. Bhalla, Hamalainen and Lorenzen each earned their PSUs at 200% of their target award. As part of the 280G Mitigation Actions, the vesting and settlement of the earned PSUs was accelerated into December 2023, with settlement made in cash based on (i) the number of PSUs awarded in February 2021 in respect of the 2021-2023 performance period, earned based on the actual level of performance multiplied by (ii) the closing price of the Company’s common stock on December 20, 2023. As we hired Mr. André and Ms. Etinger after 2021, they were not granted any 2021-2023 PSUs.
What are our severance and change-in-control arrangements, and why?
We use severance pay and related benefits to obtain a release of claims and smoother talent transitions. Our broad-based severance plan applies only in the case of an employee's involuntary termination of employment, which encourages retention. Pursuant to our severance plan, severance pay is determined based on a fixed formula that takes account of the employee's salary rate and either management level or number of years of employment, which rewards employees' tenure with the Company. Depending on whether the employee has served a sufficient portion of the performance year, severance may also include a pro rata portion of the employee's STIP opportunity.
We use change-in-control benefits to retain key executives during potential corporate transactions and promote their focus on maximizing shareholder value during and after such a transaction. Such benefits are payable on a double-trigger basis, i.e., only in connection with an executive's termination of employment following and in connection with a change-in-control.
For information regarding the amounts that could become payable to our NEOs if the Merger is completed, please see our merger proxy statement, dated October 11, 2023, relating to the combination, as filed with the SEC.

What are our stock ownership guidelines, and why?
In order to further align our executives' interests with those of our shareholders, we require our executives to own a meaningful stake in our common stock. Our CEO must own shares equal to five (5) times the CEO’s base salary rate, and the CEO must retain at least 75% of net shares acquired from settlement of stock awards or stock option exercises until meeting that requirement. Other named executives must own shares equal to three (3) times their base salary rate and retain at least 50% of such net shares in like circumstances. We include time-based restricted stock units (RSUs) and one-third of exercisable stock options among the forms of stock ownership, and measure it annually at year-end using the highest price within the past twelve (12) months.
As of December 31, 2023, our CEO's ownership, and each of our other NEOs' ownership, was above the required ownership level (except for Mr. André, who joined us in 2021, and Ms. Etinger, who joined us in 2022).
What are our policies on hedging, pledging, and incentive compensation recovery, and why?
We prohibit our executives from pledging, hedging, or similar arrangements for our common stock that lock in value without the full risks and rewards of stock ownership. We also prohibit our executives from buying shares on margin or borrowing against any account in which they own our common stock. In so doing, we aim to preserve the shareholder alignment from executive stock ownership.
Our incentive compensation repayment policy was updated in October 2023 based on the NYSE’s new recovery policy requirements. We will recover the amount of Erroneously Awarded Incentive-Based Compensation in the event that the Company is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period of left uncorrected in the current period.
What are our stock-based award timing practices?
We do not grant awards to current or new employees in anticipation of the release of non-public information about us or any other company.
We generally grant our executives annual stock-based awards in late-February or early-March. In doing so, we divide a compensation dollar value by the grant date closing price of a Share to determine the number of Shares underlying the award and use the closing price as any stock option exercise price. We release our fourth quarter and full-year financial results by mid-February, giving the market several days' time to digest this information before we make grants.
On the rare occasions when we grant awards in connection with hiring an executive, we do so coincident with the hiring.
What are our compensation risk management practices?
Each year, we analyze our compensation practices to ensure they do not provide incentives to take excessive risk. For 2023, we reviewed our corporate incentive compensation, including each of the compensation programs in which our executives participated. For each, we considered factors such as the performance measures, how payments are determined, the length of performance periods, and management controls designed to monitor and mitigate risks. As a result, we concluded that our compensation programs are not reasonably likely to have a materially adverse effect on us. We reviewed our analysis and conclusions with our Compensation and Talent Management Committee (Committee).
How do we make our compensation decisions?
In preparation for each year's compensation decisions:
•Late in each year, our CEO proposes total STIP and long-term incentive opportunities for each executive for the following fiscal year to our Committee, based on budget, business conditions, and competitive compensation considerations. The Committee, advised by our CEO, and its own independent consultant, considers the proposal and, if it agrees, approves it.
•Early each year, our CEO meets with our Chief Financial Officer and others to determine the corporate financial goals for that fiscal year and for the coming three-year period in light of our strategy and other factors, such as business conditions, regulatory conditions, and market conditions, and discusses those goals with our Board. Based on those goals, our Chief Financial Officer proposes the corporate financial goals applicable to each executive for STIP and long-term incentive opportunities for that fiscal year and three-year period to our Committee. The Committee, advised by our CEO, Chief Financial Officer, Chief Legal Officer or General Counsel, and its own independent consultant, considers the proposal and, after making any changes it determines appropriate, approves it.
•Our CEO prepares a draft of his own individual goals for that fiscal year in light of his role, our strategy and other factors, such as business conditions, regulatory conditions, and market conditions. The Committee, advised by our Chief People Officer and its own independent consultant, considers the proposal and, after making any changes it determines, approves it.
•Our CEO also meets with each executive early in each year to set individual goals for that executive for that fiscal year in light of the executive's particular role, our strategy, and other factors such as business conditions, regulatory conditions, and market conditions. Our Chief People Officer advises our CEO and other executives as they determine these goals.

In order to make each year's compensation decisions, following the year:
•Our Chief Financial Officer presents our performance results against corporate financial goals for the year and the resulting STIP corporate performance factor. The Committee, advised by our Chief Financial Officer and its own independent consultant, considers these results and, if it agrees they are accurate, approves them.
•Our CEO reviews and rates the performance of each of our officers for the prior year, except for himself. Our Chief People Officer advises our CEO in this, except with respect to the performance of the Chief People Officer herself. Our CEO also meets with our Committee to discuss these ratings and the basis for them. The Committee, advised by our CEO, our Chief People Officer (except with respect to his or her rating) and its own independent consultant, considers the ratings and, if it agrees, approves them. We use those individual ratings, as well as the corporate performance factor, to determine each executive's STIP award for that year.
•Our CEO reviews his own performance and drafts a description of his accomplishments. The Committee, advised by our Chief People Officer and its own independent consultant, considers the description and a performance rating our Chief People Officer proposes, and changes it or approves it as proposed. We use that individual rating, as well as the corporate performance factor, to determine the CEO's STIP award for that year.
•The Committee reviews our performance results against long-term corporate financial goals for the three-year period just ended and the resulting performance factors under each long-term incentive program.
Our Chief People Officer and the Committee's independent consultant also discuss survey and benchmarking data related to executive compensation and other topics of interest from time to time. No executive has the authority to approve his or her own compensation, nor may any executive grant any incentive awards to any other executive officer.
What compensation market data do we review, and why?
The Committee reviews and considers external market data provided by its independent consultant. For 2023, the Committee decided not to make any changes to the existing Peer Group of companies (Peer Group).
The 14 companies included in the Peer Group were:

Affiliated Managers Group, Inc.	Horace Mann Educators Corporation
AllianceBernstein Holding L.P.	Invesco Ltd.
American Financial Group, Inc.	Kemper Corporation
Brighthouse Financial, Inc.	Lincoln National Corporation
CNO Financial Group, Inc.	Primerica, Inc.
Franklin Resources, Inc.	Reinsurance Group of America, Incorporated
Globe Life Inc.	Voya Financial, Inc.
The Committee considered market data for base salary, target total cash compensation and target total direct compensation. For target total cash compensation and target total direct compensation, the Committee reviewed ranges of 90 - 110% of the 50th percentile for base salary and 80% - 120% of the 50th percentile for target total cash compensation and target total direct compensation. The ranges reflected compensation at various levels of experience and tenure in the market.
The Committee's strategy helps achieve pay and performance alignment with higher pay when performance goals are exceeded and lower pay when performance goals are not achieved.
The Committee reviews many factors in considering compensation decisions, this external market data being just one of them. The Committee also considers factors such as company performance, individual executive performance, individual executive experience, internal pay equity, executive retention, and succession planning. Accordingly, the Committee does not necessarily set every pay element or pay level for each executive at the targeted market level.
What were our say-on-pay results, and how did we consider them?
At our 2023 annual shareholder meeting, our shareholders voted against the compensation of the NEOs in our 2023 Proxy Statement with 87.7% of the votes cast against. The vote was advisory and non-binding. The Committee discussed and considered the vote in connection with its annual compensation decisions, including in the context of the pending Merger.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($) (2)
Anant Bhalla CEO & President	2023	1,000,000	—	4,124,977	—	3,706,000	1,574,589	10,405,567
	2022	1,000,000	—	41,820,516	—	2,512,582	1,262,460	46,595,558
	2021	1,000,000	—	2,267,068	1,596,052	2,684,702	78,004	7,625,826
Axel André Executive Vice President & Chief Financial Officer	2023	600,000	—	1,125,001	—	1,945,650	408,000	4,078,651
	2022	600,000	—	918,557	—	1,350,049	329,972	3,198,578
	2021	191,527	200,000	—	400,000	530,515	9,649	1,331,692
James L. Hamalainen Executive Vice President & Chief Investment Officer	2023	600,000	—	1,125,001	—	1,945,650	418,922	4,089,574
	2022	550,000	—	761,007	—	1,060,753	259,736	2,631,496
	2021	500,000	—	560,980	181,247	608,930	11,887	1,863,044
Katherine Etinger Chief People Officer	2023	450,000	—	337,480	—	583,695	145,500	1,516,675

Jeffrey D. Lorenzen Executive Vice President & Chief Risk Officer	2023	508,000	—	476,264	—	578,917	194,122	1,757,303
	2022	508,000	—	494,788	—	403,877	170,996	1,577,661
	2021	508,000	—	569,600	324,035	565,333	12,972	1,979,941
(1)In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (FASB ASC 718), this represents the aggregate grant date fair value.
(2)As noted in last year’s proxy statement, Mr. Bhalla's "Total" amount for 2022 includes the $38,427,000 grant date fair value of his one-time stock-based strategic incentive award, which fully vests only upon our attaining specific, aggressive Share price performance goals within a prescribed time period and also includes stay requirements. One-half of the award is payable in Shares and the other one-half is payable in cash based on Share price.
See the consolidated explanatory text following the Grants of Plan-Based Awards table.

Grants of Plan-Based Awards in 2023

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Anant Bhalla	1/1/2023	1,000,000	2,000,000	4,000,000
	2/23/2023							26,512	1,099,983
	2/23/2023	1,375,000
	2/23/2023				36,455	72,909	145,818		3,024,994
	6/30/2023							391	19,800
Axel André	1/1/2023	525,000	1,050,000	2,100,000
	2/23/2023							7,231	300,014
	2/23/2023	375,000
	2/23/2023				9,942	19,884	39,768		824,987
	6/30/2023							355	18,000
James L. Hamalainen	1/1/2023	525,000	1,050,000	2,100,000
	2/23/2023							7,231	300,014
	2/23/2023	375,000
	2/23/2023				9,942	19,884	39,768		824,987
	6/30/2023							355	18,000
Katherine Etinger	1/1/2023	157,500	315,000	630,000
	2/23/2023							2,169	89,992
	2/23/2023	112,500
	2/23/2023				2,983	5,965	11,930		247,488
	6/30/2023							222	11,250
Jeffrey D. Lorenzen	1/1/2023	177,800	355,600	711,200
	2/23/2023							3,061	127,001
	2/23/2023	158,750
	2/23/2023				4,209	8,418	16,836		349,263
	6/30/2023							301	15,240
See the consolidated explanatory text following this table.
(1)    In accordance with FASB ASC 718, this represents the aggregate grant date fair value.
Understanding the 2023 Information in the Summary Compensation Table and Grants of Plan-Based Awards in 2023 Table
As SEC rules require, we have reported in the Summary Compensation Table a number of 2023 elements that the executives have not yet earned and may never be paid to them. Some or all of the PSUs, time-based RSUs, and stock options may never become payable or may ultimately have a value that differs substantially from what is reported in the Summary Compensation Table.
We have reported in the Summary Compensation Table information for each executive for each of the past three years in which such executive was a NEO for purposes of the proxy statement immediately following that year. We have reported 2023 information in the Grants of Plan-Based Awards in 2023 table (the Grants Table) for each of the NEOs in this proxy statement.

Locating Performance-Based Compensation on the Summary Compensation Table
We consider the "Stock Awards" and "Option Awards" to be performance-based because these awards depend on our Share price, increases in our Share price, and other long-term Company performance measures, such as book value and Operating ROE. Awards made during 2023 are reported in the 2023 rows of the Summary Compensation Table.
The "Non-Equity Incentive Plan Compensation" is performance-based because our STIP awards appear here. The 2023 rows report STIP awards earned for 2023 performance, based on our 2023 annuity deposits; operating income available to common stockholders, excluding notable items; and investment spread.
Most of the 2023 amounts in "All Other Compensation" are performance-based because they reflect Deferred Long-Term Incentive awards made during 2023. These awards depend on the long-term performance of our private equity investments made in 2023.
Salary
We have reported the amount of base salary each NEO earned in each year indicated in the Summary Compensation Table.
Stock Awards
We have reported the aggregate Grant Date Fair Value of all stock awards granted to each NEO during each year indicated in the Summary Compensation Table.
We have included the following Stock Awards for each executive on the Summary Compensation Table:
•PSUs at a 2023 Grant Date Fair Value of $41.49 per Share using target performance. February 23, 2023 rows of the Estimated Future Payouts Under Equity Incentive Plan Awards columns of the Grants Table show the threshold, target, and maximum potential number of Shares the executive may earn, depending on our three-year performance against established performance goals. Executives holding PSUs accrue cash-payable dividend equivalents, payable if and when the award vests. We granted PSUs under the 2023 Equity Incentive Plan (the Equity Plan).
•Time-based RSUs at a 2023 Grant Date Fair Value of $41.49 per Share. We have reported the number of Shares in these awards in February 23, 2023 rows of the Grants Table All Other Stock Awards column. All time-based RSUs vest in full on the third anniversary of their grant date. Executives holding time-based RSUs accrue cash-payable dividend equivalents, payable if and when the award vests. We granted time-based RSUs under the Equity Plan.
•ESOP Shares at Grant Date Fair Value of $52.79 per Share for awards in the June 30, 2023 rows of the Grants Table. Given the pending transaction, the December 31, 2023 contribution was made in cash rather than with Shares – so those contributions are not included in this table.
Non-Equity Incentives
The Summary Compensation Table shows each NEO's 2023 STIP award. We have reported each NEO's 2023 STIP threshold, target, and maximum potential awards for 2023 in the January 1, 2023 rows of the Estimated Future Payouts Under Non-Equity Incentive Plan columns of the Grants Table.
All Other Compensation
We have reported the following 2023 All Other Compensation for each NEO in the Summary Compensation Table, as applicable:
•2023-2025 Deferred Incentive Plan awards:

Executive	Award ($)
Anant Bhalla	1,375,000
Axel André	375,000
James L. Hamalainen	375,000
Katherine Etinger	112,500
Jeffrey D. Lorenzen	158,750

Note: These amounts also appear in the February 23, 2023 rows of the Estimated Future Payouts Under Non-Equity Incentive Plan columns of the Grants Table.
•employer matching contributions of $13,200 to each NEO’s 401(k) plan accounts, and employer contributions of $19,800 to each NEO’s ESOP/KSOP accounts; and
•perquisites and personal benefits for each NEO for whom the Company's aggregate incremental cost for all such items exceeded $10,000 in 2023 in accordance with SEC rules:

Executive	Reportable Perquisites and Personal Benefits ($)
Anant Bhalla	199,589
Axel André	33,000
James L. Hamalainen	43,922
Katherine Etinger	33,000
Jeffrey D. Lorenzen	35,372
These include:
•limited personal air travel on a corporate plane, which is used in the normal course for executives for business travel, including for effective use of executives' time and maximizing the business impact of their reach to clients, business partners, and other locations. In 2023, Mr. Bhalla's use of the plane for personal air travel was at our incremental cost of $166,589;
•housing or other living expenses, including apartment and furniture rental, in order to facilitate executives moving themselves and their families to the Des Moines area; and
•limited car, hotel, meal, and event expenses when traveling for business away from home.

Outstanding Equity Awards at Year-End 2023

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Anant Bhalla	—	50,000	26.70	1/27/2030
	—	32,082	27.40	2/25/2031
	43,524	—	26.72	1/4/2031
					644,961	35,666,343
							280,074	15,488,092
Axel André	—	14,636	32.35	9/7/2031
					13,740	759,822
							75,570	4,179,021
James L. Hamalainen	—	7,753	27.40	2/25/2031
					19,216	1,062,645
							69,304	3,832,511
Katherine Etinger					2,169	119,946
							11,930	659,729
Jeffrey D. Lorenzen	—	7,877	27.40	2/25/2031
					13,227	731,453
							35,780	1,978,634
Option Awards
In each case, in the table above, the stock option's expiration date is the tenth anniversary of its grant date and its exercise price is the closing price of a Share of our common stock on the grant date. Except as otherwise provided below, each executive must maintain continued service in order to attain and retain the right to exercise each option, unless we agree otherwise.
The right to exercise the other stock options is scheduled to vest on the following schedule:

Expiration Date	Vesting Schedule
January 27, 2030	100% on fifth anniversary of grant date
September 7, 2031	1/3 on each of the first three anniversaries of grant date
February 25, 2031	1/3 on each of the first three anniversaries of grant date

Stock Awards
None of these awards were vested or paid as of December 31, 2023, and they remained subject to continued service unless we agree otherwise. In each case, the hypothetical market value of the unvested awards is based on the Share closing price on December 31, 2023.
Each of these awards accrued dividend equivalents in 2023 payable in cash if and when the award vests:

Executive	2023 Accrued Dividend Equivalent ($)
Anant Bhalla	181,265
Axel André	—
James L. Hamalainen	43,249
Katherine Etinger	—
Jeffrey D. Lorenzen	51,787
The awards in the "Equity Incentive Plan Awards" column are unearned PSUs granted in one or more of 2021, 2022 and 2023, depending on the executive and when he or she began employment with us (except for Mr. Bhalla's late-2022 strategic incentive award, described more fully in the 2023 Compensation Discussion and Analysis). Each is scheduled to vest at the end of a three-year performance period beginning in the year of grant, subject to continued service and our Committee's determination of our performance against set goals for the period. Each is reported assuming the maximum performance factor will apply.
The other awards are time-based RSUs granted in one or more of 2021, 2022, and 2023, depending on the executive and when the executive began employment with us.
Option Exercises and Stock Vested in 2023

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Anant Bhalla	235,904	11,702,627
James L. Hamalainen	21,840	1,131,887
Jeffrey D. Lorenzen	32,322	1,344,918

	Options Exercised
Name	Number of Options Exercised (#)	Value of Options Exercised ($)
Axel André	29,273	630,081
Anant Bhalla	352,137	9,510,664
James L. Hamalainen	150,884	4,255,435
Jeffrey D. Lorenzen	76,619	1,995,773
We have reported the "Value Realized on Vesting" at the number of Shares vested for each NEO in 2023 multiplied by the closing price per Share on the vesting date (or, if the vesting date was not a business day, the immediately prior business day). No stock awards vested for Mr. André or Ms. Etinger in 2023, and no options were exercised for Ms. Etinger in 2023.

Non-Qualified Deferred Compensation in 2023

Name	Plan Name	Registrant Contributions in Last FY ($) (1)	Aggregate Earnings in Last FY ($)	Aggregate Balance at Last FYE ($)
Anant Bhalla	Deferred Incentive Plan	1,375,000	385,000	1,760,000
Axel André	Deferred Incentive Plan	375,000	105,900	480,900
James L. Hamalainen	Deferred Incentive Plan	375,000	105,900	480,900
Katherine Etinger	Deferred Incentive Plan	112,500	31,750	144,250
Jeffrey D. Lorenzen	Deferred Incentive Plan	158,750	44,800	203,550
(1)    The "Registrant Contributions" reported in this column are the 2023-2025 Deferred Incentive Plan awards, which are also reported in the 2023 rows of the "All Other Compensation" column of the Summary Compensation Table.
Under the Deferred Incentive Plan, executive officers receive awards in an initial amount determined by a percentage of the executive’s long-term incentive opportunity the Committee approves. For each year’s awards, the Committee approves a three-year performance period “target” and “maximum” return on the private asset investments we made in the first year of the performance period (the Award Year Private Investments), which may be expressed in ranges.
If the Award Year Private Investments return for the three-year performance period is below target, the awards will earn no returns for the performance period. If the return for that initial period is at target, the awards will earn the same return as the private assets did. If the return for that initial period is above target, the awards will earn a multiple of the return: one-and-one-half for above target but less than maximum return, two for the maximum return, and two-and-one-half for above maximum return. For the fourth and each subsequent year, the awards will earn the same return as the Award Year Private Investments times the multiplier determined by the private assets’ return for the performance period, if any (or no return if the private assets’ return for that year is negative).
Each award vests at the end of the performance period, and any later returns vest annually on crediting, in each case assuming continued employment and upon employment termination in some cases. Awards and earnings also vest upon a Company change-in-control. Otherwise, an award holder will forfeit any unvested awards and earnings upon end of American Equity employment. Award holders may choose payment of vested awards and earnings at end of employment or beginning on a specified date, and in a lump sum or in up to 15 installments.
In the Non-Qualified Deferred Compensation in 2023 table above:
•the "Registrant Contributions" are the 2023-2025 Deferred Incentive Plan awards, which are also reported in the 2023 rows of the "All Other Compensation" column of the Summary Compensation Table;
•the "Aggregate Earnings" are the Award Year Private Investments returns for 2023, assuming cumulative performance remained at the same return for the full three-year period ending December 31, 2025; and
•the "Aggregate Balance" is the total of contributions and assumed earnings.

Potential Payments Upon Termination or Change in Control

	Severance Benefits				Change in Control Severance Benefits
Name	Salary-Based ($)	STIP-Based ($)	COBRA Subsidy ($)	Out-placement ($)	Salary-Based ($)	STIP-Based ($)	Stock Option Vesting ($)	Stock Award Vesting ($)	Group Benefits ($)
Anant Bhalla	1,000,000	2,000,000	26,160	30,000	3,000,000	6,000,000	2,368,591	37,880,389	66,058
Axel André	600,000	1,050,000	26,160	30,000	1,800,000	3,150,000	343,653	2,849,333	66,058
James L. Hamalainen	600,000	1,050,000	23,186	30,000	1,200,000	2,100,000	220,418	2,978,900	39,283
Katherine Etinger	450,000	315,000	22,256	30,000	900,000	630,000	—	449,810	37,700
Jeffrey D. Lorenzen	508,000	355,600	22,256	30,000	1,524,000	1,066,800	223,943	1,720,770	56,550
Severance Benefits
The left side of the Potential Payments Upon Termination or Change in Control table, above, shows the severance benefits each NEO would have received under existing plans if we had involuntarily terminated his or her employment with eligibility on December 31, 2023 and any required separation agreement had become final. In light of the hypothetical completion of 2023 performance, we assume we would have paid 2023 STIP in the normal course and do not include any such amounts in the table above. We also do not include amounts for any extant awards the executive would have retained. The Committee may, under some circumstances, authorize separation agreements on terms that vary from existing plans. Under the terms of his offer letter, Mr. Bhalla is eligible for severance if he is terminated other than for Cause, death or disability. "Cause" generally includes (i) willful and continued failure to substantially perform Mr. Bhalla's duties (other than due to incapacity due to physical or mental illness); (ii) conviction of, or entering of a guilty plea or a plea of no contest to, a felony; (iii) willful engagement in illegal conduct or gross misconduct; or (iv) material failure to comply with the Company’s policies or rules, or any agreement between the Company and Mr. Bhalla. Mr. Bhalla is not eligible for such severance benefits if he fails to sign a general release and waiver of claims as part of a termination agreement that contains standard provisions including a non-disparagement provision and/or if he does not allow the release and waiver to become fully effective. The severance payable under Mr. Bhalla’s offer letter would have equaled (a) twenty-four (24) months of salary and (b) 2023 STIP target opportunity.
Each of the other NEOs are eligible for severance under our American Equity Transition Benefit Plan (the Transition Plan) if we determined that we had involuntarily terminated the executive due to job elimination, job modification, or poor fit. The Severance Benefits would have been equal to 52 weeks of salary, plus an amount determined with reference to the executive's target STIP opportunity, plus the executive's COBRA benefits continuation contribution rate for the first 12 months after termination of employment, plus outplacement assistance at our cost of no more than $30,000.
Change in Control Severance Benefits
The right side of the Potential Payments Upon Termination or Change in Control table, above, shows the change in control severance benefits each NEO would have received if we had undergone a change in control on December 31, 2023 and each NEO experienced a qualifying termination of employment with severance eligibility as of that date.
For information regarding the amounts that could become payable to our NEOs if the Merger is completed, please see our merger proxy statement, dated October 11, 2023, relating to the combination, as filed with the SEC.
We entered into change in control agreements (CIC Agreements) with a small group of senior executives, including each of the NEOs. Each is filed as an exhibit to our 2023 10-K. Under these agreements, we would have provided payments and benefits upon discharge without Cause or voluntary resignation by the executive for Good Reason following a change in control. NEOs who had received change in control severance would not receive severance under the Transition Plan.
Under the CIC Agreements:
•a "change in control" includes certain concentrations of our ownership, certain changes in a majority of our Board members, certain mergers with another entity, and certain sales of substantially all of our assets;
•"Cause" generally includes (i) the executive’s willful and continued failure to substantially perform the executive’s duties (other than a failure resulting from the executive’s incapacity due to physical or mental illness), after a written demand for substantial performance from the Board of Directors; (ii) the final conviction of the executive of, or an entering of a guilty plea or a plea of no contest by the executive to, a felony; or (iii) the willful engaging by the executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company; and

•"Good Reason" generally means any of the following without the executive’s consent and subject to certain notice and cure periods: (i) subject to certain exceptions, the assignment to the executive of any duties inconsistent with the executive’s position, including any change in status, authority, duties or responsibilities or any other action that results in a material diminution in such status, authority, duties or responsibilities; (ii) a reduction in the executive’s base salary; (iii) the relocation of the executive’s office to a location more than 50 miles from West Des Moines, Iowa; (iv) unless a plan providing a substantially similar compensation or benefit is substituted, (a) the Company’s failure to continue in effect any fringe benefit or compensation plan, retirement plan, life insurance plan, health and accident plan or disability plan in which the executive is participating prior to the change in control which adversely affects the executive’s total compensation in a material manner, or (b) the Company’s action that adversely affects the executive’s participation in or materially reduces or deprives him of his benefits under, such plans; or (v) the Company’s failure to obtain the assumption of the change in control agreement in writing by a successor.
During the term of the CIC Agreements and the period in which the executive would have been entitled to receive salary-based payments, the executive would have been prohibited from (i) soliciting or enticing any other employee to leave us or our affiliates to go to work for any competitor, or (ii) requesting or advising a customer or client of ours or our affiliates to curtail or cancel its business relationship with us or our affiliates.
Change in Control severance benefits would have included:
•a cash lump sum equal to three years' salary (or two years, for Ms. Etinger and Mr. Hamalainen);
•a cash lump sum equal to three times (or two times, for Ms. Etinger and Mr. Hamalainen) the executive’s target STIP award;
•automatic vesting of unvested stock options (we reported these at year-end 2023 closing stock price less option exercise price); and
•continuation of health, dental and life insurance benefits during the salary continuation period, which we report at our estimated cost.
Director Compensation
We paid the following 2023 compensation to our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Total ($)
Joyce A. Chapman	125,000	140,014	265,014
Brenda J. Cushing	152,000	140,014	292,014
Michael E. Hayes (1)	74,451	140,014	214,465
Douglas T. Healy	130,000	140,014	270,014
Robert L. Howe	125,000	140,014	265,014
William R. Kunkel	100,000	140,014	240,014
Alan D. Matula	125,000	140,014	265,014
David S. Mulcahy	235,000	140,014	375,014
Gerard D. Neugent	130,000	140,014	270,014
(1)Mr. Hayes joined the Board on April 3, 2023 and received cash fees prorated based on the number of days that he served on the Board in fiscal 2023.
(2)On June 8, 2023, following our 2023 annual shareholder meeting, we granted each director 3,303 Shares of restricted stock. Each restricted stock award is reported at the $42.39 FASB ASC 718 grant date fair value. For further information, please see Note 13 to the Consolidated Financial Statements in our Annual Report for 2023 on Form 10-K (our 2023 10-K). All shares remained outstanding as of year-end 2023 and are scheduled to vest on June 8, 2024.
Our Nominating and Corporate Governance Committee uses the Board's independent compensation consultant, Pearl Meyer, for non-employee director compensation data and advice. Pearl Meyer provided a report in May 2021 to the Board committee that determined director compensation at the time. Pearl Meyer's report recommended increases in non-employee director compensation (which had been targeted at the 25th percentile of our peer group in recent years) based on Pearl Meyer's evaluation of peer group compensation practices and data.
We pay each non-employee director:
•a $100,000 per annum cash retainer, generally paid quarterly; and
•an annual restricted stock grant with a grant date fair value of approximately $140,000 computed in accordance with FASB ASC Topic 718.

We pay our independent Chairman an additional $120,000 fee per annum.
Committee chairs and members earn the following additional per annum fees, generally earned and paid quarterly:

	Chair ($)	Other Members ($)
Audit and Risk Management Committee	42,000	15,000
Compensation and Talent Management Committee	15,000	10,000
Investment Committee	15,000	10,000
Nominating and Corporate Governance Committee	15,000	10,000
We did not grant any non-employee directors any stock options in 2023. We paid no reportable perquisites to any non-employee directors in 2023, per SEC reporting threshold rules. For our compensation to Mr. Bhalla, see the Summary Compensation Table.

Appendix A
Non-GAAP and Other Financial Disclosures
In this 10-K/A, we present certain measures of our performance not calculated in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that these non-GAAP financial measures enhance the understanding of American Equity and its performance by highlighting the results of operations and the underlying profitability drivers of the business. The non-GAAP financial measures should not be viewed as substitutes for the most directly comparable financial measures calculated in accordance with GAAP. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in this section.
Non-GAAP operating income available to common stockholders equals net income (loss) available to common stockholders adjusted to eliminate the impact of items that fluctuate from quarter to quarter in a manner unrelated to core operations, and we believe measures excluding their impact are useful in analyzing operating trends. The most significant adjustments to arrive at non-GAAP operating income available to common stockholders, excluding impact of notable items and increase cash holdings include:
•elimination of the impact of fair value accounting for our fixed index annuity business. The impact from these items are not economic in nature but rather impact the timing of reported results;
•elimination of the impact of notable items which primarily relate to actuarial assumption updates. The impact of these items do not reflect the Company's expected ongoing operations; and
•elimination of the impact of increased cash holdings in preparation for the planned merger with Brookfield Reinsurance. The excess cash holdings are expected to be opportunistically redeployed after the close of the merger, and therefore, it does not reflect the Company's expected ongoing operations.

Reconciliation from Net Income (Loss) Available to Common Stockholders to Non-GAAP Operating Income Available to Common Stockholders and Non-GAAP Operating Income Available to Common Stockholders, Excluding Impact of Notable Items and Increased Cash Holdings

2023
Net income (loss) available to American Equity Investment Life Holding Company common stockholders	$166,855
Adjustments to arrive at non-GAAP operating income available to common stockholders:
Net realized (gains) losses on financial assets, including credit losses	91,615
Change in fair value of derivatives and embedded derivatives	549,600
Capital markets impact on the change in fair value of market risk benefits	(122,094)
Net investment income	(1,137)
Other revenue	23,876
Expenses incurred related to acquisition	13,464
Income taxes	(115,116)
Non-GAAP operating income available to common stockholders	$607,063
Impact of excluding notable items	10,755
Non-GAAP operating income available to common stockholders, excluding notable items	$617,818
Impact of increased cash holdings	24,286
Non-GAAP operating income available to common stockholders, excluding impact of notable items and increased cash holdings	$642,104

Per common share - assuming dilution:
Net income (loss) available to American Equity Investment Life Holding Company common stockholders	$2.06
Adjustments to arrive at non-GAAP operating income available to common stockholders:
Net realized (gains) losses on financial assets, including credit losses	1.13
Change in fair value of derivatives and embedded derivatives	6.79
Capital markets impact on the change in fair value of market risk benefits	(1.51)
Net investment income	(0.01)
Other revenue	0.29
Expenses incurred related to acquisition	0.17
Income taxes	(1.42)
Non-GAAP operating income available to common stockholders	$7.50
Impact of excluding notable items	0.13
Non-GAAP operating income available to common stockholders, excluding notable items	$7.63
Impact of increased cash holdings	0.30
Non-GAAP operating income available to common stockholders, excluding impact of notable items and increased cash holdings	$7.93

CEO Pay Ratio
SEC rules require that we disclose the ratio of the total compensation of our CEO to that of the median employee. We and other companies use reasonable estimates, assumptions, and methods consistent with SEC rules to prepare information that we believe best fits our circumstances, rather than a rigid, uniform approach. As a result, we believe that comparisons between this information and other companies' disclosure will not necessarily be useful.
To identify our median employee, we identified everyone we considered an employee under relevant U.S. tax rules at year-end 2022, which covered approximately 930 entirely-U.S.-based employees. We totaled each employee's salary earnings in 2022 and cash incentives paid during 2022 and annualized for employees who served for only part of 2022. We did not make any cost-of-living adjustments or account for any regional pay differences. Since our employee population did not change materially between December 31, 2022, and December 31, 2023, and since SEC rules allow us to do so, we used the same median employee for both the 2022 and 2023 analyses.
We calculated our median employee’s total compensation under the SEC rules required for our CEO on the Summary Compensation Table. We then added $21,395, our cost for Company-provided group medical and dental insurance for our CEO, and $8,180 on the same basis for our median employee. Using this methodology, our median employee’s 2023 total compensation was $120,018 and our CEO’s 2023 total compensation was $10,426,985. The resulting ratio of our CEO’s total compensation to the median employee total compensation was approximately 87:1.
Compensation and Talent Management Committee
The Committee consists entirely of independent directors. The committee:
•reviews and approves compensation-related goals and objectives for our CEO and other executive officers, evaluates their performance against such goals, and determines their compensation;
•when appropriate, assists our Board in recruiting a new Chief Executive Officer and in establishing related continuity, orderly succession, and contingency succession planning;
•oversees our short-term and long-term incentive plans and equity-based plans (and may delegate to executive officers the limited authority to make awards to employees who are not executive officers and to manage the administration of the plans);
•oversees management’s processes and systems to attract, recruit, hire, train, develop, promote, and retain a talented and diverse workforce, and for the continuity and orderly succession of senior management; and
•reviews and approves its report and the Compensation Discussion and Analysis (which focuses on the compensation of our named executive officers (NEOs), per SEC rules).
You can find the Committee's charter under "Corporate Governance" accessible through the "Investor Relations" link on our website at www.american-equity.com. The charter is also available in print for any shareholder upon request.
Compensation and Talent Management Committee Interlocks and Insider Participation
During fiscal 2023, the Committee was responsible for overseeing executive compensation. The members of the Committee as of December 31, 2023 were Joyce A. Chapman, Brenda J. Cushing and Gerard D. Neugent. No member of the Committee was at any time during fiscal 2023 or at any other time an officer or employee of the Company. No member of the Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K of the SEC. No executive officer of the Company served on the board of directors or the compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board or the Committee during fiscal 2023.
Compensation and Talent Management Committee Report
This report of the Compensation and Talent Management Committee is required by the SEC and, in accordance with the SEC’s rules, will not be deemed to be part of or incorporated by reference by any general statement incorporating by reference our Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed “soliciting material” or “filed” under either the Securities Act or the Exchange Act.
Our Compensation and Talent Management Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K promulgated under the Exchange Act, or Regulation S-K, with management and based on such review and discussions, the Compensation and Talent Management Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Amendment.
Submitted by the Compensation and Talent Management Committee
Joyce A. Chapman, Chair
Brenda J. Cushing
Gerard D. Neugent

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information at December 31, 2023

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,029,810	$27.79	2,961,678
Equity compensation plans not approved by security holders	—	—	—
Total	2,029,810	$27.79	2,961,678
Column (a) in the table above includes outstanding Performance RSUs (assuming target performance), Time-based RSUs, and stock options. For more information on Performance RSUs, see Note 13 to the Consolidated Financial Statements in our 2023 10-K. Column (b) is the weighted-average exercise price of stock options.
At December 31, 2023, we had awards outstanding under the American Equity Investment Life Holding Company 2016 Employee Incentive Plan, the American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan, and the American Equity Investment Life Holding Company 2023 Equity Incentive Plan. Our plans have formulae for increasing the number of Shares available for issuance where no Shares (or fewer than the number of Shares originally issuable) are settled for an award and in case of certain repurchases, stock dividends and distributions, recapitalization, spin-offs, and other extraordinary transactions.
Security Ownership of Certain Beneficial Owners and Management
Security Ownership of Certain Beneficial Owners, as Reported
The following persons have reported to the SEC beneficial ownership of more than five percent of our outstanding common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (5)
Dimensional Fund Advisors LP (1) 6300 Bee Cave Road Building One Austin, TX 78746	5,702,253	7.20%
The Vanguard Group (2) 100 Vanguard Blvd. Malvern, PA 19355	8,636,001	10.93%
BlackRock, Inc. (3) 50 Hudson Yards New York, NY 10001	10,914,819	13.80%
Brookfield Reinsurance Ltd. (4) 73 Front Street, 5th Floor Hamilton, HM 12 Bermuda	15,886,163	20.10%
(1)This information is based solely on a Schedule 13G/A filed with the SEC on February 9, 2024 by Dimensional Fund Advisors LP, which reported beneficial ownership as of December 29, 2023.
(2)This information is based solely on a Schedule 13G/A filed with the SEC on February 13, 2024 by The Vanguard Group, which reported beneficial ownership as of December 29, 2023.
(3)This information is based solely on a Schedule 13G/A filed with the SEC on January 23, 2024 by BlackRock, Inc., which reported beneficial ownership as of December 31, 2023.
(4)This information is based solely on a Schedule 13D/A filed with the SEC on December 21, 2023 by Brookfield Reinsurance Ltd., which reported beneficial ownership as of December 21, 2023.
(5)Percentage of class as reported in schedules described in footnotes (1) - (4).

Security Ownership of Management
The following table reports beneficial ownership of our common stock as of April 1, 2024 to the best of our knowledge.

Amount and Nature of Common Stock Beneficial Ownership

Name of Beneficial Owner*	Common Stock (#)	Exercisable Stock Options (#)	Total (#)	Percent of Class
Anant Bhalla	440,542	75,606	516,148	*
Axel André	3,223	—	3,223	*
Jeffrey D. Lorenzen	33,282	7,877	41,159	*
James L. Hamalainen (1)	8,136	7,753	15,889	*
Katherine Etinger	542	—	542	*
Joyce A. Chapman	51,183	—	51,183	*
Michael E. Hayes	3,995	—	3,995	*
Robert L. Howe	78,282	—	78,282	*
William R. Kunkel	48,135	—	48,135	*
Brenda J. Cushing	22,925	—	22,925	*
Douglas T. Healy	13,075	—	13,075	*
Alan D. Matula	43,245	—	43,245	*
Gerard Neugent	53,507	—	53,507	*
David S. Mulcahy	119,364	—	119,364	*
All directors and executive officers, including but not limited to those individuals listed above, as a group	922,479	91,236	1,013,715	1.27%
*As of April 1, 2024, no director, director nominee, or executive officer beneficially owned 1% or more of the total outstanding shares of our Common Stock or Series A Preferred Stock.
(1)In addition, Mr. Hamalainen had beneficial ownership of 2,000 shares of depository shares each representing one-thousandth of one share of our Series A Preferred Stock.
Changes in Control
Other than the Merger, there are no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company. More information regarding the Merger is contained in the audited consolidated financial statements of the Company included in Part II, Item 8 of the Original Filing under the caption “Note 1. Significant Accounting Policies - Agreement and Plan of Merger.”
Item 13. Certain Relationships and Related Transactions and Director Independence
Transactions with Related Persons, Promoters and Certain Control Persons
We and our corporate affiliates enter into or continue related person transactions, as defined in SEC rules, only when our Board of Directors approves as described below. No director participates in any review of any transaction where that director or any immediate family members is the related person.
Our legal counsel advises the Board whether a proposed or amended transaction is a related person transaction. If so, our management or the related person submits the proposed transaction or amendment to the Audit and Risk Management Committee. The Audit and Risk Management Committee (or the chair, where awaiting full committee consideration would be impracticable), considers any facts and circumstances it determines relevant, such as the benefits to us, any impact on a director’s independence, the availability of other suppliers or customers, the terms of the transaction; and terms available to unrelated third parties or to customers generally. The Audit and Risk Management Committee approves the transaction only if it determines it is in, or not inconsistent with, our and our shareholders best interests.
In addition, each first calendar quarter, the Audit and Risk Management Committee reviews any existing related person transactions that have a remaining term of more than six months or remaining amounts payable to or receivable from the Company of more than $120,000. The Audit and Risk Management Committee determines if it is in our and our shareholders' best interests for the transaction to continue.
BlackRock, Inc. has publicly disclosed a greater than 5% beneficial interest in our common stock. During 2023, we paid BlackRock, Inc. fees of approximately $26 million for investment management services and to license a risk management analytics tool.

Brookfield Reinsurance has publicly disclosed a greater than 5% beneficial interest in our common stock. We have a reinsurance arrangement with Brookfield Reinsurance. Under this arrangement, we recognized revenue of approximately $107 million in asset management fees and ceding commissions in exchange for premiums ceded net of benefits paid from Brookfield Reinsurance in 2023.
Director Independence
Our Board considers a director independent only if the director has no material relationship with us and our affiliates and is otherwise independent under New York Stock Exchange rules. Our Nominating and Corporate Governance Committee has adopted Categorical Standards on Director Independence, available on our website (www.american-equity.com), as guidelines for determining whether a relationship is material.
The Board has found Ms. Chapman, Ms. Cushing, Mr. Hayes, Mr. Healy, Mr. Howe, Mr. Matula, Mr. Mulcahy, and Mr. Neugent independent. In so doing, our Board considered that Mr. Mulcahy serves on the Board of Directors of Workiva and is a less than 1% owner of that company. Workiva provides software and related services to us for drafting, managing, and filing information with the SEC and other accounting practices. Our Board also considered that Mr. Neugent is a director, manager, officer, and an owner of a firm that provides property management services for the (unaffiliated) owner of American Equity office space. The firm’s fee is 4% of gross rent. Mr. Neugent is also a member and manager of a 50% owner of property where we lease warehouse space. In no case does the director have a material interest in the transactions with us.
Item 14. Principal Accounting Fees and Services
Our independent auditor is Ernst & Young LLP, located in Des Moines, Iowa. Its PCAOB Auditor ID is 42.
We incurred the following fees to our independent registered public accounting firms:

	2023	2022
Audit fees (1)	$3,421,254	$3,175,291
Audit-related fees (2)	385,000	—
Tax fees (3)	12,790	149,427
All other fees	—	—
Total	$3,819,044	$3,324,718
(1)Audit fees include fees associated with the annual consolidated financial statements audit, audit of internal control over financial reporting, the reviews of our quarterly reports on Form 10-Q, annual audits of certain of our subsidiaries and audits required by regulatory authorities.
(2)Audit related fees primarily include fees associated with internal control reviews and other attestation services.
(3)Tax fees include fees associated with consultation and advice related to compliance with tax related regulations.
Our Audit and Risk Management Committee appoints, evaluates, compensates, retains, and oversees EY's work.
The Audit and Risk Management Committee or its chair must preapprove any service EY proposes to provide to us, and may do so only if it concludes the services and fees are consistent with EY's continuing independence. Our Audit and Risk Management Committee has adopted general preapproval of categories of audit, audit-related, tax, and all other services and fees up to individual engagement and annual aggregate maximums. Audit and Risk Management Committee policy also requires specific pre-approval of all other services and fees.
Each quarter, the Audit and Risk Management Committee reviews detailed descriptions of each generally pre-approved service, each service for which management seeks specific pre-approval, and an estimate of fees for each service. The committee chair may pre-approve services and fees for needs that arise between regularly scheduled committee meetings. The Audit and Risk Management Committee does not delegate its responsibilities to pre-approve services to management.
All of the 2023 services and fees were pre-approved consistent with the above.

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
2.1 **
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

Exhibit No.	Description
4.5
Senior Amended and Restated Indenture, dated as of April 22, 2004, between American Equity Investment Life Holding Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Amendment No.1 to Form S-3 filed on April 22, 2004)

4.6
Third Supplemental Indenture, dated as of June 16, 2017, between American Equity Investment Life Holding Company and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on June 16, 2017)

4.7
Deposit Agreement, dated November 21, 2019, among American Equity Investment Life Holding Company, Computershare Inc. and Computershare Trust Company, N.A., collectively, as depositary, Computershare Inc., as registrar and transfer agent, and the holders from time to time of the depositary receipts (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 21, 2019)

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

10.16 *	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)

Exhibit No.	Description
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

10.37 *	American Equity Investment Life Holding Company 2023 Equity Incentive Plan (Incorporated by reference to the Appendix B to the Company’s proxy statement on Form DEF 14A filed on April 28, 2023)

Exhibit No.	Description
10.38 *	Amended and Restated Change in Control Agreement, dated as of July 4, 2023, by and between the Company and Axel André (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 5, 2023)
10.39	Voting Agreement, dated July 4, 2023, by and among the Company, Freestone Re Ltd. and North End RE SPC (Incorporated by reference to Exhibit 10.2 to Form 8-K filed July 5, 2023)
10.40 *
Assignment, Assumption and Consent Agreement, dated as of December 21, 2023, by and among Brookfield Corporation, Brookfield Reinsurance Ltd., North End Re (Cayman) SPC, Freestone Re Ltd., BAM Re Holdings Ltd., American National Group, LLC and American Equity Investment Life Holding Company (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 21, 2023)

10.41 *
Form of 2023 Time-Based Employee Restricted Stock Unit Award Agreement (Two- or Three-Year Ratable) under the American Equity Investment Life Holding Company Amended and Restated equity Incentive Plan (Incorporated by reference to Exhibit 10.42 to Form 10-K for the period ended December 31, 2023 filed on February 29, 2024)

10.42 *
Form of 2023-2025 Performance-Based Employee Restricted Stock Unit Award Agreement under the American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan (Incorporated by reference to Exhibit 10.43 to Form 10-K for the period ended December 31, 2023 filed on February 29, 2024)

10.43 *
Form of 280G Mitigation and Repayment Agreement between American Equity Investment Life Holding Company and each of André, Bhalla, Etinger, Hamalainen, Lorenzen, Reilly and Volpe (Incorporated by reference to Exhibit 10.44 to Form 10-K for the period ended December 31, 2023 filed on February 29, 2024)

10.44 *
Form of Change in Control Agreement between American Equity Investment Life Holding Company and each of Bhalla and Lorenzen (Incorporated by reference to Exhibit 10.45 to Form 10-K for the period ended December 31, 2023 filed on February 29, 2024)

10.45 *
Form of Change in Control Agreement between American Equity Investment Life Holding Company and each of Etinger, Hamalainen, Reilly and Volpe (Incorporated by reference to Exhibit 10.46 to Form 10-K for the period ended December 31, 2023 filed on February 29, 2024)

10.46 *
Offer Letter effective January 2, 2024 between American Equity Investment Life Insurance Company and Erik Askelsen (Incorporated by reference to Exhibit 10.47 to Form 10-K for the period ended December 31, 2023 filed on February 29, 2024)

10.47 *
Form of 2024 Time-Based Employee Restricted Stock Unit Award Agreement (Three-Year Ratable) under the American Equity Investment Life Holding Company 2023 Equity Incentive Plan (Incorporated by reference to Exhibit 10.48 to Form 10-K for the period ended December 31, 2023 filed on February 29, 2024)

10.48 *
Form of Transaction Incentive Letter between American Equity Investment Life Holding Company and certain employees (Incorporated by reference to Exhibit 10.49 to Form 10-K for the period ended December 31, 2023 filed on February 29, 2024)

10.49 *
Form of Retention Agreement between American Equity Investment Life Holding Company and certain employees (Incorporated by reference to Exhibit 10.50 to Form 10-K for the period ended December 31, 2023 filed on February 29, 2024)

21.2	Subsidiaries of American Equity Investment Life Holding Company (Incorporated by reference to Exhibit 21.2 to Form 10-K for the period ended December 31, 2023 filed on February 29, 2024)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (Incorporated by reference to Exhibit 23.1 to Form 10-K for the period ended December 31, 2023 filed on February 29, 2024)
31.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.1 to Form 10-K for the period ended December 31, 2023 filed on February 29, 2024)

31.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.2 to Form 10-K for the period ended December 31, 2023 filed on February 29, 2024)

31.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 to Form 10-K for the period ended December 31, 2023 filed on February 29, 2024)

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.2 to Form 10-K for the period ended December 31, 2023 filed on February 29, 2024)

Exhibit No.	Description
97 *
American Equity Investment Life Holding Company Incentive-Based Compensation Recovery Policy Effective October 2, 2023 (Incorporated by reference to Exhibit 97 to Form 10-K for the period ended December 31, 2023 filed on February 29, 2024)

104	Cover Page Interactive Data File
*Denotes management contract or compensatory plan.
**Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of April 2024.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY

Date: April 29, 2024	By:	/s/ Anant Bhalla
Anant Bhalla
Chief Executive Officer & President