Form 10-Q
period 2024-03-31
American National Group Inc.
filed 2024-05-10
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number : 001-31911
American National Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	42-1447959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6000 Westown Parkway
West Des Moines, Iowa 50266
(Address of principal executive offices, including zip code)
(515) 221-0002
(Registrant's telephone number, including area code)
American Equity Investment Life Holding Company
(Former name or address, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2024, 68,659,827 shares of our common shares were outstanding, all of which are held directly by Brookfield Reinsurance Ltd and its affiliates.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Investments:
Fixed maturity securities, available for sale, at fair value (amortized cost of $36,009,821 as of 2024 and $38,537,462 as of 2023; allowance for credit losses of $3,518 as of 2024 and $4,030 as of 2023)	$32,044,379	$34,780,482
Mortgage loans on real estate (net of allowance for credit losses of $42,013 as of 2024 and $38,135 as of 2023)	7,281,831	7,537,594
Real estate investments (2024 and 2023 include $1,353,864 and $1,327,704 related to consolidated variable interest entities)	1,363,604	1,334,247
Limited partnerships and limited liability companies (2024 and 2023 include $501,084 and $506,685 related to consolidated variable interest entities)	1,066,273	1,089,591
Derivative instruments	1,617,000	1,207,288
Other investments (2024 includes $150,001 related to consolidated variable interest entities)	1,624,752	2,277,822
Total investments	44,997,839	48,227,024

Cash and cash equivalents (2024 and 2023 include $33,602 and $35,745 related to consolidated variable interest entities)	13,495,847	9,772,586
Coinsurance deposits (net of allowance for credit losses of $1,096 as of 2024 and $1,149 as of 2023)	14,743,795	14,582,728
Market risk benefits	524,598	479,694
Accrued investment income (2024 and 2023 include $4,136 and $2,862 related to consolidated variable interest entities)	431,105	459,332
Deferred policy acquisition costs	3,184,757	3,070,280
Deferred sales inducements	2,440,714	2,367,224
Deferred income taxes	115,245	152,652
Income taxes recoverable	24,342	37,854
Other assets (2024 and 2023 include $20,184 and $18,681 related to consolidated variable interest entities)	821,281	768,928
Total assets	$80,779,523	$79,918,302

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

(Unaudited)

	March 31, 2024	December 31, 2023
Liabilities and Stockholders' Equity
Liabilities:
Policy benefit reserves	$60,980,242	$60,901,641
Market risk benefits	3,122,918	3,146,554
Other policy funds and contract claims	182,342	188,856
Notes and loan payable	783,791	785,443
Subordinated debentures	79,200	79,107
Funds withheld for reinsurance liabilities	8,811,816	8,596,373
Other liabilities (2024 and 2023 include $80,627 and $93,520 related to consolidated variable interest entities)	3,647,641	3,172,554
Total liabilities	77,607,950	76,870,528

Stockholders' equity:
Preferred stock, Series A; par value $1 per share; $400,000 aggregate liquidation preference; 20,000 shares authorized; issued and outstanding: 2024 and 2023 - 16,000 shares	16	16
Preferred stock, Series B; par value $1 per share; $300,000 aggregate liquidation preference; 12,000 shares authorized; issued and outstanding: 2024 and 2023 - 12,000 shares	12	12
Common stock; par value $1 per share; 200,000,000 shares authorized; issued and outstanding: 2024 - 79,572,172 shares (excluding 30,614,343 treasury shares); 2023 - 79,337,818 shares (excluding 30,765,023 treasury shares)	79,572	79,338
Additional paid-in capital	1,073,079	1,071,103
Accumulated other comprehensive loss	(3,189,720)	(2,979,657)
Retained earnings	5,184,527	4,852,448
Total stockholders' equity attributable to American Equity Investment Life Holding Company	3,147,486	3,023,260
Noncontrolling interests	24,087	24,514
Total stockholders' equity	3,171,573	3,047,774
Total liabilities and stockholders' equity	$80,779,523	$79,918,302
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Premiums and other considerations	$640	$4,137
Annuity product charges	95,613	62,591
Net investment income	554,739	561,323
Change in fair value of derivatives	409,767	45,890
Net realized losses on investments	(94,050)	(27,787)
Other revenue	23,254	16,394
Total revenues	989,963	662,548

Benefits and expenses:
Insurance policy benefits and change in future policy benefits (remeasurement gains (losses) of future policy benefit reserves of $109 and $354 for 2024 and 2023, respectively)	4,238	7,208
Interest sensitive and index product benefits	304,220	57,911
Market risk benefits (gains) losses	(138,770)	183,694
Amortization of deferred sales inducements	54,214	46,601
Change in fair value of embedded derivatives	162,202	404,440
Interest expense on notes and loan payable	11,581	11,018
Interest expense on subordinated debentures	1,342	1,336
Amortization of deferred policy acquisition costs	77,337	68,235
Other operating costs and expenses	77,708	74,004
Total benefits and expenses	554,072	854,447
Income (loss) before income taxes	435,891	(191,899)
Income tax expense (benefit)	93,246	(36,008)
Net income (loss)	342,645	(155,891)
Less: Net income (loss) available to noncontrolling interests	(353)	103
Net income (loss) available to American Equity Investment Life Holding Company stockholders	342,998	(155,994)
Less: Preferred stock dividends	10,919	10,919
Net income (loss) available to American Equity Investment Life Holding Company common stockholders	$332,079	$(166,913)

Earnings (loss) per common share	$4.20	$(2.00)
Earnings (loss) per common share - assuming dilution	$4.13	$(2.00)

Weighted average common shares outstanding (in thousands):
Earnings (loss) per common share	79,056	83,417
Earnings (loss) per common share - assuming dilution	80,376	83,417
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$342,645	$(155,891)
Other comprehensive income (loss):
Change in net unrealized investment gains/losses	(119,594)	851,731
Change in current discount rate for liability for future policy benefits	3,572	(4,791)
Change in instrument-specific credit risk for market risk benefits	(61,263)	70,005
Reclassification of unrealized investment gains/losses to net income	(88,618)	(18,463)
Other comprehensive income (loss) before income tax	(265,903)	898,482
Income tax effect related to other comprehensive income (loss)	55,840	(188,681)
Other comprehensive income (loss)	(210,063)	709,801
Comprehensive income	$132,582	$553,910
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the three months ended March 31, 2024
Balance at December 31, 2023	$28	$79,338	$1,071,103	$(2,979,657)	$4,852,448	$24,514	$3,047,774
Net income (loss) for period	—	—	—	—	342,998	(353)	342,645
Other comprehensive loss	—	—	—	(210,063)	—	—	(210,063)
Share-based compensation	—	—	1,946	—	—	—	1,946
Issuance of common stock	—	234	30	—	—	—	264
Dividends on preferred stock	—	—	—	—	(10,919)	—	(10,919)
Contributions (distributions) from noncontrolling interests	—	—	—	—	—	(74)	(74)
Balance at March 31, 2024	$28	$79,572	$1,073,079	$(3,189,720)	$5,184,527	$24,087	$3,171,573

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the three months ended March 31, 2023
Balance at December 31, 2022 (a)	$28	$84,810	$1,325,316	$(3,746,230)	$4,685,593	$21,233	$2,370,750
Net income (loss) for period	—	—	—	—	(155,994)	103	(155,891)
Other comprehensive income	—	—	—	709,801	—	—	709,801
Share-based compensation	—	—	9,904	—	—	—	9,904
Issuance of common stock	—	211	(3,842)	—	—	—	(3,631)
Treasury stock acquired, common	—	(7,268)	(285,925)	—	—	—	(293,193)
Dividends on preferred stock	—	—	—	—	(10,919)	—	(10,919)
Contributions (distributions) from noncontrolling interests	—	—	—	—	—	1,988	1,988
Balance at March 31, 2023	$28	$77,753	$1,045,453	$(3,036,429)	$4,518,680	$23,324	$2,628,809
(a)Certain prior period amounts have been recast. See Note 1 - Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2023.
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income (loss)	$342,645	$(155,891)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest sensitive and index product benefits	304,220	57,911
Amortization of deferred sales inducements	54,214	46,601
Annuity product charges	(95,613)	(62,591)
Change in fair value of embedded derivatives	162,202	404,440
Change in traditional life and accident and health insurance reserves	(9,563)	1,720
Policy acquisition costs deferred	(191,814)	(66,767)
Amortization of deferred policy acquisition costs	77,337	68,235
Provision for depreciation and other amortization	3,350	3,025
Amortization of discounts and premiums on investments	2,601	13,450
Realized gains/losses on investments	94,050	27,787
Distributions from equity method investments	24,601	—
Change in fair value of derivatives	(409,767)	(45,890)
Deferred income taxes	93,247	(40,895)
Share-based compensation	1,946	9,904
Change in accrued investment income	28,227	426
Change in income taxes recoverable/payable	13,512	4,677
Change in other assets	(11,255)	(34,940)
Change in other policy funds and contract claims	(7,645)	(207,895)
Change in market risk benefits, net	(138,771)	192,253
Change in collateral held for derivatives	390,978	184,088
Change in funds withheld from reinsurers	256,921	342,602
Change in other liabilities	58,489	145,648
Other	25,894	(22,855)
Net cash provided by operating activities	1,070,006	865,043

Investing activities
Sales, maturities, or repayments of investments:
Fixed maturity securities, available for sale	4,707,376	3,150,639
Mortgage loans on real estate	442,126	279,348
Derivative instruments	303,371	(132)
Other investments	1,103,923	705,059
Acquisitions of investments:
Fixed maturity securities, available for sale	(2,323,893)	(2,039,525)
Mortgage loans on real estate	(191,028)	(534,632)
Real estate investments acquired	(35,649)	(120,907)
Derivative instruments	(203,551)	(205,561)
Other investments	(459,826)	(425,596)
Purchases of property, furniture and equipment	(4,631)	(4,192)
Net cash provided by investing activities	3,338,218	804,501

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Financing activities
Receipts credited to annuity policyholder account balances	$2,348,431	$1,370,663
Coinsurance deposits	(91,042)	(215,927)
Return of annuity policyholder account balances	(2,910,342)	(1,601,547)
Repayment of loan payable	(1,875)	(1,875)
Acquisition of treasury stock	—	(293,193)
Proceeds from issuance of common stock, net	264	(3,631)
Change in checks in excess of cash balance	(19,480)	(54,932)
Dividends paid on preferred stock	(10,919)	(10,919)
Net cash used in financing activities	(684,963)	(811,361)
Increase in cash and cash equivalents	3,723,261	858,183
Cash and cash equivalents at beginning of period	9,772,586	1,919,669
Cash and cash equivalents at end of period	$13,495,847	$2,777,852

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest expense	$6,358	$5,803
Income taxes	546	262,020
Income tax refunds received	14,059	52,500

Non-cash operating activity:
Deferral of sales inducements	127,704	45,267
See accompanying notes to unaudited consolidated financial statements.

AMERICAN EQUITY INVESTMENT LIFE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
1. Significant Accounting Policies
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of American Equity Investment Life Holding Company ("we", "us", "our" or the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include variable interest entities (“VIE”) in which we are the primary beneficiary. All of the adjustments in the consolidated financial statements are normal recurring items which are necessary to present fairly our financial position and results of operations on a basis consistent with the prior audited consolidated financial statements. Operating results for the three month periods ended March 31, 2024 are not necessarily indicative of the results that may be expected for any other period, including for the year ended December 31, 2024. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements requires management estimates and assumptions using subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Our actual results could differ from these estimates. For further information related to a description of areas of judgment and estimates and other information necessary to understand our financial position and results of operations, refer to the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Adopted Accounting Pronouncements
Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") on troubled debt restructurings ("TDR") and vintage disclosures related to current period gross write-offs and recoveries. This guidance eliminates the accounting guidance for TDRs by creditors and enhances disclosure requirements for certain refinancing and restructuring of loans by creditors when a borrower is experiencing financial difficulty. The guidance also requires companies to disclosure current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU was adopted on January 1, 2023 and was applied prospectively. This guidance did not have a material impact on our consolidated financial statements.
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

2. Fair Values of Financial Instruments
The following sets forth a comparison of the carrying amounts and fair values of our financial instruments:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets
Fixed maturity securities, available for sale	$32,044,379	$32,044,379	$34,780,482	$34,780,482
Mortgage loans on real estate	7,281,831	6,777,489	7,537,594	7,047,993
Real estate investments	1,363,604	1,382,633	1,334,247	1,336,247
Limited partnerships and limited liability companies	501,084	501,084	506,685	506,685
Derivative instruments	1,617,000	1,617,000	1,207,288	1,207,288
Other investments	1,624,752	1,624,752	2,277,822	2,277,822
Cash and cash equivalents	13,495,847	13,495,847	9,772,586	9,772,586
Coinsurance deposits	14,743,795	13,671,767	14,582,728	13,570,942
Market risk benefits	524,598	524,598	479,694	479,694

Liabilities
Policy benefit reserves	60,638,086	56,103,251	60,549,922	56,366,631
Market risk benefits	3,122,918	3,122,918	3,146,554	3,146,554
Single premium immediate annuity (SPIA) benefit reserves	181,348	189,677	188,301	196,720
Notes and loan payable	783,791	775,660	785,443	770,570
Subordinated debentures	79,200	86,095	79,107	86,254
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

Our assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are presented below based on the fair value hierarchy levels:

	Total Fair Value	NAV	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2024
Assets
Fixed maturity securities, available for sale:
U.S. Government and agencies	$27,137	$—	$17,068	$10,069	$—
States, municipalities and territories	2,816,974	—	—	2,612,223	204,751
Foreign corporate securities and foreign governments	433,008	—	—	433,008	—
Corporate securities	19,264,788	—	—	19,054,472	210,316
Residential mortgage backed securities	995,130	—	—	972,609	22,521
Commercial mortgage backed securities	2,734,085	—	—	2,734,085	—
Other asset backed securities	5,773,257	—	—	3,488,452	2,284,805
Other investments	351,142	—	140,458	60,683	150,001
Real estate investments	1,248,703	—	—	—	1,248,703
Limited partnerships and limited liability companies	501,084	358,429	—	—	142,655
Derivative instruments	1,617,000	—	—	1,617,000	—
Cash and cash equivalents	13,495,847	—	13,495,847	—	—
Market risk benefits (a)	524,598	—	—	—	524,598
	$49,782,753	$358,429	$13,653,373	$30,982,601	$4,788,350
Liabilities
Funds withheld liability - embedded derivative	$(298,254)	$—	$—	$—	$(298,254)
Fixed index annuities - embedded derivatives	5,273,407	—	—	—	5,273,407
Market risk benefits (a)	3,122,918	—	—	—	3,122,918
	$8,098,071	$—	$—	$—	$8,098,071

December 31, 2023
Assets
Fixed maturity securities, available for sale:
U.S. Government and agencies	$171,141	$—	$27,593	$143,548	$—
States, municipalities and territories	3,098,940	—	—	2,876,723	222,217
Foreign corporate securities and foreign governments	493,739	—	—	493,739	—
Corporate securities	20,603,416	—	—	20,347,979	255,437
Residential mortgage backed securities	1,402,501	—	—	1,402,501	—
Commercial mortgage backed securities	2,952,547	—	—	2,952,547	—
Other asset backed securities	6,058,198	—	—	4,467,224	1,590,974
Other investments	1,795,511	—	875,596	919,915	—
Real estate investments	1,217,271	—	—	—	1,217,271
Limited partnerships and limited liability companies	506,685	353,554	—	—	153,131
Derivative instruments	1,207,288	—	—	1,207,288	—
Cash and cash equivalents	9,772,586	—	9,772,586	—	—
Market risk benefits (a)	479,694	—	—	—	479,694
	$49,759,517	$353,554	$10,675,775	$34,811,464	$3,918,724
Liabilities
Funds withheld liability - embedded derivative	$(256,776)	$—	$—	$—	$(256,776)
Fixed index annuities - embedded derivatives	5,181,894	—	—	—	5,181,894
Market risk benefits (a)	3,146,554	—	—	—	3,146,554
	$8,071,672	$—	$—	$—	$8,071,672
(a)See Note 8 - Policyholder Liabilities for additional information related to market risk benefits, including the balances of and changes in market risk benefits as well as significant inputs and assumptions used in the fair value measurements of market risk benefits.

The following table provides a reconciliation of the beginning and ending balances for our Level 3 assets and liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Fixed maturity securities, available for sale - States, municipalities and territories
Beginning balance	$222,217	$—
Purchases and sales, net	—	—
Transfers in	15,220	97,659
Transfers out	—	—
Total realized/unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income (loss)	(32,686)	—
Ending balance	$204,751	$97,659

Fixed maturity securities, available for sale - Corporate securities
Beginning balance	$255,437	$402,348
Purchases and sales, net	23,369	(26,278)
Transfers in	2,396	347
Transfers out	(69,454)	—
Total realized/unrealized gains (losses):
Included in net income	—	—
Included in other comprehensive income (loss)	(1,432)	(1,120)
Ending balance	$210,316	$375,297

Fixed maturity securities, available for sale - Residential mortgage backed securities
Beginning balance	$—	$—
Purchases and sales, net	—	—
Transfers in	22,521	—
Transfers out	—	—
Total realized/unrealized gains (losses):
Included in net income	—	—
Included in other comprehensive income (loss)	—	—
Ending balance	$22,521	$—

Fixed maturity securities, available for sale - Other asset backed securities
Beginning balance	$1,590,974	$442,918
Purchases and sales, net	697,098	227,032
Transfers in	24,210	130,502
Transfers out	—	—
Total realized/unrealized gains (losses):
Included in net income	—	—
Included in other comprehensive income (loss)	(27,477)	7,776
Ending balance	$2,284,805	$808,228

Other investments
Beginning balance	$—	$—
Transfers in	150,001	—
Transfers out	—	—
Total realized/unrealized gains (losses):
Included in net income	—	—
Included in other comprehensive income (loss)	—	—
Ending balance	$150,001	$—

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Real estate investments
Beginning balance	$1,217,271	$940,559
Purchases and sales, net	36,155	120,908
Change in fair value	(4,723)	(7,836)
Ending balance	$1,248,703	$1,053,631

Limited partnerships and limited liability companies
Beginning balance	$153,131	$64,209
Purchases and sales, net	(1,635)	94,137
Change in fair value	(8,841)	5,981
Ending balance	$142,655	$164,327

Funds withheld liability - embedded derivative
Beginning balance	$(256,776)	$(441,864)
Transfers in	—	—
Change in fair value	(41,478)	64,380
Ending balance	$(298,254)	$(377,484)

Fixed index annuities - embedded derivatives
Beginning balance	$5,181,894	$4,820,845
Premiums less benefits	15,845	(121,181)
Change in fair value, net	75,668	205,469
Ending balance	$5,273,407	$4,905,133
Transfers into and out of Level 3 during the three months ended March 31, 2024 and 2023 were primarily the result of changes in observable pricing information.

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

	March 31, 2024
	Assets / (Liabilities) Measured at Fair Value	Valuation Techniques(s)	Unobservable Input Description	Input / Range of Inputs		Weighted Average
Assets:	(in thousands)
Fixed maturity securities:
Corporate securities	$83,513	Discounted cash flow	Liquidity premium	20 basis points

Other asset backed securities	1,399,798	Discounted cash flow	Discount rate	3.20%	25.00%	6.44%
			Weighted average lives	1.13 years	11.77 years	4.39 years

Real estate investments	1,248,703	Broker price opinion

Limited partnerships and limited	32,974	Discounted cash flow	Residual capitalization rate	5.19%	5.45%	5.32%
liability companies - real estate			Discount rate	6.50%	6.75%	6.63%

Limited partnerships and limited	109,681	Discounted cash flow	Discount rate	10.75%	10.75%	10.75%
liability companies - infrastructure

	December 31, 2023
	Assets / (Liabilities) Measured at Fair Value	Valuation Techniques(s)	Unobservable Input Description	Input / Range of Inputs		Weighted Average
Assets:	(in thousands)
Fixed maturity securities:
Corporate securities	$83,666	Discounted cash flow	Liquidity premium	20 basis points

Other asset backed securities	591,992	Discounted cash flow	Discount rate	5.26%	25.00%	6.92%
			Weighted average lives	1.14 years	12.09 years	5.69 years

Real estate investments	1,217,271	Broker price opinion (a)

Limited partnerships and limited	46,705	Discounted cash flow	Residual capitalization rate	5.25%	5.25%	5.25%
liability companies - real estate			Discount rate	6.50%	6.75%	6.61%

Limited partnerships and limited	106,426	Discounted cash flow	Discount rate	11.00%	11.00%	11.00%
liability companies - infrastructure
(a)At December 31, 2023 we updated our valuation technique for real estate investments. See description of valuation technique, inputs and reason for update in the Real estate investments paragraph below.

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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparison of the prices to a secondary pricing source, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. Additionally, as needed we utilize discounted cash flow models or perform independent valuations on a case-by-case basis using inputs and assumptions similar to those used by the pricing services. Although we do identify differences from time to time as a result of these validation procedures, we did not make any significant adjustments as of March 31, 2024 and December 31, 2023.
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
Our consolidated limited partnership fund, which is measured using NAV as a practical expedient, is a closed-end fund that invests in infrastructure credit assets. Redemptions are not allowed until the fund's termination date and liquidation begins. As of March 31, 2024 and December 31, 2023, our unfunded commitments for our consolidated limited partnership fund was $183.0 million and $180.9 million, respectively.
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
During Q1 2024, we purchased an investment company limited partnership, which invests in residual interest investments, and is a consolidated VIE. We initially recorded the investment at cost to purchase the investment. Due to proximity of the purchase to quarter end, the cost of $150.0 million approximates fair value as of March 31, 2024 and falls within Level 3 of the fair value hierarchy.
The following table presents financial instruments included in Other investments which are not measured at fair value on a recurring basis and fall within Level 2 of the fair value hierarchy.

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
FHLB common stock (1)	$10,000	$10,000
Collateral loans (2)	853,457	64,594
Company owned life insurance ("COLI") (3)	406,859	404,598
(1)FHLB common stock is carried at cost which approximates fair value.
(2)For certain of our collateral loans, we have concluded the carrying value approximates fair value.
(3)The fair value of our COLI approximates the cash surrender value of the policies.
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
Within this determination we have the following significant unobservable inputs: 1) the expected cost of annual call options we will purchase in the future to fund index credits beyond the next policy anniversary and 2) our best estimates for future policy decrements, primarily lapse rates. As of both March 31, 2024 and December 31, 2023, we utilized an estimate of 2.35% for the long-term expected cost of annual call options, which is based on estimated long-term account value growth and a historical review of our actual option costs.
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

	Average Lapse Rates
Contract Duration (Years)	March 31, 2024	December 31, 2023
1 - 5	1.92%	1.96%
6 - 10	3.84%	3.71%
11 - 15	3.73%	3.71%
16 - 20	8.43%	8.97%
20+	4.92%	4.91%
Lapse rates are generally expected to increase as surrender charge percentages decrease for policies without a lifetime income benefit rider. Lapse expectations reflect a significant increase in the year in which the surrender charge period on a contract ends.
The fair value of our fixed index annuities embedded derivatives is net of coinsurance ceded of $1,156.2 million and $1,182.6 million as of March 31, 2024 and December 31, 2023, respectively. Change in fair value, net for each period in our embedded derivatives is included in Change in fair value of embedded derivatives in the Consolidated Statements of Operations.
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

The most sensitive assumption in determining policy liabilities for fixed index annuities is the rates used to discount the excess projected contract values. As indicated above, the discount rate reflects our nonperformance risk. If the discount rates used to discount the excess projected contract values at March 31, 2024, were to increase by 100 basis points, the fair value of the embedded derivatives would decrease by $360.4 million recorded through operations as a decrease in the change in fair value of embedded derivatives. A decrease by 100 basis points in the discount rates used to discount the excess projected contract values would increase the fair value of the embedded derivatives by $413.6 million recorded through operations as an increase in the change in fair value of embedded derivatives.

3. Investments
At March 31, 2024 and December 31, 2023, the amortized cost and fair value of fixed maturity securities were as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(Dollars in thousands)
March 31, 2024
Fixed maturity securities, available for sale:
U.S. Government and agencies	$28,354	$13	$(1,230)	$—	$27,137
States, municipalities and territories	3,392,780	9,188	(584,994)	—	2,816,974
Foreign corporate securities and foreign governments	513,299	643	(80,934)	—	433,008
Corporate securities	21,952,356	124,669	(2,808,944)	(3,293)	19,264,788
Residential mortgage backed securities	1,093,654	9,209	(107,733)	—	995,130
Commercial mortgage backed securities	3,121,755	2,701	(390,371)	—	2,734,085
Other asset backed securities	5,907,623	22,009	(156,150)	(225)	5,773,257
	$36,009,821	$168,432	$(4,130,356)	$(3,518)	$32,044,379

December 31, 2023
Fixed maturity securities, available for sale:
U.S. Government and agencies	$172,683	$606	$(2,148)	$—	$171,141
States, municipalities and territories	3,654,571	17,477	(573,108)	—	3,098,940
Foreign corporate securities and foreign governments	563,890	1,669	(71,820)	—	493,739
Corporate securities	23,036,862	175,014	(2,605,048)	(3,412)	20,603,416
Residential mortgage backed securities	1,503,639	11,598	(112,736)	—	1,402,501
Commercial mortgage backed securities	3,405,647	995	(454,095)	—	2,952,547
Other asset backed securities	6,200,170	30,530	(171,884)	(618)	6,058,198
	$38,537,462	$237,889	$(3,990,839)	$(4,030)	$34,780,482
(1)Amortized cost excludes accrued interest receivable of $352.8 million and $360.9 million as of March 31, 2024 and December 31, 2023, respectively.
The amortized cost and fair value of fixed maturity securities at March 31, 2024, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and other asset backed securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$635,069	$628,657
Due after one year through five years	5,295,239	5,166,955
Due after five years through ten years	4,174,379	3,788,971
Due after ten years through twenty years	7,149,272	6,209,035
Due after twenty years	8,632,830	6,748,289
	25,886,789	22,541,907
Residential mortgage backed securities	1,093,654	995,130
Commercial mortgage backed securities	3,121,755	2,734,085
Other asset backed securities	5,907,623	5,773,257
	$36,009,821	$32,044,379

Net unrealized losses on investments reported as a separate component of stockholders' equity were comprised of the following:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Net unrealized losses on investments	$(3,963,901)	$(3,755,689)
Deferred income tax valuation allowance reversal	22,534	22,534
Deferred income tax expense	831,961	788,236
Net unrealized losses reported as accumulated other comprehensive loss	$(3,109,406)	$(2,944,919)
The National Association of Insurance Commissioners ("NAIC") assigns designations to fixed maturity securities. These designations range from Class 1 (highest quality) to Class 6 (lowest quality). In general, securities are assigned a designation based upon the ratings they are given by the Nationally Recognized Statistical Rating Organizations. The NAIC designations are utilized by insurers in preparing their annual statutory statements. NAIC Class 1 and 2 designations are considered "investment grade" while NAIC Class 3 through 6 designations are considered "non-investment grade." Based on the NAIC designations, we had 97% and 98% of our fixed maturity portfolio rated investment grade at March 31, 2024 and December 31, 2023, respectively.
The following table summarizes the credit quality, as determined by NAIC designation, of our fixed maturity portfolio as of the dates indicated:

	March 31, 2024		December 31, 2023
NAIC Designation (1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
1	$21,333,429	$18,916,331	$22,493,843	$20,209,842
2	13,523,795	12,096,461	14,910,687	13,529,169
3	657,003	613,090	583,131	527,556
4	183,294	152,918	201,610	168,191
5	88,840	67,345	88,581	68,538
6	5,398	3,922	9,400	10,132
	$35,791,759	$31,850,067	$38,287,252	$34,513,428
(1)The table excludes residual tranche securities that are not rated with an amortized cost of $218,062 and $250,210, and fair value of $194,312 and $267,054 as of March 31, 2024 and December 31, 2023, respectively.

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities (consisting of 3,525 and 3,639 securities, respectively) have been in a continuous unrealized loss position, at March 31, 2024 and December 31, 2023:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(Dollars in thousands)
March 31, 2024
Fixed maturity securities, available for sale:
U.S. Government and agencies	$3,990	$(20)	$22,732	$(1,210)	$26,722	$(1,230)
States, municipalities and territories	114,901	(10,035)	2,522,955	(574,959)	2,637,856	(584,994)
Foreign corporate securities and foreign governments	17,385	(92)	382,787	(80,842)	400,172	(80,934)
Corporate securities	1,280,454	(34,771)	14,276,990	(2,774,173)	15,557,444	(2,808,944)
Residential mortgage backed securities	51,291	(836)	653,903	(106,897)	705,194	(107,733)
Commercial mortgage backed securities	55,259	(1,517)	2,497,882	(388,854)	2,553,141	(390,371)
Other asset backed securities	1,430,802	(61,836)	2,003,652	(94,314)	3,434,454	(156,150)
	$2,954,082	$(109,107)	$22,360,901	$(4,021,249)	$25,314,983	$(4,130,356)

December 31, 2023
Fixed maturity securities, available for sale:
U.S. Government and agencies	$55,087	$(279)	$47,639	$(1,869)	$102,726	$(2,148)
States, municipalities and territories	451,091	(44,832)	2,290,704	(528,276)	2,741,795	(573,108)
Foreign corporate securities and foreign governments	1,555	(195)	427,021	(71,625)	428,576	(71,820)
Corporate securities	3,275,031	(237,744)	13,625,542	(2,367,304)	16,900,573	(2,605,048)
Residential mortgage backed securities	145,093	(7,614)	858,821	(105,122)	1,003,914	(112,736)
Commercial mortgage backed securities	431,947	(69,007)	2,416,868	(385,088)	2,848,815	(454,095)
Other asset backed securities	968,026	(29,606)	3,057,618	(142,278)	4,025,644	(171,884)
	$5,327,830	$(389,277)	$22,724,213	$(3,601,562)	$28,052,043	$(3,990,839)
(1)Unrealized losses have been reduced to reflect the allowance for credit losses of $3.5 million and $4.0 million as of March 31, 2024 and December 31, 2023, respectively.
The unrealized losses at March 31, 2024 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at March 31, 2024. Approximately 98% of the unrealized losses on fixed maturity securities shown in the above table for both March 31, 2024 and December 31, 2023, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
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
Changes in net unrealized gains/losses on investments for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Fixed maturity securities available for sale carried at fair value	$(208,212)	$833,268

Adjustment for effect on other balance sheet accounts:
Deferred income tax asset/liability	43,725	(174,986)
	43,725	(174,986)
Change in net unrealized gains/losses on investments carried at fair value	$(164,487)	$658,282
Proceeds from sales of available for sale fixed maturity securities for the three months ended March 31, 2024 and 2023 were $4.9 billion and $2.3 billion, respectively. Scheduled principal repayments, calls and tenders for available for sale fixed maturity securities for the three months ended March 31, 2024 and 2023 were $0.6 billion and $0.9 billion, respectively.

Net realized losses on investments for the three months ended March 31, 2024 and 2023, are as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Available for sale fixed maturity securities:
Gross realized gains	$15,887	$25,988
Gross realized losses	(104,505)	(44,451)
Net credit loss recovery (provision)	512	(829)
	(88,106)	(19,292)
Other investments:
Gross realized gains	—	1,777
Gross realized losses	—	(432)
	—	1,345
Mortgage loans on real estate:
Increase in allowance for credit losses	(3,468)	(8,654)
Recovery of specific allowance	—	—
Loss on sale of mortgage loans	(2,476)	(1,186)
	(5,944)	(9,840)
Total net realized losses	$(94,050)	$(27,787)
Realized losses on available for sale fixed maturity securities in 2024 and 2023 were realized primarily due to strategies to reposition the fixed maturity security portfolio that result in improved net investment income, credit risk or duration profiles as they pertain to our asset liability management. Realized gains and losses on sales are determined on the basis of specific identification of investments based on the trade date.
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
The following table provides a rollforward of the allowance for credit loss:

	Three Months Ended March 31, 2024
	Corporate Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$3,412	$—	$618	$4,030
Change in allowance on securities with previous allowance	—	—	—	—
Recoveries of amounts previously written off	(119)	—	(393)	(512)
Ending balance	$3,293	$—	$225	$3,518

	Three Months Ended March 31, 2023
	Corporate Securities	Residential Mortgage Backed Securities	Other Asset Backed Securities	Total
	(Dollars in thousands)
Beginning balance	$3,214	$133	$—	$3,347
Change in allowance on securities with previous allowance	(1,300)	—	—	(1,300)
Recoveries of amounts previously written off	—	—	—	—
Ending balance	$1,914	$133	$—	$2,047

4. Mortgage Loans on Real Estate
Our financing receivables consist of the following three portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our mortgage loan portfolios are summarized in the following table. There were commitments outstanding of $575.8 million at March 31, 2024.

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Commercial mortgage loans:
Principal outstanding	$3,480,752	$3,550,204
Deferred fees and costs, net	(2,826)	(2,494)
Unamortized discounts and premiums, net	(2,317)	(2,711)
Amortized cost	3,475,609	3,544,999
Valuation allowance	(20,432)	(17,902)
Commercial mortgage loans, carrying value	3,455,177	3,527,097

Agricultural mortgage loans:
Principal outstanding	576,185	581,287
Deferred fees and costs, net	(1,600)	(1,654)
Amortized cost	574,585	579,633
Valuation allowance	(1,202)	(2,590)
Agricultural mortgage loans, carrying value	573,383	577,043

Residential mortgage loans:
Principal outstanding	3,207,707	3,384,737
Deferred fees and costs, net	453	558
Unamortized discounts and premiums, net	65,490	65,802
Amortized cost	3,273,650	3,451,097
Valuation allowance	(20,379)	(17,643)
Residential mortgage loans, carrying value	3,253,271	3,433,454
Mortgage loans, carrying value	$7,281,831	$7,537,594

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

	March 31, 2024		December 31, 2023
	Principal	Percent	Principal	Percent
	(Dollars in thousands)
Geographic distribution
East	$455,366	13.1%	$471,707	13.3%
Middle Atlantic	273,050	7.8%	274,017	7.7%
Mountain	401,678	11.5%	404,143	11.4%
New England	90,619	2.6%	87,041	2.4%
Pacific	831,311	23.9%	835,085	23.5%
South Atlantic	879,052	25.3%	927,547	26.1%
West North Central	178,616	5.1%	183,856	5.2%
West South Central	333,171	9.6%	328,918	9.3%
International	37,889	1.1%	37,890	1.1%
	$3,480,752	100.0%	$3,550,204	100.0%
Property type distribution
Office	$358,570	10.3%	$360,328	10.1%
Retail	789,223	22.7%	801,977	22.6%
Industrial/Warehouse	892,092	25.6%	940,546	26.5%
Apartment	1,041,957	29.9%	1,047,740	29.5%
Hotel	320,171	9.2%	319,733	9.0%
Mixed Use/Other	78,739	2.3%	79,880	2.3%
	$3,480,752	100.0%	$3,550,204	100.0%
Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $576.2 million and $581.3 million as of March 31, 2024 and December 31, 2023, respectively. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $3.2 billion and $3.4 billion as of March 31, 2024 and December 31, 2023, respectively. These loans are collateralized by the related properties and diversified as to location within the United States.
Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Interest income is included in Net investment income on our Consolidated Statements of Operations. Accrued interest receivable, which was $62.8 million and $69.5 million as of March 31, 2024 and December 31, 2023, respectively, is included in Accrued investment income on our Consolidated Balance Sheets.
Loan Valuation Allowance
We establish a valuation allowance to provide for the risk of credit losses inherent in our mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost, which excludes accrued interest receivable. We do not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balances to net investment income in a timely manner. We did not charge off any uncollectible accrued interest receivable on our commercial, agricultural or residential mortgage loan portfolios for the three month periods ended March 31, 2024 or 2023, respectively.
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

The following table represents a rollforward of the valuation allowance on our mortgage loan portfolios:

	Three Months Ended March 31, 2024
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(17,902)	$(2,590)	$(17,643)	$(38,135)
Charge-offs	—	—	213	213
Recoveries	—	—	—	—
Change in provision for credit losses	(2,530)	1,388	(2,949)	(4,091)
Ending allowance balance	$(20,432)	$(1,202)	$(20,379)	$(42,013)

	Three Months Ended March 31, 2023
	Commercial	Agricultural	Residential	Total
	(Dollars in thousands)
Beginning allowance balance	$(22,428)	$(1,021)	$(13,523)	$(36,972)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Change in provision for credit losses	(2,654)	(335)	(5,665)	(8,654)
Ending allowance balance	$(25,082)	$(1,356)	$(19,188)	$(45,626)
Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of Real estate investments and the loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. There were 14 real estate properties totaling $9.7 million at March 31, 2024 and 12 real estate properties totaling $6.5 million in which ownership of the property was taken to satisfy an outstanding loan at December 31, 2023. Recoveries are situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance).
Credit Quality Indicators
We evaluate the credit quality of our commercial and agricultural mortgage loans by analyzing LTV and DSC ratios and loan performance. We evaluate the credit quality of our residential mortgage loans by analyzing loan performance.
LTV and DSC ratios for our commercial mortgage loans are originally calculated at the time of loan origination and are updated annually for each loan using information such as rent rolls, assessment of lease maturity dates and property operating statements, which are reviewed in the context of current leasing and in place rents compared to market leasing and market rents. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our commercial mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at March 31, 2024 and December 31, 2023.

The amortized cost of our commercial mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at March 31, 2024 and December 31, 2023 (by year of origination):

	2024		2023		2022		2021		2020		Prior		Total
As of March 31, 2024:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$—	—%	$3,456	46%	$285,438	62%	$271,985	57%	$348,016	50%	$1,479,369	47%	$2,388,264	50%
Greater than or equal to 1.2 and less than 1.5	—	—%	—	—%	81,084	48%	4,453	54%	27,150	52%	282,786	60%	395,473	57%
Greater than or equal to 1.0 and less than 1.2	—	—%	27,144	33%	86,871	29%	328,457	45%	30,270	56%	63,302	71%	536,044	46%
Less than 1.0	—	—%	—	—%	53,486	54%	26,968	52%	18,378	54%	56,996	63%	155,828	57%
Total	$—	—%	$30,600	35%	$506,879	53%	$631,863	51%	$423,814	51%	$1,882,453	50%	$3,475,609	51%

	2023		2022		2021		2020		2019		Prior		Total
As of December 31, 2023:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$3,444	46%	$285,481	62%	$272,661	57%	$370,299	51%	$449,973	55%	$1,056,159	44%	$2,438,017	50%
Greater than or equal to 1.2 and less than 1.5	—	—%	76,122	49%	4,500	55%	36,534	57%	108,232	64%	177,489	57%	402,877	58%
Greater than or equal to 1.0 and less than 1.2	40,727	38%	105,578	32%	328,722	45%	28,935	54%	—	—%	63,972	71%	567,934	46%
Less than 1.0	—	—%	53,470	54%	26,960	52%	—	—%	2,545	80%	53,196	52%	136,171	53%
Total	$44,171	39%	$520,651	53%	$632,843	51%	$435,768	52%	$560,750	57%	$1,350,816	47%	$3,544,999	51%
LTV and DSC ratios for our agricultural mortgage loans are calculated at the time of loan origination and are evaluated annually for each loan using land value averages. A DSC ratio of less than 1.0 indicates that a property's operations do not generate sufficient income to cover debt payments. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. All of our agricultural mortgage loans that have a debt service coverage ratio of less than 1.0 are performing under the original contractual loan terms at March 31, 2024 and December 31, 2023.
The amortized cost of our agricultural mortgage loan portfolio by LTV and DSC ratios based on the most recent information collected was as follows at March 31, 2024 and December 31, 2023 (by year of origination):

	2024		2023		2022		2021		2020		Prior		Total
As of March 31, 2024:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:	(Dollars in thousands)
Greater than or equal to 1.5	$—	—%	$26,865	59%	$61,331	53%	$45,598	56%	$90,066	45%	$34,000	42%	$257,860	50%
Greater than or equal to 1.2 and less than 1.5	—	—%	17,755	59%	88,146	53%	51,510	51%	26,352	34%	—	—%	183,763	50%
Greater than or equal to 1.0 and less than 1.2	897	36%	3,988	43%	3,058	55%	9,224	57%	894	58%	—	—%	18,061	52%
Less than 1.0	—	—%	—	—%	37,943	36%	25,954	50%	48,877	48%	2,127	33%	114,901	44%
Total	$897	36%	$48,608	58%	$190,478	50%	$132,286	53%	$166,189	44%	$36,127	41%	$574,585	49%

	2023		2022		2021		2020		2019		Prior		Total
As of December 31, 2023:	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV	Amortized Cost	Average LTV
Debt Service Coverage Ratio:
Greater than or equal to 1.5	$26,890	59%	$61,374	54%	$46,060	57%	$91,060	46%	$—	—%	$34,000	42%	$259,384	50%
Greater than or equal to 1.2 and less than 1.5	17,798	59%	89,548	54%	51,819	52%	27,433	32%	—	—%	—	—%	186,598	51%
Greater than or equal to 1.0 and less than 1.2	3,988	43%	3,080	55%	9,246	57%	902	59%	—	—%	—	—%	17,216	53%
Less than 1.0	—	—%	38,675	37%	26,514	51%	49,105	48%	2,141	33%	—	—%	116,435	45%
Total	$48,676	58%	$192,677	51%	$133,639	54%	$168,500	44%	$2,141	33%	$34,000	42%	$579,633	49%

We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Aging of financing receivables is summarized in the following table (by year of origination):

	2024	2023	2022	2021	2020	Prior	Total
As of March 31, 2024:	(Dollars in thousands)
Commercial mortgage loans
Current	$—	$30,600	$506,879	$631,863	$423,814	$1,882,453	$3,475,609
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$—	$30,600	$506,879	$631,863	$423,814	$1,882,453	$3,475,609

Agricultural mortgage loans
Current	$897	$48,608	$190,478	$130,102	$166,189	$36,127	$572,401
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	2,184	—	—	2,184
Total agricultural mortgage loans	$897	$48,608	$190,478	$132,286	$166,189	$36,127	$574,585

Residential mortgage loans
Current	$28,212	$1,169,009	$1,415,122	$326,677	$152,853	$18,766	$3,110,639
30 - 59 days past due	—	—	2,760	—	—	—	2,760
60 - 89 days past due	—	12,381	26,227	3,765	5,079	395	47,847
90 days or more past due	—	25,880	52,277	22,965	9,155	2,127	112,404
Total residential mortgage loans	$28,212	$1,207,270	$1,496,386	$353,407	$167,087	$21,288	$3,273,650

	2023	2022	2021	2020	2019	Prior	Total
As of December 31, 2023:	(Dollars in thousands)
Commercial mortgage loans
Current	$44,171	$520,651	$632,843	$435,768	$560,750	$1,350,816	$3,544,999
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—
Total commercial mortgage loans	$44,171	$520,651	$632,843	$435,768	$560,750	$1,350,816	$3,544,999

Agricultural mortgage loans
Current	$48,676	$182,273	$131,448	$168,500	$2,141	$34,000	$567,038
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	10,404	2,191	—	—	—	12,595
Total agricultural mortgage loans	$48,676	$192,677	$133,639	$168,500	$2,141	$34,000	$579,633

Residential mortgage loans
Current	$1,183,248	$1,493,165	$365,704	$161,426	$22,654	$794	$3,226,991
30 - 59 days past due	21,367	58,420	10,253	5,731	4,988	—	100,759
60 - 89 days past due	5,017	22,383	3,908	1,839	99	—	33,246
90 days or more past due	18,558	38,255	23,707	5,275	3,398	908	90,101
Total residential mortgage loans	$1,228,190	$1,612,223	$403,572	$174,271	$31,139	$1,702	$3,451,097
Commercial, agricultural and residential mortgage loans are considered nonperforming when they become 90 days or more past due. When loans become nonperforming, we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a nonperforming loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a nonperforming loan back to less than 90 days past due, we will resume accruing interest income on that loan. There were 198 loans in non-accrual status at March 31, 2024 and 155 loans in non-accrual status at December 31, 2023. During the three months ended March 31, 2024 and 2023, we recognized interest income of $270 thousand and $15 thousand, respectively, on loans which were in non-accrual status at the respective period end.

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
There were no significant mortgage loan modifications for the three months ended March 31, 2024 and 2023, respectively.
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
We are invested in one investment company limited partnership which holds residual interest investments. The entity is a VIE as we have determined we are the primary beneficiary. Because the limited partnership is an investment, changes in fair value of the underlying residual interest investments are reported as a component of net investment income.
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
The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of the consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	March 31, 2024		December 31, 2023
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(Dollars in thousands)
Real estate investments	$1,408,777	$79,501	$1,383,120	$92,299
Real estate limited liability companies	33,421	138	47,005	149
Limited partnership funds	359,768	216	353,610	289
Residual interest	150,001	—	—	—
Infrastructure limited liability companies	110,904	772	107,942	783
	$2,062,871	$80,627	$1,891,677	$93,520

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
The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

	March 31, 2024		December 31, 2023
	Asset Carrying Value	Maximum Exposure to Loss	Asset Carrying Value	Maximum Exposure to Loss
	(Dollars in thousands)
Fixed maturity securities, available for sale	$2,304,405	$2,304,405	$2,438,074	$2,438,074
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
The notional and fair values of our derivative instruments, including derivative instruments embedded in fixed index annuity contracts, presented in the Consolidated Balance Sheets are as follows:

	March 31, 2024		December 31, 2023
	Notional	Fair Value	Notional	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments
Assets
Derivative instruments
Call options	$41,614,193	$1,617,000	$41,547,731	$1,207,288
	$41,614,193	$1,617,000	$41,547,731	$1,207,288
Liabilities
Policy benefit reserves - annuity products
Fixed index annuities - embedded derivatives, net		$5,273,407		$5,181,894
Funds withheld for reinsurance liabilities
Reinsurance related embedded derivative		(298,254)		(256,776)
		$4,975,153		$4,925,118
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

The following represents the amortized cost and cumulative fair value hedging adjustments included in the hedged assets:

Line Item in the Consolidated Balance Sheets in Which Hedged Item is Included	Amortized Cost of Hedged Item		Cumulative Amount of Fair Value Basis Adjustment Gain (Loss)
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
(Dollars in thousands)
Fixed maturities, available for sale:
Current hedging relationships	$—	$—	$—	$—
Discontinued hedging relationships	1,205,204	1,261,509	(57,146)	(62,385)
The following represents a summary of the gains (losses) related to the derivatives and hedged items that qualify for fair value hedge accounting:

	Derivative	Hedged Item	Net	Amount Excluded: Recognized in Income Immediately
	(Dollars in thousands)
For the three months ended March 31, 2024
Interest rate swaps	$—	$—	$—	$—

For the three months ended March 31, 2023
Interest rate swaps	$(12,991)	$14,116	$1,125	$—
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
The changes in fair value of derivatives not designated as hedging instruments included in the Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Change in fair value of derivatives:
Call options	$409,767	$43,444
Warrants	—	1,321
	$409,767	$44,765
Change in fair value of embedded derivatives:
Fixed index annuities - embedded derivatives	$203,680	$340,060
Reinsurance related embedded derivative	(41,478)	64,380
	$162,202	$404,440

Derivative Exposure
We attempt to mitigate potential risk of loss due to the nonperformance of the counterparties through a regular monitoring process which evaluates the program's effectiveness. We do not purchase derivative instruments that would require payment or collateral to another institution and our derivative instruments do not contain counterparty credit-risk-related contingent features. We are exposed to risk of loss in the event of nonperformance by the counterparties and, accordingly, we purchase our derivative instruments from multiple counterparties and evaluate the creditworthiness of all counterparties prior to purchase of the contracts. All non-exchange traded derivative instruments have been purchased from nationally recognized financial institutions with a Standard and Poor's credit rating of A- or higher at the time of purchase and the maximum credit exposure to any single counterparty is subject to concentration limits. We also have credit support agreements with each counterparty that allow us to request the counterparty to provide collateral to us when the fair value of our exposure to the counterparty exceeds specified amounts.
The notional amount and fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			March 31, 2024		December 31, 2023
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Bank of America	A+	Aa1	$5,257,044	$155,608	$5,090,138	$101,863
Barclays	A+	A1	1,507,128	58,281	1,787,748	60,495
Canadian Imperial Bank of Commerce	A+	Aa2	1,696,844	60,795	1,438,835	48,660
Citibank, N.A.	A+	Aa3	2,522,575	94,411	3,042,872	61,580
Credit Suisse	A+	A3	42,607	1,532	378,613	7,130
Goldman Sachs	A+	A1	590,973	13,441	250,609	2,958
J.P. Morgan	A+	Aa2	4,709,373	183,431	4,389,528	91,162
Mizuho	A	A1	10,983,889	512,485	10,450,652	358,820
Morgan Stanley	A+	Aa3	1,008,975	44,079	1,459,836	30,590
Royal Bank of Canada	AA-	A1	3,502,832	140,472	3,752,133	138,639
Societe Generale	A	A1	3,048,019	109,999	3,048,268	86,041
Truist	A	A2	1,465,739	55,459	1,500,167	50,502
UBS AG	A+	Aa3	2,195,505	52,831	1,954,997	51,108
Wells Fargo	A+	Aa2	3,082,690	134,176	2,998,787	117,626
Exchange traded			—	—	4,548	114
			$41,614,193	$1,617,000	$41,547,731	$1,207,288
As of March 31, 2024 and December 31, 2023, we held $1.6 billion and $1.2 billion, respectively, of cash and cash equivalents and other investments from counterparties for derivative collateral, which is included in Other liabilities on our Consolidated Balance Sheets. This derivative collateral limits the maximum amount of economic loss due to credit risk that we would incur if the counterparties failed completely to perform according to the terms of the contracts to $22.1 million and $3.5 million at March 31, 2024 and December 31, 2023, respectively.
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

7. Deferred Policy Acquisition Costs and Deferred Sales Inducements
Deferred Policy Acquisition Costs
The following tables present the balances and changes in deferred policy acquisition costs:

	Three Months Ended March 31, 2024
	Fixed Index Annuities	Fixed Rate Annuities	Single Premium Immediate Annuities	Total
	(Dollars in thousands)
Balance, beginning of period	$2,957,464	$109,187	$3,629	$3,070,280
Capitalizations	159,143	32,655	16	191,814
Amortization expense	(69,525)	(7,671)	(141)	(77,337)
Balance, end of period	$3,047,082	$134,171	$3,504	$3,184,757

	Year Ended December 31, 2023
	Fixed Index Annuities	Fixed Rate Annuities	Single Premium Immediate Annuities	Total
	(Dollars in thousands)
Balance, beginning of period	$2,649,322	$120,105	$4,216	$2,773,643
Capitalizations	557,749	18,536	52	576,337
Amortization expense	(249,607)	(29,454)	(639)	(279,700)
Balance, end of period	$2,957,464	$109,187	$3,629	$3,070,280
Deferred Sales Inducements
The following tables present the balances and changes in deferred sales inducements:

	Three Months Ended March 31, 2024
	Fixed Index Annuities	Fixed Rate Annuities	Total
	(Dollars in thousands)
Balance, beginning of period	$2,342,486	$24,738	$2,367,224
Capitalizations	127,687	17	127,704
Amortization expense	(53,526)	(688)	(54,214)
Balance, end of period	$2,416,647	$24,067	$2,440,714

	Year Ended December 31, 2023
	Fixed Index Annuities	Fixed Rate Annuities	Total
	(Dollars in thousands)
Balance, beginning of period	$2,017,960	$27,723	$2,045,683
Capitalizations	513,726	67	513,793
Amortization expense	(189,200)	(3,052)	(192,252)
Balance, end of period	$2,342,486	$24,738	$2,367,224

8. Policyholder Liabilities
Liability for Future Policy Benefits
The liability for future policy benefits consists only of the liability associated with single premium immediate annuities (SPIA) with life contingencies. As this business has no future expected premiums, the rollforward presented below is the present value of expected future benefits. The balances of and changes in the liability for future policy benefits for the three months ended March 31, 2024 and year ended December 31, 2023 is as follows:

	Present Value of Expected Future Policy Benefits
	Three Months Ended March 31, 2024	Year Ended December 31, 2023
	(Dollars in thousands)
Balance, beginning of period	$303,200	$318,677
Beginning balance at original discount rate	317,634	342,453
Effect of changes in cash flow assumptions	—	(4,607)
Effect of actual variances from expected experience	(102)	(1,887)
Adjusted beginning of year balance	317,532	335,959

Issuances	796	6,945
Interest accrual	3,295	13,710
Derecognition (lapses and benefit payments)	(9,493)	(38,980)
Ending balance at original discount rate	312,130	317,634
Effect of changes in discount rate assumptions	(18,187)	(14,434)
Balance, end of period	$293,943	$303,200
The reconciliation of the net liability for future policy benefits to the liability for future policy benefits included in policy benefit reserves in the Consolidated Balance Sheets is as follows:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Liability for future policy benefits	$293,943	$303,200
Deferred profit liability	22,281	22,455
Liability for future policy benefits included in policy benefit reserves	316,224	325,655
Less: Reinsurance recoverable	(2,615)	(2,496)
Net liability for future policy benefits, after reinsurance recoverable	$313,609	$323,159
The weighted-average liability duration of the liability for future policy benefits is as follows:

	March 31, 2024	December 31, 2023
SPIA With Life Contingency:
Weighted-average liability duration of the liability for future policy benefits (years)	7.15	6.56
The following table presents the amount of undiscounted expected future benefit payments and expected gross premiums:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
SPIA With Life Contingency:
Expected future benefit payments	$410,285	$447,669
Expected future gross premiums	—	—

The amount of revenue and interest associated with the liability for future policy benefits recognized in the Consolidated Statement of Operations for the three months ended March 31, 2024 and year ended December 31, 2023 is as follows:

	Three Months Ended March 31, 2024		Year Ended December 31, 2023
	Gross Premiums or Assessments	Interest Expense	Gross Premiums or Assessments	Interest Expense
	(Dollars in thousands)
SPIA With Life Contingency	$764	$3,271	$7,608	$13,626
Total	$764	$3,271	$7,608	$13,626
The weighted-average interest rate is as follows:

	March 31, 2024	December 31, 2023
Interest accretion rate	4.26%	4.26%
Current discount rate	5.23%	5.00%
Market Risk Benefits
The balances of and changes in the net market risk benefit (MRB) assets and liabilities for the three months ended March 31, 2024 and year ended December 31, 2023 is as follows:

	Three Months Ended March 31, 2024		Year Ended December 31, 2023
	Fixed Rate Annuities	Fixed Index Annuities	Fixed Rate Annuities	Fixed Index Annuities
	(Dollars in thousands)
Balance, beginning of period	$60,187	$2,606,673	$37,863	$2,187,758
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	63,573	2,544,939	44,355	2,453,169
Issuances	7	41,126	32	289,939
Interest accrual	973	42,184	3,139	155,512
Attributed fees collected	284	33,800	1,216	128,437
Benefits payments	—	—	—	—
Effect of changes in interest rates	(3,912)	(208,365)	(380)	(126,255)
Effect of changes in equity markets	—	(64,867)	—	(48,164)
Effect of changes in equity index volatility	—	28,599	—	(77,023)
Effect of changes in future expected policyholder behavior	73	297	(1,509)	(11,582)
Effect of changes in other future expected assumptions	—	—	16,720	(219,094)
Balance, end of period, before effect of changes in the instrument-specific credit	60,998	2,417,713	63,573	2,544,939
Effect of changes in the instrument-specific credit risk	(1,899)	121,508	(3,386)	61,734
Balance, end of period	59,099	2,539,221	60,187	2,606,673
Reinsured MRB, end of period	18,256	609,566	18,391	640,826
Balance, end of period, net of reinsurance	$40,843	$1,929,655	$41,796	$1,965,847

Net amount at risk (a)	$268,085	$11,725,220	$266,438	$11,721,734
Weighted average attained age of contract holders (years)	70	71	70	71
(a)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
The following is a reconciliation of market risk benefits by amounts in an asset position and in a liability position to market risk benefit amounts included in Market risk benefit asset and Market risk benefit reserves, respectively, in the Consolidated Balance Sheets:

	March 31, 2024
	Asset	Liability	Net Liability
	(Dollars in thousands)
Fixed Index Annuities	$522,323	$3,061,544	$2,539,221
Fixed Rate Annuities	2,275	61,374	59,099
Total	$524,598	$3,122,918	$2,598,320

	December 31, 2023
	Asset	Liability	Net Liability
	(Dollars in thousands)
Fixed Index Annuities	$477,306	$3,083,979	$2,606,673
Fixed Rate Annuities	2,388	62,575	60,187
Total	$479,694	$3,146,554	$2,666,860
Reinsured Market Risk Benefits
The following table presents the balances and changes in reinsured market risk benefit assets and liabilities associated with fixed index annuities for the three months ended March 31, 2024 and year ended December 31, 2023:

	Three Months Ended March 31, 2024		Year Ended December 31, 2023
	Fixed Rate Annuities	Fixed Index Annuities	Fixed Rate Annuities	Fixed Index Annuities
	(Dollars in thousands)
Balance, beginning of period	$18,391	$640,826	$10,656	$593,959
Issuances	—	57	—	146,898
Interest accrual	274	9,527	775	33,503
Attributed fees collected	7	10,276	67	32,036
Benefits payments	—	—	—	—
Effect of changes in interest rates	(634)	(42,876)	1,407	14,700
Effect of changes in equity markets	—	(21,174)	—	(22,775)
Effect of changes in equity index volatility	—	6,817	—	(18,656)
Effect of changes in future expected policyholder behavior	218	6,113	(128)	5,855
Effect of changes in other future expected assumptions	—	—	5,614	(144,694)
Balance, end of period	$18,256	$609,566	$18,391	$640,826

Net amount at risk (a)	$75,941	$2,877,855	$75,281	$2,853,318
Weighted average attained age of contract holders (years)	70	70	70	70
(a)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
The following is a reconciliation of reinsurance market risk benefits by amounts in an asset position and in liability position to market risk benefit amounts included in Coinsurance deposits and Other liabilities, respectively, in the Consolidated Balance Sheets:

	March 31, 2024
	Asset	Liability	Net Asset
	(Dollars in thousands)
Fixed Index Annuities	$785,410	$175,844	$609,566
Fixed Rate Annuities	18,488	232	18,256
Total	$803,898	$176,076	$627,822

	December 31, 2023
	Asset	Liability	Net Asset
	(Dollars in thousands)
Fixed Index Annuities	$820,006	$179,180	$640,826
Fixed Rate Annuities	18,628	237	18,391
Total	$838,634	$179,417	$659,217

Significant Inputs for Fair Value Measurement - Market Risk Benefits
The following tables provides a summary of the significant inputs and assumptions used in the fair value measurements of market risk benefits:

	March 31, 2024
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range	Weighted Average
	(in thousands)
Market risk benefits	$2,598,320	Discounted cash flow	Utilization (a)	0.04% - 47.37%	6.54%
Ceded market risk benefits	627,822		Option budget (b)	1.85% - 2.75%	2.30%
			Risk-free interest rate (c)	3.31% - 5.04%	3.65%
			Nonperformance risk (d)	0.39% - 2.59%	1.91%
			Mortality (e)	0.01% - 46.00%	3.99%
			Lapse (f)	0.25% - 40.00%	3.64%

	December 31, 2023
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range	Weighted Average
	(in thousands)
Market risk benefits	$2,666,860	Discounted cash flow	Utilization (a)	0.04% - 47.37%	6.55%
Ceded market risk benefits	659,217		Option budget (b)	1.85% - 2.75%	2.29%
			Risk-free interest rate (c)	2.98% - 4.76%	3.35%
			Nonperformance risk (d)	0.53% - 2.66%	1.98%
			Mortality (e)	0.01%- 46.00%	3.97%
			Lapse (f)	0.25%- 40.00%	3.70%
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
(b)The option budget assumption represents the expected cost of annual call options we will purchase in the future. An increase (decrease) in the option budget assumption used in the fair value of market risk benefits could lead to favorable (unfavorable) changes in the market risk benefits.
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

During the three months ended March 31, 2024, the Company did not make any changes to the significant inputs and assumptions used in the fair value measurements of market risk benefits.
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
•Lapse assumptions were increased resulting in a decrease to the market risk benefits liability and an increase to net income.
Policyholder Account Balances
The following table presents the balances and changes in policyholders’ account balances:

	Three Months Ended March 31, 2024		Year Ended December 31, 2023
	Fixed Rate Annuities	Fixed Index Annuities	Fixed Rate Annuities	Fixed Index Annuities
	(Dollars in thousands)
Balance, beginning of period	$5,913,965	$55,453,972	$6,589,577	$53,826,234
Issuances	1,232,426	1,866,523	840,022	7,555,709
Premiums received	566	17,116	12,472	152,532
Policy charges	(2,256)	(123,631)	(3,428)	(217,523)
Surrenders and withdrawals	(1,464,230)	(1,965,003)	(1,668,966)	(6,122,084)
Benefit payments	(3,715)	(232,754)	(13,085)	(836,507)
Interest credited	43,851	444,399	163,918	1,096,493
Other	5,426	1,099	(6,545)	(882)
Balance, end of period	$5,726,033	$55,461,721	$5,913,965	$55,453,972

Weighted-average crediting rate	3.03%	3.22%	2.66%	2.03%
Net amount at risk (a)	$268,085	$11,725,220	$266,438	$11,721,734
Cash surrender value	$5,385,577	$50,946,469	$5,571,171	$50,983,033
(a)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
The following table presents the reconciliation of policyholders’ account balances to policy benefit reserves in the Consolidated Balance Sheets:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Fixed index annuities policyholder account balances	$55,461,721	$55,453,972
Fixed rate annuities policyholder account balances	5,726,033	5,913,965
Embedded derivative adjustment (b)	(548,478)	(818,754)
Liability for future policy benefits	293,943	303,200
Deferred profit liability	22,281	22,455
Other	24,742	26,803
Total	$60,980,242	$60,901,641
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

The following table presents the balance of account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

	March 31, 2024
	Range of guaranteed minimum crediting rate	At guaranteed minimum	1 to 50	51 to 150	Greater than 150 basis points above	Total
		(Dollars in thousands)
Fixed Index Annuities	0.00% - 0.50%	$—	$1,265,350	$452,749	$1,127,714	$2,845,813
	0.50% - 1.00%	2,161,233	962,799	1,870,378	131,984	5,126,394
	1.00% - 1.50%	39,737	7,902	—	—	47,639
	1.50% - 2.00%	50	—	—	—	50
	2.00% - 2.50%	118,170	63,016	8	—	181,194
	2.50% - 3.00%	699,138	—	—	—	699,138
	Greater than 3.00%	—	—	—	—	—
	Allocated to index strategies					46,561,493
Total		$3,018,328	$2,299,067	$2,323,135	$1,259,698	$55,461,721

Fixed Rate Annuities	0.00% - 0.50%	$358	$—	$—	$—	$358
	0.50% - 1.00%	50,765	167,501	1,479,169	2,586,341	4,283,776
	1.00% - 1.50%	463,258	238	—	—	463,496
	1.50% - 2.00%	352,534	27,694	198,956	218	579,402
	2.00% - 2.50%	17,408	23	—	—	17,431
	2.50% - 3.00%	329,920	6,686	—	—	336,606
	Greater than 3.00%	44,964	—	—	—	44,964
Total		$1,259,207	$202,142	$1,678,125	$2,586,559	$5,726,033

	December 31, 2023
	Range of guaranteed minimum crediting rate	At guaranteed minimum	1 to 50	51 to 150	Greater than 150 basis points above	Total
		(Dollars in thousands)
Fixed Index Annuities	0.00% - 0.50%	$—	$1,032,438	$466,789	$1,012,155	$2,511,382
	0.50% - 1.00%	2,276,625	1,008,139	1,995,206	131,412	5,411,382
	1.00% - 1.50%	43,029	8,190	—	—	51,219
	1.50% - 2.00%	50	—	—	—	50
	2.00% - 2.50%	121,921	68,698	8	—	190,627
	2.50% - 3.00%	759,353	—	—	—	759,353
	Greater than 3.00%	—	—	—	—	—
	Allocated to index strategies					46,529,959
Total		$3,200,978	$2,117,465	$2,462,003	$1,143,567	$55,453,972

Fixed Rate Annuities	0.00% - 0.50%	$53	$—	$—	$—	$53
	0.50% - 1.00%	51,581	172,470	2,813,380	1,417,915	4,455,346
	1.00% - 1.50%	430,052	237	—	—	430,289
	1.50% - 2.00%	352,184	29,378	224,846	217	606,625
	2.00% - 2.50%	18,714	23	—	—	18,737
	2.50% - 3.00%	349,890	6,783	—	—	356,673
	Greater than 3.00%	46,242	—	—	—	46,242
Total		$1,248,716	$208,891	$3,038,226	$1,418,132	$5,913,965

9. Notes and Loan Payable
Notes and loan payable includes the following:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Senior notes due 2027
Principal	$500,000	$500,000
Unamortized debt issue costs	(2,196)	(2,353)
Unamortized discount	(132)	(142)
Term loan due 2027
Original principal	300,000	300,000
Principal paydown	(13,125)	(11,250)
Unamortized debt issue costs	(756)	(812)
	$783,791	$785,443
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
In addition to our commitments to fund mortgage loans, we have unfunded commitments at March 31, 2024 to limited partnerships of $562.9 million, fixed maturity securities of $1.0 billion, and other investments of $30.6 million.
Through our FHLB membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of March 31, 2024, we had no FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding.

11. Earnings (Loss) Per Common Share and Stockholders' Equity
Earnings (Loss) Per Common Share
The following table sets forth the computation of earnings (loss) per common share and earnings (loss) per common share - assuming dilution:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) available to common stockholders - numerator for earnings (loss) per common share	$332,079	$(166,913)

Denominator:
Weighted average common shares outstanding	79,056,171	83,416,966
Effect of dilutive securities:
Stock options and deferred compensation agreements	320,788	597,119
Restricted stock and restricted stock units	999,345	737,283
Antidilutive impact due to net loss	—	(1,334,402)
Denominator for earnings (loss) per common share - assuming dilution	80,376,304	83,416,966

Earnings (loss) per common share	$4.20	$(2.00)
Earnings (loss) per common share - assuming dilution	$4.13	$(2.00)
There were no options to purchase shares of our common stock outstanding excluded from the computation of diluted earnings (loss) per common share during the three months ended March 31, 2024 and 2023, as the exercise price of all options outstanding was less than the average market price of our common shares for those periods.
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
Dividends on the Series A and Series B preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the first day of March, June, September and December of each year, commencing on March 1, 2020 for Series A and on December 1, 2020 for Series B. For the three months ended March 31, 2024 and 2023, we paid dividends totaling $5.9 million and $5.9 million for Series A preferred stock and $5.0 million and $5.0 million for Series B preferred stock, respectively. The Series A and Series B preferred stock rank senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference. The Series A and Series B preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions.
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
Share Repurchase Program
As part of a share repurchase program, the Company's Board of Directors approved the repurchase of Company common stock of $500 million on November 19, 2021, and an additional $400 million on November 11, 2022. The share repurchase program has offset dilution from the issuance of shares to Brookfield, and its purpose was to institute a regular cash return program for shareholders.

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
From the 2020 inception of the share repurchase program through March 31, 2024, we have repurchased approximately 31.2 million shares of our common stock at an average price of $35.21 per common share. As of March 31, 2024, we had $276 million remaining under our share repurchase program.
Treasury Stock
As of March 31, 2024, we held 30,614,343 shares of treasury stock with a carrying value of $1.0 billion. As of December 31, 2023, we held 30,765,023 shares of treasury stock with a carrying value of $1.0 billion.
12. Subsequent Events
Common Stock Dividend
On April 5, 2024, the Board of Directors of American Equity Investment Life Holding Company declared a cash dividend of $0.38 per share to Company common stockholders as of the close of NYSE trading on April 15, 2024. The dividend was paid to common stockholders on April 29, 2024.
Agreement and Plan of Merger
On May 2, 2024, the Company completed the transactions contemplated by the Agreement and Plan of Merger, dated as of July 4, 2023 (the “Merger Agreement”), by and among the Company, Brookfield Reinsurance Ltd., a Bermuda exempted company limited by shares (“Parent” or "Brookfield Reinsurance"), Arches Merger Sub Inc., an Iowa corporation and an indirect, wholly owned subsidiary of Parent (“Merger Sub”) and, solely for the purposes set forth in the Merger Agreement, Brookfield Asset Management Ltd., a company incorporated under the laws of the Province of British Columbia (“BAM”). Pursuant to the Merger Agreement, the Company merged with and into Merger Sub, with the Company surviving as a wholly owned subsidiary of Parent (the “Brookfield Merger”). At the effective time of the Brookfield Merger, each issued and outstanding share of common stock, par value $1.00 per share, of the Company was converted into the right to receive (i) $38.85 per share in cash, without interest and (ii) the Stock Consideration equal to 0.45464 fully-paid and nonassessable shares of class A limited voting shares of BAM. Due to the recent closing of the acquisition, the complete valuation and initial purchase price accounting for the business combination is not available as of the date of release of these financial statements.
Preferred Stock Dividend

In accordance with the terms of the Series A Preferred Stock, the Board of Directors of American National Group Inc. (as the successor entity to the Company) has declared a cash dividend of $371.8750000 per share of Series A Preferred Stock (equivalent to $0.371875000 per depositary share representing the Series A Preferred Stock). The dividend will be payable on June 1, 2024 to shareholders of Series A Preferred Stock of record as of May 17, 2024.
Additionally, in accordance with the terms of the Series B Preferred Stock, the Board of Directors of American National Group Inc. (as the successor entity to the Company) has declared a cash dividend of $414.0625000 per share of Series B Preferred Stock (equivalent to $0.414062500 per depositary share representing the Series B Preferred Stock). The dividend will be payable on June 1, 2024 to shareholders of Series B Preferred Stock of record as of May 17, 2024.
Post-Effective Merger and Redomestication
On May 7, 2024 (the "Post-Closing Effective Date"), the Company completed its previously announced merger with American National Group, LLC, a Delaware limited liability company (“ANAT”) and an indirect, wholly-owned subsidiary of Brookfield Reinsurance. Pursuant to the Agreement and Plan of Merger, dated as of May 7, 2024, by and among the Company and ANAT (the “Post-Effective Merger Agreement”), ANAT merged with and into the Company (the “Post-Effective Merger”) in accordance with the Iowa Business Corporation Act (the “IBCA”), with the Company surviving the Merger as an indirect wholly-owned subsidiary of Brookfield Reinsurance (such entity, the “Iowa Surviving Company”). In connection with the Post-Effective Merger, the Iowa Surviving Company adopted an amendment to its articles of incorporation, a copy of which is incorporated by reference as Exhibit 3.1 to this Form 10-Q, and became the successor issuer of ANAT’s preferred shares designated as “Preferred Stock, Series C”. The Company’s issued and outstanding shares of 5.95% Fixed-Rate Reset NonCumulative Preferred Stock, Series A, par value $1.00 per share (the “Series A Preferred Stock”) and 6.625% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series B, par value $1.00 per share (the “Series B Preferred Stock”) were unaffected by the Post-Effective Merger and remain outstanding.

Pursuant to a Plan of Domestication, dated as of May 7, 2024 (the “Plan of Domestication”), the Iowa Surviving Company discontinued its existence as an Iowa Corporation as provided under IBCA, including Section 931 of the IBCA, and, pursuant to the General Corporation Law of the State of Delaware (the “DGCL”), including Section 388 of the DGCL, continued its existence under the DGCL as a corporation incorporated in the State of Delaware (the “Reincorporation”, and such corporation, the “Delaware Surviving Company”). In connection with the Reincorporation, the Delaware Surviving Company changed its name from American Equity Investment Life Holding Company to American National Group Inc. and adopted a new certificate of incorporation (the “Certificate of Incorporation”) and bylaws, copies of which are incorporated by reference as Exhibits 3.2 and 3.3 to this Form 10-Q. The Certificate of Incorporation and bylaws of American National Group Inc. are effective as of the Post-Closing Effective Date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at March 31, 2024, and the unaudited consolidated results of operations for the three month periods ended March 31, 2024 and 2023, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q, and the audited consolidated financial statements, notes thereto and selected consolidated financial data appearing in our Annual Report on Form 10-K for the year ended December 31, 2023. Interim operating results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the entire year. Preparation of financial statements requires use of management estimates and assumptions.
Cautionary Statement Regarding Forward-Looking Information
All statements, trend analysis and other information contained in this report and elsewhere (such as in filings by us with the SEC, press releases, presentations by us or management or oral statements) may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. Forward-looking statements give expectations or forecasts of future events and do not relate strictly to historical or current facts. They may relate to markets for our products, trends in our operations or financial results, strategic alternatives, future operations, strategies, plans, partnerships, investments, share buybacks and other financial developments. They use words and terms such as anticipate, assume, believe, can, continue, could, enable, estimate, expect, foreseeable, goal, improve, intend, likely, may, model, objective, opportunity, outlook, plan, potential, project, remain, risk seek, should, strategy, target, will, would, and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all forms of speech and derivative forms, or similar words, as well as any projections of future events or results. Forward-looking statements, by their nature, are subject to a variety of assumptions, risks, and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Factors that may cause our actual decisions or results to differ materially from those contemplated by these forward-looking statements include, among other things:
•our recently completed Merger with Brookfield Reinsurance and the Post-Effective Merger with ANAT.
•recent changes to our jurisdiction of incorporation from Iowa to Delaware.
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
For a detailed discussion of these and other factors that might affect our performance, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. Forward-looking statements speak only as of the date the statement was made and the Company undertakes no obligation to update such forward-looking statements. There can be no assurance that other factors not currently disclosed or anticipated by the Company will not materially adversely affect our results of operations or plans. Investors are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf.
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
On July 5, 2023, Brookfield Reinsurance and American Equity Investment Life Holding Company announced that they had entered into a definitive agreement whereby Brookfield Reinsurance will acquire all of the outstanding shares of common stock of American Equity it does not already own in a cash and stock transaction that values American Equity at approximately $4.3 billion. On May 2, 2024, the Company completed the transactions contemplated by the definitive agreement. See Note 12 - Subsequent Events for more information.
On May 7, 2024, the Company merged with American National Group, LLC. The Company discontinued its existence as an Iowa Corporation and continued its existence as a corporation incorporated in the State of Delaware. In connection with the Reincorporation, the Company changed its name from American Equity Investment Life Holding Company to American National Group Inc. See Note 12 - Subsequent Events for more information. This is considered a common control transaction. As a result, financial results of the Company will be combined with American National Group, LLC as of the date they came under common control which is the effective date of the acquisition by Brookfield Reinsurance.
On May 7, 2024, S&P upgraded its financial strength rating on American Equity Investment Life Insurance Company from "A-" to "A", its long-term issuer credit rating on American Equity Investment Life Holding Company from "BBB-" to "BBB", and its preferred stock ratings from "BB" to "BB+".
On July 6, 2023, Fitch affirmed its "A-" financial strength rating on American Equity Investment Life Insurance Company and its life insurance subsidiaries and its "BBB" issuer default rating on American Equity Investment Life Holding Company. On May 7, 2024, Fitch upgraded and its senior unsecured debt ratings from "BBB-" to "BBB" and its preferred stock ratings from "BB" to BB+".
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

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the interest credited or the cost of providing index credits to the policyholder, or the "investment spread." Our investment spread is summarized as follows:

	Three Months Ended March 31,
	2024	2023
Average yield on invested assets	4.42%	4.48%
Aggregate cost of money	1.93%	1.81%
Aggregate investment spread	2.49%	2.67%

Impact of:
Investment yield - additional prepayment income	0.01%	—%
Cost of money benefit from over hedging	0.15%	—%
The cost of money for fixed index annuities and average crediting rates for fixed rate annuities are computed based upon policyholder account balances and do not include the impact of amortization of deferred sales inducements. With respect to our fixed index annuities, the cost of money includes the average crediting rate on amounts allocated to the fixed rate strategy and expenses we incur to fund the annual index credits. Proceeds received upon expiration of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives and are largely offset by an expense for interest credited to annuity policyholder account balances. See Critical Accounting Policies and Estimates - Policy Liabilities for Fixed Index Annuities and Financial Condition - Derivative Instruments included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2023.
Average yield on invested assets decreased primarily as a result of lower returns on our private assets and partnerships and an increase in investment expenses partially offset by an increase in new money yields. See Net investment income. The aggregate cost of money decreased primarily due to an increase in the benefit from over hedging as compared to the prior period. We have the flexibility to reduce our crediting rates if necessary and could decrease our cost of money by approximately 124 basis points if we reduce current rates to guaranteed minimums.
Results of Operations for the Three Months Ended March 31, 2024 and 2023
Annuity deposits by product type collected during the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
American Equity Investment Life Insurance Company:
Fixed index annuities	$1,299,330	$735,839
Annual reset fixed rate annuities	566	693
Multi-year fixed rate annuities	99,144	156,034
Single premium immediate annuities	818	427
	1,399,858	892,993
Eagle Life Insurance Company:
Fixed index annuities	393,229	228,599
Annual reset fixed rate annuities	340	1,269
Multi-year fixed rate annuities	555,822	248,229
	949,391	478,097
Consolidated:
Fixed index annuities	1,692,559	964,438
Annual reset fixed rate annuities	906	1,962
Multi-year fixed rate annuities	654,966	404,263
Single premium immediate annuities	818	427
Total before coinsurance ceded	2,349,249	1,371,090
Coinsurance ceded	552,888	637,999
Net after coinsurance ceded	$1,796,361	$733,091
Annuity deposits before and after coinsurance ceded increased 71% and 145%, respectively, during the first quarter of 2024 compared to the same period in 2023. The increase in sales for the three months ended March 31, 2024 compared to the same period in 2023 was primarily driven by increases in fixed index annuity sales as a result of our income product sales, which benefited from a higher demand for guaranteed income solutions as a result of high volatility in the markets. In addition, annuity deposits benefited from an increase in multi-year fixed rate annuities (MYGA) which reflects pricing support from the 2023 amendment to our reinsurance agreement with AeBe ISA LTD ("AeBe") to cede new MYGA flow business.

The decrease in coinsurance ceded annuity deposits is primarily due to the agreement with North End Re to reduce the quota share of all newly issued flow policies to zero effective October 1, 2023.
Net income (loss) available to common stockholders increased to $332.1 million in the first quarter of 2024 compared to $(166.9) million for the same period in 2023. The increase in net income (loss) available to common stockholders for the three months ended March 31, 2024 was driven primarily by a decrease in the change in fair value of embedded derivatives, a gain from the change in market risk benefits, an increase in the change in fair value of derivatives, an increase in annuity product charges and an increase in other revenue partially offset by a decrease in net investment income, an increase in net realized losses on investments, an increase in interest sensitive and index product benefits, an increase in amortization of deferred acquisition costs and deferred sales inducements, and an increase in other operating costs and expenses.
Net income, in general, is impacted by the volume of business in force and the investment spread earned on this business. The average amount of annuity account balances outstanding (net of annuity liabilities ceded under coinsurance agreements) increased 0.3% to $47.4 billion for the first quarter of 2024 compared to $47.3 billion for the same period in 2023. Our investment spread measured in dollars was $320.9 million for the first quarter of 2024 compared to $340.5 million for the same period in 2023. Investment income for the first quarter of 2024 was negatively impacted by lower returns on private assets and partnerships and an increase in investment expenses. (see Net investment income).
Net income was also impacted by the change in fair value of derivatives and embedded derivatives, which fluctuates from period to period based upon changes in fair values of call options purchased to fund the annual index credits for fixed index annuities and changes in interest rates used to discount the embedded derivative liability. Net income (loss) for the three months ended March 31, 2024 was positively impacted by an decrease in the change in fair value of embedded derivatives and positively impacted by an increase in the change in fair value of derivatives. See Change in fair value of derivatives and Change in fair value of embedded derivatives.
In addition, net income (loss) is impacted by the change in the market risk benefits (gains) losses which fluctuates from period to period primarily based on changes in interest rates, equity market movement, equity index volatility and policyholder behavior. Net income for the three months ended March 31, 2024 was positively impacted by decreases in the expense associated with the change in the market risk benefits. See Market risk benefit (gains) losses.
Non-GAAP operating income available to common stockholders, a non-GAAP financial measure, increased to $143.6 million in the first quarter of 2024 compared to $124.3 million for the same period in 2023.
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

The adjustments made to net income (loss) available to common stockholders to arrive at non-GAAP operating income available to common stockholders for the three months ended March 31, 2024 and 2023 are set forth in the table that follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Reconciliation from net income (loss) available to common stockholders to non-GAAP operating income available to common stockholders:
Net income (loss) available to American Equity Investment Life Holding Company common stockholders	$332,079	$(166,913)
Adjustments to arrive at non-GAAP operating income available to common stockholders:
Net realized losses on financial assets, including credit losses	93,997	24,384
Change in fair value of derivatives and embedded derivatives	(173,388)	206,202
Capital markets impact on the change in fair value of market risk benefits	(169,555)	136,950
Net investment income	(1,622)	(2,491)
Other revenue	5,969	5,969
Expenses incurred related to acquisition	4,477	—
Income taxes	51,626	(79,765)
Non-GAAP operating income available to common stockholders	$143,583	$124,336
The increase in non-GAAP operating income available to common stockholders for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to the favorable impact of increases in annuity product charges and increases in other revenue partially offset by decreases in net investment income, increases in the cost of money and increases in other operating expenses.
Annuity product charges (surrender charges assessed against policy withdrawals and fees deducted from policyholder account balances for lifetime income benefit riders) increased 53% to $95.6 million in the first quarter of 2024 compared to $62.6 million for the same period in 2023. The components of annuity product charges are set forth in the table that follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Surrender charges	$61,560	$26,542
Lifetime income benefit riders (LIBR) fees	34,053	36,049
	$95,613	$62,591

Withdrawals from annuity policies subject to surrender charges	$956,570	$460,767
Average surrender charge collected on withdrawals subject to surrender charges	6.4%	5.8%

Fund values on policies subject to LIBR fees	$4,083,503	$4,300,875
Weighted average per policy LIBR fee	0.83%	0.84%
The increase in annuity product charges for the three months ended March 31, 2024 compared to the same period in 2023 was attributable to increases in withdrawals from annuity policies subject to surrender charges partially offset by decreases in fees assessed for lifetime income benefit riders due to a smaller volume of business in force subject to the fee.
Net investment income decreased 1% to $554.7 million in the first quarter of 2024 compared to $561.3 million for the same period in 2023. The decrease was primarily attributable to decreases in the average yield earned on average invested assets during the three months ended March 31, 2024 compared to the same period in 2023. Average invested assets excluding derivative instruments was $49.3 billion for the first quarter of 2024 which was consistent with the average invested asset balance of $49.3 billion for the same period in 2023.
The average yield earned on average invested assets was 4.42% for the first quarter of 2024 compared to 4.48% for the same period in 2023. The decrease in yield earned on average invested assets for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to lower returns on private assets and partnerships and an increase in investment expenses.
The expected return on investments purchased during the three months ended March 31, 2024 was 5.52%, net of third-party investment management expenses, including $3.4 billion of fixed maturity securities and cash equivalents with an expected return of 5.27% and $0.3 billion of privately sourced assets with an expected return of 8.08%. The expected return on investments purchased during the three months ended March 31, 2023 was 7.19%, net of third-party investment management expenses, including $1.3 billion of privately sourced assets with an expected return of 7.89%.

Change in fair value of derivatives primarily consists of call options purchased to fund annual index credits on fixed index annuities. The components of change in fair value of derivatives are as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Call options:
Proceeds received at option expiration	$260,227	$3,601
Pro rata amortization of option cost	(186,050)	(157,271)
Change in unrealized gains/losses	335,590	197,114
Warrants	—	1,321
Interest rate swaps	—	1,125
	$409,767	$45,890
The differences between the change in fair value of derivatives between periods for call options are primarily due to the performance of the indices upon which our call options are based which impacts the level of gains on call option expirations, the fair values of those call options and changes in the fair values of those call options between periods. The changes in gain (loss) on option expiration and unrealized gains/losses on call options for the three months ended March 31, 2024 compared to the same period in 2023 are due to equity market performance for the three months ended March 31, 2024 compared to the same period in 2023. A substantial portion of our call options are based upon the S&P 500 Index with the remainder based upon other equity and bond market indices. The range of index appreciation (after applicable caps, participation rates and asset fees) for options expiring during the three months ended March 31, 2024 and 2023 is as follows:

Three Months Ended March 31,
	2024	2023
S&P 500 Index
Point-to-point strategy	0.0% - 15.3%	0.0% - 0.0%
Monthly average strategy	0.0% - 13.0%	0.0% - 0.0%
Monthly point-to-point strategy	0.0% - 22.7%	0.0% - 0.0%
Volatility control index point-to-point strategy	0.0% - 8.3%	0.0% - 1.3%
Fixed income (bond index) strategies	0.0% - 4.7%	0.0% - 6.0%
The change in fair value of derivatives is also influenced by the aggregate cost of options purchased. The aggregate cost of options for the three months ended March 31, 2024 was higher than for the same period in 2023 as option costs increased during the first quarter of 2024 compared to the same period of 2023. The aggregate cost of options is also influenced by the amount of policyholder funds allocated to the various indices and market volatility which affects option pricing. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

Other revenue increased 42% to $23.3 million in the first quarter of 2024 compared to $16.4 million for the same period in 2023. The components of other revenue are summarized as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Asset liability management fees	$5,965	$5,991
Amortization of deferred gain	17,289	10,403
	$23,254	$16,394
The increase in other revenue for the three months ended March 31, 2024 compared to the same period in 2023 was due to an increase in amortization of deferred gains resulting from additional gains deferred related to flow business ceded under the North End Re and AeBe reinsurance treaties.
Interest sensitive and index product benefits increased 425% to $304.2 million in the first quarter of 2024 compared to $57.9 million for the same period in 2023. The components of interest sensitive and index product benefits are summarized as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Index credits on index policies	$242,268	$3,533
Interest credited (including changes in minimum guaranteed interest for fixed index annuities)	61,952	54,378
	$304,220	$57,911
The increase in index credits for the three months ended March 31, 2024 compared to the same period in 2023 was due to changes in the level of appreciation of the underlying indices (see discussion above under Change in fair value of derivatives) and the amount of funds allocated by policyholders to the respective index options. Total proceeds received upon expiration of the call options purchased to fund the annual index credits were $260.2 million for the three months ended March 31, 2024, compared to $3.6 million for the same period in 2023. The increase in interest credited for the three months ended March 31, 2024 compared to the same period in 2023 was due to an increase in the average fixed rate being earned on funds earning a fixed rate of interest.
Market risk benefits (gains) losses decreased to $(138.8) million in the first quarter of 2024 compared to $183.7 million for the same period in 2023. The decrease in market risk benefits (gains) losses for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to the impact of changes in interest rates and equity markets for the three months ended March 31, 2024 compared to the same period in 2023. See Note 8 - Policyholder Liabilities to our unaudited consolidated financial statements for further discussion on market risk benefits.
Amortization of deferred sales inducements increased 16% to $54.2 million in the first quarter of 2024 compared to $46.6 million for the same period in 2023. The increase in amortization for 2024 compared to 2023 was primarily due to an increase in deferred sales inducements capitalized resulting from an increase annuity deposits. Amortization of deferred sales inducements is calculated on a constant-level basis over the expected term of the related contracts. Bonus products represented 65% and 63% of our net annuity account values at March 31, 2024 and March 31, 2023, respectively. See Note 7 - Deferred Policy Acquisition Costs and Deferred Sales Inducements to our unaudited consolidated financial statements for further discussion on deferred sales inducements.
Change in fair value of embedded derivatives includes changes in the fair value of our fixed index annuity embedded derivatives (see Note 6 - Derivative Instruments to our unaudited consolidated financial statements). The components of change in fair value of embedded derivatives are as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Fixed index annuities - embedded derivatives	$203,680	$340,060
Reinsurance related embedded derivative	(41,478)	64,380
	$162,202	$404,440
The change in fair value of the fixed index annuity embedded derivatives resulted from (i) changes in the expected index credits on the next policy anniversary dates, which are related to the change in fair value of the call options acquired to fund those index credits discussed above in Change in fair value of derivatives; (ii) changes in the expected annual cost of options we will purchase in the future to fund index credits beyond the next policy anniversary; (iii) changes in the discount rates used in estimating our embedded derivative liabilities; and (iv) the growth in the host component of the policy liability. See Critical Accounting Policies - Policy Liabilities for Fixed Index Annuities included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2023.

The primary reasons for the decrease in the change in fair value of the fixed index annuity embedded derivatives during the three months ended March 31, 2024 compared to the same period of 2023 were increases in the net discount rate used in the calculation during the three months ended March 31, 2024 compared to decreases in the net discount rate for the same period of 2023 and an increase in policyholder surrenders during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The discount rates used in estimating our embedded derivative liabilities fluctuate based on the changes in the general level of risk free interest rates and our own credit spread.
The reinsurance agreements executed in 2022 with AeBe and 2021 with North End Re to cede certain fixed index annuity product liabilities on a coinsurance funds withheld and modified coinsurance basis contain embedded derivatives. The fair value of these embedded derivatives are based on the unrealized gains and losses of the underlying assets held in the funds withheld and modified coinsurance portfolios. For the three months ended March 31, 2024 the fair value of the underlying assets decreased compared to a increase in the fair value of the assets for the three months ended March 31, 2023. The magnitude of the decreases in the fair value of the underlying assets were primarily a result of changes in the general level of interest rates from period to period. See Note 6 - Derivative Instruments for discussion on the reinsurance related embedded derivative.
Amortization of deferred policy acquisition costs increased 13% to $77.3 million in the first quarter of 2024 compared to $68.2 million for the same period in 2023. Amortization of deferred policy acquisition costs is calculated on a constant-level basis over the expected term of the related contracts. The increase in amortization for the three months ended March 31, 2024 compared to the same period in 2023 is primarily due to an increase in deferred policy acquisition costs capitalized resulting from an increase in annuity deposits. See Note 7 - Deferred Policy Acquisition Costs and Deferred Sales Inducements to our unaudited consolidated financial statements for further discussion on deferred policy acquisition costs.
Other operating costs and expenses increased 5% to $77.7 million in the first quarter of 2024 compared to $74.0 million for the same period in 2023 and are summarized as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Salary and benefits	$52,929	$48,252
Other	24,779	25,752
Total other operating costs and expenses	$77,708	$74,004
Salary and benefits increased $4.7 million for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to an increase in headcount and an increase in the expense associated with our equity and cash incentive compensation programs ("incentive compensation programs"). The increase in expenses related to our incentive compensation programs was primarily due to increases in the expected payouts due to a larger number of employees participating in the programs.
Income tax expense (benefit) was $93.2 million in the first quarter of 2024 compared to $(36.0) million for the same period in 2023. The changes in income tax expense (benefit) were primarily due to changes in income before income taxes as well as changes in the effective income tax rates. The effective income tax rates were 21.4% and 18.8% for the three months ended March 31, 2024 and 2023, respectively. The increase in the effective income tax rate for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is primarily due to a non-recurring true up of tax expense which was recognized in the first quarter of 2023 resulting in a decrease in the effective tax rate for the three months ended March 31, 2023.
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
The composition of our investment portfolio is summarized as follows:

	March 31, 2024		December 31, 2023
	Carrying Amount	Percent	Carrying Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
U.S. Government and agencies	$27,137	0.1%	$171,141	0.4%
States, municipalities and territories	2,793,464	7.8%	3,075,024	7.7%
Foreign corporate securities and foreign governments	362,123	1.0%	408,936	1.0%
Corporate securities	13,582,325	37.3%	16,076,506	40.0%
Residential mortgage backed securities	799,296	2.2%	1,208,317	3.0%
Commercial mortgage backed securities	2,334,887	6.4%	2,624,123	6.5%
Other asset backed securities	4,810,804	13.2%	5,202,395	12.9%
Total fixed maturity securities	24,710,036	68.0%	28,766,442	71.5%
Mortgage loans on real estate	6,969,972	19.1%	7,231,667	18.0%
Real estate investments	1,363,604	3.7%	1,334,247	3.3%
Limited partnerships and limited liability companies	1,066,273	2.9%	1,089,591	2.7%
Derivative instruments	1,617,000	4.4%	1,207,288	3.0%
Other investments	685,358	1.9%	590,271	1.5%
	36,412,243	100.0%	40,219,506	100.0%
Coinsurance investments (1)	8,585,596		8,007,518
	$44,997,839		$48,227,024
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
A summary of our fixed maturity securities by NRSRO ratings is as follows:

	March 31, 2024			December 31, 2023
Rating Agency Rating (2)	Amortized Cost	Carrying Amount	Percent of Fixed Maturity Securities	Amortized Cost	Carrying Amount	Percent of Fixed Maturity Securities
	(Dollars in thousands)
Aaa/Aa/A	$17,217,079	$14,946,678	60.9%	$19,237,683	$17,030,736	59.8%
Baa	9,983,466	8,715,703	35.6%	12,036,591	10,801,336	37.9%
Total investment grade	27,200,545	23,662,381	96.5%	31,274,274	27,832,072	97.7%
Ba	648,806	607,167	2.5%	539,417	489,286	1.7%
B	167,341	147,926	0.6%	144,657	128,150	0.4%
Caa	111,156	85,074	0.3%	21,295	18,497	0.1%
Ca and lower	25,990	24,799	0.1%	30,504	31,383	0.1%
Total below investment grade	953,293	864,966	3.5%	735,873	667,316	2.3%
	28,153,838	24,527,347	100.0%	32,010,147	28,499,388	100.0%
Coinsurance investments (1)	7,637,921	7,322,720		6,277,105	6,014,040
	$35,791,759	$31,850,067		$38,287,252	$34,513,428
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.
(2)The table excludes residual tranche securities that are not rated with an amortized cost of $218,062 and $250,210 and carrying amount of $194,312 and $267,054 as of March 31, 2024 and December 31, 2023, respectively.
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
For most of the bonds held in our portfolio the NAIC designation matches the NRSRO equivalent rating. However, for certain loan-backed and structured securities, as defined by the NAIC, the NAIC rating is not always equivalent to the NRSRO rating presented in the previous table. The NAIC has adopted revised rating methodologies for certain loan-backed and structured securities comprising non-agency residential mortgage backed securities ("RMBS") and commercial mortgage backed securities ("CMBS"). The NAIC’s objective with the revised rating methodologies for these structured securities is to increase the accuracy in assessing expected losses and use the improved assessment to determine a more appropriate capital requirement for such structured securities. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from structured securities.
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
A summary of our fixed maturity securities by NAIC designation is as follows:

	March 31, 2024				December 31, 2023
NAIC Designation (2)	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount	Amortized Cost	Fair Value	Carrying Amount	Percent of Total Carrying Amount
	(Dollars in thousands)				(Dollars in thousands)
1	$17,579,598	$15,268,740	$15,268,740	62.3%	$19,330,614	$17,116,519	$17,116,519	60.1%
2	9,738,038	8,496,188	8,496,188	34.6%	11,895,433	10,680,088	10,680,088	37.5%
3	591,653	560,412	560,412	2.3%	517,425	476,419	476,419	1.7%
4	150,371	130,786	130,786	0.5%	168,694	147,692	147,692	0.5%
5	88,780	67,299	67,299	0.3%	88,581	68,538	68,538	0.2%
6	5,398	3,922	3,922	—%	9,400	10,132	10,132	—%
	28,153,838	24,527,347	24,527,347	100.0%	32,010,147	28,499,388	28,499,388	100.0%
Coinsurance investments (1)	7,637,921	7,322,720	7,322,720		6,277,105	6,014,040	6,014,040
	$35,791,759	$31,850,067	$31,850,067		$38,287,252	$34,513,428	$34,513,428
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.
(2)The table excludes residual tranche securities that are not rated with an amortized cost of $218,062 and $250,210 and fair value and carrying amount of $194,312 and $267,054 as of March 31, 2024 and December 31, 2023, respectively.
The amortized cost and fair value of fixed maturity securities at March 31, 2024, by contractual maturity, are presented in Note 3 - Investments to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

Unrealized Losses
The amortized cost and fair value of fixed maturity securities that were in an unrealized loss position were as follows:

	Number of Securities	Amortized Cost	Unrealized Losses, Net of Allowance	Allowance for Credit Losses	Fair Value
		(Dollars in thousands)
March 31, 2024
Fixed maturity securities, available for sale:
U.S. Government and agencies	15	$27,951	$(1,230)	$—	$26,721
States, municipalities and territories	485	3,184,147	(569,800)	—	2,614,347
Foreign corporate securities and foreign governments	32	431,422	(70,401)	—	361,021
Corporate securities	1,451	15,452,091	(2,464,045)	(3,293)	12,984,753
Residential mortgage backed securities	183	784,221	(107,512)	—	676,709
Commercial mortgage backed securities	261	2,670,131	(349,578)	—	2,320,553
Other asset backed securities	340	3,309,730	(148,314)	(225)	3,161,191
	2,767	25,859,693	(3,710,880)	(3,518)	22,145,295
Coinsurance investments (1)	758	3,589,164	(419,476)	—	3,169,688
	3,525	$29,448,857	$(4,130,356)	$(3,518)	$25,314,983

December 31, 2023
Fixed maturity securities, available for sale:
U.S. Government and agencies	20	$104,874	$(2,148)	$—	$102,726
States, municipalities and territories	489	3,276,193	(558,314)	—	2,717,879
Foreign corporate securities and foreign governments	35	468,184	(62,535)	—	405,649
Corporate securities	1,575	17,198,639	(2,266,287)	(3,412)	14,928,940
Residential mortgage backed securities	209	1,091,278	(112,553)	—	978,725
Commercial mortgage backed securities	275	3,024,365	(412,925)	—	2,611,440
Other asset backed securities	446	3,996,185	(163,133)	(618)	3,832,434
	3,049	29,159,718	(3,577,895)	(4,030)	25,577,793
Coinsurance investments (1)	590	2,887,194	(412,944)	—	2,474,250
	3,639	$32,046,912	$(3,990,839)	$(4,030)	$28,052,043
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.
The unrealized losses at March 31, 2024 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at March 31, 2024. Approximately 98% and 98% of the unrealized losses on fixed maturity securities shown in the above table for March 31, 2024 and December 31, 2023, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
The increase in unrealized losses from December 31, 2023 to March 31, 2024 was primarily due to increases in treasury yields during the three months ended March 31, 2024. The 10-year U.S. Treasury yields at March 31, 2024 and December 31, 2023 were 4.20% and 3.88%, respectively. The 30-year U.S. Treasury yields at March 31, 2024 and December 31, 2023 were 4.34% and 4.03%, respectively.

The following table sets forth the composition by credit quality (NAIC designation) of fixed maturity securities with gross unrealized losses:

NAIC Designation (2)	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses (1)	Percent of Total
	(Dollars in thousands)
March 31, 2024
1	$13,261,367	60.3%	$(2,338,657)	63.7%
2	7,981,295	36.3%	(1,256,954)	34.3%
3	549,710	2.5%	(31,484)	0.9%
4	130,786	0.6%	(19,585)	0.5%
5	66,353	0.3%	(21,533)	0.6%
6	1,896	—%	(209)	—%
	21,991,407	100.0%	(3,668,422)	100.0%
Coinsurance investments (3)	3,169,688		(419,476)
	$25,161,095		$(4,087,898)

December 31, 2023
1	$15,299,508	59.8%	$(2,254,792)	63.0%
2	9,631,686	37.7%	(1,240,985)	34.7%
3	412,128	1.6%	(40,770)	1.1%
4	145,172	0.6%	(21,005)	0.6%
5	66,883	0.3%	(20,174)	0.6%
6	1,838	—%	(148)	—%
	25,557,215	100.0%	(3,577,874)	100.0%
Coinsurance investments (3)	2,474,250		(412,944)
	$28,031,465		$(3,990,818)
(1)Gross unrealized losses have been adjusted to reflect the allowance for credit loss of $3.5 million and $4.0 million as of March 31, 2024 and December 31, 2023, respectively.
(2)The table excludes residual tranche securities that are not rated with a carrying value of $153,888 and $20,578 and gross unrealized losses of $42,458 and $21 as of March 31, 2024 and December 31, 2023, respectively.
(3)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.
Our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023, along with a description of the factors causing the unrealized losses is presented in Note 3 - Investments to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.

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
		(Dollars in thousands)
March 31, 2024
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	133	$666,136	$640,207	$(25,929)
Six months or more and less than twelve months	71	818,612	790,509	(28,103)
Twelve months or greater	2,460	23,353,525	19,811,946	(3,541,579)
Total investment grade	2,664	24,838,273	21,242,662	(3,595,611)
Below investment grade:
Less than six months	11	135,725	134,398	(1,327)
Six months or more and less than twelve months	5	9,139	7,844	(1,295)
Twelve months or greater	85	676,692	606,503	(70,189)
Total below investment grade (2)	101	821,556	748,745	(72,811)
	2,765	25,659,829	21,991,407	(3,668,422)
Coinsurance investments (3)	758	3,589,164	3,169,688	(419,476)
	3,523	$29,248,993	$25,161,095	$(4,087,898)

December 31, 2023
Fixed maturity securities, available for sale:
Investment grade:
Less than six months	267	$3,672,980	$3,356,334	$(316,646)
Six months or more and less than twelve months	153	1,408,827	1,353,478	(55,349)
Twelve months or greater	2,529	23,345,164	20,221,382	(3,123,782)
Total investment grade	2,949	28,426,971	24,931,194	(3,495,777)
Below investment grade:
Less than six months	4	11,946	10,165	(1,781)
Six months or more and less than twelve months	9	55,147	46,680	(8,467)
Twelve months or greater	85	641,025	569,176	(71,849)
Total below investment grade (2)	98	708,118	626,021	(82,097)
	3,047	29,135,089	25,557,215	(3,577,874)
Coinsurance investments (3)	590	2,887,194	2,474,250	(412,944)
	3,637	$32,022,283	$28,031,465	$(3,990,818)
(1)Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss of $3.5 million and $4.0 million as of March 31, 2024 and December 31, 2023, respectively.
(2)The table excludes 2 and 2 residual tranche securities that are not rated with an amortized cost of $196,346 and $20,599, a fair value of $153,888 and $20,578, and gross unrealized losses of $42,458 and $21 as of March 31, 2024 and December 31, 2023, respectively.
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

The amortized cost and fair value of fixed maturity securities (excluding U.S. Government and agencies) segregated by investment grade (NRSRO rating of BBB/Baa or higher) and below investment grade that had unrealized losses greater than 20%, when comparing fair value to amortized cost, and the number of months in a continuous unrealized loss position were as follows:

	Number of Securities	Amortized Cost, Net of Allowance (1)	Fair Value	Gross Unrealized Losses, Net of Allowance (1)
		(Dollars in thousands)
March 31, 2024
Investment grade:
Less than six months	84	$1,057,662	$828,842	$(228,820)
Six months or more and less than twelve months	40	293,444	225,124	(68,320)
Twelve months or greater	347	4,820,006	3,459,525	(1,360,481)
Total investment grade	471	6,171,112	4,513,491	(1,657,621)
Below investment grade:
Less than six months	3	30,636	23,423	(7,213)
Six months or more and less than twelve months	7	28,765	21,312	(7,453)
Twelve months or greater	8	72,148	53,476	(18,672)
Total below investment grade	18	131,549	98,211	(33,338)
	489	6,302,661	4,611,702	(1,690,959)
Coinsurance investments (2)	272	1,042,489	735,031	(307,458)
	761	$7,345,150	$5,346,733	$(1,998,417)
December 31, 2023
Investment grade:
Less than six months	30	$209,705	$162,277	$(47,428)
Six months or more and less than twelve months	88	709,471	549,468	(160,003)
Twelve months or greater	321	4,777,499	3,524,402	(1,253,097)
Total investment grade	439	5,696,675	4,236,147	(1,460,528)
Below investment grade:
Less than six months	4	5,853	4,359	(1,494)
Six months or more and less than twelve months	6	61,424	46,059	(15,365)
Twelve months or greater	6	81,192	61,306	(19,886)
Total below investment grade	16	148,469	111,724	(36,745)
	455	5,845,144	4,347,871	(1,497,273)
Coinsurance investments (2)	285	1,180,716	857,195	(323,521)
	740	$7,025,860	$5,205,066	$(1,820,794)
(1)Amortized cost and gross unrealized losses have been adjusted to reflect the allowance for credit loss of $3.5 million and $4.0 million as of March 31, 2024 and December 31, 2023, respectively.
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

	Available for sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
March 31, 2024
Due in one year or less	$189,926	$184,356
Due after one year through five years	2,068,377	1,950,235
Due after five years through ten years	3,457,425	3,073,143
Due after ten years through twenty years	5,890,231	4,947,687
Due after twenty years	7,489,652	5,831,421
	19,095,611	15,986,842
Residential mortgage backed securities	784,221	676,709
Commercial mortgage backed securities	2,670,131	2,320,553
Other asset backed securities	3,309,730	3,161,191
	25,859,693	22,145,295
Coinsurance investments (1)	3,589,164	3,169,688
	$29,448,857	$25,314,983

December 31, 2023
Due in one year or less	$586,768	$580,734
Due after one year through five years	2,649,827	2,512,087
Due after five years through ten years	3,865,169	3,492,857
Due after ten years through twenty years	6,152,389	5,298,397
Due after twenty years	7,793,737	6,271,119
	21,047,890	18,155,194
Residential mortgage backed securities	1,091,278	978,725
Commercial mortgage backed securities	3,024,365	2,611,440
Other asset backed securities	3,996,185	3,832,434
	29,159,718	25,577,793
Coinsurance investments (1)	2,887,194	2,474,250
	$32,046,912	$28,052,043
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.

International Exposure
We hold fixed maturity securities with international exposure. As of March 31, 2024, 14.0% of the carrying value of our fixed maturity securities was comprised of corporate debt securities of issuers based outside of the United States and debt securities of foreign governments. Our fixed maturity securities with international exposure are primarily denominated in U.S. dollars. Our investment professionals analyze each holding for credit risk by economic and other factors of each country and industry. The following table presents our international exposure in our fixed maturity portfolio by country or region:

	March 31, 2024
	Amortized Cost	Carrying Amount/ Fair Value	Percent of Total Carrying Amount
	(Dollars in thousands)
Europe	$1,525,728	$1,323,098	5.4%
Asia/Pacific	327,815	277,281	1.1%
Latin America	242,552	206,952	0.9%
Non-U.S. North America	712,677	619,441	2.5%
Australia & New Zealand	689,434	615,900	2.5%
Other	474,704	391,103	1.6%
	3,972,910	3,433,775	14.0%
Coinsurance investments (1)	2,019,743	1,928,811
	$5,992,653	$5,362,586
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.
All of the securities presented in the table above are investment grade (NAIC designation of either 1 or 2), except for the following:

	March 31, 2024
	Amortized Cost	Carrying Amount/ Fair Value
	(Dollars in thousands)
Europe	$101,055	$93,290
Asia/Pacific	8	8
Latin America	36,265	34,613
Non-U.S. North America	21,871	19,453
Australia & New Zealand	229	216
Other	78,280	62,085
	237,708	209,665
Coinsurance investments (1)	67,940	51,618
	$305,648	$261,283
(1)Investments held by American Equity Life in a segregated account to support liabilities reinsured under both coinsurance with funds withheld and modified coinsurance reinsurance agreements.

Watch List
At each balance sheet date, we identify invested assets which have characteristics (i.e., significant unrealized losses compared to amortized cost and industry trends) creating uncertainty as to our future assessment of credit losses. As part of this assessment, we review not only a change in current price relative to amortized cost but the issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength. For corporate issuers, we evaluate the financial stability and quality of asset coverage for the securities relative to the term to maturity for the issues we own. For structured securities, we evaluate changes in factors such as collateral performance, default rates, loss severity and expected cash flows. At March 31, 2024, the amortized cost and fair value of securities on the watch list (all fixed maturity securities) are as follows:

General Description	Number of Securities	Amortized Cost	Allowance for Credit Losses	Amortized Cost, Net of Allowance	Net Unrealized Gains (Losses), Net of Allowance	Fair Value
		(Dollars in thousands)
States, municipalities and territories	2	$22,715	$—	$22,715	$(5,039)	$17,676
Corporate securities - Public securities	4	27,500	—	27,500	(3,217)	24,283
Corporate securities - Private placement securities	1	5,180	(3,293)	1,887	(177)	1,710
Residential mortgage backed securities	47	63,665	—	63,665	(9,881)	53,784
Commercial mortgage backed securities	16	139,983	—	139,983	(23,656)	116,327
Other asset backed securities	1	894	—	894	53	947
Collateralized loan obligations	22	159,090	(225)	158,865	(11,564)	147,301
	93	$419,027	$(3,518)	$415,509	$(53,481)	$362,028
We expect to recover the unrealized losses, net of allowances, as we did not have the intent to sell and it is not more likely than not that we would be required to sell these securities prior to recovery of the amortized cost basis, net of allowances. Our analysis of these securities and their credit performance at March 31, 2024 is as follows:
States, municipalities and territories: The decline in value of the largest security is in this category is primarily due to the security being recently restructured as part of bankruptcy proceedings and uncertainty around the impact of the restructure.
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
During the three months ended March 31, 2024, we did not recognize any additional credit losses on investment securities.
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
Mortgage Loans on Real Estate
Our financing receivables consist of three mortgage loan portfolio segments: commercial mortgage loans, agricultural mortgage loans and residential mortgage loans. Our commercial mortgage loan portfolio consists of loans with an outstanding principal balance of $3.5 billion and $3.6 billion as of March 31, 2024 and December 31, 2023, respectively. This portfolio consists of mortgage loans collateralized by the related properties and is diversified as to property type, location and loan size. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and other criteria to attempt to reduce the risk of default. Our agricultural mortgage loan portfolio consists of loans with an outstanding principal balance of $576.2 million and $581.3 million as of March 31, 2024 and December 31, 2023, respectively. These loans are collateralized by agricultural land and are diversified as to location within the United States. Our residential mortgage loan portfolio consists of loans with an outstanding principal balance of $3.2 billion and $3.4 billion as of March 31, 2024 and December 31, 2023, respectively. These loans are collateralized by the related properties and diversified as to location within the United States. Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.

At March 31, 2024 and December 31, 2023, the largest principal amount outstanding for any single commercial mortgage loan was $79.2 million and $79.2 million, respectively, and the average loan size was $6.0 million and $6.0 million, respectively. In addition, the average loan-to-value ratio for commercial and agricultural mortgage loans combined was 50.3% and 50.5% at March 31, 2024 and December 31, 2023, respectively, based upon the underwriting and appraisal at the time the loan was made. This loan-to-value ratio is indicative of our conservative underwriting policies and practices for originating mortgage loans and may not be indicative of collateral values at the current reporting date. Our current practice is to only obtain market value appraisals of the underlying collateral at the inception of the loan unless we identify indicators of impairment in our ongoing analysis of the portfolio, in which case, we either calculate a value of the collateral using a capitalization method or obtain a third party appraisal of the underlying collateral. The commercial mortgage loan portfolio is summarized by geographic region and property type in Note 4 - Mortgage Loans on Real Estate to our unaudited consolidated financial statements in this Form 10-Q, incorporated by reference in this Item 2.
In the normal course of business, we commit to fund mortgage loans up to 90 days in advance. At March 31, 2024, we had commitments to fund commercial mortgage loans totaling $194.5 million, with interest rates ranging from 6.68% to 10.42%. For the three months ended March 31, 2024, we received $63.4 million in cash for loans being paid in full compared to $51.2 million for the three months ended March 31, 2023. Some of the loans being paid off have either reached their maturity or are nearing maturity. At March 31, 2024, we had commitments to fund agricultural mortgage loans totaling $17.3 million, with interest rates ranging from 3.75% to 10.78%, and had commitments to fund residential mortgage loans totaling $364.0 million with interest rates ranging from 6.70% to 12.00%.
See Note 4 - Mortgage Loans on Real Estate to our unaudited consolidated financial statements, incorporated by reference, for a presentation of our valuation allowance, and foreclosure activity. We have a process by which we evaluate the credit quality of each of our mortgage loans. This process utilizes each loan's loan-to-value and debt service coverage ratios as primary metrics. See Note 4 - Mortgage Loans on Real Estate to our unaudited consolidated financial statements, incorporated by reference, for a summary of our portfolio by loan-to-value and debt service coverage ratios.
We closely monitor loan performance for our commercial, agricultural and residential mortgage loan portfolios. Commercial, agricultural and residential loans are considered nonperforming when they are 90 days or more past due. Aging of financing receivables is summarized in the following table:

	Current	30-59 days past due	60-89 days past due	Over 90 days past due	Total
As of March 31, 2024:	(Dollars in thousands)
Commercial mortgage loans	$3,475,609	$—	$—	$—	$3,475,609
Agricultural mortgage loans	572,401	—	—	2,184	574,585
Residential mortgage loans	3,110,639	2,760	47,847	112,404	3,273,650
Total mortgage loans	$7,158,649	$2,760	$47,847	$114,588	$7,323,844

As of December 31, 2023:
Commercial mortgage loans	$3,544,999	$—	$—	$—	$3,544,999
Agricultural mortgage loans	567,038	—	—	12,595	579,633
Residential mortgage loans	3,226,991	100,759	33,246	90,101	3,451,097
Total mortgage loans	$7,339,028	$100,759	$33,246	$102,696	$7,575,729

Private Assets
The following table is a breakout of our private asset investments as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
Private Asset Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans
Commercial	$3,161,925	6.4%	$3,237,657	6.5%
Residential	3,408,750	7.0%	3,582,533	7.2%
Agricultural	574,585	1.2%	579,633	1.2%
Total real estate loans	7,145,260	14.6%	7,399,823	14.9%

Private credit
Middle market	2,246,830	4.6%	2,141,365	4.3%
Specialty finance	622,892	1.3%	661,800	1.3%
Infrastructure debt	761,005	1.5%	757,631	1.5%
Total private credit	3,630,727	7.4%	3,560,796	7.1%

Equity
Residential real estate	1,279,927	2.6%	1,223,814	2.5%
Commercial real estate	76,884	0.2%	97,233	0.2%
Infrastructure	195,839	0.4%	193,700	0.4%
Core private equity	313,651	0.6%	335,162	0.7%
Total equity	1,866,301	3.8%	1,849,909	3.8%
Total private assets	$12,642,288	25.8%	$12,810,528	25.8%
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
Liquidity and Capital Resources
Our insurance subsidiaries generally have adequate cash flows from annuity deposits and investment income to meet their policyholder and other obligations. Net cash flows from annuity deposits and funds returned to policyholders as surrenders, withdrawals and death claims were $(654.5) million for the three months ended March 31, 2024 compared to $(483.5) million for the three months ended March 31, 2023, with the decrease attributable to a $1,062.9 million increase in net annuity deposits after coinsurance partially offset by a $1,233.9 million (after coinsurance) increase in funds returned to policyholders. We continue to invest the net proceeds from policyholder transactions and investment activities in high quality fixed maturity securities, mortgage loans, and other high quality private assets. We have a highly liquid investment portfolio that can be used to meet policyholder and other obligations as needed.

We, as the parent company of our insurance subsidiaries, are a legal entity separate and distinct from our subsidiaries, and have no business operations. We need liquidity primarily to service our debt (senior notes, term loan and subordinated debentures issued to a subsidiary trust), pay operating expenses and pay dividends to preferred stockholders. Our assets consist primarily of the capital stock and surplus notes of our subsidiaries. Accordingly, our future cash flows depend upon the availability of dividends, surplus note interest payments and other statutorily permissible payments from our subsidiaries, such as payments under our investment advisory agreements and tax allocation agreement with our subsidiaries. We expect these sources will provide adequate cash flow for us to meet our current and reasonably foreseeable future obligations.
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
Currently, American Equity Life may pay dividends or make other distributions without the prior approval of the Iowa Insurance Commissioner, unless such payments, together with all other such payments within the preceding twelve months, exceed the greater of (1) American Equity Life's net gain from operations for the preceding calendar year, or (2) 10% of American Equity Life's statutory capital and surplus at the preceding December 31. For 2024, up to $373.1 million can yet be distributed as dividends by American Equity Life without prior approval of the Iowa Insurance Commissioner. In January 2024, a $320 million dividend was paid and approved by American Equity Life to the Company. In addition, dividends and surplus note payments may be made only out of statutory earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities in the life subsidiary's state of domicile. At March 31, 2024, American Equity Life had $1.6 billion of statutory earned surplus and $3.8 billion of total adjusted capital.
The maximum distribution permitted by law or contract is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect the insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our life subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. Along with solvency regulations, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies. Both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance subsidiaries which, in turn, could negatively affect the cash available to us from insurance subsidiaries. As of March 31, 2024, we estimate American Equity Life has sufficient statutory capital and surplus, combined with capital available to the holding company, to maintain its insurer financial strength rating objective. However, this capital may not be sufficient if significant future losses are incurred or a rating agency modifies its rating criteria and access to additional capital could be limited.
Cash and cash equivalents of the parent holding company at March 31, 2024, were $964.5 million. We also have the ability to issue equity, debt or other types of securities through one or more methods of distribution. The terms of any offering would be established at the time of the offering, subject to market conditions.
In January 2022, American Equity Life became a member of the Federal Home Loan Bank of Des Moines ("FHLB") which provides access to collateralized borrowings and other FHLB products. We may also issue funding agreements to the FHLB. Both the collateralized borrowings and funding agreements require us to pledge qualified assets as collateral. Obligations arising from funding agreements, which totaled $0.0 million as of March 31, 2024 are used in investment spread activities.
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
If interest rates were to increase 10% (43 basis points) from levels at March 31, 2024, we estimate that the fair value of our fixed maturity securities would decrease by approximately $1,042.0 million. The impact on stockholders' equity of such decrease (net of income taxes) would be a decrease of $823.2 million in accumulated other comprehensive income and a decrease in stockholders' equity. The models used to estimate the impact of a 10% change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of a credit loss) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we manage using the surrender and withdrawal provisions of our annuity contracts and through other means. See Financial Condition - Liquidity for Insurance Operations included in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2023 for a further discussion of the liquidity risk.
The amortized cost of fixed maturity securities that are callable at the option of the issuer, excluding securities with a make-whole provision, was $1.7 billion as of March 31, 2024. We have reinvestment risk related to these redemptions to the extent we cannot reinvest the net proceeds in assets with credit quality and yield characteristics similar to the redeemed bonds. Such reinvestment risk typically occurs in a declining rate environment. In addition, we have $4.1 billion of floating rate investments as of March 31, 2024. The majority of these investments are based on the 3 month SOFR rate and are reset quarterly. Should rates decline to levels which tighten the spread between our average portfolio yield and average cost of interest credited on annuity liabilities, we have the ability to reduce crediting rates (caps, participation rates or asset fees for fixed index annuities) on most of our annuity liabilities to maintain the spread at our targeted level. At March 31, 2024, approximately 95% of our annuity liabilities were subject to annual adjustment of the applicable crediting rates at our discretion, limited by minimum guaranteed crediting rates specified in the policies. At March 31, 2024, approximately 15% of our annuity liabilities were at minimum guaranteed crediting rates.
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

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Proceeds received at expiration of options related to such credits	$260,227	$3,601
Annual index credits to policyholders on their anniversaries	242,268	3,533
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of March 31, 2024 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 10 - Commitments and Contingencies to the unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 1, for any required disclosure.
Item 1A. Risk Factors
We describe certain factors that may affect our business or operations under "Risk Factors" in Part I, Item 1A, of our 2023 Annual Report on Form 10-K, as modified by the following. Risk Factor numbers A-1 through A-6 and 20 are deleted. The following risk factor is added:
The Company recently completed its Merger with Brookfield Reinsurance and its Post-Effective Merger with ANAT. The Company could experience challenges or unanticipated costs in integrating its operations with those of ANAT which could adversely affect our results of operations and financial condition.
On July 4, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brookfield Reinsurance Ltd. (“Brookfield Reinsurance”), Arches Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of Brookfield Reinsurance, and solely for the purposes set forth in the Merger Agreement, Brookfield Asset Management Ltd. (“BAM”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”) with the Company surviving the Merger and becoming a wholly-owned subsidiary of Brookfield Reinsurance. The Merger closed on May 2, 2024.
On May 7, 2024, the Company entered into an Agreement and Plan of Merger with American National Group, LLC (“ANAT”), a Delaware limited liability company and a wholly-owned indirect subsidiary of Parent, pursuant to which, among other things, (i) ANAT merged with and into the Company (the “Post-Effective Merger”), with the Company surviving in the Post-Effective Merger and (ii) the Company becoming the successor issuer of ANAT’s preferred shares designated as “Preferred Stock, Series C”. Following the Post-Effective Merger, the Company discontinued its existence as an Iowa Corporation as provided under the Iowa Business Corporation Act (the “IBCA”), including Section 931 of the IBCA, and pursuant to the General Corporation Law of the State of Delaware (the “DGCL”), including Section 388 of the DGCL, continued its existence as a corporation incorporated in the State of Delaware (the “Reincorporation”). In connection with the Reincorporation, the Company changed its name from American Equity Investment Life Holding Company to American National Group Inc.
American National Group Inc.could experience challenges in successfully integrating the American Equity Life Investment Holding Company operations with those of ANAT, particularly in harmonizing operational processes, technology platforms, and corporate cultures. The complexity inherent in integrating our operations with those of ANAT could distract management and impact operational efficiency and could adversely affect American National Group Inc.'s results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Securities
The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Program
	(shares)	(dollars)	(shares)	(dollars in thousands)
January 1, 2024 - January 31, 2024	—	$—	—	$275,825
February 1, 2024 - February 29, 2024	—	$—	—	$275,825
March 1, 2024 - March 31, 2024	—	$—	—	$275,825
Total	—		—
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
2.1
Agreement and Plan of Merger, dated July 4, 2023, by and among American Equity Investment Life Holding Company, Brookfield Reinsurance Ltd. and Arches Merger Sub Inc. and, solely for the purposes set forth therein, Brookfield Asset Management Ltd.† (Incorporated by reference to Exhibit 2.1 to Form 8-K filed July 5, 2023)†

2.2
Agreement and Plan of Merger, dated May 7, 2024, between American Equity Investment Life Holding Company and American National Group, LLC. (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 8, 2024)

2.3	Plan of Domestication, dated May 7, 2024. (Incorporated by reference to Exhibit 2.2 to Form 8-K filed on May 8, 2024)
3.1	Articles of Amendment to the Articles of Incorporation of American Equity Investment Life Holding Company. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 8, 2024)
3.2	Certificate of Incorporation of American National Group Inc. (Incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 8, 2024)
3.3	Bylaws of American National Group Inc. (Incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 8, 2024)
10.1 *	CEO Separation Letter, dated as of April 30, 2024, by and between the Company and Anant Bhalla. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 2, 2024)
10.2	Form of Tax Reimbursement Agreement. (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 2, 2024)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from American National Group Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	The cover page from American National Group Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2024 formatted in iXBRL and contained in Exhibit 101.
*Denotes management contract or compensatory plan.
†Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2024	AMERICAN NATIONAL GROUP INC.

		By:	/s/ Reza Syed
Reza Syed
Chief Financial Officer & Executive Vice President