Form 10-Q
period 2024-06-30
American National Group Inc.
filed 2024-08-14
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 001-31911
American National Group Inc.
(Exact name of Registrant as specified in its charter)

Delaware	42-1447959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6000 Westown Parkway
West Des Moines, Iowa 50266
(Address of principal executive offices, including zip code)
(515) 221-0002
(Registrant's telephone number, including area code)
Not Applicable
(Former name or address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Depositary Shares, each representing a 1/1,000th interest in a share of 5.95% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series A	ANGpA	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 6.625% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series B	ANGpB	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 9, 2024, 10,000 shares of our common shares were outstanding, all of which are held by Brookfield Reinsurance Ltd. and its affiliates.
American National Group Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) for Form 10-Q and therefore is filing this Form 10-Q in the reduced disclosure format.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except share and per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Investments:
Available-for-sale fixed maturity securities, at fair value (net of allowance for credit losses of $37 and $24, respectively; amortized cost of $46,480 and $13,281, respectively)	$46,480	$12,877
Equity securities, at fair value	1,200	1,404
Mortgage loans on real estate, at amortized cost (net of allowance for credit losses of $54 and $53, respectively)	12,042	5,658
Private loans, at amortized cost (net of allowance for credit loss of $21 and $8, respectively)	1,724	194
Real estate and real estate partnerships (net of accumulated depreciation of $255 and $320, respectively)	6,329	3,611
Investment funds	2,642	1,592
Policy loans	401	390
Short-term investments	1,945	2,397
Other invested assets	955	120
Total investments	73,718	28,243

Cash and cash equivalents	13,895	3,192
Accrued investment income	684	196
Deferred policy acquisition costs, deferred sales inducements and value of business acquired	8,355	944
Premiums due and other receivables	430	484
Ceded unearned premiums	166	45
Deferred tax asset	233	291
Reinsurance recoverables and deposit assets	15,261	427
Property and equipment (net of accumulated depreciation of $340 and $333, respectively)	189	168
Intangible assets (net of accumulated amortization of $15 and $2, respectively)	1,612	44
Goodwill	754	121
Other assets	2,055	541
Separate account assets	1,266	1,189
Total assets	$118,618	$35,885

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except share and per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
Liabilities
Future policy benefits	$7,227	$6,108
Policyholders’ account balances	80,489	17,177
Policy and contract claims	1,880	1,870
Market risk benefits	3,276	34
Unearned premium reserve	1,177	1,139
Due to related parties	—	—
Other policyholder funds	343	335
Notes payable	657	174
Long term borrowings	2,476	1,493
Funds withheld for reinsurance liabilities	8,731	—
Other liabilities	1,839	467
Separate account liabilities	1,266	1,189
Total liabilities	109,361	29,986

Equity
Preferred stock, Series A; par value $1 per share; $25,000 per share liquidation preference; 20,000 shares authorized; issued and outstanding: 2024 - 16,000 shares 2023 - no shares	389	—
Preferred stock, Series B; par value $1 per share; $25,000 per share liquidation preference; 12,000 shares authorized; issued and outstanding: 2024 - 12,000 shares 2023 - no shares	296	—
Additional paid-in capital	6,935	5,185
Accumulated other comprehensive income (loss), net of taxes	445	(109)
Retained earnings	1,005	716
Non-controlling interests	187	107
Total equity	9,257	5,899
Total liabilities and equity	$118,618	$35,885

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net premiums	$1,005	$1,002	$2,149	$1,783
Other policy revenue	184	103	296	200
Net investment income	924	342	1,372	666
Investment related gains (losses)	2	41	(32)	(20)
Total revenues	2,115	1,488	3,785	2,629

Policyholder benefits and claims incurred	1,030	989	2,116	1,689
Interest sensitive contract benefits	390	116	545	205
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	199	132	360	263
Change in fair value of insurance-related derivatives and embedded derivatives	21	(26)	2	—
Change in fair value of market risk benefits	139	(12)	158	(7)
Operating expenses	335	148	438	303
Interest expense	43	22	65	46
Total benefits and expenses	2,157	1,369	3,684	2,499
Net income (loss) before income taxes	(42)	119	101	130
Income tax expense (benefit)	(289)	21	(260)	19
Net income	247	98	361	111
Less: Net income (loss) attributable to noncontrolling interests	3	(3)	4	2
Net income attributable to American National Group Inc.	$244	$101	$357	$109
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$247	$98	$361	$111
Other comprehensive income (loss), net of tax:
Change in net unrealized investment gains (losses)	387	(215)	343	125
Foreign currency translation	8	—	5	—
Change in discount rate for future policyholder benefit liability	80	62	182	(44)
Change in instrument-specific credit risk for market risk benefit	14	(7)	5	(14)
Defined benefit pension plan adjustment	14	1	19	3
Total other comprehensive income (loss)	503	(159)	554	70
Comprehensive income (loss)	750	(61)	915	181
Less: Comprehensive income (loss) attributable to noncontrolling interest	2	(3)	4	2
Comprehensive income (loss) attributable to American National Group Inc.	$748	$(58)	$911	$179
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
(Unaudited)

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
For the three months ended June 30, 2024
Balance at March 31, 2024	$—	$5,185	$(59)	$829	$112	$6,067
Net income for period	—	—	—	244	3	247
Other comprehensive income (loss)	—	—	504	—	(1)	503
Contributions from noncontrolling interests	—	—	—	—	73	73
Dividends	—	—	—	(68)	—	(68)
Impact of common control acquisition	685	1,750	—	—	—	2,435
Balance at June 30, 2024	$685	$6,935	$445	$1,005	$187	$9,257

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
For the three months ended June 30, 2023
Balance at March 31, 2023	$—	$3,805	$(219)	$332	$75	$3,993
Net income (loss) for period	—	—	—	101	(3)	98
Other comprehensive income (loss)	—	—	(159)	—	—	(159)
Contributions from noncontrolling interests	—	—	—	—	28	28
Dividends	—	—	—	—	—	—
Other	—	—	—	—	—	—
Balance at June 30, 2023	$—	$3,805	$(378)	$433	$100	$3,960

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
For the six months ended June 30, 2024
Balance at December 31, 2023	$—	$5,185	$(109)	$716	$107	$5,899
Net income for period	—	—	—	357	4	361
Other comprehensive income (loss)	—	—	554	—	—	554
Contributions from noncontrolling interests	—	—	—	—	76	76
Dividends	—	—	—	(68)	—	(68)
Impact of common control acquisition	685	1,750	—	—	—	2,435
Balance at June 30, 2024	$685	$6,935	$445	$1,005	$187	$9,257

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
For the six months ended June 30, 2023
Balance at December 31, 2022	$—	$3,805	$(448)	$324	$74	$3,755
Net income for period	—	—	—	109	2	111
Other comprehensive income (loss)	—	—	70	—	—	70
Contributions from noncontrolling interests	—	—	—	—	24	24
Dividends	—	—	—	—	—	—
Other	—	—	—	—	—	—
Balance at June 30, 2023	$—	$3,805	$(378)	$433	$100	$3,960
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023

Operating activities:
Net income	$361	$111
Adjustments to reconcile net income to net cash provided by operating activities:
Other policy revenue - annuity product charges	(289)	(200)
Accretion on investments	187	(45)
Amortization of DAC, DSI and VOBA asset	360	263
Deferral of policy acquisition costs	(483)	(401)
Losses (gains) on investments and derivatives and from disposition of business, net:
Unrealized losses (gains) on investments and derivatives	(250)	(136)
Realized losses (gains) on investments and derivatives	(117)	61
Investment credit losses (reversals)	10	13
Income from real estate partnerships and investment funds	(235)	(58)
Distributions from real estate partnerships and investment funds	186	35
Interest credited to policyholder account balances	637	276
Change in fair value of embedded derivatives	366	—
Depreciation and amortization	26	23
Deferred income taxes	(303)	5
Changes in operating assets and liabilities:
Insurance-related liabilities	800	750
Deposit liabilities	54	(104)
Reinsurance funds withheld	(88)	—
Reinsurance recoverables and deposit assets	255	2
Accrued investment income	(74)	46
Working capital and other	(26)	(41)
Cash flows provided by operating activities	1,377	600

Investing activities:
Acquisition of subsidiary, net of cash acquired	10,836	—
Purchase of investments:
Fixed maturity, available for sale	(4,757)	(9,093)
Equity securities	(201)	—
Mortgage loans on real estate	(477)	(308)
Private loans	(1,555)	—
Real estate	(4)	—
Real estate partnerships	(1,283)	(997)
Investment funds	(134)	—
Short-term investments	(8,558)	—
Other invested assets	(141)	(78)
Proceeds from sales and maturities of investments:
Fixed maturity, available for sale	2,413	8,386
Equity securities	28	—
Mortgage loans on real estate	693	179
Private loans	311	—
Real estate	14	—
Real estate partnerships	191	—
Investment funds	351	—
Short-term investments	9,606	—
Other invested assets	38	64

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023

Purchases of derivatives	(155)	—
Proceeds from (payments upon) sales and maturities of derivatives	252	—
Purchase of intangibles and property and equipment	(31)	(20)
Proceeds from sales of intangibles and property and equipment	27	3
Purchase of equity accounted investments	—	(38)
Distributions from equity accounted investments	—	80
Change in collateral held for derivatives	261	88
Other, net	(49)	(27)
Cash flows used in investing activities	7,675	(1,761)

Financing activities:
Dividends paid on preferred stock	(11)	—
Proceeds from noncontrolling interest	—	30
Borrowings from external parties	1,900	—
Repayment of borrowings to external parties	(1,215)	—
Policyholders’ account deposits	4,052	2,948
Policyholders’ account withdrawals	(3,041)	(1,309)
Debt issuance costs	(4)	—
Distributions to noncontrolling interest	(32)	—
Cash flows provided by financing activities	1,651	1,669

Cash and cash equivalents
Cash and cash equivalents, beginning of year	3,192	1,389
Net change during the year	10,703	508
Cash and cash equivalents, end of period	$13,895	$1,897

Supplementary disclosures of cash flow information:
Cash taxes paid (net of refunds received)	$(1)	$(14)
Cash interest paid	62	—

Non-cash investing and financing activities:
Fixed maturity securities, available for sale received in connection with pension risk transfer transactions	$462	$—
Equity securities transferred as part of acquisition of a subsidiary	218	—
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
1. Organization and Description of the Company
American National Group Inc., together with its subsidiaries (collectively, “ANGI”, “we”, “our”, “us”, or the “Company”) is a leading insurance company that offers a broad portfolio of insurance products including individual and group life insurance, annuities, pension risk transfer (“PRT”), health insurance and property and casualty insurance. Business is conducted in 50 states, the District of Columbia and Puerto Rico.
On May 2, 2024, the Company's predecessor, American Equity Investment Life Holding Company, an Iowa corporation ("AEL" or "American Equity") merged with and into Arches Merger Sub Inc. ("Merger Sub"), an indirect wholly-owned subsidiary of Brookfield Reinsurance Ltd. ("Brookfield Reinsurance"), with AEL surviving and becoming an indirect wholly-owned subsidiary of Brookfield Reinsurance (the "Merger"). In connection with the Merger, each issued and outstanding share of AEL's common stock was converted into the right to receive cash and class A limited voting shares of Brookfield Asset Management Ltd. (“BAM”). On May 7, 2024, American National Group, LLC, an indirect, wholly-owned subsidiary of Brookfield Reinsurance ("American National"), merged with and into AEL, with AEL surviving as an indirect, wholly-owned subsidiary of Brookfield Reinsurance (the "Post-Effective Merger"). Subsequently, AEL discontinued its existence as an Iowa corporation and continued its existence as a corporation incorporated in the State of Delaware (the "Reincorporation"). In connection with the Reincorporation, AEL changed its name to American National Group Inc. ANGI is an indirect, wholly-owned subsidiary of Brookfield Reinsurance. For purposes of these notes to the unaudited consolidated financial statements (“financial statements”), the “Company” refers to either ANGI or AEL, as required by the context.
As a result of the Post-Effective Merger, the condensed consolidated financial statements for the periods prior to the Post-Effective Merger represent the results of American National as the accounting acquirer. For periods subsequent to the Post-Effective Merger, the condensed consolidated financial statements represent the combined results of American National and AEL.
2. Summary of Significant Accounting Policies
The unaudited consolidated financial statements and notes thereto, including all prior periods presented, have been prepared under accounting principles generally accepted in the United States of America (“GAAP”). The financial statements are prepared on a going concern basis and have been presented in U.S. dollars (“USD”) rounded to the nearest million unless otherwise indicated. The financial statements should be read in conjunction with the December 31, 2023 audited consolidated financial statements of the Company and accompanying notes included in Exhibit 99.1 of the Form 8-K/A, filed with the SEC on July 23, 2024. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2024. These financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented in accordance with GAAP.
The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Included among the material (or potentially material) reported amounts and disclosures that require use of estimates are: fair value of certain financial assets including real estate, derivatives, allowances for credit losses, deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”), value of business acquired (“VOBA”), goodwill and other intangibles, market risk benefits, future policy benefits (“FPB”), policyholder account balances including the fair value of the embedded derivatives in fixed index annuity contracts, funds withheld liabilities, pension plans, and income taxes including the recoverability of our deferred tax assets. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.

Reclassification of Prior Year Presentation
As a result of the acquisition of AEL and the increase in significance of certain accounts resulting from the consolidation of AEL, certain previously reported amounts have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on net income (loss) as reported in the statements of operations, as well as total assets, liabilities or equity in the statements of financial position. The following tables and explanatory notes present adjustments within the statement of financial position as of December 31, 2023 and statement of operating results for the three and six months ended June 30, 2023 to conform the presentation to that of ANGI’s.

	December 31, 2023
	American National, Historical	Reclassification to Conform Presentation	Notes	American National, Conformed
	(Dollars in millions)
Available-for-sale fixed maturity securities, at fair value	$13,071	$(194)	2(b)	$12,877
Private loans	—	194	2(b)	194
Market risk benefit asset	34	(34)	2(a)	—
Current tax receivable	98	(98)	2(a)	—
Prepaid pension	248	(248)	2(a)	—
Intangible assets	—	44	2(a)	44
Other assets	205	336	2(a)	541
Liability for retirement benefits	26	(26)	2(c)	—
Other liabilities	441	26	2(c)	467
	$14,123	$—		$14,123

	Three Months Ended June 30, 2023
	American National, Historical	Reclassification to Conform Presentation	Notes	American National, Conformed
	(Dollars in millions)
Net investment income	$382	$(40)	2(f), (j)	$342
Investment related gains (losses)	—	41	2(d)	41
Net realized investment gains (losses)	(28)	28	2(d)	—
Increase in investment credit loss	(2)	2	2(d)	—
Net gains (losses) on equity securities	71	(71)	2(d)	—
Other income	13	(13)	2(j)	—
Policyholder benefits and claims incurred	(972)	(17)	2(f)	(989)
Interest credited to policyholders' account balances	(136)	136	2(f)	—
Interest sensitive contract benefits	—	(116)	2(j)	(116)
Amortization of deferred policy acquisition costs, deferred sales inducements, and value of business acquired	—	(132)	2(g), (i)	(132)
Change in fair value of insurance-related derivatives and embedded derivatives	—	26	2(f)	26
Change in fair value of market risk benefits	(5)	17	2(j)	12
Commissions for acquiring and servicing policies	(214)	214	2(h)	—
Other operating expenses	(191)	191	2(e)	—
Operating expenses	—	(148)	2(e), (g), (h), (i)	(148)
Interest expense	—	(22)	2(e)	(22)
Change in deferred policy acquisition	94	(94)	2(i)	—
Other components of net periodic pension benefit (costs), net of tax	2	(2)	2(j)	—
	$(986)	$—		$(986)

	Six Months Ended June 30, 2023
	American National, Historical	Reclassification to Conform Presentation	Notes	American National, Conformed
	(Dollars in millions)
Net investment income	$723	$(57)	2(f), (j)	$666
Investment related gains (losses)	—	(20)	2(d)	(20)
Net realized investment gains (losses)	(50)	50	2(d)	—
Increase in investment credit loss	(13)	13	2(d)	—
Net gains (losses) on equity securities	43	(43)	2(d)	—
Other income	21	(21)	2(j)	—
Policyholder benefits and claims incurred	(1,691)	2	2(f)	(1,689)
Interest credited to policyholders' account balances	(276)	276	2(f)	—
Interest sensitive contract benefits	—	(205)	2(j)	(205)
Amortization of deferred policy acquisition costs, deferred sales inducements, and value of business acquired	—	(263)	2(g), (i)	(263)
Change in fair value of insurance-related derivatives and embedded derivatives	—	—	2(f)	—
Change in fair value of market risk benefits	8	(1)	2(j)	7
Future policy benefit remeasurement losses	1	(1)	2(j)	—
Commissions for acquiring and servicing policies	(393)	393	2(h)	—
Other operating expenses	(369)	369	2(e)	—
Operating expenses	—	(303)	2(e), (g), (h), (i)	(303)
Interest expense	—	(46)	2(e)	(46)
Change in deferred policy acquisition	142	(142)	2(i)	—
Other components of net periodic pension benefit (costs), net of tax	1	(1)	2(j)	—
	$(1,853)	$—		$(1,853)

The historical financial statements of American National were prepared in accordance with U.S. GAAP. The following adjustments have been made to conform the presentation of the historical financial statements of American National to the presentation of ANGI’s financial statements:
(a)“Other assets” is adjusted to include market risk benefits asset, current tax receivable, and prepaid pension. “Intangible assets” have been presented as a separate line item;
(b)The balance related to “Private loans” has been presented as a separate line item;
(c)“Liability for retirement benefits” is reclassified to “Other liabilities”;
(d)Net realized investment gains (losses), increase in investment credit loss, and net gains (losses) on equity securities have been reclassified to “Investment related gains (losses)”;
(e)Other operating expenses have been bifurcated into “Operating expenses” and “Interest expense”;
(f)Mark-to-market gains on equity-indexed call options and embedded derivatives within Policyholders’ Account Balances are reclassified from “Net investment income” and “Interest credited to policyholders’ account balances”, respectively, to “Change in fair value of insurance-related derivatives and embedded derivatives”;
(g)Capitalization of deferred policy acquisition costs, deferred sales inducements and value of business acquired has been reclassified to “Operating expenses”. “Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired” will only include the amortization expense;
(h)“Commissions for acquiring and servicing policies” is reclassified to “Operating expenses”;
(i)Capitalizations of deferred policy acquisition costs are reclassified from “Change in deferred policy acquisition costs” to “Operating expenses”. Amortization of deferred policy acquisition costs is reclassified from “Change in deferred policy acquisition costs” to “Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired”; and
(j)Other reclassifications.
Basis of Consolidation
These financial statements include the accounts of the Company and its consolidated subsidiaries, which are legal entities where the Company has a controlling financial interest by either holding a majority voting interest or as the primary beneficiary of the variable interest entity (“VIE”). All intra-group transactions, balances, income and expenses are eliminated in full on consolidation.
For a legal entity in which the Company holds a variable interest, the Company first considers whether it meets the definition of a VIE and therefore should apply the guidance under the VIE model. An entity is a VIE if any one of the following conditions exist: (a) the total equity investment at risk is not sufficient for the legal entity to finance its activities without additional subordinated financial support; (b) the holders of the equity investment at risk as a group lack either the power to direct the most significant activities of the entity, the obligation to absorb the expected losses, or the right to receive the expected residual returns; or (c) the entity is structured with non-substantive voting rights, where the voting rights of some investors are disproportionate to their obligation to absorb the expected losses of the legal entity, their rights to receive the expected residual returns of the legal entity, or both and substantially all of the entity’s activities either involve or are conducted on behalf of the investor with disproportionately few voting rights.
The Company consolidates all VIEs for which it is the primary beneficiary, which is the case when the Company has both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Entities that are determined not to be VIEs are voting interest entities (“VOEs”), which are evaluated under the voting interest model, under which a controlling financial interest is established through a majority voting interest or through other means.
The consolidation assessment, including the determination as to whether an entity qualifies as a VIE or VOE, depends on the specific facts and circumstances for each entity and requires judgment.
Business combinations are accounted for using the acquisition method. The purchase consideration of a business acquisition is measured at the aggregate of the fair values at the date of exchange of assets transferred, liabilities incurred, and equity instruments issued in exchange for control of the acquiree. The acquiree’s identifiable assets, liabilities and contingent liabilities are recognized at their fair values at the acquisition date. The interest of non-controlling shareholders in the acquiree, if applicable, is initially measured at the non-controlling shareholders’ proportion of the net fair value of the identifiable assets, liabilities and contingent liabilities recognized.
To the extent the fair value of consideration paid exceeds the fair value of the net identifiable tangible and intangible assets, the excess is recorded as goodwill.
Transaction costs are recorded as operating expenses on the Consolidated Statements of Operations.

Available-for-sale fixed maturity securities primarily include bonds, asset backed securities and private debt securities. Available-for-sale fixed maturity securities, which may be sold prior to their contractual maturity, are classified as available-for-sale and are carried at fair value with changes in fair value recognized in other comprehensive income, except for those that are designated as hedged items in a fair value hedge, for which changes in fair value are recognized during the period of the hedge in “Investment related gains (losses)” within the Consolidated Statements of Operations.
For available-for-sale fixed maturity securities in an unrealized loss position, the Company first assesses whether it intends to sell the security or will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the security’s amortized cost basis is written down to fair value through income in “Investment related gains (losses)” within the Consolidated Statements of Operations. Refer to Credit Loss Allowances within this note for impairment or credit loss-related considerations.
Equity securities primarily include common stock, preferred stock and private equity. Equity securities are carried at fair value with changes in fair value recognized in “Investment related gains (losses)” within the Consolidated Statements of Operations, except for certain of private equity, which are carried at cost less impairment, if any, due to the lack of their readily determinable fair values.
Mortgage loans and private loans are both measured at amortized cost using the effective interest rate method. The amortized cost basis includes the unamortized principal, interest, discounts or premiums and deferred expenses, net of allowances for expected credit loss. Interest income, prepayment fees, and amortization of premiums and discounts and origination fees are reported in “Net investment income” in the Consolidated Statements of Operations. However, interest ceases to accrue for loans that are impaired or in default, which is when payments are more than 90 days past due, when collection is not probable, or when a loan is in foreclosure. When a loan is placed on non-accrual status, uncollected past due accrued interest income that is considered uncollectible is charged off against net investment income. Income on impaired loans is reported on a cash basis. When collection of the impaired loan becomes probable again, it is placed back into accrual status. Cash receipts on impaired loans are recorded as a reduction of principal, interest income, expense reimbursement, or other manner in accordance with the loan agreement. In the Consolidated Statements of Operations, gains and losses from the sale of loans and changes in allowances are reported in “Investment related gains (losses)” within the Consolidated Statements of Operations.
Mortgage loans and private loans are both presented net of the Company’s recorded allowance for expected credit loss, which represents the portion of amortized cost basis that the Company does not expect to collect. Refer to Credit Loss Allowances within this note.
Policy loans are carried at the outstanding balance plus any accrued interest. Due to the collateralized nature of policy loans such that they cannot be separated from the policy contracts, the unpredictable timing of repayments and the fact that settlement is at outstanding value, the carrying value of policy loans approximates fair value.
Real estate and real estate partnerships comprise investment real estate, as well as real estate joint ventures and other limited partnerships.
Certain investment real estate, including related improvements and investment real estate held through consolidation of VIEs, are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset (typically 15 to 50 years). Rental income is recognized on a straight-line basis over the term of the respective lease in “Net investment income” within the Consolidated Statements of Operations.
The Company periodically reviews its investment real estate held at depreciated cost for impairment and tests properties for recoverability whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable and the carrying value of the property exceeds its estimated fair value. Properties whose carrying values are greater than their undiscounted cash flows are written down to their estimated fair value, with the impairment loss included as an adjustment to “Investment related gains (losses)” in the Consolidated Statements of Operations. Impairment losses are based upon the estimated fair value of real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks as well as other appraisal methods. Real estate acquired upon foreclosure is recorded at the lower of its cost or its estimated fair value at the date of foreclosure.
The Company classifies a property as held-for-sale if it commits to a plan to sell a property within one year and actively markets the property in its current condition for a price that is reasonable in comparison to its estimated fair value. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less expected disposition costs and is not depreciated while it is classified as held-for-sale.
The Company holds certain residential investment real estate through consolidation of investment company VIEs, which are reported at fair value with the change in fair value on these investments reported in “Net investment income” within the statement of operations. Fair values of residential investment real estate are initially based on the cost to purchase the properties and subsequently determined using broker price opinions. The residential investment real estate are leased to renters through operating lease arrangements. Rental income is recognized on a straight-line basis over the term of the respective leases in “Net investment income” within the statement of operations.
Real estate joint ventures and other limited partnership interests include VIEs for which the Company has significant influence over the investee’s operations without a controlling financial interest, and are accounted for using the equity method of accounting. For certain joint ventures or limited partnerships, the Company records its share of earnings using a lag methodology of one to three months when timely financial information is not available, and the contractual right does not exist to receive such financial information. Certain real estate limited partnership interests are carried at cost less impairment, if any.

The Company routinely evaluates its investments in those investees for impairment. The Company considers financial and other information provided by the investee, other known information, and inherent risks in the underlying investments, as well as future capital commitments, in determining whether impairment has occurred. When an impairment is deemed to have occurred at the joint venture level, the Company recognizes its share as an adjustment to “Net investment income” to record the investment at its fair value. When an impairment results from the Company’s separate analysis, an adjustment is made through “Investment related gains (losses)” to record the investment at its fair value.
Certain real estate joint ventures and other limited partnership interests are consolidated VIEs for which the underlying joint ventures are investment companies within scope of ASC Topic 946. These investments are fair valued on a recurring basis with the change in fair value reported in “Net investment income”. Fair values are calculated based on a discounted cash flow methodology.
Investment funds comprise certain non-fixed income, alternative investments in the form of limited partnerships or similar legal structures for which the Company is not the primary beneficiary and therefore is not required to consolidate. The Company typically accounts for investment funds using the equity method of accounting, where the cost is recorded as an investment in the fund upon initial recognition, unless fair value option is elected. Under equity method, adjustments to the carrying amount reflect the Company’s pro rata ownership percentage of the operating results as indicated by net asset value (“NAV”) in the investment fund financial statements, which can be on a lag of up to three months when investee information is not received in a timely manner.
The Company has concluded that we are the primary beneficiary for certain investments funds, which are investment company funds in scope of ASC Topic 946, and consolidate the underlying funds. Valuation methods include NAV as a practical expedient and discounted cash flow models. Income is reported on a quarter lag due to the availability of the related financial statements of the investment funds.
Short-term investments include highly liquid securities and other investments with original maturities of over 90 days and less than one year at the date of acquisition. Securities included within short-term investments are stated at fair value with amortized cost used as an approximation of fair value for certain investments.
Other invested assets primarily comprise derivatives instruments. Derivative instruments are carried at fair value. Derivative instruments include call options used to fund fixed indexed annuity contracts and equity-indexed universal life contracts (“insurance-related derivatives”). Derivative instruments are recorded at fair value on the acquisition date and subsequently revalued at fair value at each reporting date. Derivative instruments with positive values are recorded as derivative assets within “Other invested assets”. If a derivative is not designated for hedge accounting, changes in the fair value of derivatives are recorded in “Investment related gains (losses)” in the Consolidated Statements of Operations, except for insurance-related derivatives, whose fair value changes are recorded in “Change in fair value of insurance-related derivatives and embedded derivatives”, along with fair value changes from embedded derivatives on related fixed indexed annuity contracts.
Where the Company has a master netting agreement with its counterparty that allows for the netting of the Company’s derivative asset and liability positions, the Company elects to offset such derivative assets and liabilities and present them on a net basis on the Consolidated Statements of Financial Position. Further, in some instances, the Company holds collateral to offset exposure from its counterparties relating to its derivative instruments. The Company elects to offset collateral supporting credit risk that is restricted to the Company’s use for the derivative exposure when a master netting arrangement is in place and all offsetting criteria are met.
Federal Home Loan Bank stock, as well as separately managed accounts which are portfolios of individual securities, such as stocks or bonds, that are managed on behalf of the Company by an investment manager, are also included in other invested assets and are carried at cost or market value if available from the account manager. Other invested assets also include Company owned life insurance, tax credit partnerships and mineral rights less allowance for depletion, where applicable.
Reinsurance recoverable and deposit assets include the reinsurance receivables from reinsurers, reinsurance recoverables from reinsurers, and deposit assets associated with reinsurance agreements.
In the normal course of business, the Company is a user of reinsurance in order to limit the potential for losses arising from certain exposures. To the extent that third party reinsurers are unable to meet their obligations, the Company remains liable to its policyholders for the portion reinsured.
For long term duration contracts, we assess each reinsurance agreement to determine whether the agreement transfers significant insurance risk to the reinsurer. If insurance risk is transferred, the Company utilizes the reinsurance method of accounting. If the agreement does not transfer significant insurance risk, the Company utilizes the deposit method of accounting. The reinsurance recoverable and deposit assets include deposit assets, reinsurance market risk benefits, amounts due from reinsurers for paid or unpaid claims, claims incurred but not reported (“IBNR”), policyholder account balances or policy benefits. The reinsurance recoverable is presented net of a reserve for collectability. The Company cedes disability, medical and long-term care insurance, annuity contracts including lifetime income benefit riders, as well as PRT contracts with significant insurance risk to other insurance companies through reinsurance. The Company also cedes annuity contracts without significant insurance risk to other insurance companies.

For short term duration contracts, reinsurance recoverables are the estimated amount due to the Company from reinsurers related to paid and unpaid ceded claims and claim adjustment expenses (“CAE”) and are presented net of a reserve for collectability. Recoveries of gross ultimate losses under the non-catastrophe reinsurance are estimated by a review of individual large claims and the ceded portion of IBNR claims using assumed distribution of loss by percentage retained. Recoveries of gross ultimate losses under our catastrophe reinsurance are estimated by applying reinsurance treaty terms to estimates of gross ultimate losses. The most significant assumption is the average size of the individual losses for those claims that have occurred but have not yet been reported and the estimate of gross ultimate losses. The ultimate amount of the reinsurance ceded recoverable is unknown until all losses settle.
Reinsurance receivables include amounts receivable from third party reinsurers. The reinsurance receivables which will be settled within a year are short-term in nature, and their fair values approximate carrying value. Reinsurance receivables include future installment payments for ceding commissions on reinsured annuity contracts. The receivable is recorded at the net present value of the installment payments.
Credit Loss Allowances and Impairments
Available-for-sale Fixed Maturity Securities
For available-for-sale fixed maturity securities in an unrealized loss position, if the Company does not intend to sell the security or will not be required to sell the securities before recovery of its amortized cost basis, the Company evaluates whether the decline in fair value has resulted from credit loss or market factors.
In making this assessment, management first calculates the extent to which fair value is less than amortized cost, consider any changes to the rating of the security by a rating agency, and any specific conditions related to the security. If this qualitative assessment indicates that a credit loss may exist, and management does not anticipate recovery of all contractual or expected cash flows, the present value of projected future cash flows expected to be collected is compared to the amortized cost basis of the security. The net present value of the expected cash flows is calculated by discounting management’s best estimate of expected cash flows at the effective interest rate implicit in the available-for-sale fixed maturity security when acquired.
If the present value of expected cash flows is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded through income in “Investment related gains (losses)” limited to the amount fair value is less than amortized cost. If the fair value is less than the net present value of its expected cash flows at the impairment measurement date, a non-credit loss exists which is recorded in other comprehensive income (loss) for the difference between the fair value and the net present value of the expected cash flows.
Expected Credit Losses
The Company records an allowance for credit loss in earnings within “Investment related gains (losses)” in an amount that represents the portion of the amortized cost basis of mortgage and private loans that the Company does not expect to collect, resulting in the loans being presented at the net amount expected to be collected. In determining the Company’s credit loss allowances, management applies significant judgment to estimate expected lifetime credit loss, including: (i) pooling loans that share similar risk characteristics, (ii) considering expected lifetime credit loss over the contractual term of its loans adjusted for expected prepayments and any extensions, and (iii) considering past events and current and forecasted economic conditions. The allowance is calculated quarterly for each loan type based on its unique inputs. The Company uses the discounted cash flow model to assess expected credit loss.
Mortgage loans – On an ongoing basis, mortgage loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality) and collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is probable) may be evaluated individually for credit loss. The valuation allowances for each of our mortgage loan portfolios are estimated by deriving probability of default and recovery rate assumptions based on the characteristics of the loans in each portfolio, historical economic data and loss information, and current and forecasted economic conditions. Key loan characteristics impacting the estimate for our commercial mortgage loan portfolio include the current state of the borrower’s credit quality, which considers factors such as loan-to-value and debt service coverage ratios, loan performance, underlying collateral type, delinquency status, time to maturity, and original credit scores. Key loan characteristics impacting the estimate for our agricultural and residential mortgage loan portfolios include the current state of the borrowers' credit quality, delinquency status, time to maturity and original credit scores.
The allowance for a collateral dependent loan, which is typically a mortgage loan, is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is reasonably possible or probable. Accordingly, the change in the estimated fair value of collateral dependent loans is recorded as a change in the allowance for credit losses which is recorded on a quarterly basis as a charge or credit to earnings.
The Company’s mortgage loans are primarily originated and are not purchased in the secondary market; as such, the mortgage loans would not generally be subject to purchased credit deteriorated considerations. However, for any purchased mortgage loans, the Company performs an analysis that includes both qualitative and quantitative considerations to determine whether any purchases have had more-than-insignificant credit deterioration since origination.

Private loans – For private loans, credit loss allowances are estimates of expected credit losses, established for loans upon origination or purchase, considering all relevant information available, including past events, current conditions, and reasonable and supportable forecasts over the life of the loans. The estimates of expected credit losses are developed using a quantitative probability of default and loss given default methodology, in which default assumptions reflect applicable agency credit ratings or, when such external credit ratings are not available, internally developed ratings. Loans are evaluated on a pooled basis when they share similar risk characteristics; otherwise, they are evaluated individually.
Reinsurance recoverables – In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, or when events or changes in circumstances indicate that its carrying amount may not be recoverable, reinsurance recoverable balances could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, consistent with credit loss guidance which requires recording an allowance for credit loss.
Premiums receivable – Premiums receivable are included in “Other assets” in the Consolidated Statements of Financial Position and are stated net of allowances for uncollectible premiums, including expected lifetime credit losses, both dispute and credit related. The allowance is based upon our ongoing review of amounts outstanding, historical loss data, including delinquencies and write-offs, current and forecasted economic conditions and other relevant factors. Credit risk is partially mitigated by our ability to cancel the policy if the policyholder does not pay the premium.
Accrued investment income is presented separately on the Consolidated Statements of Financial Position and excluded from the carrying value of the related investments, primarily available-for-sale fixed maturity securities and mortgage loans. The Company has made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable on amortized cost investments and to directly write off the uncollectible balance.
Cash and cash equivalents have durations that do not exceed 90 days at the date of acquisition, include cash on-hand and in banks, as well as amounts invested in money market funds, and are reported as “Cash and cash equivalents” in the Consolidated Statements of Financial Position.
Property and equipment are measured at cost less accumulated depreciation and accumulated impairment losses, if any. Cost includes expenditures that are directly attributable to the acquisition of the asset. The costs of assets include the cost of materials and direct labor, any other costs directly attributable to bringing the assets to a working condition for their intended use, and the cost of dismantling and removing the items and restoring the site on which they are located.
Depreciation of property and equipment commences when it is available for use. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of each component of the property and equipment. The estimated useful lives of the property and equipment are three to thirty years.
Leasehold improvements are depreciated over the period of the lease or estimated useful life, whichever is the shorter, on a straight-line basis. The right-of-use asset is depreciated on the straight-line basis over the lease term. The estimated useful lives, residual values and depreciation methods are reviewed at the end of each annual reporting period, with the effect of any changes recognized on a prospective basis.
The Company reviews its property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Intangible assets include definite-lived intangible assets which are carried at cost less accumulated amortization and indefinite-lived intangible assets not subject to amortization, carried at cost. Amortization expense is primarily calculated using the straight-line amortization method.
The Company assesses the impairment of definite-lived intangible assets in accordance with its policy for the impairment of property and equipment. The Company assesses the impairment of indefinite-lived intangible assets in accordance with its policy for the impairment of goodwill.
The Company’s intangible assets are primarily from the acquisition of AEL and American National. Definite-lived intangible assets include distributor relationships and trade names. Indefinite-lived intangible assets represent insurance licenses held by the acquired insurance companies.
(i) Distributor Relationships
The distribution assets reflect relationships AEL and American National have with their respective third-party intermediaries that generate new business for the Company. These assets were valued using the multi-period excess-earnings method, which derives value based on the present value of the after-tax cash flows attributable to the intangible asset only. The useful life of distributor relationships is approximately 15 to 30 years.

(ii) Trade Names
This represents trade names of AEL and American National and was valued using the relief from royalty method, which derives value based on present value of the after-tax royalty savings attributable to owning the intangible asset. The useful life of the trade name is 10 years for AEL and 10 years for American National.
(iii) Insurance Licenses
Given the highly regulated nature of the insurance industry, companies are required to hold certain licenses to operate. These licenses are valued using the comparable transaction method based on observable license transactions in the insurance industry. Insurance licenses represent an indefinite-lived intangible asset.
Deferred policy acquisition costs (“DAC”) and Deferred sales inducements (“DSI”) are capitalized costs related directly to the successful acquisition of new or renewal insurance contracts. Significant costs are incurred to successfully acquire insurance, reinsurance, and annuity contracts, including commissions and certain underwriting, premium bonus, policy issuance, and processing expenses.
Insurance contracts are grouped into cohorts by contract type and issue year consistent with estimating the associated liability for future policy benefits. DAC and DSI are amortized on constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. DAC and DSI will be amortized over the bases selected by product, all of which provide a constant level representation of contract term.

Product(s)	Amortization Base
Traditional life products	Nominal face amount
Life contingent payout annuities	Annualized benefit amount in force
Health products	Original annual premium
Fixed deferred annuities, fixed index annuities, variable annuities	Policy count
Universal life products	Initial face amount
Property and Casualty	Earned premium
The assumptions used in the calculation of DAC and DSI include full surrenders, partial withdrawals, mortality, utilization, premium persistency, reset assumptions associated with lifetime income benefit riders, and the option budget assumption. The Company reviews and updates actuarial experience assumptions serving as inputs to the models that establish the expected life for DAC and other actuarial balances during the third quarter of each year, or more frequently if evidence suggests assumptions should be revised. The Company makes model refinements as necessary, and any changes resulting from these assumption updates are applied prospectively.
Amortization of DAC and DSI is included in the “Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired” on the statement of operations.
For short-duration contracts, DAC is grouped consistent with the manner in which insurance contracts are acquired, serviced, and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts. Investment income is anticipated in assessing the recoverability of DAC for short-duration contracts.
Value of business acquired (“VOBA”) is an intangible asset or liability resulting from a business combination that represents the difference between the policyholder liabilities measured in accordance with the acquiring company’s accounting policies and the estimated fair value of the same acquired policyholder liabilities in-force at the acquisition date. VOBA can be either positive or negative. Positive VOBA is recorded as a component of DAC in the Consolidated Statements of Financial Position. Negative VOBA occurs when the estimated fair value of in-force contracts in a life insurance company acquisition is less than the amount recorded as insurance contract liabilities, and is recorded in the “Future policy benefits” in the Consolidated Statements of Financial Position.
VOBA is amortized on a straight-line basis over the remaining life of the underlying policies.
Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired, less any impairment recognized.
Goodwill is not amortized but is tested for impairment at least annually by first assessing whether there are events or changes in circumstances, such as deteriorating or adverse market conditions, indicating that it is more likely than not that the carrying amount of the reporting unit including goodwill may exceed the fair value. If this qualitative assessment indicates that an impairment may exist, a quantitative impairment assessment is then performed and impairment is measured and recognized as the amount by which a reporting unit's carrying value, including goodwill, exceeds its fair value, limited to the carrying amount of goodwill of the reporting unit.
The Company performed its annual goodwill impairment tests as of October 1, 2023 and did not identify any impairment.

Separate account assets and liabilities are funds that are held separate from the general assets and liabilities of the Company. Separate account assets include funds representing the investments of variable insurance product contract holders, who bear the investment risk of such funds. Investment income and investment gains and losses from these separate funds accrue to the benefit of the contract holders. The Company reports separately, as assets and liabilities, investments held in such separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities; (iii) investments are directed by the contract holder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contract holder. In addition, the Company’s qualified pension plan assets are included in separate accounts. The assets of these accounts are carried at fair value. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses in the Consolidated Statements of Operations. Separate accounts are established in conformity with insurance laws and are not chargeable with liabilities that arise from any other business of the Company.
Assets received or pledged as collateral – The Company receives and pledges collateral in respect to certain derivative contracts, in order to meet its contractual obligations. The amount of collateral required is determined by the valuation of each contract on a mark-to-market basis and the type of collateral to be deposited is specified within the agreement with each counterparty.
Collateral pledged continues to be recognized in the Consolidated Statements of Financial Position as the Company retains all rights related to these assets.
Collateral received is not recognized in the Consolidated Statements of Financial Position unless the Company acquires the rights relating to the economic risks and rewards related to these assets.
Future policy benefits (“FPB”) is calculated as the present value of expected future policy benefits to be paid or on behalf of policyholders and certain related expenses, reduced by the present value of expected net premiums to be collected from policyholders. Principal assumptions used in the establishment of the FPB include mortality, morbidity, lapse, incidence, terminations, claim-related expenses and other contingent events based on the respective product type. The Company groups contracts into annual cohorts based on product type and contract inception date for the purposes of calculating the liability for future policy benefits.
The Company updates its estimate of cash flows over the entire life of a group of contracts using actual historical experience and current future cash flow assumptions. The Company reviews and updates cash flow assumptions at least annually, and at the same time every year by cohort or product. The Company also reviews more frequently and updates its cash flow assumptions during an interim period if evidence suggests cash flow assumptions should be revised. Assumption revisions will be reflected in the net premium ratio and FPB calculation in the quarter in which assumptions are revised. The effects of changes in such estimated liabilities are included in the Consolidated Statements of Operations in the period in which the changes occur. The change in the liability due to actual experience is recognized in “Policyholder benefits and claims incurred” in the Consolidated Statements of Operations.
The change in FPB that is recognized in “Policyholder benefits and claims incurred” in the statement of operations is calculated using a locked-in discount rate. The Company measures the FPB at each reporting period using both the locked-in discount rate and the current discount rate curves. For contracts issued subsequent to the transition date of Targeted Improvements to the Accounting for Long-Duration Insurance Contracts (“LDTI”), the upper-medium grade discount rate used for interest accretion is locked in for the cohort and represents the original discount rate at the issue date of the underlying contracts. The FPB for all cohorts is remeasured to a current upper-medium grade discount rate at each reporting date through other comprehensive income. The Company generally interprets the original discount rate to be a rate comparable to that of a U.S. corporate single A rate that reflects the duration characteristics of the liability. The upper-medium grade discount rate is determined using observable market data, including published upper-medium grade discount curves. In situations where market data for an upper-medium grade discount curve is not available (e.g., in certain foreign jurisdictions), spreads are applied to adjust the available observable market data to an upper-medium grade discount curve. For certain long-tailed life insurance liabilities with expected future cash flows longer than the last observable tenor (30 years), the discount rate for future cash flows beyond 30 years will be held constant at the ultimate (30 years) observable forward rate.
Should the present value of actual and future expected benefits less day one FPB balance exceed the present value of actual and future expected gross premiums, the net premium ratio will be capped at 100% and a gross premium FPB will be held. The immediate charge will be the amount by which the uncapped net premium ratio exceeds 100% times the present value of future expected gross premium. This assessment will be performed at the cohort level.
Deferred Profit Liability (“DPL”)
For limited-payment products, gross premiums received in excess of net premiums are deferred at initial recognition as a DPL. Gross premiums are measured using assumptions consistent with those used in the measurement of the liability for future policy benefits, including discount rate, mortality, lapses and expenses.

The DPL is amortized and recognized as “Policyholder benefits and claims incurred” in the Consolidated Statements of Operations in proportion to expected future benefit payments from annuity contracts. Interest is accreted on the balance of the DPL using the discount rate determined at contract issuance. The Company reviews and updates its estimate of cash flows from the DPL at the same time as the estimates of cash flows for the liability for future policy benefits. When cash flows are updated, the updated estimates are used to recalculate the DPL at contract issuance. The recalculated DPL as of the beginning of the current reporting period is compared to the carrying amount of the DPL as of the beginning of the current reporting period, and any difference is recognized as “Policyholder benefits and claims incurred” in the Consolidated Statements of Operations.
DPL is recorded in future policy benefits and included as a reconciling item within the disaggregated rollforwards.
Policyholders’ account balances (“PAB”) represent the contract value that has accrued to the benefit of the policyholders related to universal-life and investments-type contracts. For fixed products, these are generally equal to the accumulated deposits plus interest credited, reduced by withdrawals, payouts and accumulated policyholder assessments. Indexed product account balances with returns linked to the performance of a specified market index are equal to the sum of the fair value of the embedded derivatives and the host (or guaranteed) component of the contracts. The host value is established at inception of the contract and accreted over the policy’s life at a constant level of interest. Changes in the fair value of the embedded derivatives are included in the “Change in fair value of insurance-related derivatives and embedded derivatives” in the Consolidated Statements of Operations.
Liabilities for unpaid claims and claim adjustment expenses (“CAE”) are established to provide for the estimated costs of paying claims. These reserves include estimates for both case reserves and IBNR liabilities. Case reserves include the liability for reported but unpaid claims. IBNR liabilities include a provision for potential development on case reserves, losses on claims currently closed which may reopen in the future, as well as IBNR claims. These liabilities also include an estimate of the expense associated with settling claims, including legal and other fees, and the general expenses of administering the claims adjustment process. Liabilities for unpaid claims and claim adjustment expenses for health and property and casualty insurance are included in “Policy and contract claims” in the Consolidated Statements of Financial Position.
Market risk benefits (“MRB”), are contracts or contract features that provide protection to the policyholder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. The Company issues certain fixed indexed annuity and fixed rate annuity contracts that provide minimum guarantees to policyholders including guaranteed minimum withdrawal benefits and guaranteed minimum death benefits that are MRBs.
MRBs are measured at fair value, at the individual contract level, and can be either an asset or a liability. Contracts which contain more than one MRB feature are combined into one single MRB. The fair value is calculated using stochastic models. At contract inception, attributed fees are calculated based on the present value of the fees and assessments collectible from the policyholder relative to the present value of expected benefits paid attributable to the MRB. The attributed fees remain static over the life of the MRB and is used to calculate the fair value of the MRB using a risk neutral valuation method. The attributed fees cannot be negative and cannot exceed the total explicit fees collectible from the policyholder. The periodic change in fair value is recognized in earnings with the exception of the periodic change in fair value related to the instrument-specific credit risk, which is recognized in other comprehensive income.
The actuarial assumptions used in the MRB calculation are the Company’s best estimate assumptions. Assumptions are adjusted to reflect fair value by applying a margin for non-hedgeable risk and an adjustment for own credit spread through the discount rate. The risk-free discount rate is the scenario specific US treasury rate.
Market risk benefits with positive values are recorded as “Other assets” and negative fair values are reported as “Market risk benefit” liabilities in the Consolidated Statements of Financial Position. The ceded MRB assets are presented in “Reinsurance recoverable and deposit assets” on the Consolidated Balances Sheets.
Funds withheld liabilities represent the payable for amounts contractually withheld in accordance with reinsurance agreements where certain of the Company’s subsidiaries act as cedants. While the assets in the funds withheld are legally owned by the cedant, the reinsurer is subject to all investment performance and economic rights and obligations to the funds withheld assets similar to invested assets held directly by the reinsurer. The assets in the funds withheld account including cash and cash equivalents, fixed income securities and derivatives are recorded in respective investment line items in the Consolidated Statements of Financial Position. These funds withheld assets are offset by recognizing corresponding funds withheld payable. The funds withheld payable includes an embedded derivative that is bifurcated from the host contract. The fair value of the embedded derivative is calculated based upon the change in the fair value of the underlying liabilities in the funds withheld agreement compared to the change in the fair value of the assets.
Participating insurance policies – for the majority of participating business, profits earned are reserved for the payment of dividends to policyholders, except for the stockholders’ share of profits on participating policies, which is limited to the greater of 10% of the profit on participating business, or 50 cents per thousand dollars of the face amount of participating life insurance in-force. Participating policyholders’ interest includes the accumulated net income from participating policies reserved for payment to such policyholders in the form of dividends (less net income allocated to stockholders as indicated above) as well as a pro rata portion of unrealized investment gains (losses).
For all other participating business, the allocation of dividends to participating policy owners is based upon a comparison of experienced rates of mortality, interest and expenses, as determined periodically for representative plans of insurance, issue ages and policy durations, with the corresponding rates assumed in the calculation of premiums.

It is included within “Other policyholder funds” in the Consolidated Statements of Financial Position.
Premium, Benefits, Claims incurred, and Expenses
Traditional ordinary life and health premiums are recognized as revenue when due. Benefits and expenses are associated with earned premiums to result in recognition of profits over the term of the insurance contracts.
Annuity premiums received on limited-pay and supplemental annuity contracts involving a significant life contingency are recognized as revenue when due. Revenues from deferred annuity contracts are principally surrender charges and living income benefit rider charges assessed against policyholder account balances during the period. In the case of variable annuities, revenues include administrative fees assessed to contract holders. Interest sensitive contract benefits related to annuity products include interest credited or index credits to policyholder account balances pursuant to accounting by insurance companies for certain long-duration contracts. The change in fair value of the embedded derivatives for fixed index annuities equals the change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard at each balance sheet date. Insurance-related revenues including the change in the fair value of derivatives for call options related to the business ceded under coinsurance agreements, benefits, losses and expenses are reported net of reinsurance ceded.
Universal life and single premium whole life revenues represent amounts assessed to policyholders including mortality charges, surrender charges actually paid, and earned policy service fees. Amounts included in benefits are claims in excess of account balances returned to policyholders and interest credited to account balances.
Property and casualty premiums are recognized as revenue over the period of the contract in proportion to the amount of insurance protection, which is generally evenly over the contract period. Claims incurred consist of claims and CAE paid and the change in reserves.
Gross premiums for PRT issued are recognized as revenue when due and collection is reasonably assured. When premiums are recognized, future policy benefits are computed, the result being that benefits and expenses are matched with such revenue. Premiums ceded are recognized when due and in accordance with the terms of the contractual agreement between the Company and reinsurer. Premium refunds, if any, are recognized on an accrual basis. Policyholder benefits are recorded in the Consolidated Statements of Operations when they are due and incurred.
Pension and post-retirement benefit obligations and costs for our frozen benefit plans are estimated using assumptions including demographic factors such as retirement age and mortality.
The Company uses a discount rate to determine the present value of future benefits on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. For this purpose, a hypothetical bond portfolio to match the expected monthly benefit payments under the pension plan was constructed with the resulting yield of the portfolio used as a discount rate.
In developing the investment return assumption, we relied on a model that utilizes the following factors:
•Current yield to maturity of fixed income securities
•Forecasts of inflation, GDP growth and total return for each asset class
•Historical plan performance
•Target asset allocation
•Standard deviations and correlations related to historical and expected future returns of each asset class and inflation
The resulting assumption is the assumed rate of return for the plans’ target asset allocation, net of investment expenses, and reflects anticipated returns of the plans’ current and future assets.
Using this approach, the calculated return will fluctuate from year to year; however, it is the Company’s policy to hold this long-term assumption relatively constant.
Interest income on investments measured at amortized cost is calculated using the effective interest method.
Dividend income is recognized when the right to receive payments is established.
Investment related gains (losses) include realized gains and losses on investments representing the difference between net sale proceeds and the carrying value, marked to market gains (losses) on investments carried at fair value, allowance for credit loss and foreign exchange gains (losses).
Current tax assets and liabilities are measured at the amount expected to be recovered from or paid to taxation authorities within a year. The tax rates and tax laws used to compute the amounts are those that are enacted or substantively enacted at the end of each year.

Deferred income tax – The Company accounts for deferred income taxes under the asset and liability method, which requires the recognition of deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.
The Company recognizes DTAs to the extent that the assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law and results of recent operations. If the Company determines the DTAs will be realized in the future in excess of their net recorded amount, the Company would make an adjustment to the DTA valuation allowance, which would reduce the provision for income taxes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.
The Company records uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740 on the basis of a two-step process in which (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
Segments – In accordance with ASC 280, Operating Segments, the Company uses a management approach to determine operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocation of resources and assessing performance. The Company’s CODM has been identified as the Chief Executive Officer and the Chief Financial Officer who review the results of operations when making decisions about allocating resources and assessing the performance of the Company. Our operations are organized into four reportable segments: Life, Annuity, Property and Casualty and Corporate and Other (see Note 27 - Segment Reporting).
Litigation contingencies – Existing and potential litigation is reviewed quarterly to determine if any adjustments to liabilities for probable losses are necessary. Reserves for losses are established whenever they are probable and reasonably estimable. If not one estimate within the range of possible losses is more probable than any other, a reserve is recorded based on the lowest amount of the range.
Recently Issued Accounting Pronouncements
The Company continues to assess the impacts of the ASUs listed below that have been issued but not yet adopted as of June 30, 2024 on the financial statements. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.
ASU 2023-02 – On March 29, 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The amendments permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. In addition, disclosures describing the nature of the investments and related income tax credits and benefits will be required. This ASU was effective on January 1, 2024, to be applied on either a modified retrospective or a retrospective basis subject to certain exceptions, with early adoption permitted. The adoption of this standard did not have a material impact to the Company’s Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.
ASU 2023-07 – On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require the disclosure of significant segment expenses by reportable segment, enhance interim disclosure requirements and clarify circumstances in which an entity can disclose multiple segment measures of profit or loss. This ASU is effective for fiscal periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.
ASU 2023-09 – On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). This ASU will be effective on January 1, 2025, to be applied prospectively. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

3. Investments in Available-For-Sale Fixed Maturity Securities
The amortized cost and fair value of fixed maturity securities are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(Dollars in millions)
June 30, 2024
Fixed maturity, available-for-sale:
U.S. treasury and government	$85	$—	$(2)	$—	$83
U.S. states and political subdivisions	3,240	84	(25)	—	3,299
Foreign governments	441	12	—	—	453
Corporate debt securities	32,080	481	(578)	(34)	31,949
Residential mortgage-backed securities	1,067	21	(8)	(1)	1,079
Commercial mortgage-backed securities	2,744	39	(17)	—	2,766
Collateralized debt securities	6,823	51	(21)	(2)	6,851
Total investments in fixed maturity securities	$46,480	$688	$(651)	$(37)	$46,480

December 31, 2023
Fixed maturity, available-for-sale:
U.S. treasury and government	$63	$—	$(1)	$—	$62
U.S. states and political subdivisions	594	1	(17)	—	578
Foreign governments	9	—	—	—	9
Corporate debt securities	11,144	79	(420)	(19)	10,784
Residential mortgage-backed securities	131	—	(4)	(1)	126
Commercial mortgage-backed securities	—	—	—	—	—
Collateralized debt securities	1,340	9	(27)	(4)	1,318
Total investments in fixed maturity securities	$13,281	$89	$(469)	$(24)	$12,877
The amortized cost and fair value of fixed maturity securities at June 30, 2024, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and collateralized debt securities provide for periodic payments throughout their lives and are shown below as separate lines.

	June 30, 2024
	Amortized Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$1,219	$1,218
Due after one year through five years	12,048	11,982
Due after five years through ten years	7,416	7,363
Due after ten years	15,163	15,221
	35,846	35,784
Residential mortgage-backed securities	1,067	1,079
Commercial mortgage-backed securities	2,744	2,766
Collateralized debt securities	6,823	6,851
	$46,480	$46,480
Proceeds from sales of available-for-sale fixed maturity securities, with the related gross realized gains and losses, are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Proceeds from sales and maturities of investments - Fixed maturity, available for sale	$1,820	$7,157	$2,413	$8,386
Gross realized gains	2	1	4	1
Gross realized losses	(21)	(24)	(23)	(49)

The Company has pledged bonds in connection with certain agreements and transactions, such as financing and reinsurance agreements. The carrying value of bonds pledged was $10.1 billion and $39 million as of June 30, 2024 and December 31, 2023, respectively.
In accordance with various regulations, the Company has securities on deposit with regulating authorities with a carrying value of $80 million and $54 million as of June 30, 2024 and December 31, 2023, respectively.
The gross unrealized losses and fair value of available-for-sale fixed maturity securities, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position due to market factors are shown below:

	Less than 12 months			12 months or more			Total
	Number of Issues	Gross Unrealized Losses (1)	Fair Value	Number of Issues	Gross Unrealized Losses (1)	Fair Value	Number of Issues	Gross Unrealized Losses (1)	Fair Value
	(Dollars in millions)
June 30, 2024
Fixed maturity, available-for-sale:
U.S. treasury and government	18	$—	$23	15	$(2)	$48	33	$(2)	$71
U.S. states and political subdivisions	178	(11)	283	162	(14)	305	340	(25)	588
Foreign governments	3	—	16	1	—	9	4	—	25
Corporate debt securities	992	(114)	3,772	1,027	(464)	6,450	2,019	(578)	10,222
Residential mortgage-backed securities	59	(4)	82	35	(4)	75	94	(8)	157
Commercial mortgage-backed securities	124	(17)	846	—	—	—	124	(17)	846
Collateralized debt securities	349	(14)	2,707	39	(7)	292	388	(21)	2,999
Total	1,723	$(160)	$7,729	1,279	$(491)	$7,179	3,002	$(651)	$14,908

December 31, 2023
Fixed maturity, available-for-sale:
U.S. treasury and government	17	$(1)	$27	35	$—	$25	52	$(1)	$52
U.S. states and political subdivisions	214	(3)	219	142	(14)	285	356	(17)	504
Foreign governments	—	—	—	2	—	9	2	—	9
Corporate debt securities	1,343	(141)	2,941	1,906	(279)	6,475	3,249	(420)	9,416
Residential mortgage-backed securities	6	(1)	39	39	(3)	64	45	(4)	103
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—
Collateralized debt securities	102	(4)	258	201	(23)	782	303	(27)	1,040
Total	1,682	$(150)	$3,484	2,325	$(319)	$7,640	4,007	$(469)	$11,124
(1)Unrealized losses have been reduced to reflect the allowance for credit losses of $37 million and $24 million as of June 30, 2024 and December 31, 2023, respectively.
The unrealized losses at June 30, 2024 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at June 30, 2024. Approximately 94% and 87% of the unrealized losses on fixed maturity securities shown in the above table for June 30, 2024 and December 31, 2023, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
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
Allowance for Credit Losses
Several assumptions and underlying estimates are made in the evaluation of allowance for credit loss. Examples include financial condition, near term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices. Based on this evaluation, unrealized losses on available-for-sale securities where an allowance for credit loss was not recorded were concentrated within the financials sector as of June 30, 2024 (2023 – transportation sector).

The rollforward of the allowance for credit losses for available-for-sale fixed maturity securities is shown below for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024
	Corporate Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$(24)	$(1)	$—	$(3)	$(28)
Acquisition from business combination	—	—	—	—	—
Credit losses recognized on securities for which credit losses were not previously recorded	(13)	—	—	—	(13)
Reductions for securities sold during the period	—	—	—	—	—
Allowance on securities that had an allowance recorded in a previous period	3	—	—	1	4
Balance as of June 30, 2024	$(34)	$(1)	$—	$(2)	$(37)

	Three Months Ended June 30, 2023
	Corporate Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$(12)	$—	$—	$(10)	$(22)
Acquisition from business combination	—	—	—	—	—
Credit losses recognized on securities for which credit losses were not previously recorded	(17)	(1)	—	(1)	(19)
Reductions for securities sold during the period	1	—	—	—	1
Allowance on securities that had an allowance recorded in a previous period	6	—	—	2	8
Balance as of June 30, 2023	$(22)	$(1)	$—	$(9)	$(32)

	Six Months Ended June 30, 2024
	Corporate Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$(19)	$(1)	$—	$(4)	$(24)
Acquisition from business combination	—	—	—	—	—
Credit losses recognized on securities for which credit losses were not previously recorded	(33)	—	—	—	(33)
Reductions for securities sold during the period	1	—	—	—	1
Allowance on securities that had an allowance recorded in a previous period	17	—	—	1	18
Balance as of June 30, 2024	$(34)	$(1)	$—	$(2)	$(37)

	Six Months Ended June 30, 2023
	Corporate Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$(24)	$—	$—	$(5)	$(29)
Acquisition from business combination	—	—	—	—	—
Credit losses recognized on securities for which credit losses were not previously recorded	(18)	(1)	—	(6)	(25)
Reductions for securities sold during the period	2	—	—	—	2
Allowance on securities that had an allowance recorded in a previous period	18	—	—	2	20
Balance as of June 30, 2023	$(22)	$(1)	$—	$(9)	$(32)

4. Equity Securities
The net gains (losses) on equity securities recognized in “Investment related gains (losses)” on the Consolidated Statements of Operations are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Unrealized gains (losses) on equity securities	$33	$71	$22	$42
Net gains (losses) on equity securities sold	2	—	2	1
Net gains (losses) on equity securities	$35	$71	$24	$43
Equity securities by market sector distribution are shown below, based on carrying value:

	June 30, 2024	December 31, 2023
Energy and utilities	33%	30%
Finance	22%	24%
Healthcare	7%	9%
Industrials	4%	3%
Information technology	25%	18%
Other	9%	16%
Total	100%	100%
5. Mortgage Loans on Real Estate
Our mortgage loan investments consist of the following two portfolio segments: commercial mortgage loans and residential mortgage loans. Our mortgage loan portfolios are summarized in the following table.

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Commercial mortgage loans:
Principal outstanding	$9,778	$5,870
Deferred fees and costs, net	(73)	(72)
Unamortized discounts and premiums, net	(530)	(87)
Amortized cost	9,175	5,711
Allowance for credit losses	(54)	(53)
Commercial mortgage loans, carrying value	9,121	5,658

Residential mortgage loans:
Principal outstanding	3,145	57
Deferred fees and costs, net	(132)	(57)
Unamortized discounts and premiums, net	(92)	—
Amortized cost	2,921	—
Allowance for credit losses	—	—
Residential mortgage loans, carrying value	2,921	—
Mortgage loans, carrying value	$12,042	$5,658

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

	June 30, 2024		December 31, 2023
	Amortized Cost	Percent	Amortized Cost	Percent
	(Dollars in millions)
Geographic distribution
Pacific	$1,804	19.7%	$905	15.9%
Mountain	1,802	19.6%	1,327	23.2%
West North Central	280	3.1%	178	3.1%
West South Central	1,436	15.6%	1,081	18.9%
East North Central	1,040	11.3%	829	14.5%
East South Central	150	1.6%	50	0.9%
Middle Atlantic	374	4.1%	129	2.3%
South Atlantic	1,982	21.6%	1,000	17.5%
New England	106	1.2%	12	0.2%
Other	201	2.2%	200	3.5%
	9,175	100.0%	5,711	100.0%
Allowance for credit losses	(54)		(53)
Total, net of allowance	$9,121		$5,658

Property type distribution
Apartment	$2,063	22.5%	$1,091	19.1%
Hotel	1,210	13.2%	966	16.9%
Industrial	1,926	21.0%	1,052	18.4%
Office	1,222	13.3%	999	17.5%
Parking	319	3.5%	414	7.2%
Retail	1,479	16.1%	781	13.7%
Storage	180	2.0%	118	2.1%
Other	776	8.4%	290	5.1%
	9,175	100.0%	5,711	100.0%
Allowance for credit losses	(54)		(53)
Total, net of allowance	$9,121		$5,658
Our residential mortgage loan portfolio consists of loans with an amortized cost of $2.9 billion and $0 million as of June 30, 2024 and December 31, 2023, respectively. These loans are collateralized by the related properties and diversified as to location within the United States.
Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Interest income is included in Net investment income on our Consolidated Statements of Operations. Accrued interest receivable, which was $94 million and $27 million as of June 30, 2024 and December 31, 2023, respectively, is included in Accrued investment income on our Consolidated Statements of Financial Position.
Loan Valuation Allowance
We establish a valuation allowance to provide for the risk of credit losses inherent in our mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost, which excludes accrued interest receivable. We do not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balances to net investment income in a timely manner. We charged off $1 million and $1 million of uncollectible accrued interest receivable on our mortgage loan portfolios for the three and six months periods ended June 30, 2024, respectively. We did not charge off any uncollectible accrued interest receivable on our mortgage loan portfolios for the three and six months periods ended June 30, 2023, respectively.

The valuation allowances for each of our mortgage loan portfolios are estimated by deriving probability of default and recovery rate assumptions based on the characteristics of the loans in each portfolio, historical economic data and loss information, and current and forecasted economic conditions. Key loan characteristics impacting the estimate for our commercial mortgage loan portfolio include the current state of the borrower’s credit quality, which considers factors such as loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios, loan performance, underlying collateral type, delinquency status, time to maturity, and original credit scores. Key loan characteristics impacting the estimate for our residential mortgage loan portfolios include the current state of the borrowers' credit quality, delinquency status, time to maturity and original credit scores.
The following table represents a rollforward of the allowance for credit losses on our mortgage loan portfolios:

	Three Months Ended June 30, 2024
	Commercial	Residential	Total
	(Dollars in millions)
Beginning allowance balance	$(54)	$—	$(54)
Acquisition from business combination	—	—	—
Provision	—	—	—
Writeoffs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Ending allowance balance	$(54)	$—	$(54)

	Three Months Ended June 30, 2023
	Commercial	Residential	Total
	(Dollars in millions)
Beginning allowance balance	$(49)	$—	$(49)
Acquisition from business combination	—	—	—
Provision	6	—	6
Writeoffs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Ending allowance balance	$(43)	$—	$(43)

	Six Months Ended June 30, 2024
	Commercial	Residential	Total
	(Dollars in millions)
Beginning allowance balance	$(53)	$—	$(53)
Acquisition from business combination	—	—	—
Provision	(1)	—	(1)
Writeoffs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Ending allowance balance	$(54)	$—	$(54)

	Six Months Ended June 30, 2023
	Commercial	Residential	Total
	(Dollars in millions)
Beginning allowance balance	$(38)	$—	$(38)
Acquisition from business combination	—	—	—
Provision	(5)	—	(5)
Writeoffs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Ending allowance balance	$(43)	$—	$(43)

Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of Real estate investments and the loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. There were 13 real estate properties totaling $68 million at June 30, 2024 and 3 real estate properties totaling $79 million at December 31, 2023, in which ownership of the property was taken to satisfy an outstanding loan at December 31, 2023. Recoveries are situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance).
We closely monitor loan performance for our commercial and residential mortgage loan portfolios. Aging of financing receivables is summarized in the following table (by year of origination):

	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
As of June 30, 2024:	(Dollars in millions)
Commercial mortgage loans
Current	$214	$415	$2,215	$1,254	$983	$3,867	$8,948
30 - 59 days past due	—	—	—	—	—	24	24
60 - 89 days past due	—	2	50	—	—	42	94
Non-accrual (90 days or more past due)	—	3	—	1	—	105	109
Total commercial mortgage loans	$214	$420	$2,265	$1,255	$983	$4,038	$9,175

Residential mortgage loans
Current	$64	$1,030	$1,193	$251	$127	$17	$2,682
30 - 59 days past due	3	16	41	10	5	—	75
60 - 89 days past due	—	14	21	7	4	1	47
Non-accrual (90 days or more past due)	—	36	50	20	9	2	117
Total residential mortgage loans	$67	$1,096	$1,305	$288	$145	$20	$2,921
Total mortgage loans	$281	$1,516	$3,570	$1,543	$1,128	$4,058	$12,096
Allowance for credit losses							(54)
Total, net of allowance							$12,042

	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
As of December 31, 2023:	(Dollars in millions)
Commercial mortgage loans
Current	$319	$1,486	$679	$489	$488	$2,120	$5,581
30 - 59 days past due	—	26	—	—	5	21	52
60 - 89 days past due	—	50	—	—	—	13	63
Non-accrual (90 days or more past due)	—	—	—	—	—	15	15
Total commercial mortgage loans	$319	$1,562	$679	$489	$493	$2,169	$5,711

Residential mortgage loans
Current	$—	$—	$—	$—	$—	$—	$—
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Non-accrual (90 days or more past due)	—	—	—	—	—	—	—
Total residential mortgage loans	$—	$—	$—	$—	$—	$—	$—
Total mortgage loans	$319	$1,562	$679	$489	$493	$2,169	$5,711
Allowance for credit losses							(53)
Total, net of allowance							$5,658

Commercial and residential mortgage loans are considered nonperforming when they become 90 days or more past due. When loans become nonperforming, we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a nonperforming loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a nonperforming loan back to less than 90 days past due, we will resume accruing interest income on that loan. There were 206 loans in non-accrual status at June 30, 2024 and 3 loans in non-accrual status at December 31, 2023. During the three and six months ended June 30, 2024 we recognized interest income of $1 million and $1 million on loans which were in non-accrual status at the respective period end. During the three and six months ended June 30, 2023 we recognized no interest income on loans which were in non-accrual status at the respective period end.
Loan Modifications
Our commercial and residential mortgage loans may be subject to loan modifications. Loan modifications may be granted to borrowers experiencing financial difficulty and could include principal forgiveness, interest rate reduction, an other-than-significant delay or a term extension. We consider the following factors in determining whether or not a borrower is experiencing financial difficulty:
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
There were three and seven significant mortgage loan modifications for the three and six months ended June 30, 2024, respectively, and three and five significant mortgage loan modifications for the three and six months ended June 30, 2023, respectively.
6. Private Loans
The following table summarizes the credit ratings for private loans:

	June 30, 2024	December 31, 2023
	(Dollars in millions)
AAA	$—	$—
AA	72	—
A	926	—
BBB	35	—
BB and below	604	194
Unrated (1)	87	—
Total	$1,724	$194
(1)Due to the nature of private loans, external agency credit ratings may not be readily available. Where appropriate, the Company obtains non-published credit ratings from one or more third-party rating agencies, which are determined based on an independent evaluation of the transaction. For other loans without published or private credit ratings, the Company assigns internal risk ratings, based on our investment selection and monitoring process and policies. These internal risk ratings are categorized as “Unrated” above.

Allowance for Credit Losses
The rollforward of the allowance for credit losses for private loans is shown below:

	2024	2023
	(Dollars in millions)
Balance at January 1	$(8)	$—
Acquisition from business combination	—	—
Provision	1	—
Writeoffs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Balance at March 31	(7)	—
Acquisition from business combination	—	—
Provision	(14)	—
Writeoffs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Balance at June 30	$(21)	$—
7. Real Estate and Real Estate Partnerships
The carrying amounts of real estate investments are as follows:

	June 30, 2024
	Real Estate
	Amount	Percentage
	(Dollars in millions)
Hotel	$137	7%
Industrial	28	1%
Land	129	6%
Office	236	12%
Retail	230	11%
Apartments	—	—%
Single family residential	1,279	62%
Other	11	1%
Total real estate	2,050	100%
Real estate partnerships	4,279
Total real estate and real estate partnerships	$6,329

	December 31, 2023
	Real Estate
	Amount	Percentage
	(Dollars in millions)
Hotel	$14	2%
Industrial	65	9%
Land	37	5%
Office	358	47%
Retail	218	29%
Apartments	60	8%
Single family residential	—	—%
Other	3	—%
Total real estate	755	100%
Real estate partnerships	2,856
Total real estate and real estate partnerships	$3,611
As of June 30, 2024 and December 31, 2023, no real estate investments met the criteria as held-for-sale.

8. Variable Interest Entities and Equity Method Investments
The Company regularly invests in real estate partnerships and investment funds and frequently participates in the design with the sponsor, but in most cases, its involvement is limited to financing. Some of these investments have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, the Company holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary. The Company consolidates all VIEs in which it is the primary beneficiary. The assets of consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of the Company, as the Company’s obligation is limited to the amount of its committed investment. The Company has not provided financial or other support to these consolidated VIEs in the form of liquidity arrangements, guarantees or other commitments to third-parties that may affect the fair value or risk of its variable interest in these VIEs as of June 30, 2024 and December 31, 2023.
Consolidated Variable Interest Entities
The assets and liabilities relating to the consolidated VIEs included in the financial statements are as follows:

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Fixed maturity securities, available for sale	$44	$63
Equity securities, at fair value	115	15
Private loans	196	188
Real estate	1,628	172
Real estate partnerships	1,055	—
Investment funds	487	4
Short-term investments	—	4
Other invested assets	150	—
Cash and cash equivalents	132	26
Other assets	158	61
Total assets of consolidated VIEs	$3,965	$533

Notes payable	$175	$174
Other liabilities	94	14
Total liabilities of consolidated VIEs	$269	$188
Unconsolidated Variable Interest Entities
For unconsolidated VIEs, the Company is not the primary beneficiary as major decisions impacting the economic activities of the VIE require consent from one or more other partners. These unconsolidated VIEs are accounted for using the equity method of accounting or at amortized cost. In addition, certain equity securities and available-for-sale fixed maturity securities at fair value are the Company’s interests in limited partnerships that are unconsolidated VIEs. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of the Company, as the Company’s obligation is limited to the amount of its committed investment. The Company has not provided financial or other support to these unconsolidated VIEs in the form of liquidity arrangements, guarantees or other commitments to third-parties that may affect the fair value or risk of its variable interest in these VIEs as of June 30, 2024 and December 31, 2023.
The carrying amount and maximum exposure to loss relating to these unconsolidated VIEs are as follows:

	June 30, 2024		December 31, 2023
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(Dollars in millions)
Fixed maturity securities, available for sale	$2,100	$2,100	$—	$—
Mortgage loans on real estate	673	746	632	632
Real estate partnerships	889	892	301	301
Short-term investments	57	57	—	—
Other invested assets	157	157	—	—
Total	$3,876	$3,952	$933	$933

Equity Method Investments
The Company’s investments in investment funds, real estate partnerships, and other partnerships of which substantially all are limited liability companies (“LLCs”) or limited partnerships are accounted for using the equity method of accounting. As of June 30, 2024 and December 31, 2023, the Company’s equity accounted investments totaled $4.3 billion and $4.4 billion, respectively.
As described in Note 2 - Summary of Significant Accounting Policies, the Company generally recognizes its share of earnings in its equity method investments within “Net investment income” using a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
The following aggregated summarized financial data reflects the latest available financial information and does not represent the Company’s pro rata share of the assets, liabilities or earnings of such entities. Aggregated total assets of these entities totaled $37.8 billion and $4.4 billion as of June 30, 2024 and December 31, 2023, respectively. Aggregate net income of these entities totaled $65 million and $103 million for the three and six months ended June 30, 2024 and $30 million and $66 million for the three and six months ended June 30, 2023, respectively. Aggregate net income from the underlying entities in which the Company invests primarily comprise investment income, including recurring investment income (loss) and realized and unrealized investment gains (losses), from investment funds, real estate properties and real estate funds.
9. Derivative Instruments
The Company manages risks associated with certain assets and liabilities by using derivative financial instruments. Derivative financial instruments are financial contracts whose value is derived from underlying interest rates, exchange rates or other financial instruments. The Company does not invest in derivatives for speculative purposes.
Equity-indexed options are over-the-counter contractual agreements negotiated between counterparties. The Company purchases equity-indexed options as economic hedges against fluctuations in the equity markets to which equity-indexed products are exposed. Equity-indexed contracts include a fixed host universal-life insurance or annuity contract and an equity-indexed embedded derivative.
The notional principal represents the amount to which a rate or price is applied to determine the cash flows to be exchanged periodically and does not represent credit exposure. Maximum credit risk is the estimated cost of replacing derivative financial instruments which have a positive value, should the counterparty default.
Derivatives, except for embedded derivatives, are included in “Other invested assets”, at fair value in the Consolidated Statements of Financial Position. Embedded derivative liabilities on funds withheld and modified coinsurance (“Modco”) arrangements and embedded derivative liabilities on indexed annuity and variable annuity products are included in the Consolidated Statements of Financial Position within the “Reinsurance funds withheld” and “Policyholders’ account balances” lines respectively, at fair value.

The notional and fair values of derivative instruments, presented in the Consolidated Statements of Financial Position, are shown below:

	Primary Underlying Risk	Location in the Consolidated Statements of Financial Position	June 30, 2024			December 31, 2023
			Notional Amount	Carrying Value / Fair Value		Notional Amount	Carrying Value / Fair Value
				Assets	Liabilities		Assets	Liabilities
			(Dollars in millions)
Derivatives Not Designated as Hedging Instruments:
Equity-indexed options	Equity	Other invested assets, Other liabilities	$45,871	$1,610	$—	$4,084	$227	$—

Embedded Derivatives:
Indexed annuity and variable annuity product	Interest rate	Policyholders’ account balances	—	—	1,196	—	—	873
Funds withheld and Modco arrangements	Interest rate	Funds withheld for reinsurance liabilities	—	—	79	—	—	—
			$45,871	$1,610	$1,275	$4,084	$227	$873

Derivatives Not Designated as Hedging Instruments
The following represents the financial statement location and amount of gains (losses) related to the derivatives not designated as hedging instruments:

		Derivative Gains (Losses) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
	Location in the Consolidated Statements of Operations	2024	2023	2024	2023
		(Dollars in millions)
Equity-indexed options	Change in fair value of insurance-related derivatives and embedded derivatives	$308	$46	$365	$71

Embedded derivatives:
Indexed annuity and variable annuity product	Change in fair value of insurance-related derivatives and embedded derivatives	(250)	(20)	(288)	(71)
Funds withheld and Modco arrangements	Change in fair value of insurance-related derivatives and embedded derivatives	(79)	—	(79)	—
		$(21)	$26	$(2)	$—
Derivative Exposure
The Company’s use of derivative instruments exposes it to credit risk in the event of non-performance by counterparties. The Company has a policy of only dealing with counterparties it believes are creditworthy and obtaining sufficient collateral where appropriate, as a means to mitigating the financial loss from defaults. The Company holds collateral in cash and notes secured by U.S. government-backed assets. The non-performance risk is the net counterparty exposure based on fair value of open contracts less fair value of collateral held. The Company maintains master netting agreements with its current active trading partners. A right of offset has been applied to collateral that supports credit risk and has been recorded in the Consolidated Statements of Financial Position as an offset to “Other invested assets” with an associated payable to “Other liabilities” for excess collateral. A right of offset has also been applied to derivative assets and liabilities with the same counterparty under the same master netting agreement, and such derivative instruments are presented on a net basis in the Consolidated Statements of Financial Position.
The fair value of our call options by counterparty and each counterparty's current credit rating are as follows:

			June 30, 2024	December 31, 2023
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Fair Value	Fair Value
			(Dollars in millions)
Bank of America	A+	Aa1	$162	$24
Barclays	A+	A1	76	24
Canadian Imperial Bank of Commerce	A+	Aa2	61	—
Citibank, N.A.	A+	Aa3	46	—
Credit Suisse	A+	Aa2	6	16
Goldman Sachs	A+	A1	17	—
ING	A-	Baa1	6	10
J.P. Morgan	A+	Aa2	149	12
Mizuho	A	A1	393	—
Morgan Stanley	A+	Aa3	114	43
NATIXIS	A+	A2	2	4
Royal Bank of Canada	AA-	A1	132	—
Societe Generale	A	A1	82	—
Truist	A	A3	119	59
UBS AG	A+	Aa3	50	—
Wells Fargo	A+	Aa2	195	35
			$1,610	$227

Information regarding the Company’s exposure to credit loss on the derivatives it holds, including the effect of rights of offset, is presented below:

	Gross Amount of Derivative Instruments (1)	Gross Amount Offset in the Consolidated Statements of Financial Position	Net Amount Presented in the Consolidated Statements of Financial Position	Collateral (Received) Pledged in Cash (2)	Collateral (Received) Pledged in Invested Assets (2)	Exposure of Net Collateral
	(Dollars in millions)
As of June 30, 2024
Derivative assets
Equity-indexed options	$1,618	$(8)	$1,610	$(1,587)	$(21)	$2
Total derivative assets	$1,618	$(8)	$1,610	$(1,587)	$(21)	$2

Derivative liabilities
Equity-indexed options	$(8)	$8	$—	$—	$—	$—
Total derivative liabilities	$(8)	$8	$—	$—	$—	$—

As of December 31, 2023
Derivative assets
Equity-indexed options	$227	$—	$227	$(205)	$(21)	$1
Total derivative assets	$227	$—	$227	$(205)	$(21)	$1

Derivative liabilities
Equity-indexed options	$—	$—	$—	$—	$—	$—
Total derivative liabilities	$—	$—	$—	$—	$—	$—
(1)Represents derivative assets and liabilities on a gross basis, which are not offset under enforceable master netting agreements that meet all offsetting criteria.
(2)Excludes a portion of collateral held in cash and invested assets that are excess collateral. As of June 30, 2024 and December 31, 2023, the Company held excess collateral of $52 million and $4 million, respectively.
10. Net Investment Income and Investment Related Gains (Losses)
Net investment income is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Available-for-sale fixed maturity securities	$433	$167	$661	$324
Equity securities	6	—	21	—
Mortgage loans	160	73	238	142
Private loans	1	—	1	—
Real estate	39	1	52	5
Real estate partnerships	6	(1)	6	15
Investment funds	133	31	168	50
Policy loans	6	—	6	—
Short-term investments	45	58	77	92
Other	95	13	142	38
Total net investment income	$924	$342	$1,372	$666

Net unrealized and realized investment gains (losses) are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Available-for-sale fixed maturity securities	$(33)	$(35)	$(25)	$(60)
Equity securities	35	71	24	43
Mortgage loans	2	2	(6)	(10)
Private loans	(3)	—	(3)	—
Short-term investments and other invested assets	1	3	(22)	7
Total investment related gains (losses), net	$2	$41	$(32)	$(20)
11. Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are shown below:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Financial assets:
Available-for-sale fixed maturity securities	$46,480	$46,480	$12,877	$12,877
Equity securities	1,200	1,200	1,404	1,404
Mortgage loans on real estate, net of allowance	12,042	11,812	5,658	5,405
Private loans, net of allowance	1,724	1,729	194	194
Policy loans	401	401	390	390
Short-term investments	1,945	1,945	2,397	2,397
Other invested assets:
Derivative assets	1,610	1,610	227	227
Collaterals received on derivatives (excluding excess collateral)	(1,587)	(1,587)	(226)	(226)
Separately managed accounts	89	89	105	105
Other (1)	832	832	14	14
Cash and cash equivalents	13,895	13,895	3,192	3,192
Reinsurance recoverables and deposit assets	15,261	14,196	—	—
Other assets - market risk benefits	704	704	34	34
Separate account assets (2)	1,266	1,266	1,189	1,189
Total financial assets	$95,862	$94,572	$27,455	$27,202

Financial liabilities:
Policyholders' account balances, excluding embedded derivative	$76,797	$76,797	$14,097	$14,097
Policyholders’ account balances – embedded derivative	1,196	1,196	873	873
Market risk benefits	3,276	3,276	34	34
Other liabilities:
Funds withheld liabilities	79	79	—	—
Notes payable	657	657	174	174
Long term borrowings	2,476	2,458	1,493	1,493
Separate account liabilities (2)	1,266	1,266	1,189	1,189
Total financial liabilities	$85,747	$85,729	$17,860	$17,860
(1)Balance includes $407 million and $14 million other invested assets not subject to fair value hierarchy as of June 30, 2024 and December 31, 2023, respectively.
(2)Balance includes $32 million and $26 million of assets, and corresponding liabilities, that are not subject to fair value hierarchy as of June 30, 2024 and December 31, 2023, respectively.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability. A fair value hierarchy is used to determine fair value based on a hypothetical transaction as of the measurement date from the perspective of a market participant. The Company has evaluated the types of securities in its investment portfolio to determine an appropriate hierarchy level based upon trading activity and the observability of market inputs. The classification of assets or liabilities within the fair value hierarchy is based on the lowest level of significant input to its valuation. The input levels are defined as follows:
Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2 - Quoted prices in markets that are not active or inputs that are observable directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 - Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models and third-party evaluation, as well as instruments for which the determination of fair value requires significant management judgment or estimation
Valuation Techniques for Financial Instruments Recorded at Fair Value
Available-for-sale Fixed Maturity Securities and Equity Options — The Company utilizes pricing services to estimate fair value measurements. The fair value for available-for-sale fixed maturity securities that are disclosed as Level 1 measurements are based on unadjusted quoted market prices for identical assets that are readily available in an active market. The estimates of fair value for most available-for-sale fixed maturity securities, including municipal bonds, provided by the pricing service are disclosed as Level 2 measurements as the estimates are based on observable market information rather than market quotes. The pricing service utilizes market quotations for available-for-sale fixed maturity securities that have quoted prices in active markets. Since available-for-sale fixed maturity securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Additionally, an option adjusted spread model is used to develop prepayment and interest rate scenarios.
The pricing service evaluates each asset class based on relevant market information, credit information, perceived market movements and sector news. The market inputs utilized in the pricing evaluation, listed in the approximate order of priority, include: benchmark yields, reported trades, pricing source quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and economic events. The extent of the use of each market input depends on asset class and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities, additional inputs may be necessary.
The Company has reviewed the inputs and methodology used and the techniques applied by the pricing service to produce quotes that represent the fair value of a specific security. The review confirms that the pricing service is utilizing information from observable transactions or a technique that represents a market participant’s assumptions. The Company does not adjust quotes received from the pricing service. The pricing service utilized by The Company has indicated that they will only produce an estimate of fair value if there is objectively verifiable information available.
The Company holds a small amount of private placement debt and available-for-sale fixed maturity securities that have characteristics that make them unsuitable for matrix pricing. For these securities, a quote from an independent pricing source (typically a market maker) is obtained. Due to the disclaimers on the quotes that indicate the price is indicative only, the Company includes these fair value estimates in Level 3.
For securities priced using a quote from an independent pricing source, such as the equity-indexed options and certain available-for-sale fixed maturity securities, the Company uses a market-based fair value analysis to validate the reasonableness of prices received. Price variances above a certain threshold are analyzed further to determine if any pricing issue exists. This analysis is performed quarterly.
Equity Securities — For publicly-traded equity securities, prices are received from a nationally recognized pricing service that are based on observable market transactions, and these securities are classified as Level 1 measurements. For certain preferred stock, current market quotes in active markets are unavailable. In these instances, an estimated fair value is received from the pricing service. The service utilizes similar methodologies to price preferred stocks as it does for available-for-sale fixed maturity securities. If applicable, these estimates would be disclosed as Level 2 measurements. The Company tests the accuracy of the information provided by reference to other services annually. For certain private equity without readily determinable fair values, fair value estimates are unavailable and are not disclosed.
Short-term Investments — Short-term investments are primarily commercial paper rated A2 or P2 or better by Standard & Poor’s and Moody’s, respectively. Commercial paper is carried at amortized cost which approximates fair value. These investments are classified as Level 2 measurements.

Real estate and Real Estate Partnerships — The fair values of residential real estate investments held through consolidation of investment company VIEs are initially recorded based on the cost to purchase the properties and subsequently recorded at fair value on a recurring basis and falls within Level 3 of the fair value hierarchy. The fair value of the residential real estate properties was determined using broker price opinions (BPOs). A BPO is an appraisal methodology commonly used in the industry to estimate net proceeds from the sale of a home. The significant inputs into the valuation include market comparable home sales, age and size of the home, location and property conditions.
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
Investment Funds — We own an investment in an infrastructure limited liability company through a consolidated VIE that is measured at fair value on a recurring basis. We initially recorded the investment at the cost to purchase the investment and subsequently recorded based on a discounted cash flow methodology. We own one consolidated limited partnership fund, which is measured using NAV as a practical expedient. This investment is a closed-end fund that invests in infrastructure credit assets. Redemptions are not allowed until the funds’ termination date and liquidations begin.
Cash and Cash Equivalents — Amounts reported in the Consolidated Statements of Financial Position for these instruments are reported at their historical cost which approximates fair value due to the nature of the assets assigned to this category.
Other Invested Assets – The Company holds interest in an investment company limited partnership, which invests in residual interest investments, and is a consolidated VIE. The investment was initially recorded at cost and will subsequently be recorded at fair value using discounted cash flow methodology and falls within Level 3 of the fair value hierarchy.
Separate Account Assets and Liabilities — The separate account assets included on the quantitative disclosures fair value hierarchy table are comprised of short-term investments, equity securities, and available-for-sale fixed maturity. Equity securities are classified as Level 1 measurements. Short-term investments and available-for-sale fixed maturity securities are classified as Level 2 measurements. These classifications for separate account assets reflect the same fair value level methodologies as listed above as they are derived from the same vendors and follow the same process.
The separate account assets also include cash and cash equivalents, investment funds, accrued investment income, and receivables for securities. These are not included in the quantitative disclosures of fair value hierarchy table.
Market Risk Benefits - MRBs are valued using stochastic models that incorporate a spread reflecting our non-performance risk. The key assumptions for calculating the fair value of the MRBs are market assumptions such as equity market returns, interest rate levels, market volatility and correlations and policyholder behavior assumptions such as lapse, mortality, utilization and withdrawal patterns. Risk margins are included in the policyholder behavior assumptions. The assumptions are based on a combination of historical data and actuarial judgment. MRBs are classified as Level 3 fair value measurements as the fair value is based on unobservable inputs. The following significant unobservable inputs are used for measuring the fair value:
(1)Utilization – The utilization assumption represents the percentage of policyholders who will elect to receive lifetime income benefit payments in a given year. The range and weighted average of this assumption can vary from year to year depending on the characteristics of policies in a given cohort within the rate.
(2)Option budget – The option budget assumption represents the expected cost of annual call options we will purchase in the future.
(3)Nonperformance risk – The nonperformance risk assumption impacts the discount rate used in the discounted future cash flow valuation and includes our own credit risk based on the current market credit spreads for debt-like instruments we have issued and are available in the market. Additionally, the nonperformance risk assumption includes the counterparty credit risk used in the fair value measurement of ceded market risk benefits which is determined using the current market credit spreads based on the counterparty credit rating.
(4)Mortality rates – The mortality rate assumptions are set based on a combination of company and industry experience, adjusted for improvement factors. Mortality rates vary by age and by demographic characteristics such as gender.
(5)Lapse rates – The lapse rate assumptions represent the expected rate of full surrenders which are set based on product type or feature and whether a policy is subject to surrender charges.
Derivative Assets/Derivative Liabilities
Equity-index options — Equity index options are valued using industry accepted valuation models and are adjusted for the nonperformance risk of each counterparty net of any collateral held. Inputs include market volatility and risk free interest rates and are used in income valuation techniques in arriving at a fair value for each option contract. The nonperformance risk for each counterparty is based upon its credit default swap rate. We have no performance obligations related to the call options purchased to fund our fixed index annuity policy liabilities.

Policyholders’ Account Balances – Embedded Derivatives —The fair value of the embedded derivative component of our fixed index annuity policyholder account balance reserve is estimated at each valuation date by (i) projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and (ii) discounting the excess of the projected contract value amounts at the applicable risk free interest rates adjusted for our nonperformance risk related to those liabilities.
The following significant unobservable inputs are used for measuring the fair value:
(1)Option budget
(2)Lapse rates
(3)Nonperformance risk
The fair value of our fixed index annuities embedded derivatives is net of coinsurance ceded of $1.1 billion as of June 30, 2024. Change in fair value, net for each period in our embedded derivatives is included in Change in fair value of embedded derivatives in the Consolidated Statements of Operations.
Funds Withheld Liabilities — We estimate the fair value of the embedded derivative based on the fair value of the assets supporting the funds withheld payable under modified coinsurance and funds withheld coinsurance reinsurance agreements. The fair value of the embedded derivative is classified as Level 3 based on valuation methods used for the assets held supporting the reinsurance agreements.
Separately Managed Accounts — The separately managed account manager uses the mid-point of a range from a third-party to price these securities. Discounted cash flows (yield analysis) and market transactions approach are used in the valuation. They use discount rates which is considered an unobservable input.

The fair value hierarchy measurements for assets and liabilities measured at fair value on a recurring basis are shown below:

	Assets and Liabilities Carried at Fair Value by Hierarchy Level
	Total Fair Value	Level 1	Level 2	Level 3
	(Dollars in millions)
June 30, 2024
Financial assets
Available-for-sale fixed maturity securities:
U.S. treasury and government	$83	$83	$—	$—
U.S. states and political subdivisions	3,299	—	3,047	252
Foreign governments	453	—	453	—
Corporate debt securities	31,949	—	29,035	2,914
Residential mortgage-backed securities	1,079	—	1,057	22
Commercial mortgage-backed securities	2,766	—	2,743	23
Collateralized debt securities	6,851	—	3,775	3,076
Total fixed maturity, available-for-sale	46,480	83	40,110	6,287
Equity securities:
Common stock	1,081	384	2	695
Preferred stock	114	23	—	91
Private equity and other	5	—	—	5
Total equity securities	1,200	407	2	791
Real estate at fair value (1)	1,279	—	—	1,279
Real estate partnerships at fair value (1)	39	—	—	39
Investment funds (fair value option) (1)(2)	111	—	—	111
Short-term investments	1,945	823	544	578
Other invested assets:
Derivative assets	1,610	—	1,356	254
Collaterals received on derivatives (excluding excess collateral)	(1,587)	(1,587)	—	—
Separately managed accounts	89	—	—	89
Other	425	—	—	425
Cash and cash equivalents	13,895	13,895	—	—
Other assets - market risk benefit assets	704	—	—	704
Separate account assets (3)	1,234	200	1,034	—
Total financial assets	$67,424	$13,821	$43,046	$10,557

Financial liabilities
Policyholders’ account balances – embedded derivative	$1,196	$—	$—	$1,196
Market risk benefits	3,276	—	—	3,276
Funds withheld liabilities - embedded derivatives	79	—	—	79
Separate account liabilities (3)	1,234	200	1,034	—
Total financial liabilities	$5,785	$200	$1,034	$4,551
(1)Balances represent financial assets that are fair valued as a result of consolidation of investment company VIE in accordance with ASC 946.
(2)Balance excludes $360 million of investments measured at estimated fair value using NAV as a practical expedient.
(3)Balance includes $32 million of assets, and corresponding liabilities, that are not subject to fair value hierarchy.

	Assets and Liabilities Carried at Fair Value by Hierarchy Level
	Total Fair Value	Level 1	Level 2	Level 3
	(Dollars in millions)
December 31, 2023
Financial assets
Available-for-sale fixed maturity securities:
U.S. treasury and government	$62	$62	$—	$—
U.S. states and political subdivisions	578	—	578	—
Foreign governments	9	—	9	—
Corporate debt securities	10,784	—	8,570	2,214
Residential mortgage-backed securities	127	—	127	—
Commercial mortgage-backed securities	—	—	—	—
Collateralized debt securities	1,317	—	416	901
Total fixed maturity, available-for-sale	12,877	62	9,700	3,115
Equity securities:
Common stock	1,307	314	—	993
Preferred stock	97	22	—	75
Private equity and other	—	—	—	—
Total equity securities	1,404	336	—	1,068
Real estate at fair value	—	—	—	—
Real estate partnerships at fair value	—	—	—	—
Investment funds (fair value option)	—	—	—	—
Short-term investments	2,397	1,100	—	1,297
Other invested assets:
Derivative assets	227	—	—	227
Collaterals received on derivatives (excluding excess collateral)	(226)	—	—	(226)
Separately managed accounts	105	—	—	105
Other	—	—	—	—
Cash and cash equivalents	3,192	3,192	—	—
Other assets - market risk benefit assets	34	—	—	34
Separate account assets (1)	1,163	406	757	—
Total financial assets	$21,173	$5,096	$10,457	$5,620

Financial liabilities
Policyholders’ account balances – embedded derivative	$873	$—	$—	$873
Market risk benefits	34	—	—	34
Funds withheld liabilities - embedded derivatives	—	—	—	—
Separate account liabilities (1)	1,163	406	757	—
Total financial liabilities	$2,070	$406	$757	$907
(1)Balance includes $26 million of assets, and corresponding liabilities, that are not subject to fair value hierarchy.
Fair Value Information About Financial Instruments Not Recorded at Fair Value
Information about fair value estimates for financial instruments not measured at fair value is discussed below:
Mortgage Loans — The fair value of mortgage loans is estimated using discounted cash flow analyses on a loan-by-loan basis by applying a discount rate to expected cash flows from future installment and balloon payments. The discount rate takes into account general market trends and specific credit risk trends for the individual loan. Factors used to arrive at the discount rate include inputs from spreads based on U.S. Treasury notes and the loan’s credit quality, region, property-type, lien priority, payment type and current status.
Private Loans — The fair value of private loans is estimated using discounted cash flow analyses on a loan-by-loan basis by applying a discount rate to expected cash flows from future installment and balloon payments. The discount rate takes into account general market trends and specific credit risk trends for the individual loan. For certain of our collateral loans, we have concluded the carrying value approximates fair value.
Policy Loans — The carrying value of policy loans is the outstanding balance plus any accrued interest. Due to the collateralized nature of policy loans such that they cannot be separated from the policy contracts, the unpredictable timing of repayments and the fact that settlement is at outstanding value, as such the carrying value of policy loans approximates fair value.

Long Term Borrowings — Long term borrowings are carried at outstanding principal balance. The carrying value approximates fair value because the carrying value represents the amount owing and payable to the creditor at the reporting date. Fair values for subordinated debentures are estimated using discounted cash flow calculations principally on observable inputs including our incremental borrowing rates, which reflect our credit rating, for similar types of borrowings with maturities consistent with those remaining for the debt being valued.
Notes Payable — Notes payable are carried at outstanding principal balance. For a majority of the notes, the carrying value of the notes payable approximates fair value because the underlying interest rates approximate market rates at the reporting date.
Other Invested Assets — FHLB common stock is carried at cost which approximates fair value. The fair value of our COLI is equal to the cash surrender value of the policies.
Policyholder’s account balances & Reinsurance recoverables and deposit assets — The fair values of the policyholder account balances’ not involving significant mortality or morbidity risks, are stated at the cost we would incur to extinguish the liability (i.e., the cash surrender value) as these contracts are generally issued without an annuitization date. The deposit assets related to the ceded annuity benefit reserves have fair values determined in a similar fashion. For period-certain annuity benefit contracts, the fair value is determined by discounting the benefits at the interest rates currently in effect for newly issued immediate annuity contracts. All of the fair values presented within these categories fall within Level 3 of the fair value hierarchy as most of the inputs are unobservable market data.
The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis are shown below:

	Carrying Amount	Fair Value	Fair Value Hierarchy Level
			Level 1	Level 2	Level 3
	(Dollars in millions)
June 30, 2024
Financial assets
Mortgage loans on real estate, net of allowance	$12,042	$11,812	$—	$—	$11,812
Private loans, net of allowance	1,724	1,729	—	846	883
Policy loans	401	401	—	—	401
Deposit assets, included in reinsurance recoverables and deposit assets	15,261	14,196	—	—	14,196
Other invested assets	407	407	—	403	4
Total financial assets	$29,835	$28,545

Financial liabilities
Policyholders' account balances, excluding embedded derivative	$76,797	$76,797	$—	$—	$76,797
Long term borrowings	2,476	2,458	—	—	2,458
Notes payable	657	657	—	—	657
Total financial liabilities	$79,930	$79,912

	Carrying Amount	Fair Value	Fair Value Hierarchy Level
			Level 1	Level 2	Level 3
	(Dollars in millions)
December 31, 2023
Financial assets
Mortgage loans on real estate, net of allowance	$5,658	$5,405	$—	$—	$5,405
Private loans, net of allowance	194	194	—	—	194
Policy loans	390	390	—	—	390
Deposit assets, included in reinsurance recoverables and deposit assets	—	—	—	—	—
Other invested assets	14	14	—	—	14
Total financial assets	$6,256	$6,003

Financial liabilities
Policyholders' account balances, excluding embedded derivative	$14,097	$14,097	$—	$—	$14,097
Long term borrowings	1,493	1,493	—	—	1,493
Notes payable	174	174	—	—	174
Total financial liabilities	$15,764	$15,764

For financial assets and financial liabilities measured at fair value on a recurring basis using Level 3 inputs during the periods, reconciliations of the beginning and ending balances are shown below:

	Three Months Ended June 30, 2024
	Assets		Liabilities
	Invested Assets (1)	Derivative Assets	PAB – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of period	$5,199	$257	$904	$—
Acquisitions from business combination	4,288	—	—	—
Fair value changes in net income	12	24	287	79
Net change included in interest sensitive contract benefits	—	—	—	—
Fair value changes in other comprehensive income	875	—	—	—
Purchases	1,302	39	—	—
Sales	(2,048)	—	—	—
Settlements or maturities	(2)	(66)	(30)	—
Premiums less benefits	—	—	35	—
Transfers into Level 3	112	—	—	—
Transfers out of Level 3	(139)	—	—	—
Balance, end of period	$9,599	$254	$1,196	$79

	Three Months Ended June 30, 2023
	Assets		Liabilities
	Invested Assets (1)	Derivative Assets	PAB – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of period	$4,419	$167	$784	$—
Acquisitions from business combination	—	—	—	—
Fair value changes in net income	11	47	—	—
Net change included in interest sensitive contract benefits	—	—	51	—
Fair value changes in other comprehensive income	(1)	—	—	—
Purchases	822	30	—	—
Sales	(631)	—	—	—
Settlements or maturities	—	(29)	—	—
Premiums less benefits	—	—	(26)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance, end of period	$4,620	$215	$809	$—

	Six Months Ended June 30, 2024
	Assets		Liabilities
	Invested Assets (1)	Derivative Assets	PAB – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of year	$5,585	$227	$873	$—
Acquisitions from business combination	4,288	—	—	—
Fair value changes in net income	12	81	287	79
Net change included in interest sensitive contract benefits	—	—	(38)	—
Fair value changes in other comprehensive income	182	—	—	—
Purchases	3,346	74	—	—
Sales	(3,785)	—	—	—
Settlements or maturities	(2)	(128)	(30)	—
Premiums less benefits	—	—	104	—
Transfers into Level 3	112	—	—	—
Transfers out of Level 3	(139)	—	—	—
Balance, end of period	$9,599	$254	$1,196	$79

	Six Months Ended June 30, 2023
	Assets		Liabilities
	Invested Assets (1)	Derivative Assets	PAB – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of year	$3,167	$121	$726	$—
Acquisitions from business combination	—	—	—	—
Fair value changes in net income	97	72	—	—
Net change included in interest sensitive contract benefits	—	—	102	—
Fair value changes in other comprehensive income	(1)	—	—	—
Purchases	2,235	60	—	—
Sales	(878)	—	—	—
Settlements or maturities	—	(38)	—	—
Premiums less benefits	—	—	(19)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance, end of period	$4,620	$215	$809	$—
(1)Balance includes derivative collaterals and separately managed accounts.
Transfers into and out of Level 3 during the three and six months ended June 30, 2024 were primarily the result of changes in observable pricing.

Quantitative Information about Level 3 Fair Value Measurements
The following table provides quantitative information about the significant unobservable inputs used for recurring fair value measurements categorized within Level 3, excluding investments where third party valuation inputs were not reasonably available.

	June 30, 2024
	Assets / (Liabilities) Measured at Fair Value	Valuation Techniques(s)	Unobservable Input Description
	(Dollars in millions)
Assets:
Fixed maturity securities:
Corporate debt securities	$83	Discounted cash flow	Liquidity premium

Collateralized debt securities	1,947	Discounted cash flow	Discount rate
			Weighted average lives

Real estate at fair value	1,279	Broker price opinion

Real estate partnerships at fair value	39	Discounted cash flow	Residual capitalization rate
			Discount rate

Investment funds at fair value	111	Discounted cash flow	Discount rate

Other invested assets - other	157	Discounted cash flow	Discount rate
			Weighted average lives

Separately managed accounts	89	Discounted cash flows (yield analysis)	Discount rate
		CVM	NCY EBITDA
		Market transaction

	December 31, 2023
	Assets / (Liabilities) Measured at Fair Value	Valuation Techniques(s)	Unobservable Input Description
	(Dollars in millions)
Assets:
Separately managed accounts	$105	Discounted cash flows (yield analysis)	Discount rate
		CVM	NCY EBITDA
		Market transaction

12. Reinsurance
The Company also reinsures its business through a diversified group of reinsurers. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. The Company monitors trends in arbitration and any litigation outcomes with its reinsurers. Collectability of reinsurance balances is evaluated by monitoring ratings and the financial strength of its reinsurers. The effect of reinsurance on net premiums earned and claims incurred and policyholder benefits paid are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Premiums earned:
Gross amounts	$1,387	$1,344	$2,871	$2,411
Reinsurance ceded	(382)	(342)	(722)	(628)
Net premiums earned	$1,005	$1,002	$2,149	$1,783

Other policy revenue:
Gross amounts	$203	$103	$315	$200
Reinsurance ceded	(19)	—	(19)	—
Net other policy revenue	$184	$103	$296	$200

Policyholder benefits paid and claims incurred:
Gross amounts	$1,296	$1,171	$2,588	$2,029
Reinsurance ceded	(266)	(182)	(472)	(340)
Net benefits paid and claims incurred	$1,030	$989	$2,116	$1,689

Change in fair value of market risk benefits:
Gross amounts	$148	$(24)	$186	$(14)
Reinsurance ceded	(9)	12	(28)	7
Net change in fair value of market risk benefits	$139	$(12)	$158	$(7)

Interest sensitive contract benefits:
Gross amounts	$506	$175	$765	$365
Reinsurance ceded	(116)	(59)	(220)	(160)
Net interest sensitive contract benefits	$390	$116	$545	$205
Annuity
The following summarizes our annuity reinsurance treaties and related recoverable (in millions):

	Reinsurance Recoverable	Agreement Type	Products Covered
	June 30, 2024
	(Dollars in millions)
Principal Reinsurers:
EquiTrust Life Insurance Company	$245	Coinsurance	Certain Fixed Index and Fixed Rate Annuities
Athene Life Re Ltd.	2,044	Coinsurance Funds Withheld, Modified Coinsurance	Certain Fixed Annuities and Multi-Year Guaranteed Annuities
North End Re (Cayman) SPC	8,075	Coinsurance Funds Withheld, Modified Coinsurance	Certain Fixed Annuities
AeBe ISA LTD	4,397	Coinsurance Funds Withheld, Coinsurance	Certain Fixed Index and Fixed Rate Annuities
	$14,761
There were no significant changes to third party reinsurance agreements for the three and six months ended June 30, 2024.
We calculate estimated losses on reinsurance recoverable balances by determining an expected loss ratio. The expected loss ratio is based on industry historical loss experience and expected recovery timing adjusted for certain current and forecasted environmental factors management believes to be relevant. Estimated losses related to our reinsurance recoverable balances was $0 million as of June 30, 2024.

The company incurred risk charge fees of $3 million and $3 million during the three and six months ended June 30, 2024, in relation to reinsurance agreements.
Intercompany Reinsurance Agreements
The Company executes various intercompany reinsurance agreements between its subsidiaries, including off shore entities, for purposes of managing regulatory statutory capital and risk. All intercompany balances have been eliminated in the preparation of the accompanying financial statements.
These intercompany transactions are executed with wholly owned reinsurance subsidiaries, AEL Re Vermont, AEL Re Vermont II, Freestone Re Ltd. (“Freestone”), and AEL Re Bermuda Ltd. The reinsurance agreements with AEL Re Vermont and AEL Re Vermont II involve reinsuring a portion of lifetime income benefit rider payments in excess of policy fund values. These entities then entered into third-party excess of loss agreements which are permitted to be an admitted asset on the statutory balance sheets. The reinsurance agreement with AEL Re Bermuda Ltd. Is a coinsurance agreement to reinsure a portion of fixed index annuities on a funds withheld basis.
Property and Casualty
There were no significant changes to third party reinsurance agreements for the three and six months ended June 30, 2024 and 2023.
13. Separate Account Assets and Liabilities
The following table presents the change of the Company’s separate account assets and liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Balance, beginning of period	$1,285	$1,098	$1,189	$1,045
Additions (deductions):
Acquisition from business combination	—	—	—	—
Policyholder deposits	15	18	35	39
Net investment income	1	5	10	14
Net realized capital gains on investments	16	62	112	114
Policyholder benefits and withdrawals	(27)	(35)	(75)	(59)
Net transfer from (to) general account	(20)	1	2	(1)
Policy charges	(4)	(4)	(7)	(7)
Total changes	(19)	47	77	100
Balance, end of period	$1,266	$1,145	$1,266	$1,145

14. Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired
The following tables present the balances and changes in DAC, DSI and VOBA by segment:

	Three Months Ended June 30, 2024
	Annuity	Life	Property and Casualty	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$223	$249	$135	$607
Additions	191	19	85	295
Amortization	(8)	3	(80)	(85)
Net change	183	22	5	210
Balance, end of period	$406	$271	$140	$817

DSI
Balance, beginning of period	$9	$—	$—	$9
Additions	93	—	—	93
Amortization	1	—	—	1
Net change	94	—	—	94
Balance, end of period	$103	$—	$—	$103

VOBA
Balance, beginning of period	$38	$300	$18	$356
Acquisition from business combinations	7,194	—	—	7,194
Additions	—	—	—	—
Amortization	(106)	(7)	(2)	(115)
Net change	7,088	(7)	(2)	7,079
Balance, end of period	$7,126	$293	$16	$7,435
Total DAC, DSI, and VOBA Asset	$7,635	$564	$156	$8,355

	Three Months Ended June 30, 2023
	Annuity	Life	Property and Casualty	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$64	$131	$145	$340
Additions	66	37	116	219
Amortization	(2)	(6)	(105)	(113)
Net change	64	31	11	106
Balance, end of period	$128	$162	$156	$446

DSI
Balance, beginning of period	$5	$—	$—	$5
Additions	1	—	—	1
Amortization	—	—	—	—
Net change	1	—	—	1
Balance, end of period	$6	$—	$—	$6

VOBA
Balance, beginning of period	$43	$329	$34	$406
Acquisition from business combinations	—	—	—	—
Additions	—	—	—	—
Amortization	—	(8)	(11)	(19)
Net change	—	(8)	(11)	(19)
Balance, end of period	$43	$321	$23	$387
Total DAC, DSI, and VOBA Asset	$177	$483	$179	$839

	Six Months Ended June 30, 2024
	Annuity	Life	Property and Casualty	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$190	$224	$158	$572
Additions	230	57	196	483
Amortization	(14)	(10)	(214)	(238)
Net change	216	47	(18)	245
Balance, end of period	$406	$271	$140	$817

DSI
Balance, beginning of period	$8	$—	$—	$8
Additions	94	—	—	94
Amortization	1	—	—	1
Net change	95	—	—	95
Balance, end of period	$103	$—	$—	$103

VOBA
Balance, beginning of period	$39	$305	$20	$364
Acquisition from business combinations	7,194	—	—	7,194
Additions	—	—	—	—
Amortization	(107)	(12)	(4)	(123)
Net change	7,087	(12)	(4)	7,071
Balance, end of period	$7,126	$293	$16	$7,435
Total DAC, DSI, and VOBA Asset	$7,635	$564	$156	$8,355

	Six Months Ended June 30, 2023
	Annuity	Life	Property and Casualty	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$43	$88	$121	$252
Additions	90	84	227	401
Amortization	(5)	(10)	(192)	(207)
Net change	85	74	35	194
Balance, end of period	$128	$162	$156	$446

DSI
Balance, beginning of period	$4	$—	$—	$4
Additions	2	—	—	2
Amortization	—	—	—	—
Net change	2	—	—	2
Balance, end of period	$6	$—	$—	$6

VOBA
Balance, beginning of period	$44	$335	$64	$443
Acquisition from business combinations	—	—	—	—
Additions	—	—	—	—
Amortization	(1)	(14)	(41)	(56)
Net change	(1)	(14)	(41)	(56)
Balance, end of period	$43	$321	$23	$387
Total DAC, DSI, and VOBA Asset	$177	$483	$179	$839

Value of Business Acquired
As stated in Note 2 - Summary of Significant Accounting Policies, VOBA asset are included in “Deferred policy acquisition costs, deferred sales inducements and value of business acquired” in the Consolidated Statements of Financial Position. The amortization of VOBA asset is recorded in “Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired” in the Consolidated Statements of Operations.
The following table provides the projected VOBA asset amortization expenses for a five-year period and thereafter:

Years	(Dollars in millions)
2024	$317
2025	612
2026	564
2027	514
2028	474
Thereafter	4,954
Total amortization expense	$7,435
15. Intangible Assets
The components of definite-lived and indefinite-lived intangible assets are as follows. Refer to Note 14 - Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired for VOBA asset, which is an actuarial intangible asset arising from a business combination.

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Definite-lived intangible assets:
Distributor relationships	$1,485	$(11)	$1,474	$5	$—	$5
Trade name	58	(3)	55	10	(2)	8
Internally generated software	38	(1)	37	—	—	—
Sublease and other	—	—	—	—	—	—
Total definite-lived intangible assets	1,581	(15)	1,566	15	(2)	13

Indefinite-lived intangible assets:
Insurance licenses	46	—	46	31	—	31
Total indefinite-lived intangible assets	46	—	46	31	—	31
Total intangible assets	$1,627	$(15)	$1,612	$46	$(2)	$44
No impairment expenses of intangible assets were recognized for the three and six months ended June 30, 2024 and 2023. We estimate that our intangible assets do not have any significant residual value in determining their amortization. Amortization expenses for definite-lived intangible assets were $12 million and $13 million for the three and six months ended June 30, 2024 and $0 million and $1 million for the three and six months ended June 30, 2023, respectively.
The following table outlines the estimated future amortization expense related to definite-lived intangible assets held as of June 30, 2024.

Years	(Dollars in millions)
2024	$36
2025	73
2026	73
2027	73
2028	73
Thereafter	1,238
Total amortization expense	$1,566

16. Acquisitions
On May 2, 2024, in conjunction with the Merger, Brookfield Reinsurance indirectly acquired all of AEL’s issued and outstanding common stock not already owned for a consideration of approximately $2.5 billion in cash and 28,803,599 shares of class A limited voting shares of BAM (“BAM Shares”).
Accounting for the Merger is not finalized, and there remains some measurement uncertainty on the acquisition valuation, which is pending completion of a comprehensive evaluation of the net assets acquired within the next twelve months, including but not limited to identifiable intangible assets, deferred income tax assets, and policyholders’ account balances. The financial statements as of June 30, 2024 reflect management’s current best estimate of the purchase price allocation. Final valuation of the assets acquired and liabilities assumed and the completion of the purchase price allocation will occur by the second quarter of 2025. As a result, the excess of the purchase price over the fair value of net assets acquired, representing goodwill of $630 million as of June 30, 2024 may be adjusted in future periods. Goodwill recognized is not deductible for income tax purposes. In conjunction with the Merger and Post-Effective Merger, Brookfield Reinsurance agreed to indemnify ANGI for certain liabilities that could arise as a result of merger-related activities, including tax liabilities.
Following the Merger, on May 7, 2024, American National and AEL completed the Post-Effective Merger and subsequent Reincorporation. The Post-Effective Merger has been accounted for as a common control transaction as if the parent, American National, acquired the shares of its subsidiary, AEL, similar to that of a reverse acquisition without a change in basis for the assets acquired and liabilities assumed. American National is therefore regarded as the predecessor reporting entity from an accounting perspective even though AEL is the surviving legal entity.
The business operations of AEL, which are now part of ANGI, contributed revenues of $564 million and a net loss of $15 million to the Company for the period from May 2, 2024 to June 30, 2024. Had the Merger occurred on January 1, 2023, the consolidated unaudited pro forma revenue and net profit would be (i) $3.1 billion and $610 million, respectively, for the three months ended June 30, 2024; (ii) $7.0 billion and $1.8 billion, respectively, for the six months ended June 30, 2024; (iii) $2.7 billion and $401 million loss, respectively, for the three months ended June 30, 2023; and (iv) $4.5 billion and $349 million, respectively, for the six months ended June 30, 2023. The pro forma amounts have been calculated using the subsidiary’s results and adjusting them for the revised depreciation and amortization that would have been charged assuming the fair value adjustments to investments, property and equipment and intangible assets had applied from January 1, 2023, together with the consequential tax effects.

The following summarizes the consideration transferred, fair value of assets acquired and liabilities assumed as of the acquisition date:

(Dollars in millions)
Fair value of consideration transferred:
Cash	$2,525
BAM Shares transferred by the Company	1,111
Fair value of the Company’s pre-existing interest in AEL	897
Total consideration	$4,533

Assets acquired:
Investments	$42,960
Cash and cash equivalents	13,367
Accrued investment income	414
Value of business acquired	7,194
Reinsurance recoverables and deposit assets	14,963
Property and equipment	42
Intangible assets	1,580
Other assets	670
Total assets acquired	$81,190
Liabilities assumed:
Future policy benefits	$310
Policyholders’ account balances	61,473
Market risk benefits	2,978
Notes payable	768
Subsidiary borrowings	84
Funds withheld for reinsurance liabilities	8,601
Other liabilities	2,360
Total liabilities assumed	76,574
Less: Fair value of AEL preferred stock	685
Less: Non-controlling interest	28
Net assets acquired	3,903
Goodwill	$630
Acquisition-related costs of $126 million incurred were recorded as “Operating expenses” in the Consolidated Statements of Operations.
17. Future Policy Benefits
The reconciliation of the balances described in the table below to the “Future policy benefits” in the Consolidated Statements of Financial Position is as follows.

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Future policy benefits:
Annuity	$3,385	$2,213
Life	1,864	1,895
Deferred profit liability:
Annuity	72	64
Life	83	66
Other contracts and VOBA liability	1,823	1,870
Total future policy benefits	$7,227	$6,108

Future Policy Benefits
The balances and changes in the liability for future policy benefits are as follows:

	Six Months Ended June 30, 2024			Year Ended December 31, 2023
	Annuity	Life	Total	Annuity	Life	Total
	(Dollars in millions)
Present Value of Expected Net Premiums:
Balance, beginning of period	$—	$3,145	$3,145	$—	$3,520	$3,520
Beginning balance at original discount rate	—	3,254	3,254	—	3,826	3,826
Effect of changes in cash flow assumptions	—	(63)	(63)	—	(353)	(353)
Effect of actual variances from expected experience	6	(34)	(28)	2	(59)	(57)
Adjusted beginning of period balance	6	3,157	3,163	2	3,414	3,416
Acquisition from business combination	—	—	—	—	—	—
Issuances	991	32	1,023	984	90	1,074
Interest accrual	6	62	68	8	121	129
Net premiums collected	(1,004)	(162)	(1,166)	(995)	(373)	(1,368)
Derecognitions (lapses and withdrawals)	—	1	1	1	2	3
Foreign currency translation	—	—	—	—	—	—
Ending balance at original discount rate	(1)	3,090	3,089	—	3,254	3,254
Effect of changes in discount rate assumptions	—	(235)	(235)	—	(109)	(109)
Balance, end of period	$(1)	$2,855	$2,854	$—	$3,145	$3,145

Present Value of Expected Future Policy Benefits:
Balance, beginning of period	$2,213	$5,040	$7,253	$1,288	$5,330	$6,618
Beginning balance at original discount rate	2,217	5,277	7,494	1,368	5,875	7,243
Effect of changes in cash flow assumptions	1	74	75	(1)	(362)	(363)
Effect of actual variances from expected experience	6	(33)	(27)	(25)	(59)	(84)
Adjusted beginning of period balance	2,224	5,318	7,542	1,342	5,454	6,796
Acquisition of business combination	311	—	311	—	—	—
Issuances	1,003	32	1,035	988	89	1,077
Interest accrual	71	101	172	73	188	261
Benefit payments	(135)	(228)	(363)	(189)	(456)	(645)
Derecognitions (lapses and withdrawals)	1	1	2	3	2	5
Foreign currency translation	—	—	—	—	—	—
Ending balance at original discount rate	3,475	5,224	8,699	2,217	5,277	7,494
Effect of changes in discount rate assumptions	(91)	(505)	(596)	(4)	(237)	(241)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	—	—	—	—	—	—
Balance, end of period	$3,384	$4,719	$8,103	$2,213	$5,040	$7,253

Net liability for future policy benefits	$3,385	$1,864	$5,249	$2,213	$1,895	$4,108
Less: Reinsurance recoverables	(3)	(46)	(49)	—	(45)	(45)
Net liability for future policy benefits, after reinsurance recoverable	$3,382	$1,818	$5,200	$2,213	$1,850	$4,063

Weighted-average liability duration of future policy benefits (years)	8	16		8	16

Weighted average interest accretion rate	5.09%	4.61%		4.94%	4.60%
Weighted average current discount rate	5.47%	5.58%		4.88%	5.03%

The amounts of undiscounted and discounted expected gross premiums and future benefit payments follow:

	June 30, 2024		December 31, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
	(Dollars in millions)
Annuity
Expected future benefit payments	$5,531	$3,384	$3,466	$2,213
Expected future gross premiums	—	—	—	—

Life
Expected future benefit payments	10,375	4,719	10,353	5,040
Expected future gross premiums	14,649	8,507	7,541	4,328

Total
Expected future benefit payments	15,906	8,103	13,819	7,253
Expected future gross premiums	14,649	8,507	7,541	4,328
The amount of revenue and interest recognized in the Consolidated Statements of Operations follows:

	Six Months Ended June 30, 2024		Year Ended December 31, 2023
	Gross Premiums or Assessments	Interest Expense	Gross Premiums or Assessments	Interest Expense
	(Dollars in millions)
Annuity	$1,555	$81	$1,027	$83
Life	391	72	452	95

18. Policyholders' Account Balances
Policyholders’ account balances relate to investment-type contracts and universal life-type policies. Investment-type contracts principally include traditional individual fixed annuities and fixed index annuities in the accumulation phase and non-variable group annuity contracts.
The balances and changes in policyholders’ account balances follow.

	Six Months Ended June 30, 2024		Year Ended December 31, 2023
	Annuity	Life	Annuity	Life
	(Dollars in millions)
Balance, beginning of period	$14,694	$1,975	$12,012	$1,899
Issuances	4,064	36	4,382	84
Acquisition from business combination	61,296	—	—	—
Premiums received	23	213	34	399
Policy charges	(122)	(187)	(39)	(362)
Surrenders and withdrawals	(3,060)	(43)	(2,132)	(110)
Interest credited	707	48	437	65
Benefit payments	(152)	—	—	—
Other	3	—	—	—
Balance, end of period	$77,453	$2,042	$14,694	$1,975

Reconciling items:
Supplemental contracts	$489	$—	$291	$—
Variable universal life	—	39	—	36
Variable deferred annuity	8	—	8	—
Other	408	50	135	38
Total PAB balance, end of period	$78,358	$2,131	$15,128	$2,049

Weighted-average crediting rate	2.88%	4.78%	3.27%	3.34%
Net amount at risk (a)	$12,466	$38,365	$417	$38,365
Cash surrender value	$71,450	$1,796	$15,000	$1,796
(a)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums follow.

	June 30, 2024
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 - 50 Basis Points Above	51 - 150 Basis Points Above	> 150 Basis Points Above	Other	Total
		(Dollars in millions)
Annuity	0% - 1%	$4,296	$2,670	$3,931	$4,679	$—	$15,576
	1% - 2%	1,446	393	1,740	1,844	—	5,423
	2% - 3%	1,942	429	111	6,637	—	9,119
	Greater than 3%	306	7	1	5	—	319
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	47,016	47,016
	Total	$7,990	$3,499	$5,783	$13,165	$47,016	$77,453

Life	0% - 1%	$—	$—	$—	$—	$—	$—
	1% - 2%	34	2	54	667	—	757
	2% to 3%	421	—	222	—	—	643
	Greater than 3%	642	—	—	—	—	642
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	—	—
	Total	$1,097	$2	$276	$667	$—	$2,042

	December 31, 2023
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 - 50 Basis Points Above	51 - 150 Basis Points Above	> 150 Basis Points Above	Other	Total
		(Dollars in millions)
Annuity	0% - 1%	$2,485	$29	$483	$722	$—	$3,719
	1% - 2%	668	430	1,943	2,137	—	5,178
	2% - 3%	827	409	56	4,224	—	5,516
	Greater than 3%	264	7	1	1	—	273
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	8	8
	Total	$4,244	$875	$2,483	$7,084	$8	$14,694

Life	0% - 1%	$—	$—	$—	$—	$—	$—
	1% - 2%	168	2	140	371	—	681
	2% to 3%	415	—	219	—	—	634
	Greater than 3%	659	—	—	—	—	659
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	1	1
	Total	$1,242	$2	$359	$371	$1	$1,975

19. Market Risk Benefits
Market Risk Benefits
The balances of and changes in the net market risk benefit (MRB) assets and liabilities for the six months ended June 30, 2024 and year ended December 31, 2023 is as follows:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
	Annuity	Annuity
	(Dollars in millions)
Balance, beginning of period	$—	$44
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	1	70
Acquisition from business combination	2,376	—
Issuances	3	1
Interest accrual	21	3
Attributed fees collected	39	13
Benefits payments	—	—
Effect of changes in interest rates	138	(117)
Effect of changes in equity markets	(15)	171
Effect of changes in equity index volatility	(2)	(46)
Actual policyholder behavior different from expected behavior	—	(7)
Effect of changes in future expected policyholder behavior	(8)	—
Effect of changes in other future expected assumptions	27	(87)
Balance, end of period, before effect of changes in the instrument-specific credit	2,580	1
Effect of changes in the ending instrument-specific credit risk	(8)	(1)
Balance, end of period	2,572	—
Less: Reinsured MRB, end of period	(618)	—
Balance, end of period, net of reinsurance	$1,954	$—

Net amount at risk (a)	$12,051	$—
Weighted average attained age of contract holders (years)	71	65
(a)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
The following is a reconciliation of market risk benefits by amounts in an asset position and in a liability position to “Market risk benefits” amount in the Consolidated Statements of Financial Position:

	June 30, 2024
	Asset	Liability	Net Liability
	(Dollars in millions)
Annuity	$704	$3,276	$2,572
Total	$704	$3,276	$2,572

	December 31, 2023
	Asset	Liability	Net Liability
	(Dollars in millions)
Annuity	$34	$34	$—
Total	$34	$34	$—

20. Liability For Unpaid Claims and Claim Adjustment Expenses
The liability for unpaid claims and claim adjustment expenses (“unpaid claims”) for property and casualty insurance is included in “Policy and contract claims” in the Consolidated Statements of Financial Position and is the amount estimated for incurred but not reported (“IBNR”) claims and claims that have been reported but not settled (“case reserves”), as well as associated claim adjustment expenses.
Information regarding the liability for unpaid claims is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Policy and contract claims, beginning	$1,854	$1,825	$1,870	$1,786
Less: Unpaid claims balance, beginning – long-duration	203	250	213	231
Gross unpaid claims balance, beginning – short-duration	1,651	1,575	1,657	1,555
Less: Reinsurance recoverables, beginning	306	300	302	305
Less: Foreign currency translation and other	—	—	—	—
Net unpaid claims balance, beginning – short-duration	1,345	1,275	1,355	1,250
Acquisition from business combination, net of reinsurance	1	—	1	—
Add: incurred related to:
Current accident year	407	442	750	816
Prior accident years	(14)	(11)	(32)	(22)
Total incurred claims	393	431	718	794
Less: paid claims related to:
Current accident year	201	234	309	342
Prior accident years	142	118	369	348
Total paid claims	343	352	678	690
Net unpaid claims balance, ending – short-duration	1,396	1,354	1,396	1,354
Add: Foreign currency translation and other	—	—	—	—
Add: Reinsurance recoverables, ending	271	303	271	303
Gross unpaid claims balance, ending – short-duration	1,667	1,657	1,667	1,657
Add: Unpaid claims balance, ending – long duration	213	210	213	210
Policy and contract claims, ending	$1,880	$1,867	$1,880	$1,867
The estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $14 million and $32 million, respectively, for the three and six months ended June 30, 2024 and decreased $11 million and $22 million, respectively, for the three and six months ended June 30, 2023. The favorable development in 2024 was a reflection of lower-than-anticipated losses arising from commercial other, business owners, and commercial auto lines of business. The favorable development in 2023 was a reflection of lower-than-anticipated losses arising from agribusiness, business owners, commercial auto, and commercial other lines of business.
For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims as of June 30, 2024 and December 31, 2023 were $8 million and $4 million, respectively.

21. Notes Payable and Long Term Borrowings
On June 16, 2017, the Company issued $500 million aggregate principal amount of senior unsecured notes due 2027 which bear interest at 5.0% per year and will mature on June 15, 2027. Contractual interest is payable semi-annually in arrears each June 15th and December 15th.
On February 15, 2022, the Company entered into a five-year, $300 million unsecured delayed draw term loan credit agreement. On July 6, 2022, we borrowed $300 million under this agreement. Interest was tied to Secured Overnight Financing Rate (“SOFR”) adjusted for a credit spread. In May 2024, the Company repaid in full all indebtedness and other obligations outstanding under, and terminated, this credit agreement using proceeds of the term loan issued on May 7, 2024 that is summarized below.
On May 25, 2022, the Company assumed a term loan agreement with a consortium of banks providing for five-year term loans in the aggregate principal amount of $1.5 billion maturing May 23, 2027 (the “Term Loan Agreement”). Interest is tied to SOFR and reset and paid quarterly. On June 13, 2022, the Company repaid $500 million under the Term Loan Agreement, and in May 2024 repaid the remaining $1.0 billion outstanding using proceeds of the term loan issued on May 7, 2024 that is summarized below. The Term Loan Agreement was subsequently terminated.
In June 2022, the Company issued $500 million of 6.144% unsecured Senior Notes maturing June 13, 2032. Interest is payable in arrears on June 13 and December 13 of each year. Such notes were offered under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The proceeds from the Senior Notes were used to repay a portion of the Term Loan Agreement. The outstanding note balance was reduced by $3.9 million in unamortized issuance costs as of June 30, 2024. An interest payment of $15.4 million was made during the three and six months ended June 30, 2024.
On May 7, 2024, the Company entered into a new term loan agreement with $1.9 billion borrowed under the agreement as of June 30, 2024. The term loan will mature on May 25, 2027. Interest on the amount borrowed under the term loan is tied to SOFR plus a margin and is reset and paid quarterly.
The agreements above require the Company and its subsidiaries to maintain minimum net worth covenants. As of June 30, 2024 and December 31, 2023, the Company was in compliance with its financial covenants.
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
Following is a summary of subordinated debt obligations to the trusts at June 30, 2024:

	June 30, 2024	Interest Rate	Due Date
	(Dollars in millions)
American Equity Capital Trust II	$84	5%	June 1, 2047
The principal amount of the subordinated debentures issued by us to American Equity Capital Trust II ("Trust II") is $100 million. These debentures were assigned a fair value of $75 million at the date of issue (based upon an effective yield-to-maturity of 6.8%). The difference between the fair value at the date of issue and the principal amount is being accreted over the life of the debentures. The trust preferred securities issued by Trust II were issued to Iowa Farm Bureau Federation, which owns a majority of FBL Financial Group, Inc. ("FBL"). The consideration received by Trust II in connection with the issuance of its trust preferred securities consisted of fixed income securities of equal value which were issued by FBL.
The following is the maturity by year on long term borrowings:

	Payments Due by Year
	Total	Unamortized Discount and Issuance Costs	Less Than 1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More Than 5 Years
	(Dollars in millions)
As of June 30, 2024
Long term borrowings	$2,476	$(24)	$—	$—	$1,900	$—	$—	$600

As of December 31, 2023
Long term borrowings	$1,493	$(7)	$—	$—	$—	$1,000	$—	$500

22. Income Taxes
We file consolidated federal income tax returns that include all of our wholly-owned subsidiaries. Our income tax expense as presented in the consolidated financial statements is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Consolidated Statements of Operations:
Current income tax	$43	$8	$45	$14
Deferred income tax	(332)	13	(305)	5
Total income tax expense included in Consolidated Statements of Operations	(289)	21	(260)	19
Stockholders’ equity:
Expense (benefit) relating to:
Changes in other comprehensive income	137	(43)	147	(101)
Total income tax expense included in consolidated financial statements	$(152)	$(22)	$(113)	$(82)
Income tax expense in the Consolidated Statements of Operations differed from the amount computed at the applicable statutory federal income tax rates of 21% for the three and six months ended June 30, 2024 and 2023 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net income (loss) before income taxes	$(42)	$119	$101	$130

Total expected income tax expense at the statutory rate	$(9)	$25	$21	$27
Tax effect of:
Impact of Bermuda corporate income tax	(292)	—	(292)	—
Tax exempt net investment income	—	(1)	(1)	(2)
Non-deductible compensation	16	1	17	1
Other	(4)	(4)	(5)	(7)
Total income tax expense (recovery)	$(289)	$21	$(260)	$19
The following table presents a reconciliation of income tax rate from statutory rate to effective rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (reduction) in rate resulting from:
Impact of Bermuda corporate income tax	702.2%	—%	(287.9)%	—%
Tax exempt net investment income	1.2%	(0.7)%	(1.0)%	(1.2)%
Non-deductible compensation	(39.6)%	0.5%	16.7%	1.0%
Other	10.4%	(3.3)%	(5.4)%	(6.6)%
Effective income tax rate	695.2%	17.5%	(256.6)%	14.2%

Deferred income tax assets or liabilities are established for temporary differences between the financial reporting amounts and tax bases of assets and liabilities that will result in deductible of taxable amounts, respectively, in future years.
The gross movement on the deferred tax asset is as follows:

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Deferred tax asset, beginning of year	$291	$439
Recognized in net (income) loss	305	(56)
Acquisition from business combination	(212)	—
Recognized in equity	(147)	(90)
Other	(4)	(2)
Deferred tax asset, end of period	$233	$291
The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Deferred income tax assets:
Investments	$1,452	$260
Amounts due reinsurer	1,113	—
Policy benefit reserves	—	138
Net operating loss carryforwards	309	31
Bermuda tax asset	377	35
Other	29	—
Gross deferred tax assets before valuation allowance	3,280	464
Valuation allowance	(5)	(5)
Gross deferred tax assets after valuation allowance	3,275	459

Deferred income tax liabilities:
VOBA/Intangibles	1,810	—
Deferred policy acquisition costs	89	81
Policy benefit reserves	1,086	—
Pension and liability for retirement benefits	57	49
Other	—	38
Gross deferred tax liabilities	3,042	168
Net deferred income tax asset	$233	$291
The Company, excluding certain of its life company subsidiaries which file a separate tax return, are a party to a tax sharing agreement with a US parent entity, BAMR US Holdings, LLC. In accordance with the agreement, if the Company has taxable income, it pays its share of the consolidated federal income tax liability to its parent. However, if the Company incurs a tax loss, the tax benefit is recovered by decreasing subsequent year’s federal income tax payments to its parent.
The Company evaluates its deferred tax asset based on, among other factors, historical operating results, expectation of future profitability, and the duration of the applicable statutory carryforward periods for tax attributes. Based on the evaluation of the deferred tax asset as of June 30, 2024, the Company determined that the deferred tax asset would be realized within the applicable statutory carryforward.
There were no material income tax contingencies requiring recognition in our consolidated financial statements as of June 30, 2024. Our tax returns are subject to audit by various federal, state and local tax authorities. The Company's income tax returns are subject to examination by the IRS and state tax authorities, generally for three years after they are due or filed, whichever is later.
At June 30, 2024 and December 31, 2023, we had federal net operating losses of $1.5 billion and $134 million, respectively. Federal net operating losses can be carried forward indefinitely. Additionally, at June 30, 2024 and December 31, 2023, we had $3 million and $3 million, respectively, of tax credit carryforwards for federal income tax purposes that can be carried forward for 10 years.
On August 16, 2022, the Inflation Reduction Act (the "Act") was signed into law. The Act included several tax provisions including a corporate alternative minimum tax ("CAMT"). For the year ended December 31, 2024, the Company expects to meet the requirements under which it will be subject to the CAMT. For the six months ended June 30, 2024, current tax expense of $43 million includes a $9 million provision CAMT liability. Under the CAMT, the liability, can be credited against future ordinary income tax liabilities. As such, we recorded an offsetting deferred tax benefit.

Introduction of Pillar Two
The Organization for Economic Cooperation and Development (“OECD”) and its member countries with support from the G20, have proposed the enactment of a global minimum tax of 15% for Multinational Enterprise (“MNE”) groups with global annual revenue of €750 million or more (“Pillar Two”). The Company may become subject to additional income taxes as a result of these proposals, as enacted locally across jurisdictions. The Company’s wholly owned subsidiary, Freestone, is incorporated under the laws of Bermuda and is not required to pay any taxes in Bermuda based upon income or capital gains. However, in December 2023, the Government of Bermuda enacted a corporate income tax (“CIT”) regime, designed to align with the OECD’s global minimum tax rules. Effective January 1, 2025, the regime applies a 15% CIT to Bermuda businesses that are part of MNE groups with annual revenue of €750 million or more. As a result of this new regime, the Company recognized a deferred tax benefit of $35 million as of December 31, 2023. In 2024, the Government of Bermuda released further guidance on the calculation and formulation of the CIT. As a result, in 2024, we recorded deferred tax benefits of $292 million (through deferred tax expense) and $50 million (via acquisition accounting for AEL) which increased our Bermuda CIT related deferred tax asset to $377 million. We will continue to monitor developments prior to the commencement of this regime.
23. Stockholders' Equity
Prior to the Merger, the Company had one class of common stock with a par value of $1 per share, with 200,000,000 authorized shares and 79,240,903 outstanding shares (excluding 30,583,351 shares of treasury stock). As a result of and following the Merger and the Reincorporation, the Company had 10,000 shares of common stock with a par value of $0.01 per share authorized, of which all are issued and outstanding. See Note 1 - Organization and Description of the Company for additional information.
On November 21, 2019 the Company issued 16,000 shares of 5.95% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series A ("Series A") with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $389 million.
On June 10, 2020, the Company issued 12,000 shares of 6.625% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series B ("Series B") with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $290 million.
Dividends on the Series A and Series B preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the first day of March, June, September and December of each year, commencing on March 1, 2020 for Series A and on December 1, 2020 for Series B. For the three months ended June 30, 2024, we paid dividends totaling $6 million for Series A preferred stock and $5 million for Series B preferred stock, respectively. The Series A and Series B preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions.

24. Accumulated Other Comprehensive Income
The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below:

	Change in Net Unrealized Investment Gains (Losses)	Change in Discount Rate for Future Policy Benefits	Change in Instrument- Specific Credit Risk for Market Risk Benefit	Defined Benefit Pension Plan Adjustment	Foreign Currency Translation / Other	Total
	(Dollars in millions)
Balance as of January 1, 2024	$(299)	$105	$1	$85	$(1)	$(109)
Other comprehensive income (loss) before reclassifications	(56)	128	(11)	5	(3)	63
Amounts reclassified to (from) AOCI	—	—	—	—	—	—
Deferred income tax benefit (expense)	12	(26)	2	(1)	—	(13)
Balance at March 31, 2024	(343)	207	(8)	89	(4)	(59)
Other comprehensive income (loss) before reclassifications	489	101	18	19	10	637
Amounts reclassified to (from) AOCI	4	—	—	—	—	4
Deferred income tax benefit (expense)	(106)	(21)	(4)	(4)	(2)	(137)
Balance at June 30, 2024	$44	$287	$6	$104	$4	$445

Balance as of January 1, 2023	$(722)	$253	$21	$1	$(1)	$(448)
Other comprehensive income (loss) before reclassifications	261	(106)	(7)	3	—	151
Amounts reclassified to (from) AOCI	20	—	—	—	—	20
Deferred income tax benefit (expense) and other	59	—	—	(1)	—	58
Balance at March 31, 2023	(382)	147	14	3	(1)	(219)
Other comprehensive income (loss) before reclassifications	(269)	63	(8)	4	—	(210)
Amounts reclassified to (from) AOCI	10	—	—	(2)	—	8
Deferred income tax benefit (expense)	43	—	—	—	—	43
Balance at June 30, 2023	$(598)	$210	$6	$5	$(1)	$(378)
25. Statutory Financial Information and Dividend Restrictions
The Company’s U.S. insurance subsidiaries prepare financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of each subsidiary's state of domicile, which include certain components of the National Association of Insurance Commissioners ("NAIC") Statutory Accounting Principles ("SAP"). NAIC SAP is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting practices continue to be established by individual state laws and permitted practices. Modifications by the various state insurance departments may impact the statutory capital and surplus of our insurance subsidiaries.
Statutory accounting differs from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, and valuing securities on a different basis. In addition, certain assets are not admitted under statutory accounting principles and are charged directly to surplus.
The Company’s non-U.S. insurance subsidiaries which include AEL Re Bermuda and Freestone file financial statements with their respective regulators.
Our U.S. insurance subsidiaries are subject to certain Risk Based Capital (“RBC”) requirements as defined by the National Association of Insurance Commissioners ("NAIC"). RBC requirements require a certain amount of capital and surplus to be maintained based upon various risk factors of the insurance company. Our insurance subsidiaries met the minimum regulatory requirements.

The statutory capital and surplus and net income (loss) of our primary life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in millions):

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Statutory capital and surplus:
American Equity Investment Life Insurance Company	$3,300
ANG Life insurance entities	2,777	$2,776
ANG Property and casualty insurance entities	1,693	1,702

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Statutory net income (loss):
American Equity Investment Life Insurance Company	$185
ANG Life insurance entities	52	$(124)	$(13)	$(108)
ANG Property and casualty insurance entities	(38)	(47)	7	(48)
American Equity Investment Life Insurance Company (AEILIC) is domiciled in the State of Iowa and is regulated by the Iowa Insurance Division. AEILIC uses prescribed statutory accounting practice which allows for call option derivatives instruments hedging the interest credited on fixed indexed annuities to be recorded at amortized cost and the related fixed index annuity reserve to account for the next index crediting term to be valued at zero. The use of the prescribed statutory accounting practice resulted in lower statutory capital and surplus of $195 million as of June 30, 2024.
AEILIC cedes certain lifetime income benefit rider payments in excess of the policyholder’s account balances to two subsidiaries in Vermont, AEL Re Vermont and AEL Re Vermont II. The Vermont subsidiaries have been granted permitted practices from the Vermont Department to recognize as an admitted asset an excess of loss reinsurance agreement with a third party which reinsures the lifetime income benefit rider payments in excess of policyholder funds values upon exhaustion of a funds withheld account balance. The permitted practice increase the statutory capital of AEL by $3.2 billion at June 30, 2024. Without such permitted practices, the risk based capital at the Vermont entities would fall below the minimum regulatory requirements.
American National has been granted a permitted practice from the Texas Department of Insurance to recognize an admitted asset related to the notional value of coverage defined in an excess of loss reinsurance agreement. The permitted practice increases the statutory capital and surplus of American National by $548 million and $548 million at June 30, 2024 and December 31, 2023, respectively. The statutory capital and surplus of American National would have remained above authorized control level RBC had it not used the permitted practice.
One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of American National Property And Casualty Company ("ANPAC") by $63 million and $71 million at June 30, 2024 and December 31, 2023, respectively. The statutory capital and surplus of both ANPAC and American National Lloyds Insurance Company would have remained above the authorized control level RBC had it not used the permitted practice.
26. Related Party Transactions
The Company has entered into recurring transactions and agreements with certain related parties. The impact on the Consolidated Financial Statements of significant related party transactions is discussed below.
Investment Management
For the three and six months ended June 30, 2024 the Company’s insurance subsidiaries paid investment management fees due to related party arrangements with affiliates of BAM of $32 million and $45 million, respectively. For the three and six months ended June 30, 2023 the Company paid investment management fees of $10 million and $20 million, respectively.

Reinsurance Agreements
AEILIC has a coinsurance agreement with North End Re (Cayman) SPC, a wholly-owned subsidiary Brookfield Reinsurance, to reinsure a portion of fixed indexed annuity product liabilities, 70% on a modified coinsurance (“Modco”) basis and 30% on a coinsurance basis. Below is a table showing a summary of the impact of the reinsurance agreement:

June 30, 2024
(Dollars in millions)
Total assets	$8,082
Total liabilities	5,564

Three Months Ended June 30,2024
(Dollars in millions)
Net (loss)	$(78)
Other Related Party Transactions
In 2024, the Company purchased related party investments totaling $1.2 billion. In 2023, the Company purchased related party investments totaling $4.0 billion. Investment transactions with related parties are accounted for in the same manner as those with unrelated parties in the financial statements.
On November 8, 2022 American National and BAMR US Holdings LLC, an indirect wholly-owned subsidiary of Brookfield Reinsurance (“BAMR”), entered into a deposit agreement. The balance at June 30, 2024 and December 31, 2023 was $284 million and $294 million, respectively. The deposit is considered a cash and cash equivalent in the Company's Consolidated Statements of Financial Position as of June 30, 2024.
On August 17, 2023 ANTAC, LLC (a subsidiary of the Company) and BAMR entered into a deposit agreement. The balance at June 30, 2024 and December 31, 2023 was $186 million and $181 million, respectively. The deposit is considered a cash and cash equivalent in the Company's Consolidated Statements of Financial Position as of June 30, 2024.
Freestone deposited $250 million with the Brookfield Treasury Management Inc. This amount is included in cash and cash equivalents in the Company's Consolidated Statements of Financial Position. For the three and six months ended June 30, 2024, the Company earned interest income of $2 million.

27. Segment Reporting
Management organizes the business into four operating segments:
•Life - consists of whole, term, universal, indexed and variable life insurance. Products are primarily sold through career, multiple-line, and independent agents as well as direct marketing channels.
•Annuity - consists of fixed, fixed index, and variable annuity products as well as PRT contracts. Products are primarily sold through independent agents, brokers, and financial institutions, along with multiple-line and career agents.
•Property and Casualty - consists of personal, agricultural and targeted commercial coverages and credit-related property insurance. Products are primarily sold through multiple-line and independent agents or managing general agents. There are also small amounts of Health insurance, consisting of Medicare Supplement, stop-loss, other supplemental health products and credit disability insurance. Products are typically distributed through independent agents and managing general underwriters.
•Corporate and Other - consists of net investment income from investments and certain expenses not allocated to the insurance segments and revenues and related expenses from non-insurance operations.
All revenues and expenses specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Revenues and expenses not specifically attributable to policy transactions are allocated to each segment as follows:
•Recurring income from bonds and mortgage loans is allocated based on the assets allocated to each segment at the average yield available from these assets.
•Net investment income from all other assets is allocated to the insurance segments in accordance with the amount of capital allocated to each segment, with the remainder recorded in the Corporate and Other segment.
•Expenses are charged to segments through direct identification and allocations based upon various factors.
The results of operations measured as the income before federal income taxes and other items by operating segments are summarized below.

	Three Months Ended June 30, 2024
	Annuity	Life	Property and Casualty	Corporate and Other	Total
	(Dollars in millions)
Revenues:
Net premiums	$446	$98	$461	$—	$1,005
Other policy revenue	90	94	—	—	184
Net investment income	775	102	47	—	924
Investment related gains (losses)	3	—	—	(1)	2
Total revenues	1,314	294	508	(1)	2,115
Benefits, losses and expenses:
Policyholder benefits and claims incurred	483	161	386	—	1,030
Interest sensitive contract benefits	364	26	—	—	390
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	114	11	74	—	199
Change in fair value of insurance-related derivatives and embedded derivatives	28	(7)	—	—	21
Change in fair value of market risk benefits	139	—	—	—	139
Operating expenses	80	62	68	125	335
Interest expense	—	—	—	43	43
Total benefits and expenses	1,208	253	528	168	2,157
Net income (loss) before income taxes	$106	$41	$(20)	$(169)	$(42)

	Three Months Ended June 30, 2023
	Annuity	Life	Property and Casualty	Corporate and Other	Total
	(Dollars in millions)
Revenues:
Net premiums	$400	$104	$498	$—	$1,002
Other policy revenue	10	93	—	—	103
Net investment income	205	80	47	10	342
Investment related gains (losses)	—	—	—	41	41
Total revenues	615	277	545	51	1,488
Benefits, losses and expenses:
Policyholder benefits and claims incurred	414	151	424	—	989
Interest sensitive contract benefits	65	51	—	—	116
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	2	14	116	—	132
Change in fair value of insurance-related derivatives and embedded derivatives	(34)	8	—	—	(26)
Change in fair value of market risk benefits	(12)	—	—	—	(12)
Operating expenses	30	57	52	9	148
Interest expense	—	—	—	22	22
Total benefits and expenses	465	281	592	31	1,369
Net income (loss) before income taxes	$150	$(4)	$(47)	$20	$119

	Six Months Ended June 30, 2024
	Annuity	Life	Property and Casualty	Corporate and Other	Total
	(Dollars in millions)
Revenues:
Net premiums	$1,011	$200	$938	$—	$2,149
Other policy revenue	105	191	—	—	296
Net investment income	1,035	187	80	70	1,372
Investment related gains (losses)	3	—	—	(35)	(32)
Total revenues	2,154	578	1,018	35	3,785
Benefits, losses and expenses:
Policyholder benefits and claims incurred	1,084	326	706	—	2,116
Interest sensitive contract benefits	449	96	—	—	545
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	120	22	218	—	360
Change in fair value of insurance-related derivatives and embedded derivatives	(12)	14	—	—	2
Change in fair value of market risk benefits	158	—	—	—	158
Operating expenses	133	128	82	95	438
Interest expense	—	—	—	65	65
Total benefits and expenses	1,932	586	1,006	160	3,684
Net income (loss) before income taxes	$222	$(8)	$12	$(125)	$101

	Six Months Ended June 30, 2023
	Annuity	Life	Property and Casualty	Corporate and Other	Total
	(Dollars in millions)
Revenues:
Net premiums	$560	$214	$1,009	$—	$1,783
Other policy revenue	17	183	—	—	200
Net investment income	382	161	90	33	666
Investment related gains (losses)	—	—	—	(20)	(20)
Total revenues	959	558	1,099	13	2,629
Benefits, losses and expenses:
Policyholder benefits and claims incurred	594	305	790	—	1,689
Interest sensitive contract benefits	83	122	—	—	205
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	6	24	233	—	263
Change in fair value of insurance-related derivatives and embedded derivatives	(53)	53	—	—	—
Change in fair value of market risk benefits	(7)	—	—	—	(7)
Operating expenses	53	118	115	17	303
Interest expense	—	—	—	46	46
Total benefits and expenses	676	622	1,138	63	2,499
Net income (loss) before income taxes	$283	$(64)	$(39)	$(50)	$130
28. Financial Commitments and Contingencies
Commitments
As of June 30, 2024, the Company had outstanding unfunded commitments to purchase, expand or improve real estate and to fund mortgage loans, private loans and investment funds of $3.3 billion.
In addition, the subsidiaries of the Company had outstanding letters of credit in the amount of $4 million as of June 30, 2024.
The Company’s subsidiaries lease office space, technological equipment and automobiles. The remaining long-term lease commitments as of June 30, 2024 were approximately $32 million and are included in the Company’s Statements of Financial Position within “Other liabilities”.
Federal Home Loan Bank (“FHLB”) Agreements
The Company has access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of June 30, 2024, certain municipal bonds and collateralized mortgage obligations with a fair value of approximately $442 million and commercial mortgage loans of approximately $1.6 billion were on deposit with the FHLB as collateral for borrowing. As of June 30, 2024, the collateral provided borrowing capacity of approximately $1.5 billion. The deposited securities and commercial mortgage loans are included in the Consolidated Statements of Financial Position within “Available-for-sale fixed maturity securities” and “Mortgage loans on real estate”, respectively.
Litigation
Certain of the Company’s subsidiaries are defendants in various lawsuits concerning alleged breaches of contracts, various employment matters, allegedly deceptive insurance sales and marketing practices, and miscellaneous other causes of action arising in the ordinary course of operations. Certain lawsuits include claims for compensatory and punitive damages. We provide accruals for these items to the extent we deem the losses probable and reasonably estimable. After reviewing these matters with legal counsel, based upon information presently available, management is of the opinion that the ultimate resultant liability, if any, would not have a material adverse effect on the statements of financial position, liquidity or results of operations; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future.
Such speculation warrants caution, as the frequency of large damage awards, which bear little or no relation to the economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given lawsuit. These lawsuits are in various stages of development, and future facts and circumstances could result in management changing its conclusions. It is possible that, if the defenses in these lawsuits are not successful, and the judgments are greater than management can anticipate, the resulting liability could have a material impact on the Company’s financial position, liquidity, or results of operations. With respect to the existing litigation, management currently believes that the possibility of a material judgment adverse to the Company is remote. Accruals for losses are established whenever they are probable and reasonably estimable. If no one estimate within the range of possible losses is more probable than any other, an accrual is recorded based on the lowest amount of the range.

29. Subsequent Events
On July 29, 2024, the Board of Directors of the Company declared a cash dividend of $6.0 million on Series A Preferred Stock and $5.0 million on Series B Preferred Stock. The dividend will be payable on September 1, 2024 to shareholders of record as of August 16, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at June 30, 2024 compared with December 31, 2023, and our unaudited consolidated results of operations for the three and six months ended June 30, 2024 and 2023, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this Form 10-Q. Interim operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the entire year. Preparation of financial statements requires use of management estimates and assumptions.
Cautionary Statement Regarding Forward-Looking Information
All statements, trend analysis and other information contained in this report and elsewhere (such as in filings by us with the SEC, press releases, presentations by us or management or oral statements) may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, the Securities Act or the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give expectations or forecasts of future events and do not relate strictly to historical or current facts. They may relate to markets for our products, trends in our operations or financial results, strategic alternatives, future operations, strategies, plans, partnerships, investments, share buybacks and other financial developments. They use words and terms such as anticipate, assume, believe, can, continue, could, enable, estimate, expect, foreseeable, goal, improve, intend, likely, may, model, objective, opportunity, outlook, plan, potential, project, remain, risk seek, should, strategy, target, will, would, and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all forms of speech and derivative forms, or similar words, as well as any projections of future events or results. Forward-looking statements, by their nature, are subject to a variety of assumptions, risks, and uncertainties that could cause actual results to differ materially from the results projected. Many of these risks and uncertainties cannot be controlled by the Company. Factors that may cause our actual decisions or results to differ materially from those contemplated by these forward-looking statements include, among other things:
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
•U.S. and global capital market and economic deterioration due to major public health issues, including political or social developments, or otherwise.
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

Overview of our Business
On May 2, 2024, the Company’s predecessor, AEL, merged with and into Arches Merger Sub Inc., an indirect, wholly-owned subsidiary of Brookfield Reinsurance with AEL surviving and becoming an indirect, wholly-owned subsidiary of Brookfield Reinsurance. On May 7, 2024, American National merged with and into AEL, with AEL surviving as an indirect, wholly-owned subsidiary of Brookfield Reinsurance. Subsequently, AEL discontinued its existence as an Iowa corporation and continued its existence as a corporation incorporated in the State of Delaware through the Reincorporation. In connection with the Reincorporation, AEL changed its name to American National Group Inc. Throughout this report, unless otherwise specified or the context otherwise requires, all references to “ANGI", the "Company", "we", "our" and similar references are to American National Group Inc. and its consolidated subsidiaries.
Through our insurance subsidiaries, our Company offers a broad range of insurance products and services, including annuities, life insurance, and personal and commercial property and casualty insurance. Our business is presently conducted through our subsidiaries under four operating segments: Life, Annuity, Property and Casualty and Corporate and Other.
Key Financial Data
The following table presents key financial data of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Total assets	$118,618	$32,723	$118,618	$32,723
Net income attributable to American National Group Inc.	244	101	357	109
Regulation
Our subsidiaries are subject to extensive regulation, primarily at the state level. Such regulation varies by state but generally has its source in statutes that establish requirements for the business of insurance and that grant broad regulatory authority to a state agency. Insurance regulation governs a wide variety of matters including:
•insurance company licensing
•agent and adjuster licensing
•policy benefits
•price setting
•accounting practices
•product suitability
•the payment of dividends
•the nature and amount of investments
•underwriting practices
•reserve requirements
•sales and advertising practices
•privacy practices
•information systems security
•policy forms
•reinsurance reserve requirements
•risk and solvency assessments
•mergers and acquisitions
•corporate governance practices
•capital adequacy
•transactions with affiliates
•participation in shared markets and guaranty associations
•claims practices
•the remittance of unclaimed property
•enterprise risk management requirements
The models for state laws and regulations often emanate from the National Association of Insurance Commissioners (“NAIC”). While it is not mandatory for insurers to comply with an NAIC model law, nor for states to adopt a model law, state and federal legislators and regulators generally look to the model law for guidance in proposing new legislation and regulation.
State insurance departments monitor compliance with regulations through periodic reporting procedures and examinations. At any given time, financial, market conduct or other examinations of our U.S. subsidiaries may be occurring.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) expanded the U.S. federal government presence in insurance oversight. Dodd-Frank also established the Federal Insurance Office within the U.S. Department of Treasury, which is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify certain issues in the regulation of insurers, and preempt state insurance measures under certain circumstances. Provisions of Dodd-Frank are or may become applicable to us, our competitors, or certain entities with which we do business. For example, it is possible that regulations issued by the Consumer Financial Protection Bureau may extend, or be interpreted to extend, to the sale of certain insurance products by covered financial institutions, which could adversely affect sales of such products. The Federal Insurance Office, as a result of various studies it conducts, may also recommend changes in laws or regulations that affect our business. There may be further federal involvement in the business of insurance in the future, which may add significant legal complexity and associated costs to our business.
Regulatory matters having the most significant effects on our insurance operations and related financial reporting are described further below.
Holding Company Regulation
We are an insurance holding company system under the insurance laws of the states where we do business. Our insurance companies are organized in multiple U.S. jurisdictions. Insurance holding company system laws and regulations in such states generally require periodic reporting to state insurance regulators of various business, enterprise risk management, corporate governance, and financial matters, as well as advance notice to, and in some cases approval by, such regulators prior to certain transactions between insurers and their affiliates. These laws also generally require regulatory approval prior to the acquisition of a controlling interest in an insurance company. These requirements may deter or delay certain transactions considered desirable by management or our stockholders.
Limitations on Dividends by Subsidiaries
The ability of our U.S. subsidiaries to pay dividends is generally limited by state law and is also impacted by federal income tax considerations. This includes restrictions on certain of our subsidiaries’ ability to distribute cash to us which may limit the movement of capital to us from certain subsidiaries.
Rate Regulation
Nearly all states have laws that require life, and property and casualty insurers to file rate schedules and require most insurers to file policy or coverage forms and other information with the state’s insurance regulatory authority. In many cases, these must be approved prior to use. The objectives of rate laws vary, but generally a price cannot be excessive, inadequate, or unfairly discriminatory. Prohibitions on discriminatory underwriting practices apply in the context of certain products as well.
Our ability to adjust premium rates, particularly with certain property and casualty and health insurance products, often depends on the applicable pricing law and our ability to demonstrate to the particular regulator that current or proposed pricing complies with such law. Rate increases that we believe are necessary for our profitability may be delayed or denied as a result of such laws. We manage our risk of loss by charging a price that reflects the cost and expense of providing insurance products and by being selective in underwriting. When a state has significant underwriting and pricing restrictions, it becomes more difficult to manage our risk of loss, which can adversely impact our ability to market products profitably in such states.
Guaranty Associations and Involuntary Markets
State laws allow insurers to be assessed, subject to prescribed limits, insurance guaranty fund fees to pay certain obligations of insolvent insurance companies. In addition, to maintain our licenses to write property and casualty insurance in various states, we are required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide various insurance coverages to purchasers that otherwise are unable to obtain coverage from private insurers.
Investment Regulation
Insurance company investment regulations require investment portfolio diversification and limit the amount of investment in certain asset categories. Failure to comply with these regulations leads to the treatment of non-conforming investments as non-admitted assets for measuring statutory surplus. In some instances, these rules require the sale of non-conforming investments.
Exiting Geographic Markets, Canceling and Non-Renewing Policies
Most states regulate an insurer’s ability to exit a market by limiting the ability to cancel and non-renew policies. Some states prohibit an insurer from withdrawing one or more types of insurance business from the state, except pursuant to an approved plan. These regulations may restrict our ability to exit unprofitable markets.

Statutory Accounting
Financial reports to state insurance regulators utilize statutory practices as defined in the Accounting Practices and Procedures Manual of the NAIC, which are different from U.S. GAAP. Statutory accounting practices, in keeping with the intent to assure the protection of policyholders, are generally based on a solvency concept, while financial statements under U.S. GAAP are prepared on a going-concern basis. While not a substitute for U.S. GAAP performance measures, statutory information is used by industry analysts and reporting sources to compare the performance of insurance companies and impacts the ability of subsidiaries to pay dividends to the company. Maintaining both U.S. GAAP and statutory financial records increases our business costs.
Pursuant to state insurance laws, we establish statutory reserves, which are reported as liabilities in the separate standalone statutory-basis financial statements of our U.S. subsidiaries, and which generally differ from future policy benefits determined using U.S. GAAP on our respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at prescribed rates.
Insurance Reserves
State insurance laws require life and property and casualty insurers to annually analyze the adequacy of statutory reserves. Our appointed actuaries must submit opinions annually for our subsidiaries that policyholder and claim reserves are adequate.
Risk-Based Capital and Solvency Requirements
The NAIC has a formula for analyzing capital levels of insurance companies called Risk-Based Capital (“RBC”). The RBC formula has minimum capital thresholds that vary with the size and mix of a company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. As of December 31, 2023, the capital level of each of our U.S. subsidiaries exceeded their regulatory action levels.
Risk Management and ORSA
State insurance laws enacted in nearly all U.S. states require insurers that exceed specified premium thresholds to maintain a framework for managing the risks associated with their entire holding company group, including non-insurance companies. In addition, these laws require that, at least annually, the insurer must prepare a summary report (the “ORSA Report”) regarding its internal assessment of risk management and capital adequacy for the entire holding company group. The ORSA Report is filed, on a confidential basis, with the insurance holding company group’s lead regulator and made available to other domiciliary regulators within the holding company group.
Securities Regulation
The sale and administration of variable life insurance and variable annuities are subject to extensive regulation at the federal and state level, including by the SEC and the Financial Industry Regulatory Authority (“FINRA”). Our variable annuity contracts and variable life insurance policies, other than group unallocated, were issued through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund that is itself a registered investment company under such act. Additionally, the variable annuity contracts and variable life insurance policies issued by the separate accounts generally are registered with the SEC under the Securities Act. In addition, two of our subsidiaries are registered with the SEC as broker-dealers under the Exchange Act and members of, and subject to regulation by, FINRA. The U.S. federal and state regulatory authorities and FINRA, from time to time, make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations.
Suitability
FINRA rules require broker-dealers selling variable insurance products to determine that transactions in such products are “suitable” to the circumstances of the particular customer. In addition, most states have enacted the NAIC’s Suitability in Annuity Transactions Model Regulation that, in adopting states, places suitability responsibilities on insurance companies in the sale of fixed and indexed annuities, including responsibilities for training agents. The NAIC has adopted revisions to this model regulation that would further elevate the standard of care for annuity sales and align it with the SEC’s Regulation Best Interest. Several states have either adopted the model regulation or are considering adopting the model regulation. New York has already taken further action, through the adoption by New York Department of Financial Services (“NYDFS”) of a regulation that requires in part that life insurance policies and annuity contracts delivered or issued for delivery in New York be in the best interest of the consumer.
Protection of Consumer Information
U.S. federal laws, such as the Gramm-Leach-Bliley Act (“GLB”), and state laws regulate disclosures of certain customer information and require us to protect the security and confidentiality of such information. Such laws also require us to notify customers about our policies and practices relating to the collection, protection and disclosure of confidential customer information. State and federal laws, such as the federal Health Insurance Portability and Accountability Act (“HIPAA”), regulate our use, protection and disclosure of certain personal health information. In addition, most states have laws or regulations that require us to notify regulators and affected customers in the event of a data breach, and some of these laws and regulations are becoming more stringent by requiring faster notifications and creating private causes of action for violations.

On June 28, 2018, California enacted a sweeping new privacy law known as the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA requires enhanced customer disclosure about how a business collects and uses personal data, how such data is used in business processes, and with and to whom customer data is shared or sold. In addition, the CCPA also affords a consumer a “right to request deletion” in certain circumstances. On August 31, 2018, the California State Legislature passed SB-1121, a bill that delayed enforcement of the CCPA until July 1, 2020, and made other amendments and clarifications to the law. Such clarifications include exempting from certain requirements of the CCPA information that is collected, processed, sold or disclosed pursuant to the California Financial Information Privacy Act, GLB, the federal Fair Credit Reporting Act (“FCRA”), HIPAA, or the federal Driver’s Privacy Protection Act. The revisions, however, do not exempt such information from the CCPA’s private right of action provision in all instances. Additionally, the definition of “personal information” in the CCPA is broad and may encompass other information that we maintain in our California business beyond that excluded under GLB, FCRA, HIPAA, the Driver’s Privacy Protection Act, or the California Financial Information Privacy Act exemption. In addition, in November 2020, California enacted the Consumer Privacy Rights Act, which became effective as of January 1, 2023 and grants additional consumer rights regarding personal information and strengthens certain provisions of the CCPA. Other states may adopt comprehensive privacy laws like California. For example, in addition to California, Connecticut, Colorado, Delaware, Florida, Iowa, Indiana, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia have all enacted their own comprehensive consumer data privacy laws. Of those additional states, Colorado, Connecticut, Florida, Oregon, Texas, Utah and Virginia’s laws are currently in effect and Montana's privacy law will go into effect in October 2024. We anticipate further efforts at the federal and state levels to strengthen the protection of consumer information, and such efforts will continue to have a significant impact on our information practices.
In addition, FCRA is a federal law that governs the use and sharing of consumer credit information provided by a consumer reporting agency. Requirements under FCRA apply to an insurer if such insurer obtains and uses consumer credit information to underwrite insurance. Such requirements may include obtaining the consumer’s consent and providing various notices to the consumer. While the use of consumer credit information in the underwriting process is expressly authorized by FCRA, various states have issued regulations that limit or prohibit the use of consumer credit information by insurers, and some consumer groups continue to criticize the use of credit-based insurance scoring in underwriting and rating processes. There may be additional efforts at the federal or state level to regulate the use of credit-based information by insurers. Any such regulation could force changes in our underwriting practices and impact our profitability.
Cybersecurity
In recent years, millions of consumers and businesses have been impacted by data breaches of companies in various industries, increasing the regulatory focus on consumer information protection and data privacy. On August 28, 2017, New York became the first state to adopt minimum cybersecurity standards for certain financial institutions. NYDFS requires financial institutions authorized to do business under New York banking, insurance or other financial services laws, including certain of our subsidiaries, to develop a cybersecurity program and policy based on an assessment of the institution’s cybersecurity risks, designate a Chief Information Security Officer, maintain written policies and procedures with respect to third-party service providers, limit who has access to data or systems, use qualified cybersecurity personnel to manage cybersecurity risks, notify NYDFS of a cybersecurity event within seventy-two hours, maintain a written incident response plan, and provide NYDFS with an annual certification of compliance.
In addition, the NAIC has adopted the Cybersecurity Bill of Rights, a set of directives aimed at protecting consumer data, and the Insurance Data Security Model Law, a model law patterned after New York’s cybersecurity standards. The Insurance Data Security Model Law establishes standards for data security in the insurance industry, including standards for investigating a data breach and requiring certain notifications to regulators, producers and consumers. South Carolina became the first state to adopt the Insurance Data Security Model Law in May 2018. Since then, more states have adopted the model law in some form. In states that have not adopted the Insurance Data Security Model Law, it is not mandatory for insurers to comply with the model law; however, state and federal legislators and regulators are likely to look to the model law, as well as the NYDFS regulation, for guidance in proposing new legislation and regulation. The NAIC has also strengthened and enhanced the cybersecurity guidance included in its handbook for state insurance examiners. We expect a continuing focus at the state and federal levels on the privacy and security of personal information.
Additionally, on April 4, 2024, the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (“CISA”) published a proposed rule, The Cyber Incident Reporting for Critical Infrastructure Act (“CIRCIA”) Reporting Requirements. The proposed rule is the first significant regulatory step of CISA’s implementation of CIRCIA since the law was enacted in March 2022 and includes broadly applicable reporting requirements, for companies in certain sectors, including the financial services sector in which we operate, including a requirement that “substantial” cyber incidents be reported to CISA within 72 hours and ransom payments be reported to CISA within 24 hours. The final rule is expected to be published in late 2025.
Anti-Money Laundering
Federal law and regulations require us to take certain steps to help prevent and detect money laundering activities. The USA PATRIOT Act of 2001 contains anti-money laundering and financial transparency requirements applicable to certain financial services companies, including insurance companies. The Bank Secrecy Act requires insurers to implement a risk-based compliance program to detect, deter and (in some cases) report financial or other illicit crimes including, but not limited to, money laundering and terrorist financing. OFAC administers and enforces economic and trade sanctions. For certain transactions, an insurer may be required to search policyholder, agent, vendor and employee databases for specially designated nationals or suspected terrorists, in order to comply with OFAC obligations.

Healthcare Regulation
We are subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”). The Healthcare Act affects the small blocks of business we have offered or acquired over the years that are, or are deemed to be, health insurance. The Healthcare Act also influences the design of products sold by our Health segment, which may influence consumer acceptance of such products and the cost of monitoring compliance with the Healthcare Act. Moreover, the Healthcare Act affects the benefit plans we sponsor for employees, retirees and their dependents, our expense to provide such benefits, our tax liabilities in connection with the provision of such benefits, and our ability to attract or retain employees. Any repeal, replacement or amendment of the Healthcare Act, or judicial decisions impacting the Healthcare Act, could have similar effects on us.
Other types of regulations that affect us include insurable interest laws, employee benefit plan laws, antitrust laws, employment and labor laws, and federal and state tax laws. Failure to comply with federal and state laws and regulations may result in censure; the issuance of cease-and-desist orders; reputational damage; suspension, termination or limitation of the activities of our operations and/or our employees and agents; or the obligation to pay fines, penalties, assessments, interest, or additional taxes and wages. In some cases, severe penalties may be imposed for breach of these laws. We cannot predict the impact of these actions on our business, results of operations or financial condition.
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
On April 23, 2024, DOL released changes to the rules determining when a person who makes a recommendation to someone responsible for the investment of the assets of an employee benefit plan or individual retirement account (“IRAs”) is deemed to be a fiduciary for purposes of the Employee Retirement Income Security Act of 1974 (“ERISA”) and the prohibited transaction provisions of section 4975 of the Code. The rule significantly expands the instances when a person will be a fiduciary. The rule affects all financial services companies that sell products to retirement plans and IRAs by rendering someone an ERISA fiduciary for a one-time recommendation to rollover assets from an employee benefit plan to an IRA. Two lawsuits have been filed in Federal District Courts in Texas challenging the rule. In July 2024, both courts in those cases agreed to stay the effective dates of the rule, pending resolution of the cases. We are monitoring the litigation and preparing our business practices for the rule if it goes into effect.
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
Climate change, and the need to develop regulatory tools to ensure that insurers are managing the potential financial risks, has come under scrutiny by state legislatures, federal regulators, the NAIC, state insurance regulators, such as NYDFS and other state regulatory agencies.

In 2020, the NAIC established a Climate and Resiliency Task Force to coordinate engagement on climate-related risk and resiliency issues. The Task Force has implemented the NAIC's annual Climate Risk Disclosure Survey and developed proposed enhancements to existing regulatory tools to address climate-related risks. Several states, including California, Minnesota, and Washington have required entities in their states to submit climate disclosure surveys. NYDFS also monitors insurer compliance by examining responses to the NAIC’s climate disclosure survey. Additionally, in April 2024, the NAIC adopted a new NAIC National Climate Resilience Strategy for Insurance which, among other goals, aims to collect data to help identify and close protection gaps and advocate for pre-disaster mitigation funding. We anticipate additional regulation is likely to develop in this area.
Bermuda Regulation
The Bermuda Monetary Authority regulates Bermuda's financial services sector, supervising, regulating and inspecting financial institutions operating in its jurisdiction. Bermuda’s regulations address matters such as fitness and adequate knowledge and expertise to engage in insurance, and impose solvency, auditing, reporting, and governance requirements.
On December 27, 2023, Bermuda enacted a 15% corporate income tax (“CIT”) based on book income. The CIT is intended to align with Organisation for Economic Co-operation and Development’s global anti-base erosion rules. The CIT will be effective for tax years beginning on January 1, 2025. The CIT is not expected to have a material impact to the Company.
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
The Inflation Reduction Act added a new corporate alternative minimum tax (“CAMT”) to the Code beginning in tax year 2023. The CAMT imposes a 15% “corporate alternative minimum tax” based on net income, subject to certain adjustments. Based on guidance issued by the U.S. Department of Treasury and Internal Revenue Services to date, the Company was not subject to the CAMT for the year ended December 31, 2023. However, the Company will assess the applicability of the CAMT on an annual basis and may be subject to the CAMT in future years. The Inflation Reduction Act also imposes a 1% excise tax on stock repurchases made by publicly traded U.S. corporations.

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023
The following table summarizes the financial results of our business for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net premiums	$1,005	$1,002	$2,149	$1,783
Other policy revenue	184	103	296	200
Net investment income	924	342	1,372	666
Investment related gains (losses)	2	41	(32)	(20)
Total revenues	2,115	1,488	3,785	2,629

Policyholder benefits and claims incurred	1,030	989	2,116	1,689
Interest sensitive contract benefits	390	116	545	205
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	199	132	360	263
Change in fair value of insurance-related derivatives and embedded derivatives	21	(26)	2	—
Change in fair value of market risk benefits	139	(12)	158	(7)
Operating expenses	335	148	438	303
Interest expense	43	22	65	46
Total benefits and expenses	2,157	1,369	3,684	2,499
Net income (loss) before income taxes	(42)	119	101	130
Income tax expense (benefit)	(289)	21	(260)	19
Net income	247	98	361	111
Less: Net income (loss) attributable to noncontrolling interests	3	(3)	4	2
Net income attributable to American National Group Inc.	$244	$101	$357	$109
Three Months Ended June 30, 2024 vs. 2023
The results of operations discussed below comprise results for American National for all periods presented and results for American Equity for the period May 2, 2024 to June 20, 2024.
For the three months ended June 30, 2024, we reported net income of $244 million, compared to net income of $101 million for the same period in 2023. The increase of $143 million was primarily due to the acquisition of American Equity, continued growth in the business and continued deployment of capital into higher yielding investments.
Net premiums and other policy revenue were $1.2 billion for the three months ended June 30, 2024, compared to $1.1 billion for the same period in 2023. The increase of $84 million was primarily due to an increase in other policy revenue which reflects surrender fee and rider fee income recognized on annuity policies added following the acquisition of American Equity.
Net investment income increased by $582 million for the three months ended June 30, 2024, compared to the same period in 2023. Net investment income comprise interest and dividends received on financial instruments, equity investments and other miscellaneous fee income. The increase in 2024 was driven by the increase in assets under management following the acquisition of American Equity as well as the continued growth in the existing investment portfolio and the rotation into higher yielding investment strategies.
We recorded $2 million of investment related gains for the three months ended June 30, 2024, a decrease of $39 million compared to the same period in 2023. The decrease was primarily due to higher mark-to-market gains on equity securities in 2023 compared to 2024.
Policyholder benefits and claims incurred were $1.0 billion for the three months ended June 30, 2024, compared to $989 million for the same period in 2023. The increase of $41 million was primarily due to an increase in growth of the PRT business which resulted in higher reserves. Additionally, there was an increase in catastrophe claims on the property and casualty business due to weather related incidents.
Interest sensitive contract benefits represent interest credited to policyholders’ account balances from our investment contracts with customers. During the three months ended June 30, 2024, interest sensitive contract benefits increased by $274 million compared to the same period in 2023, driven mainly by an increase in the in-force block of annuity business following the acquisition of American Equity.
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired increased by $67 million compared to the same period in 2023, primarily due to an increase in the amortization of VOBA due to the increase in the VOBA asset following the acquisition of American Equity as well as the continued growth of the annuity business which increases the deferred acquisition cost asset.

Change in fair value of insurance-related derivatives and embedded derivatives increased by $47 million for the three months ended June 30, 2024 compared to the same period of 2023. The increase was primarily due to the impact of interest rates and equity market performance on the fair value of the embedded derivatives and equity-indexed options.
Change in fair value of market risk benefits represents the mark-to-market movements of our liability based on protection to the policyholder from capital market risk. The increase in the fair value of market risk benefits of $151 million for the three months ended June 30, 2024 compared to the same period of 2023 was primarily due to the impact of interest rates and equity markets on the valuation of these liabilities. Additionally, the market risk benefit liabilities increased as a result of the acquisition of American Equity leading to increases in the change in the fair value of these liabilities.
Operating expenses were $335 million for the three months ended June 30, 2024, compared to $148 million for the same period in 2023, an increase of $187 million. The increase was primarily driven by transaction expenses incurred related to the acquisition of American Equity as well as an increase associated with two months of operating expenses from American Equity subsequent to the acquisition.
The increase of $21 million of interest expense on borrowings compared to the same period in 2023 was mainly due to increased borrowings with the new term loan entered into in May 2024 as well as the acquisition of American Equity which included legacy senior notes and subordinated debt.
Six Months Ended June 30, 2024 vs. 2023
For the six months ended June 30, 2024, we reported net income of $357 million, compared to a net income of $109 million for the same period in 2023 primarily due to the acquisition of American Equity, continued growth in the business and continued deployment of capital into higher yielding investments.
Net premiums and other policy revenue of $2.4 billion increased by $462 million for the six months ended June 30, 2024, compared to the same period in 2023 primarily due to growth in the PRT business partially offset by an increase in ceded premiums with the cession of the specialty market group block of business beginning in Q1 2024. Additionally, there was an increase in other policy revenue which reflects surrender fee and rider fee income recognized on annuity policies added following the acquisition of American Equity.
Net investment income increased by $706 million for the six months ended June 30, 2024, compared to the same period in 2023. The increase was primarily driven by the increase in assets under management following the acquisition of American Equity as well as the continued growth in the existing investment portfolio and the rotation into higher yielding investment strategies.
The Company incurred investment related losses of $32 million for the six months ended June 30, 2024, compared to $20 million for the same period in 2023. The decrease of investment gains of $12 million was primarily due to higher realized losses in 2023 compared to 2024 as a result of portfolio turnover in 2023. This is partially offset by higher mark-to-market gains on equity securities in 2023 compared to 2024.
Policyholder benefits and claims incurred increased by $427 million for the six months ended June 30, 2024, compared to the same period in 2023. The increase is primarily due to an increase in growth of the PRT business which resulted in higher reserves. Additionally, there was an increase in catastrophe claims on the property and casualty business due to weather related incidents.
For the six months ended June 30, 2024, interest sensitive contract benefits increased compared to the same period in 2023 by $340 million which was primarily driven by an increase in the in-force block of annuity business following the acquisition of American Equity.
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired increased by $97 million compared to the same period in 2023, primarily due to an increase in the amortization of VOBA due to the increase in the VOBA asset following the acquisition of American Equity as well as the continued growth of the annuity business which increases the deferred acquisition cost asset.
Change in fair value of insurance-related derivatives and embedded derivatives increased by $2 million for the six months ended June 30, 2024 compared to the same period of 2023. The increase was primarily due to the impact of interest rates and equity market performance on the fair value of the embedded derivatives and equity-indexed options.
The increase in the change in fair value of market risk benefit of $165 million for the six months ended June 30, 2024 compared to the same period of 2023 was primarily due to the impact of interest rates and equity markets on the valuation of these liabilities. Additionally, the market risk benefit liabilities increased as a result of the acquisition of American Equity leading to increases in the change in the fair value of these liabilities.
Operating expenses increased by $135 million for the six months ended June 30, 2024 compared to the same period in 2023, primarily driven by transaction expenses incurred related to the acquisition of American Equity as well as an increase associated with two months of operating expenses from American Equity subsequent to the acquisition.
Interest expense on borrowings increased by $19 million for the six months ended June 30, 2024 compared to the same period in 2023 primarily as a result of increased borrowings with the new term loan entered into in May 2024 as well as the acquisition of American Equity which included legacy senior notes and subordinated debt.

Financial Condition
Comparison as of June 30, 2024 and December 31, 2023
The following table summarizes the financial position as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Assets
Investments	$73,718	$28,243
Cash and cash equivalents	13,895	3,192
Accrued investment income	684	196
Deferred policy acquisition costs, deferred sales inducements and value of business acquired	8,355	944
Premiums due and other receivables	430	484
Ceded unearned premiums	166	45
Deferred tax asset	233	291
Reinsurance recoverables and deposit assets	15,261	427
Property and equipment	189	168
Intangible assets	1,612	44
Other assets	2,055	541
Goodwill	754	121
Separate account assets	1,266	1,189
Total assets	$118,618	$35,885

Liabilities
Future policy benefits	$7,227	$6,108
Policyholders’ account balances	80,489	17,177
Policy and contract claims	1,880	1,870
Market risk benefits	3,276	34
Unearned premium reserve	1,177	1,139
Other policyholder funds	343	335
Notes payable	657	174
Long term borrowings	2,476	1,493
Funds withheld for reinsurance liabilities	8,731	—
Other liabilities	1,839	467
Separate account liabilities	1,266	1,189
Total liabilities	109,361	29,986

Equity
Preferred stock, Series A and Series B	685	—
Additional paid-in capital	6,935	5,185
Accumulated other comprehensive income (loss), net of taxes	445	(109)
Retained earnings	1,005	716
Non-controlling interests	187	107
Total equity	9,257	5,899
Total liabilities and equity	$118,618	$35,885
June 30, 2024 vs. December 31, 2023
Total assets increased by $82.7 billion during the year to $118.6 billion. The increase primarily related to the acquisition of $81.2 billion of assets from American Equity as well as additional annuity and PRT sales during the year.
Total investments increased by $45.5 billion from December 31, 2023 to June 30, 2024. The increase primarily relates to the acquisition of $43.0 billion of investments from American Equity as well as the deployment of excess cash and cash from new sales into investments during the year.
Cash and cash equivalents increased by $10.7 billion from December 31, 2023 to June 30, 2024. The increase primarily relates to the acquisition of $13.4 billion of cash and cash equivalents from American Equity partially offset by the impact of deploying excess cash into investments subsequent to the acquisition.

Deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”) and value of business acquired (“VOBA”) are capitalized costs directly related to writing new policyholder contracts and include the VOBA intangible assets. During the year, the balance increased by $7.4 billion primarily driven by the addition of $7.2 billion of VOBA related to the acquisition of American Equity. Additionally, deferrals associated with writing new business contributed to an increase of $575 million of DAC and DSI assets, partially offset by $358 million of amortization of DAC, DSI and VOBA recorded during the year.
Deferred tax assets decreased by $58 million from December 31, 2023 to June 30, 2024. The decrease primarily relates to the addition of a deferred tax liability from the acquisition of American Equity partially offset by increases due to changes in estimates for deferred tax assets associated with our Bermuda subsidiaries, including economic transition adjustments which allows for elective fair value adjustments to the tax basis of assets and liabilities.
Reinsurance recoverables and deposit assets are estimated amounts due to the Company from reinsurers and include reinsurance receivables and recoverables from reinsurers and deposit assets associated with reinsurance agreements. The amount increased by $14.8 billion in the year primarily due to the acquisition of American Equity which contributed $15.0 billion of reinsurance recoverables and deposit assets.
Intangible assets increased by $1.6 billion at the end of the year, primarily due to the acquisition of American Equity which resulted in $1.6 billion of additional intangible assets primarily associated with the distributor relationships, trade name, and insurance licenses.
Other assets increased by $1.5 billion during the year to $2.1 billion. The balance includes current tax asset, market risk benefit asset, prepaid pension assets, as well as other miscellaneous receivables, and includes an increase of $670 million as a result of the acquisition of American Equity.
Goodwill increased $633 million during 2024 as a result of the acquisition of American Equity.
Separate account assets and liabilities both increased by $77 million during 2024, primarily due to net realized gains of underlying assets of $112 million and policyholder deposits of $35 million, partially offset by $75 million of policyholder benefits and withdrawals.
Future policy benefits and policyholders’ account balances increased by $64.4 billion during 2024 primarily due to the acquisition of American Equity which contributed to an increase in $61.8 billion. Additionally, there was an increase associated with the net impact of new premiums and interest credited to policyholders net of surrenders and withdrawals.
Market risk benefits increased by $3.2 billion during 2024 primarily due to the acquisition of American Equity which contributed to an increase of $3.0 billion. Additionally, the market risk benefits increased subsequent to the acquisition due to the impact of changes in interest rates and equity markets.
Notes payable increased by $483 million during 2024 primarily due to the acquisition of American Equity which had legacy senior notes payable of $481 million at the time of acquisition.
Long term borrowings increased by $983 million during 2024 primarily due to the execution of a new term loan agreement in May of 2024 which resulted in $1.9 billion of additional borrowings. This increase is partially offset by the payoff of a historical term loan with the proceeds of the new term loan.
Funds withheld for reinsurance liabilities increased by $8.7 billion during 2024 due to the acquisition of American Equity which held this liability as a result of certain coinsurance funds withheld and modified coinsurance reinsurance agreements which were in place prior to the acquisition.
Other liabilities increased by $1.4 billion during 2024. The balance includes the reinsured market risk benefits liability, accrued interest on debt and other miscellaneous payables. The increase during 2024 is primarily due to the acquisition of American Equity.

Liquidity and Capital Resources
Capital Resources
We strive to maintain sufficient financial liquidity at all times so that we are able to participate in attractive opportunities as they arise, better withstand sudden adverse changes in economic circumstances within our operating subsidiaries and maintain payments to policyholders. Our principal sources of liquidity are cash flows from our operations and access to the Company’s third-party credit facilities. We proactively manage our liquidity position to meet liquidity needs and continue to develop relationships with lenders who provide borrowing capacity at competitive rates, while looking to minimize adverse impacts on investment returns. We look to structure the ownership of our assets to enhance our ability to monetize them to provide additional liquidity, if needed. Our liquidity for the periods noted below consisted of the following:

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Cash and cash equivalents	$13,895	$3,192
Liquid financial assets	23,185	10,373
Undrawn credit facilities	1,539	646
Total liquidity (1)	$38,619	$14,211
(1)Liquidity is a measure of our liquidity position and includes cash and cash equivalents, undrawn revolving credit facilities and liquid financial assets in both our corporate entities and regulated insurance entities.
Today, we have significant liquidity within our insurance portfolios, giving us flexibility to secure attractive investment opportunities. In addition to a portfolio of highly liquid financial assets, our operating companies have additional access to liquidity from sources such as the Federal Home Loan Bank (“FHLB”). As of June 30, 2024, the Company had no drawings and a total of $1.5 billion undrawn commitment available related to this program.
Liquidity within our insurance subsidiaries may be restricted from time to time due to regulatory constraints. As of June 30, 2024, the Company’s total liquidity was $38.6 billion, which included $61.0 million of unrestricted cash and cash equivalents.
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table presents a summary of our cash flows and ending cash balances for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Operating activities	$1,377	$600
Investing activities	7,675	(1,761)
Financing activities	1,651	1,669
Cash and cash equivalents:
Cash and cash equivalents, beginning of year	1,897	1,389
Net change during the year	10,703	508
Cash and cash equivalents, end of period	$12,600	$1,897
Operating Activities
For the six months ended June 30, 2024, we generated $1.4 billion of cash from operating activities compared to $0.6 billion during 2023, primarily due to higher investment income from the growth in the investment portfolio, coupled with the addition of American Equity’s investments.
Investing Activities
For the six months ended June 30, 2024, we continued to rotate our investment portfolio into higher yielding investment strategies and acquired $10.8 billion of cash and cash equivalents from the acquisition of American Equity, net of cash proceeds paid. This resulted in net inflow of $7.7 billion of cash from investing activities, compared to net deployment of $1.8 billion in the prior year.
Financing Activities
For the six months ended June 30, 2024, we recorded a net cash inflow of $1.7 billion from our financing activities, compared to $1.7 billion recorded in 2023. The proceeds in the current year period were mainly as a result of $1.0 billion net payments received on policyholders’ account deposits, as well as debt raised through the acquisition of American Equity.

Future Capital Obligations and Requirements
As of June 30, 2024, subsidiaries of the Company had outstanding investment commitments of $3.3 billion. The funded commitments are primarily recognized as mortgage loans, private loans, investment funds, real estate and other invested assets. For additional information, see Note 28 - Financial Commitments and Contingencies of the financial statements.
The following is the maturity by year on long term borrowings:

	Payments Due by Year
	Total	Unamortized Discount and Issuance Costs	Less Than 1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More Than 5 Years
	(Dollars in millions)
As of June 30, 2024
Long term borrowings	$2,476	$(24)	$—	$—	$1,900	$—	$—	$600

As of December 31, 2023
Long term borrowings	$1,493	$(7)	$—	$—	$—	$1,000	$—	$500
For additional information, See Note 21 - Notes Payable and Long Term Borrowings of the financial statements.
Capital Management
Capital management is the on-going process of determining and maintaining the quantity and quality of capital appropriate to take advantage of the Company’s growth opportunities, to support the risks associated with the business and to optimize shareholder returns while fully complying with the regulatory capital requirements.
The Company and its subsidiaries take an integrated approach to risk management that involves the Company’s risk appetite and capital requirements. The enterprise risk management framework includes a capital management policy that describes the key processes related to capital management, which is reviewed at least annually and approved by the Board of Directors. The operating capital levels are determined by the Company’s risk appetite and Own Risk and Solvency Assessment (“ORSA”). Furthermore, additional stress techniques are used to evaluate the Company’s capital adequacy under sustained adverse scenarios.
The Company has determined that it is in compliance with all capital requirements as of June 30, 2024 and December 31, 2023.
New Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies to our unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Our statements of financial position within our financial statements include substantial amounts of assets and liabilities whose fair values are subject to market risks. Our significant market risks are primarily associated with interest rates and credit risk. The fair values of our investment portfolios remain subject to considerable volatility. The following sections address the significant market risks associated with our business activities.
Interest Rate Risk
Substantial and sustained increases or decreases in interest rates may cause certain market dislocations that could negatively impact our financial performance.
We manage interest rate risk through our asset liability management, which we refer to as ALM, the framework whereby the effective and key rate durations of the investment portfolio are closely matched to those of the insurance reserves. Within the context of the ALM framework, we use derivatives including interest rate swaps and futures to reduce market risk. For the annuity business, where the timing and amount of the benefit payment obligations can be readily determined, the matching of asset and liability cash flows is effectively controlled through this comprehensive duration management process.
Other Price Risk
Other price risk is the risk of variability in fair value due to movements in equity prices or other market prices such as commodity prices and credit spreads.

The Company’s exposure to the equity markets is managed by sector and individual security and is intended to track the S&P 500 with minor variations. The Company mitigates the equity risk by diversification of the investment portfolio.
The Company also has equity risk associated with the equity-indexed life and annuity products the Company issues and assumes. The Company has entered into derivative transactions, primarily over-the-counter equity call options, to hedge the exposure to equity-index changes.
Credit Risk
Credit risk is the risk of loss from amounts owed by counterparties and arises any time funds are extended, committed, owed or invested through actual or implied contractual arrangements including reinsurance. The Company is primarily exposed to credit risk through its investments in debt securities.
We manage exposure to credit risk by establishing concentration limits by counterparty, credit rating and asset class. To further minimize credit risk, the financial condition of the counterparties is monitored on a regular basis. These requirements are outlined in our investment policy.
Insurance Risk
The Company makes assumptions and estimates when assessing insurance and reinsurance risks, and significant deviations, particularly with regards to longevity and policyholder behavior, could adversely affect our business, financial condition, results of operations, liquidity and cash flows. All transaction terms are likely to be determined by qualitative and quantitative factors, including our estimates. If we reinsure a block of business, there can be no assurance that the transaction will achieve the results expected at the time of the block’s acquisition. These transactions expose us to the risk that actual results materially differ from those estimates.
We manage insurance risk through choosing whether to purchase reinsurance for certain amounts of risk underwritten in our Life, Annuity, and Property and Casualty segments.
Legal Risk
In the future, we may be parties in actions that routinely arise out of the normal course of business, including legal actions seeking to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by our subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material effect on our financial condition or results of operations. We are also involved from time to time in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties. We believe that any liability that may arise as a result of other pending legal actions will not have a material effect on our financial statements.
Operational Risk
Operational risk is the potential for loss resulting from inadequate or failed internal processes, people and systems, or from external events. The Company’s internal control processes are supported by the maintenance of a risk register and independent internal audit review. The risk of fraud is managed through a number of processes including background checks on staff on hire, annual code of conduct confirmations, anti-bribery training and segregation of duties.
We have significant outsourcing arrangements in respect of pension administration and other functions. These arrangements are subject to agreements with formal service levels, operate within agreed authority limits and are subject to regular review by senior management. Material outsourcing arrangements are approved and monitored by the Board of Directors.
Disaster recovery and business continuity plans have also been established to manage the Company’s ability to operate under adverse conditions.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of June 30, 2024 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the Post-Effective Merger, the Company’s overall control environment and its internal control over financial reporting now incorporate the internal controls over financial reporting that continue in place for American National as well as AEL.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 28 - Financial Commitments and Contingencies to the unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 1, for any required disclosure.
Item 1A. Risk Factors
The following summarizes some, but not all, of the risks provided below. Please carefully consider all of the information discussed in this Item 1A “Risk Factors” in this Form 10-Q for a more thorough description of these and other risks.
If any of the following risks were actually to occur, our business, financial condition and results of operations would likely suffer:
•We make assumptions and estimates when underwriting insurance risks, and significant deviations from such assumptions and estimates could adversely affect our business, financial condition, results of operations, liquidity and cash flows.
•If we are unable to attract and retain independent marketing organization (“IMOs”), agents, banks and broker-dealers, sales of our insurance products may be adversely affected.
•A rating downgrade or the absence of a rating of us or any of our subsidiaries could adversely affect our existing business and our ability to compete for further business.
•If market conditions cause reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.
•If the counterparties to our reinsurance arrangements or to the derivatives we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially and adversely affect our financial condition and results of operations.
•The insurance industry is highly competitive; competitive pressures may result in lower volumes of policies written, fewer insurance contracts underwritten, lower premium rates, increased expense for customer acquisition and retention and less favorable policy terms and conditions.
•We rely on the use of technology, and as a result, we are exposed to the risk of cybersecurity attacks.
•Compliance with laws and regulations governing the processing of personal data and information may impede our services or results in increased costs. The failure to comply with such data privacy laws and regulations could result in material fines or penalties imposed by data protection or financial services conduct regulators and/or awards of civil damages and any data breach may have a material adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.
•Compliance with existing and emerging rules and regulations governing the use of artificial intelligence (“AI”) and generative AI could result in increased compliance costs and/or lead to changes in business practices and policies, and challenges with properly managing the use of AI could result in reputational harm, competitive harm and legal liability.
•We may be unable to attract and retain key executives and skilled employees, and because our employees are located throughout the United States, we may incur additional compliance and litigation costs that could adversely impact us.
•We may be unable to protect our intellectual property and may face infringement claims.
•We have incurred indebtedness and intend to incur additional indebtedness which may result in us not being able to generate sufficient cash flows from operations and our investments to service our indebtedness.
•Our debt and any future debt we incur may subject us or our subsidiaries to certain covenants that restrict our ability to engage in certain types of activities and may require us to utilize significant cash flow to service our debt.
•We may require additional capital in the future, including to fund future growth, which may not be available or may only be available on unfavorable terms, including as a result of increasing barriers to free trade and the free flow of capital and fluctuations in the financial markets.
•We may suffer a significant loss resulting from fraud, bribery, corruption, other illegal acts, inadequate or failed internal processes or systems, or from external events.
•We are at risk of becoming involved in disputes and possible litigation.
•We may be subject to negative publicity in the insurance industry.
•We are a holding company with no operations and limited assets of our own and as a result, our ability to service our debt obligations or to pay dividends is limited or otherwise restricted, and dependent on the ability of our subsidiaries to distribute cash to us.
•We may fail to authorize and pay dividends on our preferred stock.
•Our failure to maintain effective internal controls could have a material adverse effect on our business in the future.
•Changes in interest rates and credit spreads, which are out of our control, can materially and adversely affect our financial condition and results of operations.
•We may incur significant losses resulting from catastrophic events, including natural disasters, public health crises, illness, epidemics or pandemics and their related effects.
•All of our subsidiaries are subject to changes in government policy and legislation.

•We are exposed to counterparty credit risk which, in turn, increases our exposure to liabilities.
•Our valuation of securities and investments, as well as the determination of the amount of allowances and impairments taken on our investments are subjective and, if changed, could materially and adversely affect our results of operations or financial condition.
•Our investment portfolio may be subject to concentration risk, which could threaten our financial condition.
•A number of our company’s assets are illiquid, and our company may be required to dispose of such assets if there is significant amount of unanticipated policyholder withdrawal, lapse, or claim activity or to meet other obligations.
•Our investments are subject to credit risk, market risk, servicing risk, loss from catastrophic events and other risks, which could diminish the value that we obtain from such investments.
•Our investment portfolio may include investments in securities of issuers based outside the U.S., including emerging markets, which may be riskier than securities of U.S. issuers.
•Our insurance business is highly regulated, and such regulation and any supervisory and enforcement policies, or changes thereto, may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.
•Our failure to obtain or maintain licenses and/or other regulatory approvals as required for the operations of our subsidiaries may have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and process.
•Any future regulatory changes, including political, regulatory and industry initiatives by state and international authorities, could result in the imposition of significant restrictions on our ability to do business.
•A decrease in applicable capital ratios/calculations of our subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition.
•Potential government intervention in the insurance industry and instability in the marketplace for insurance products could hinder our flexibility and negatively affect the business opportunities that may be available to us in the market.
•The insurance regulatory framework and legislation enacted in Bermuda as to economic substance may affect our operations.
•Regulatory regimes and changes to accounting rules may adversely impact our financial results irrespective of business operations.
•The Company’s predecessor recently completed its Merger with Brookfield Reinsurance and its Post-Effective Merger with American National. As a result, the Company could experience challenges or unanticipated costs in integrating its operations with those of American National which could adversely affect our results of operations and financial condition.
•We only list preferred shares on the New York Stock Exchange (the “NYSE”) and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements. Holders of our preferred shares will not have the same protections afforded to shareholders of companies that are subject to such requirements.
•The interests of the sole holder of our common shares may differ from the interests of holders of our preferred shares and our outstanding indebtedness.
•We depend on affiliates of BAM under certain Investment Management Agreements and our business may experience a material adverse impact should we lose any of the services provided to our company thereunder.
•The U.S. federal base erosion and anti-abuse tax may significantly increase our tax liability.
•Our company or our non-U.S. subsidiaries may be subject to U.S. federal income taxation in amounts greater than expected, which could have a material adverse effect on our financial condition and operating results.
•Changes in U.S. tax law might adversely affect us or our shareholders.
•There is U.S. income tax risk associated with reinsurance between U.S. insurance companies and their non-U.S. affiliates.
Risks Relating to Our Business and Industry
We make assumptions and estimates when underwriting insurance risks, and significant deviations from such assumptions and estimates could adversely affect our business, financial condition, results of operations, liquidity and cash flows.
We make and rely on certain assumptions and estimates in order to make decisions regarding pricing, target returns, reserve levels and other factors affecting our business operations. Our underwriting results depend upon the extent to which our actual claims experience and/or benefit payments on our insurance policies are consistent with the assumptions we use in setting prices and establishing liabilities for such contracts. Such amounts are established based on actuarial estimates of how much we will need to pay for future benefits and claims based on data and models that include many assumptions and projections, which are inherently uncertain and involve significant judgment, including assumptions as to the levels and/or timing of receipt or payment of premiums, benefits, claims, expenses, interest credits and investment results (including equity and other market returns). If the data we rely on in our underwriting is inaccurate, or if our assumptions and estimates differ significantly from the actual outcomes and results, our business, financial condition, results of operations, liquidity and cash flows may be materially and adversely affected. Similarly, if we fail to assess accurately the risks we underwrite or fail to comply with our internal guidelines on underwriting, or if events or circumstances cause our risk assessment to be incorrect, our reserves may prove to be inadequate to cover future claims and benefit payments and/or our investment spread and profitability may be adversely impacted.

In particular, our life and annuity products expose our company to lapse, mortality and longevity risks. Lapse risk is the risk that the timing of policyholder withdrawals differ from underwritten assumptions. Mortality risk is the risk that the timing of death benefits differ from underwritten assumptions. Longevity risk is the risk that the length of time we pay pension or annuity benefits may exceed that which we assumed in pricing our insurance contracts. Lapse, mortality and longevity products, including PRT and other annuity products, may experience adverse impacts due to higher-than-expected mortality improvement. Lapse, mortality and longevity experience which is less favorable than the rates that we used in pricing an insurance policy or a reinsurance agreement may cause our net income to be less than otherwise expected because the premiums we receive for the risks we assume may not be sufficient to cover the claims and profit margin. We may use a variety of strategies to manage mortality, lapse and longevity risks, including the use of reinsurance and derivative instruments. These strategies, however, may not be fully effective and may lead to payments to counterparties in excess of recoveries depending on how actual experience emerges. Moreover, advances in technology, including predictive medical technology that enables consumers to select products better matched to their individual risk profile and other medical breakthroughs that extend lives, could cause our future experience to deviate significantly from our actuarial assumptions, which could adversely impact timing of payments, our required level of reserves and profitability.
In addition, social, economic, political and environmental issues, including rising income inequality, unemployment, climate change, prescription drug use and addiction, exposures to new substances or those previously considered to be safe, along with the use of social media to proliferate messaging around such issues, has expanded the theories for reporting claims, which may increase the amounts we are required to pay out under certain of our policies and may also increase our claims administration and/or litigation costs. Governments’ increased efforts to respond to the costs and concerns associated with these types of issues may also lead to expansive, new theories for reporting claims or may lead to the passage of “reviver” statutes that extend the statute of limitations for the reporting of these claims. These and other social, economic, political and environmental issues may also either extend coverage beyond our underwriting intent or increase the frequency or severity of claims.
We regularly review our reserves and associated assumptions as part of our ongoing assessment of our business performance and risks. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claim payments as a result of changes in experience, assumptions or otherwise, we may update the assumptions used to calculate reserves for our in-force business, which could result in additional assets needed to meet the higher, earlier, or more frequent than expected payments and claims. An increase in reserves due to revised assumptions would have an immediate impact on our results of operations and financial condition; however, economically the impact is generally long term as the excess outflow is paid over time.
If we are unable to attract and retain IMOs, agents, banks and broker-dealers, sales of our insurance products may be adversely affected.
We distribute our insurance products through a variable cost distribution network, which includes numerous IMOs, independent and multiple line agents, banks and independent broker-dealers. We must attract and retain such marketers, agents and financial institutions to sell our products. In particular, insurance companies compete vigorously for productive agents. We compete with other insurance companies for marketers, agents and financial institutions primarily on the basis of our product pricing, support services, compensation, credit ratings and product features. Such marketers, agents and financial institutions may promote products offered by other insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers, agents and financial institutions also depends upon the long-term relationships we develop with them. There can be no assurance that such relationships will continue in the future. In addition, our growth plans include increasing the distribution of annuity products through banks and broker-dealers. If we are unable to attract and retain sufficient marketers and agents to sell our products or if we are not successful in expanding our distribution channels within the bank and broker-dealer markets, our ability to compete and our sales volumes and results of operations could be adversely affected.
Advances in medical technology may adversely affect certain segments of our business.
Genetic testing and diagnostic imaging technology is advancing rapidly. Increases in the prevalence, availability (particularly in the case of direct-to-consumer genetic testing) and accuracy of such testing may increase our adverse selection risk, as people who learn that they are predisposed to certain medical conditions associated with reduced life expectancy may be more likely to purchase and maintain life insurance. Conversely, people who learn that they lack genetic predisposition to conditions associated with reduced life expectancy may forego the purchase of life insurance, or permit existing policies to lapse, and may be more likely to purchase certain annuity products. Our access to and ability to use medical information, including the results of genetic and diagnostic testing, that is known to our prospective policyholders is important to our underwriting of life insurance and annuities. All of the jurisdictions in which our businesses operate limit and/or restrict insurers’ access and use of genetic information, and similar additional regulations and legislation may be adopted. Such regulation and legislation likely would exacerbate adverse risk selection related to genetic and diagnostic testing, which may in turn have an adverse effect on our businesses.
In addition to earlier diagnosis and knowledge of disease risk, medical advances may increase overall health and longevity. If this were to occur, the duration of payments made under certain of our annuity products would be extended beyond our actuarial assumptions, reducing the profitability of such business. This may require us to modify our assumptions, models or reserves.

A rating downgrade or the absence of a rating of us or any of our subsidiaries could adversely affect our existing business and our ability to compete for further business.
Financial strength ratings are an important competitive factor in the insurance industry. Ratings organizations periodically review the financial performance and condition of insurers. Ratings are based on a company’s ability to pay its obligations and are not directed toward the protection of investors. Ratings organizations assign ratings based upon several factors, including historical experience, and while most of these factors relate to the underlying company, some of the factors relate to general economic conditions and circumstances outside the company’s control. Ratings are subject to revision or withdrawal at any time by the assigning ratings organization. Financial strength ratings are directed toward policyholders and not holders of securities, and are not a recommendation to buy, sell or hold securities, and each rating should be evaluated independently of any other rating. There can be no assurance that the financial strength rating assigned to us or any of our subsidiaries will remain in effect for any given period of time or that the rating will not be lowered, withdrawn or revised by the rating agency at any time.
Any downgrade in the financial strength rating of us or any of our subsidiaries could adversely affect our company’s ability to sell products, retain existing business and compete for attractive acquisition opportunities and could result in our company being removed from the approved lists of some customers and may adversely affect the ability of our company to write business to such customers. Accordingly, we may suffer a loss of business as a result.
In addition, a significant downgrade in a rating or outlook of us or any of our subsidiaries, among other factors, could adversely affect our ability to raise and then contribute capital to our subsidiaries for the purpose of facilitating or supporting their business or any reinsurance opportunities that may arise and may also increase our cost of capital. Accordingly, a ratings downgrade of any such subsidiaries could adversely affect our ability to conduct business, including reducing new sales of insurance products or increasing the number or amount of surrenders and withdrawals, requiring us to offer higher crediting rates or greater policyholder guarantees on our insurance products in order to remain competitive, affecting our relationships with independent sales intermediaries and credit counterparties and affecting our ability to obtain reinsurance at reasonable prices.
There is no assurance that we or our subsidiaries will be able to maintain or obtain a rating. No assurance can be provided that any action taken by a rating agency would not result in a material adverse effect on the business of our company and/or the results of operations, financial condition, liquidity or prospects of our company.
If market conditions cause reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.
As part of our overall risk and capacity management strategy, we may choose to purchase reinsurance for certain amounts of risk underwritten within our business. We may also look to retrocede certain amounts of risk we assume under our reinsurance agreements. Market conditions beyond our control determine the availability and cost of the reinsurance protection we seek to purchase, which may affect the level of our businesses and profitability. The premium rates and other fees that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. Accordingly, we may be forced to incur additional expenses for reinsurance, which could adversely affect our ability to write future business. In addition, we may be unable to obtain reinsurance on terms acceptable to us relating to certain lines of business that we intend to begin underwriting.
If the counterparties to our reinsurance arrangements or to the derivatives we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially and adversely affect our financial condition and results of operations.
We use reinsurance and derivatives to mitigate our risks in various circumstances. In general, reinsurance and derivatives do not relieve us of our direct liabilities. Accordingly, we bear credit risk with respect to our counterparties. A counterparty’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivatives agreements with us or inability or unwillingness to return collateral could have a material adverse effect on our financial condition and results of operations. While we may manage these risks through transaction-related diligence, contract terms, collateral requirements, hedging, and other oversight mechanisms, our efforts may not be successful.
In addition, we may use derivatives to hedge various business risks. We may enter into a variety of derivatives, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties on a bilateral basis for uncleared OTC derivatives and with clearing brokers and central clearinghouses for OTC-cleared derivatives (OTC derivatives that are cleared and settled through central clearing counterparties). If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. Such failure could have a material adverse effect on our financial condition and results of operations. We seek to reduce the risks associated with such derivative transactions by entering into such agreements with large, well-established financial institutions. However, there can be no assurance that we will not suffer losses in the event of a derivative counterparty fails to perform or fulfill its obligations.

The insurance industry is highly competitive; competitive pressures may result in lower volumes of policies written, fewer insurance contracts underwritten, lower premium rates, increased expense for customer acquisition and retention and less favorable policy terms and conditions.
We operate in highly competitive markets. Customers may evaluate us and our competitors on a number of factors, including capital and perceived financial strength, underwriting capacity, expertise, innovation, local presence, reputation, experience and qualifications of employees, client relationships, geographic scope of business, products and services offered (including ease of doing business over the electronic placement platforms), premiums charged, ratings assigned by independent rating agencies, contract terms and conditions and the speed of claims payment.
Within our business, strong competition for customers has led to increased marketing and advertising by our competitors, many of whom have well-established national reputations and greater financial and marketing resources, as well as the introduction of new insurance products and aggressive pricing practices. These competitive pressures could result in increased pricing pressures on a number of our products and services, particularly as competitors seek to win market share, and may limit our ability to maintain or increase our sales volume and profitability. Because of its relatively low cost of entry, technology and the Insurtech industry has emerged as a significant place of new competition, both from existing competitors and new competitors. In addition, product development and life-cycles have shortened in many product segments, leading to intense competition with respect to product features.
We compete for customers’ funds with a variety of investment products offered by financial services companies other than insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. Moreover, customer expectations are evolving as technology advances and consumers become accustomed to enjoying tailored, easy to-use-services and products from various industries. This is reshaping and raising consumer expectations when dealing with insurance. We are addressing these changing consumer expectations by investing in technology with a particular focus on consumer-facing sales and service platforms, by internally promoting a strategically-focused innovative culture initiative, and by creating internal forums to drive next generation solutions based on consumer insights. However, if we cannot effectively respond to increased competition and such increased consumer expectations, we may not be able to grow our business or we may lose market share.
We compete with other insurers for producers primarily on the basis of our financial position, reputation, longevity, support services, compensation, product features and pricing. We may be unable to compete for producers with insurers that adopt more aggressive pricing or compensation, that offer a broader array of products or packages of products, or that have extensive promotional and advertising campaigns. Attracting qualified individuals and retaining existing employees continues to be a challenge for employers. Businesses have become extremely competitive in the ever-changing landscape of the talent marketplace. As a result, it is an increasing challenge to distinguish us as an employer of choice. See Item 1A “Risk Factors - Risks Relating to Our Business and Industry - We may be unable to attract and retain key executives and skilled employees, and because our employees are located throughout the United States, we may incur additional compliance and litigation costs that could adversely impact our business, financial condition and our results of operations.”
Within our business, we directly compete with a number of well-established players. Our competitors vary by offered product line and covered territory. Some of these competitors have greater financial resources, have established long term and continuing business relationships throughout their respective industries, have greater market share, assume a greater level of risk while maintaining financial strength ratings, or have higher financial strength, claims-paying or credit ratings than we do, each of which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the entry of alternative capital markets products and vehicles provide additional capacity and increased competition.
We compete with new companies that enter the insurance market, particularly companies with new or “disruptive” technologies or business models. Certain technology companies and other third parties have created, and may in the future create, technology-enabled business models, processes or platforms that may adversely impact our competitive position. New services and technologies can affect the demand for insurance products and services, the premiums payable, the profitability of such products and services and the risks associated with underwriting certain lines of business. Recently, the insurance industry has faced increased competition from new underwriting capacity, such as the investment of significant amounts of capital by pension funds, mutual funds, hedge funds and other sources of alternative capital primarily into the natural catastrophe reinsurance and insurance businesses. The failure of our company to assess new services and technologies that may be applicable or disruptive to the reinsurance and insurance industries may have an adverse effect on our business, financial condition and results of operations.
The nature of the competition we face may be affected by disruption and deterioration in global financial markets and economic downturns, as well as by governmental responses thereto. For example, (i) government intervention might result in capital or other support for our competitors, (ii) governments may provide reinsurance and insurance capacity in markets and to consumers that we target or (iii) governments may take actions to reduce interest rates, impacting the value of and returns on fixed income investments. In addition, since numerous aspects of our business are subject to regulation, legislative and other changes affecting the regulatory environment for our business may have, over time, the effect of supporting or burdening some aspects of the financial services industry. This can affect our competitive position within the annuities industry, and within the broader financial services industry.
Because of the highly competitive nature of the insurance industry, there can be no assurance that we will maintain or grow our market share, continue to identify attractive opportunities in either our individual or institutional channels, or that competitive pressure will not have a material adverse effect on our business, results of operations and/or financial condition.

Consolidation in the insurance industry could adversely impact us.
Participants in the insurance industry, including our competitors, customers, and insurance brokers, have been consolidating. There has been a large amount of merger and acquisition activity in the insurance industry in recent years which may continue. We may experience increased competition as a result of that consolidation, with larger entities having enhanced market power. Increased competition could result in fewer submissions, lower premium rates and/or profitability, less favorable policy terms and conditions and greater costs of customer acquisition and retention.
Should the market continue to consolidate, competitors may try to use their enhanced market power to obtain a larger market share through increased line sizes or through price competition. If competitive pressures reduce our pricing power, this could in turn lead to reduced premiums and/or a reduction in expected earnings. As the insurance industry consolidates, competition for customers will become more intense and the importance of sourcing and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a larger capital base so that they require less reinsurance. The number of companies offering reinsurance to competitors may decline. Reinsurance intermediaries could also continue to consolidate, potentially adversely impacting our ability to access and write business. We could also experience more robust competition from larger, better capitalized competitors. As a result of the consolidation in the industry, we may experience rate declines and possibly write less business. Any of the foregoing could adversely affect our business, results of operations, growth and prospects.
We rely on the use of technology, and as a result, we are exposed to the risk of cybersecurity attacks.
Our business places significant reliance on information and other technology. This technology includes the computer systems used for information, processing, administrative and commercial operations. The information and embedded systems of key business partners and regulatory agencies are also important to our company’s operations. Our company’s business relies on this technology functioning as intended. The computer systems used by our business face ongoing cybersecurity threats and attacks, which could result in the failure of such infrastructure. We may in the future be subject to cybersecurity risks or other breaches of information technology security, with the frequency and severity of these kinds of incidents having increased in recent years. Such attacks may result in, and in some instances have in the past involved, attempts to gain unauthorized access to our proprietary information or to client or third-party data stored on our systems, destroy or disable our data, and/or degrade or sabotage our systems, through the introduction of computer viruses, cyber-attacks and other means. Such attacks originate from a wide variety of sources, including internal actors or unknown third parties. The sophistication of the threats continues to evolve and grow, including the risk associated with the use of emerging technologies, such as AI and quantum computing, for nefarious purposes. A breach of our company’s data or cybersecurity measures, non-compliance with our contractual or other legal obligations regarding our company’s data or intellectual property or a violation of our privacy and security policies with respect to such data, and/or the failure of any such computerized system or of the operating equipment used by our company’s business for a significant time period could have a material adverse effect on our company’s business prospects, financial condition, results of operations and cash flow and it may not be possible to recover losses suffered from such incidents under our company’s insurance policies.
In addition, we are reliant on third party service providers for support of certain aspects of our business, including for certain information systems and technology platforms, trustee services, legal services, technology, actuarial and accounting matters. A disaster, disruption or compromise in technology or infrastructure that supports our company’s business, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, may have an adverse impact on our ability to continue to operate our businesses without interruption which could have a material adverse effect on us. These risks could increase as vendors increasingly offer cloud-based software services rather than software services that can be operated within our own data centers. These risks also increase to the extent we engage in operations in jurisdictions with which we are not familiar. In addition to the fact that these third-party service providers could also face ongoing cyber security threats and compromises of their systems, we generally have less control over the delivery of such third-party services, and as a result, we may face disruptions to our ability to operate a business as a result of interruptions of such services. A prolonged global failure of cloud services provided by a variety of cloud services providers that we engage could result in cascading systems failures for us. Although our company is continuing to develop defenses to such attacks, our company can provide no assurance that our company will be successful in preventing or ameliorating damage from such an attack on our company and, as the manner in which cyber-attacks are undertaken has become more sophisticated, there is a risk that the occurrence of cyber-attack may remain undetected for an extended period.
Failure to protect the confidentiality of information, including as the result of a cybersecurity attack, could materially and adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.
Many jurisdictions in which we operate have enacted laws to safeguard the privacy and security of personal information. Additionally, various government agencies have established rules protecting the privacy and security of such information. These laws and rules vary greatly by jurisdiction. As described above, our company’s business relies on the use of technology, including to store and safeguard personal information of policyholders. Additionally, some of our employees have access to personal information of policyholders. We rely on internal controls to protect the confidentiality of this information. It is possible that our data could be the subject of a cybersecurity attack or an employee could, intentionally or unintentionally, disclose or misappropriate confidential information. See Item 1A “Risk Factors - Risks Relating to Our Business and Industry - We rely on the use of technology, and as a result, we are exposed to the risk of cybersecurity attacks.”

If we fail to protect against the risk of a cyber-attack or maintain adequate internal controls, or if our employees fail to comply with our policies, misappropriation or intentional or unintentional disclosure or misuse of personal information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil, regulatory or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may analyze customer data to better manage our business.
Compliance with laws and regulations governing the processing of personal data and information may impede our services or result in increased costs. The failure to comply with such data privacy laws and regulations could result in material fines or penalties imposed by data protection or financial services conduct regulators and/or awards of civil damages and any data breach may have a material adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.
Our business relies on the processing of data in many jurisdictions and the movement of data across national borders. The collection, storage, handling, disclosure, use, transfer and security of personal information that occurs in connection with our business is subject to federal, state and foreign data privacy laws. These legal requirements are not uniform and continue to evolve, and regulatory scrutiny in this area is increasing around the world. In many cases, these laws apply not only to third party transactions, but also to transfers of information among us and our subsidiaries. Privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements.
In addition, unauthorized disclosure or transfer of sensitive or confidential client or company data, whether through systems failure, employee negligence, fraud or misappropriation, by us or other parties with whom we do business, could subject us to significant litigation, monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions. Such events could also result in negative publicity and damage to our reputation and cause us to lose business, which could therefore have a material adverse effect on our results of operations.
Compliance with existing and emerging rules and regulations governing the use of AI and generative AI could result in increased compliance costs and/or lead to changes in business practices and policies, and challenges with properly managing the use of AI could result in reputational harm, competitive harm and legal liability.
We analyze personal information to better manage our business. There has been increased scrutiny, including from U.S. state and federal regulators, regarding the use of AI on large data sets for activities such as price optimization. In August 2020, members of the NAIC unanimously adopted guiding principles on AI to inform and articulate general expectations for businesses, professionals and stakeholders across the insurance industry as they implement AI tools to facilitate operations. More recently, in December 2023, the NAIC adopted a model bulletin on the use of AI by insurers, which was intended to remind insurance carriers that decisions impacting consumers that are made or supported by advanced analytical and computational technologies, including AI, must comply with all applicable insurance laws and regulations, including unfair trade practices. The bulletin also sets forth state insurance regulators’ expectations on how insurers should govern the use of such technologies by or on behalf of the insurer to make or support such decisions. Additionally, in October 2023, the White House issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of AI, which directs federal agencies and departments to create standards and regulations for the use or oversight of artificial intelligence. We cannot predict how existing and emerging guidance, rules and regulations governing the use of AI will be interpreted or applied, or what, if any, actions may be taken regarding AI, but any applicable regulations and limitations could result in increased compliance costs and/or lead to changes in business practices and policies, which could have a material impact on our business, financial condition and results of operations.
In addition, if the data sets, processes or outputs that AI systems produce are or are alleged to be deficient, inaccurate, unfairly biased, lacking in transparency or explainability, or do not meet evolving legal requirements, our business, financial condition and results of operations may be adversely affected. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm or legal liability. These same risks may affect us if a third-party service provider uses AI. Our use or our service provider’s use of AI systems could also result in cybersecurity incidents that may involve the personal information of end users of such applications. Any such cybersecurity incidents could adversely affect our reputation and business, financial condition and results of operations. For additional information regarding cybersecurity risks, see Item 1A “Risk Factors - Risks Relating to Our Business and Industry - We rely on the use of technology, and as a result, we are exposed to the risk of cybersecurity attacks.”
We may be unable to protect our intellectual property and may face infringement claims.
We may be unable to prevent third parties from infringing on or misappropriating our intellectual property. We may incur litigation costs to enforce and protect our intellectual property or to determine its scope or validity, and we may not be successful. In addition, we may be subject to claims by third parties for infringement of intellectual property, breach of license usage rights, or misappropriation of trade secrets. We may incur significant expenses for any such claims. If we are found to have infringed or misappropriated a third-party intellectual property right, we may be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain intellectual property. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly alternative.

We may be unable to attract and retain key executives and skilled employees, and because our employees are located throughout the United States, we may incur additional compliance and litigation costs that could adversely impact our business, financial condition and our results of operations.
Our success depends in large part on continued employment of senior management and key personnel who can effectively operate our business, which is necessary in the highly regulated insurance sector. This complexity requires us to attract and retain experienced executive management and employees with specialized skills and knowledge across many disciplines. If any of these employees leave us and we fail to effectively manage a transition to new personnel, or if we fail to attract and retain qualified and experienced professionals on acceptable terms, our business, financial condition and results of operations could be adversely affected.
Our success also depends on our having highly trained financial, technical, recruiting, sales and marketing personnel. We will need to continue to hire additional personnel as our business grows. A shortage in the number of people with these skills or our failure to attract them to our company could impede our ability to increase revenues from our existing products and services, ensure full compliance with federal and state regulations, launch new product offerings, and would have an adverse effect on our business and financial results.
We are subject to the Fair Labor Standards Act and other state and federal employment laws. These laws govern such matters as minimum wage, overtime, leave, and other working conditions that can increase our labor costs or subject us to liabilities to our employees. In addition, many state and local jurisdictions are adopting their own laws, such as paid sick leave, to address conditions of employment not covered by federal law and/or to provide additional rights and benefits to employees. These developments and disparate laws could increase our costs of doing business, lead to litigation, or have a material adverse effect on our business, financial condition and results of operations.
We have incurred indebtedness and intend to incur additional indebtedness which may result in us not being able to generate sufficient cash flows from operations and our investments to service our indebtedness.
We have entered into a term loan credit facility, are party to bilateral revolving credit facilities, have issued notes and expect to incur additional indebtedness in the future. Our ability to service our debt obligations and comply with debt covenants depends on our financial performance. If we fail to meet our debt service obligations or are unable to modify, obtain a waiver, or cure a debt covenant on terms acceptable to us or at all, we could be in default of our debt agreements and instruments. If an event of default occurs, or minimum covenant requirements are not satisfied, this can result in a requirement to immediately repay any drawn amounts or the imposition of other restrictions, any of which may result in the acceleration of our other indebtedness or otherwise adversely impact our business, financial condition, results of operations, liquidity and cash flows. Such a default may also require us to change capital allocation or engage in distressed debt transactions on terms unfavorable to us, which could have a material negative impact on our operations and financial performance.
In the event we need to refinance all or a portion of our outstanding debt as it matures or incur additional debt to fund our operations, we may not be able to refinance our existing debt or incur additional debt to fund our operations on terms acceptable to us or at all. If prevailing interest rates or other factors result in higher interest rates upon refinancing, then the interest expense relating to our debt would increase. Furthermore, if any rating agency changes our credit rating or outlook, our debt securities could be negatively affected, which could adversely affect our ability to refinance existing debt or raise additional capital and increase the interest costs under our existing term loan credit agreement.
Our debt and any future debt we incur may subject us or our subsidiaries to certain covenants that restrict our ability to engage in certain types of activities and may require us to utilize significant cash flow to service our debt.
Our term loan credit facility and notes indenture contain, and any agreement governing indebtedness we incur in the future may contain, covenants applicable to us and our subsidiaries and events of default. These covenants include limitations that could limit our ability to borrow money or guarantee debt; create liens; pay dividends on or redeem or repurchase stock; make specified types of investments and acquisitions; enter into agreements that limit the ability of our subsidiaries to pay dividends or other payments to us; enter into transactions with affiliates and sell assets or merge with other companies.
Various risks, uncertainties, and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all our obligations.
In addition, our term loan credit agreement requires us, and any agreement governing indebtedness we incur in the future may require us to maintain specified financial ratios and satisfy other financial condition tests. We cannot provide assurance that we will be in compliance with these ratios and tests. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. A breach of any of these covenants could result in a default. Any failure to meet required payments on our debt, or failure to comply with any covenants in the instruments governing our debt, could result in a downgrade to our credit ratings. A downgrade in our credit ratings could limit our access to capital and increase our borrowing costs.

We will have to generate significant cash flows from operations to meet our debt service requirements. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may be required to seek additional capital, reduce capital expenditures, restructure or refinance all or a portion of our existing indebtedness, or sell assets. Moreover, insufficient cash flow may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all.
We may require additional capital in the future, including to fund future growth, which may not be available or may only be available on unfavorable terms, including as a result of increasing barriers to free trade and the free flow of capital and fluctuations in the financial markets.
Our future capital requirements depend on many factors, including regulatory requirements, the nature of any future business we write and the requirement to hold appropriate capital against the liabilities we assume thereunder, the amount of which is determined based on a variety of risks inherent in our transactions including, credit risk, interest rate risk, insurance risk and operational risk, among others. Furthermore, in order to write or assume new business through our subsidiaries, we need sufficient capital to be held by these entities. Our ability to move capital to or from these entities without adverse consequence may be limited by regulatory restrictions on dividends from our other subsidiaries, restrictions on intercompany transactions more generally, tax consequences or other considerations.
Any equity or debt financing, if available at all, are subject to market factors outside of our control and may be transacted on unfavorable terms. Any disruption in the financial markets may limit our ability to access capital required to operate our business, and we may be forced to delay raising capital or bear a higher cost of capital, which could decrease our profitability and significantly reduce our financial flexibility. For instance, prolonged and severe disruptions in the overall public and private debt and equity markets, such as occurred during 2008, and in connection with COVID-19, could result in an inability to access capital and the incurrence of significant realized and unrealized losses. In addition, interest rate volatility could impact the Company through changes in financing availability and the cost and terms of such financing. Public and private debt and equity markets may experience disruption in individual market sectors, such as has occurred in the energy sector. If we cannot obtain adequate capital on favorable terms or at all, our business, results of operations and financial condition could be adversely affected.
In addition, political initiatives to restrict free trade and the renegotiation and/or potential termination of existing bilateral and multilateral trade arrangements, could adversely affect the insurance industry and our business. The insurance industry is disproportionately impacted by restraints on the free flow of capital and risk because the value it provides depends on the ability to globally diversify risk.
Given ongoing global economic uncertainties, evolving market conditions may affect our results of operations, financial position and capital resources. In the event that there is deterioration or volatility in financial markets or general economic conditions, our results of operations, financial position, capital resources and competitive landscape could be materially and adversely affected.
We may suffer a significant loss resulting from fraud, bribery, corruption, other illegal acts, inadequate or failed internal processes or systems, or from external events.
We may suffer a significant loss resulting from fraud, bribery, corruption, other illegal acts by our company’s employees or those of companies providing services to our company, inadequate or failed internal processes or systems, or from external events, such as security threats affecting our ability to operate. We operate in different markets and rely on our employees to follow our policies and processes as well as applicable laws in their activities. Risk of illegal acts or failed systems is managed through our company’s infrastructure, controls, systems and people, complemented by a focus on enterprise-wide management of specific operational risks such as fraud, bribery and corruption, as well as personnel and systems risks. Further, our employees, including executives and others who manage sales, investments, products, wholesaling, underwriting, and others, may take excessive risks. Our compensation programs and practices, and our other controls, may not effectively deter excessive risk-taking or misconduct. Specific programs, policies, standards and methodologies have been developed to support the management of these risks. However, these cannot guarantee that such conduct does not occur and if it does, it can result in direct or indirect financial loss, reputational impact or regulatory consequences.
We are at risk of becoming involved in disputes and possible litigation.
Litigation or other disputes may result in significant financial losses and harm our reputation. Plaintiffs have brought and may bring lawsuits, including class actions, against us relating to, among other things, sales or underwriting practices, alleged agent misconduct, product design, product disclosure, product administration, fees charged, denial or delay of claims and benefits, rescission of policies, product suitability, claims-handling practices (including the permitted use of aftermarket, non-original equipment manufacturer auto parts), loss valuation methodology, refund practices, employment and producer contracting matters, and breaches of duties to customers. Plaintiffs may seek very large or indeterminate amounts, including punitive and treble damages, and our reputation could be harmed. The damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. Even when successful in the defense of such actions, we incur significant attorneys’ fees, direct litigation costs and substantial amounts of management time that otherwise would be devoted to our business.

We may be subject to negative publicity in the insurance industry.
From time to time, the participants in the insurance industry have been subject to investigations, litigation and regulatory scrutiny by various insurance, governmental and enforcement authorities concerning certain industry practices. In particular, financial services companies have been the subject of broad industry inquiries by state regulators and attorneys general that do not appear to be company-specific, such as those concerning business practices upon notification of death. We may receive inquiries and informational requests from insurance regulators and other government agencies in the jurisdictions in which our company operates. In addition, consumer advocacy groups or the media may also focus attention on certain insurance industry practices. We cannot predict the effect that investigations, litigation or regulatory activity or negative publicity from consumers or the media will have on the reinsurance and insurance industry or our company. However, press coverage and other public statements that assert some form of wrongdoing, regardless of the factual basis for the assertions being made, could result in inquiry or investigation by regulators, legislators and/or law enforcement officials or in lawsuits. The involvement of our company in any investigations or litigation would cause our company to incur legal costs and can divert the time and effort of senior management, and if our company was found to have violated any laws, we could be required to pay fines and damages, potentially in material amounts. Our company could also be adversely affected by negative publicity and the implementation of any new industry-wide regulations that may result from such publicly, which could increase the regulatory burdens under which our company operates. Adverse publicity can also have an adverse effect on our reputation, the morale and performance of employees, and on business retention, which could adversely affect our results of operations.
We are a holding company with no operations and limited assets of our own and as a result, our ability to service our debt obligations or pay dividends is limited or otherwise restricted, and dependent on the ability of our subsidiaries to distribute cash to us.
Our company has no direct operations and no significant assets other than the stock of our subsidiaries. Our ability to service our debt obligations or to pay dividends is limited by our status as a holding company. Moreover, none of our company’s subsidiaries are obligated to make funds available to us for the payment of our debt obligations or to pay dividends or otherwise. Additionally, our subsidiaries are subject to significant regulation which includes restrictions on certain of our subsidiaries’ ability to distribute cash to us, in some cases without prior regulatory approval, which may limit or restrict entirely our ability to service our debt obligations or to pay dividends on our Series A and Series B preferred stock. In addition, laws of the jurisdictions in which our subsidiaries are organized typically impose requirements that may restrict the ability of our subsidiaries to pay dividends to our company.
We may fail to authorize and pay dividends on our preferred stock.
We may fail to authorize and pay dividends on our preferred stock. Unpaid dividends could result in our inability to repurchase, redeem or otherwise acquire for consideration our preferred stock. The historical performance of us and of our affiliates should not be considered indicative of future results of our company’s investment portfolio or our ability to declare or pay dividends on our preferred stock. Ownership of our preferred stock may also give preferred shareholders other corporate governance rights that could weaken the rights and interests of other stakeholders.
Our failure to maintain effective internal controls could have a material adverse effect on our business in the future.
As a public company, we are subject to the reporting and controls requirements of the Exchange Act, the Sarbanes-Oxley Act, and certain stock exchange rules promulgated in response to the Sarbanes-Oxley Act. Any failure to maintain adequate internal controls over financial reporting or to implement required, new or improved controls, or difficulties encountered in their implementation, could cause material weaknesses or significant deficiencies in our internal controls over financial reporting, including with respect to the integration of the American Equity and American National internal controls and could result in errors or misstatements in our consolidated financial statements that could be material. If we were to conclude that our internal controls over financial reporting were not effective, investors could lose confidence in our reported financial information.
Our failure to achieve and maintain effective internal controls could have a material adverse effect on our business, our ability to access capital markets and investors’ perception of us. In addition, material weaknesses in our internal controls could require significant expense and management time to remediate.
We also may make errors or fail to detect incorrect or incomplete information in any of the large number of transactions we process through our complex customer application, suitability review, administrative, financial reporting, and accounting systems. Our controls and procedures to prevent such errors may not be effective. For example, we may fail to escheat property timely and completely, or fail to detect, deter or mitigate fraud against us or our customers.
Changes in accounting estimates and assumptions could negatively affect our financial position and results of operations.
Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations. We prepare our consolidated financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as reported amounts of revenues and expenses.
We periodically evaluate our estimates and assumptions and base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments and other factors.

Authorities may change accounting standards that apply to us, and we may adopt changes earlier than required. Changes in accounting rules applicable to our business may have an adverse impact on our results of operations and financial condition.
Risks Relating to General Economic Conditions
Changes in interest rates and credit spreads, which are out of our control, can materially and adversely affect our financial condition and results of operations.
Interest rates have a significant impact on our business both in terms of consumer demand for our products and on our investment performance. Substantial and sustained increases or decreases in market interest rates could materially and adversely affect our business, investment returns, financial condition, results of operations, liquidity and cash flows.
Rapidly rising interest rates could result in reduced persistency of our spread-based products if contract holders shift assets into higher yielding investments. Increasing rates on other insurance or investment products offered by competitors may also lead to higher surrenders by customers within certain segments of our direct insurance business. We may react to market conditions by increasing our crediting rates, which narrows our “spread,” or the difference between the amounts we earn on investments and the amount we must pay under our contracts. In addition, an increase in market interest rates could reduce the value of certain of our investments held as collateral under reinsurance agreements and require us to provide additional collateral, thereby reducing our available capital and potentially creating a need for additional capital which may not be available to us on favorable terms, or at all.
During periods of prolonged low interest rates, investment earnings may be lower because the interest earned on floating rate fixed income investments will likely have declined with the market interest rates, which in turn may impact the performance of our business. Further, we may also be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our “net investment spread” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support the obligations under such contracts. A decline in market interest rates or credit spreads could have an adverse effect on our investment income as we invest cash in new investments that may earn less than the portfolio’s average yield. Although during such periods we may seek to mitigate the impact of low interest rates through actions such as reducing the guaranteed minimum crediting rates on new fixed annuity contracts and reducing crediting rates on in-force contracts, where permitted to do so, there is no guarantee that such actions may completely offset the impact of a low interest rate, and our sales volume may be negatively impacted as a result. Our ability to decrease product crediting rates in response may be limited by market and competitive conditions and by regulatory or contractual minimum rate guarantees. Furthermore, a low-interest rate environment with reduced investment market returns could encourage alternative capital providers to enter the insurance market in order to achieve higher returns. This could have the effect of increasing the level of competition in the insurance market and applying pressure on premiums, which could affect the gross written premium that we are able to generate.
A gradual increase in longer-term interest rates relative to short-term rates generally will have a favorable effect on the profitability of products within our direct insurance business – particularly interest-sensitive life insurance and fixed annuities.
While we maintain a diversified investment portfolio comprising assets with various maturities to support product liabilities and ensure liquidity and use asset liability management processes to mitigate the effect on our spreads of changes in interest rates, they may not be fully effective.
The interest rate environment affects estimated future profit projections, which could impact the estimates of policyholder liabilities within our insurance business. Significantly lower future estimated profits may require us to establish additional policyholder liabilities, thereby reducing earnings. We periodically review assumptions with respect to future earnings to ensure they remain appropriate considering the current interest rate environment.
Fluctuations in credit spreads can also contribute to the industry’s cyclicality and may materially and adversely affect our investment performance including investment income or cause realized and unrealized losses. We are subject to risks associated with potential declines in credit quality related to specific issuers or specific industries and a general weakening in the economy, which are typically reflected through credit spreads. Our exposure to credit spreads primarily relates to market price volatility and investment risk associated with the fluctuation in credit spreads. Additionally, fluctuations in credit spreads may materially and adversely impact the actuarial balances such as policyholder reserves. Credit spreads increase or decrease in response to the market’s perception of risk and liquidity of a specific issuer or specific sector and are influenced by the credit ratings, and the reliability of those ratings, published by external rating agencies. Widening credit spreads may cause unrealized losses in our investment portfolio and increase losses associated with written credit protection derivatives used in replication transactions. Increases in credit spreads of issuers due to credit deterioration may result in higher levels of impairments. Tightening credit spreads may reduce our investment income and cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread.
One key factor that contributes to the cyclicality in insurers’ underwriting results are interest rate movements. In a high-interest rate environment, increased investment returns may reduce insurers’ required contribution from underwriting performance to achieve an attractive overall return. This may result in a less-disciplined approach to underwriting in the market generally as some underwriters could be inclined to offer lower premium rates to generate more business. An increase in market interest rates or credit spreads could also have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities in our investment portfolio.

Economic and business conditions that impact the debt or equity markets could impact our ability to access credit markets.
General economic and business conditions that impact the debt or equity markets could impact the availability of credit to, and cost of credit for, our company. Actions to reduce inflation, including raising interest rates, increase our cost of borrowing, which in turn could make it more difficult to obtain financing for our operations or investments on favorable terms. We utilize bilateral revolving credit facilities and other short-term borrowings and the amount of interest charged on these facilities will fluctuate based on changes in underlying short-term interest rates. Any economic event that affects interest rates or the ability to refinance borrowings could materially adversely impact our financial condition. Continued movements in interest rates could also affect the discount rates used to value our assets, which in turn could cause their valuations to be reduced resulting in a material reduction in our equity value.
In addition, some of our operations either currently have a credit rating or may have a credit rating in the future. A credit rating downgrade may result in an increase in the cost of debt for the relevant businesses and reduced access to debt markets.
Some assets in our portfolio have a requirement for significant capital expenditure. For other assets, cash, cash equivalents and short-term investments combined with cash flow generated from operations are believed to be sufficient for it to make the foreseeable required level of capital investment. However, no assurance can be given that additional capital investments will not be required in these businesses. If we are unable to generate enough cash to finance necessary capital expenditures through operating cash flow, then we may be required to issue additional equity or incur additional indebtedness. The issue of additional equity would be dilutive to existing unitholders at the time. Any additional indebtedness would increase our leverage and debt payment obligations, and may negatively impact our business, financial condition and results of operations.
Our business relies on continued access to capital to fund new investments and capital projects. While we aim to prudently manage our capital requirements and ensure access to capital is always available, it is possible we may overcommit ourselves or misjudge the requirement for capital or the availability of liquidity. Such a misjudgment may require capital to be raised quickly and the inability to do so could result in negative financial consequences or in extreme cases bankruptcy.
Inflation may adversely reduce the profitability of our subsidiaries and results of operations.
Our subsidiaries are impacted by heightened inflationary pressures. High inflation continued to drive tightening in monetary policies by major central banks in 2023, posing risks to economic growth ahead. Central banks in various countries may continue to raise interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures in many parts of the world. Interest rate risk poses a significant market risk to us as a result of interest rate-sensitive assets and liabilities held by us and our operating business. Higher interest rates or elevated interest rates for a sustained period could also result in an economic slowdown. Economic contraction or further deceleration in the rate of growth in certain industries, sectors or geographies may contribute to poor financial results at our subsidiaries.
Continued rising inflation could adversely impact returns on our investment portfolio and results of operations. The effects of inflation can increase expense risk, resulting in increased costs in servicing and maintaining insurance, savings or reinsurance contracts, including direct expenses and allocations of overhead costs. Failure to accurately factor in higher inflation in our pricing assumptions may result in mispricing of our subsidiaries’ products, which could materially and adversely impact our results of operations. In addition, inflation can also impact our investment portfolio rate of return and corresponding investment income.
All of our subsidiaries are subject to general economic and political conditions and risks relating to the markets in which our company operates.
The industries in which our company operates are impacted by political and economic conditions, and in particular, adverse events in financial markets, which may have a significant effect on global or local economies. Some key impacts of general financial market turmoil include contraction in credit markets resulting in a widening of credit spreads, devaluations and enhanced volatility in global equity, commodity and foreign exchange markets and a general lack of market liquidity. A slowdown in the financial markets or other key measures of the global economy or the local economies of the regions in which our company operates, including, but not limited to, employment rates, business conditions, inflation, lack of available credit, the state of the financial markets, interest rates and tax rates may adversely affect our company’s growth and profitability.
The demand for services provided by our subsidiaries are, in part, dependent upon and correlated to general economic conditions and economic growth of the regions in which our subsidiaries conduct business. Poor economic conditions or lower economic growth in a region or regions may, either directly or indirectly, reduce demand for the services provided by our company.
In addition, our company may be affected by political uncertainties which may have global repercussions, including in markets where our company currently operates or intends to expand into the future. The uncertainties include geopolitical concerns and other global events, including, without limitation, trade conflict, civil unrest, national and international political circumstances (including outbreak of war, terrorist acts or security operations) and pandemics or other severe public health events, that have contributed and may continue to contribute to volatility in global equity and debt markets. For example, the ongoing war between Russia and Ukraine and the conflict in the Middle East and the global response to each, including the imposition of widespread economic and other sanctions, has significantly impacted the global economy and financial markets.

We may incur significant losses resulting from catastrophic events, including natural disasters, public health crises, illness, epidemics or pandemics and their related effects.
Our business could be exposed to effects of catastrophic events, including natural disasters and pandemics/epidemics such as COVID-19 (including the emergence and progression of new variants), which could materially and adversely affect our results of operations and financial condition due to disruptions to commerce, reduced economic activity and other unforeseen consequences that are beyond our control.
Certain of our property and casualty products and services are exposed to catastrophe related losses caused by natural events, such as floods, hurricanes, tornadoes, wildfires, droughts, earthquakes, snow, hail and windstorms, and manmade events, such as terrorism, riots, explosions, hazardous material releases, and utility outages. Our life, annuity and health products and services are exposed to the risk of catastrophic mortality or illness, such as a pandemic, an outbreak of an easily communicable disease, or another event that causes a large number of deaths or high morbidity. Certain of our investments are also exposed to catastrophes, including certain of our real estate and infrastructure investments. Our operating results may vary significantly from one period to the next since the likelihood, timing, severity, number or type of catastrophe events cannot be accurately predicted. Our losses in connection with catastrophic events are primarily a function of the severity of the event and the amount of our exposure in the affected area. Although we will actively manage our risk exposure to catastrophes through underwriting limits and processes, and further mitigate risk of loss through the purchase of reinsurance protection and other hedging instruments, an especially severe catastrophe or series of catastrophes could exceed our reinsurance or hedging protection and may have a material adverse impact on our business, results of operations and/or financial condition.
Climate change, and increasing regulation with respect to climate change, may adversely impact our results of operations.
The rise in the frequency of extreme weather events has increased natural disaster-related insurance claims, particularly from underwriting property insurance, requiring us to consider changes in premiums, product coverages, underwriting practices, and reinsurance utilization. There are concerns that the increased frequency and severity of weather-related catastrophes, such as floods, hurricanes and wildfires, and the corresponding increase in losses incurred by the industry in recent years, are indicative of changing weather patterns, whether as a result of global climate change caused by human activities or otherwise, which could cause such events to persist. Increased weather-related catastrophes would lead to higher overall losses, which we may not be able to recoup, particularly in a highly regulated and competitive environment, and higher reinsurance costs. Increased weather-related catastrophes could also result in increased credit exposure to reinsurers and other counterparties with which we do business. Certain catastrophe models assume an increase in frequency and severity of certain weather or other events, which could result in a disproportionate impact on insurers with certain geographic concentrations of risk. This would likely increase the risks of writing property insurance in coastal areas or areas susceptible to wildfires or flooding, particularly in jurisdictions that restrict pricing and underwriting flexibility. The threat of rising seas or other catastrophe losses as a result of climate change may also cause property values in coastal or such other communities to decrease, reducing the total amount of insurance coverage that is required. Climate change-related risks also present challenges to our ability to effectively underwrite, model and price risk. The effects of climate change could also lead to increased credit risk of other counterparties we transact business with, including reinsurers.
In addition, climate change could have an impact on assets in which we invest, resulting in realized and unrealized losses in future periods that could have a material adverse impact on our results of operations and/or financial position. Such investment risks can include, but are not limited to, changes in supply and demand characteristics for fossil fuels, advances in low-carbon technology and renewable energy development, effects of extreme weather events on the physical and operating exposure of industries and issuers, and the transition that issuers make towards addressing climate risk in their own businesses. It is not possible to foresee with certainty which, if any, assets, industries or markets will be materially and adversely affected, nor is it possible to foresee the magnitude of such effect.
We are subject to complex and changing regulation and public policy debates relating to climate change that are difficult to predict and quantify and that may have an adverse impact on our business. We cannot predict how legal, regulatory and social responses to concerns about climate change will impact our business or the value of our investments.
All of our subsidiaries are subject to changes in government policy and legislation.
Our financial condition and results of operations could also be affected by changes in economic or other government policies or other political or economic developments in each country or region, as well as regulatory changes or administrative practices over which our company has no control such as: the regulatory environment related to our company’s business operations, concession agreements and periodic regulatory resets; interest rates; benchmark interest rate reforms; currency fluctuations; exchange controls and restrictions; inflation; tariffs; liquidity of domestic financial and capital markets; policies relating to tax; and other political, social, economic, and environmental developments that may occur in or affect the jurisdictions in which our subsidiaries are located or conduct business or the jurisdictions in which the customers of our subsidiaries are located or conduct business or both. For a description of insurance regulations, see Item 1A “Risk Factors — Risks Relating to Regulation — Our insurance business is highly regulated, and such regulation and any supervisory and enforcement policies, or changes thereto, may materially impact our capitalization or cash flows, reduce our profitability and limit our growth”.
In addition, operating costs can be influenced by a wide range of factors, including the need to comply with the directives of central and local government authorities. It is difficult to predict government policies and what form of laws and regulations will be adopted or how they will be construed by the relevant courts, or the extent to which any changes may adversely affect our company. Any reforms to benchmark interest rates could create significant risks and challenges for our company and our subsidiaries. The discontinuance of, or changes to, benchmark interest rates require adjustments to agreements to which our company and other market participants are parties, as well as to related systems and processes.

Risks Relating to Our Investments
We could suffer losses if our investment strategy is unsuccessful.
The success of our investment strategy is central to the success of our business, and there can be no guarantee that we will be able to achieve any particular return for our investment portfolio in the future. In particular, we structure our investments to take into account and appropriately match our anticipated liabilities under our insurance contracts. There is no guarantee that our investment strategy will be successful, or that we will be able to originate future investment opportunities that are appropriately matched to our current and future liabilities. A failure to source attractive investment opportunities or to deploy our assets in line with our investment strategy would have a significant and adverse effect on our investment returns, and in turn on our operations and financial performance.
If our investments underperform or if they are not adequately structured to match our liabilities, we may be forced to liquidate investments prior to maturity at a significant loss or we may be forced to reinvest cash flows from our investments at a potentially lower yield than anticipated. Additionally, a portion of our investment portfolio is considered less liquid and may be more difficult to value. As a result, we may fail to properly value, and may not be able to realize our full carrying value in, such instruments.
The success of any investment activity is affected by general economic conditions. General economic conditions may materially and adversely affect the markets for corporate debt securities and structured securities such as commercial mortgage-backed or other asset backed securities. Unexpected volatility or illiquidity in the markets in which we directly or indirectly hold positions could materially and adversely affect us.
Before making investments, we undertake a due diligence process. However, the due diligence investigation may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating the investment opportunity, and, as a result, our results of operations, financial condition and cash flows may be materially and adversely affected.
We are exposed to counterparty credit risk which, in turn, increases our exposure to liabilities.
We are exposed to counterparty credit risk, which is the uncertainty of whether a counterparty will honor its obligation under the terms of a security, loan or contract. While we undertake extensive diligence on all credit investments and creditworthiness of our borrowers or investment counterparties, we are exposed to the risks of missed payment, default loss or investment underperformance due to credit risk. We have counterparty credit risk with other companies through reinsurance, including as that term is defined for U.S. statutory purposes.
We also have exposure to many other counterparties, including in the financial services industry. Many of these transactions expose us to credit risk in the event of default of our counterparty, either with respect to insufficient collateral that cannot be realized or is liquidated at prices not sufficient to recover the full amount of the related loan or derivative exposure, or in the case of default of unsecured debt instruments or derivative transactions. Our derivative counterparties may fail to perform. Our efforts to maintain quality and credit exposure concentration limits may be inadequate to mitigate this risk. Counterparties’ failure to deliver on their derivative instrument obligations may impose costs on us to fund index credits on our fixed index annuities. We may be unable to enforce our counterparties’ obligations to post collateral to secure their obligations to us. Among other things, a downturn in the U.S. or other economies could increase any or all of these risks.
Our valuation of securities and investments, as well as the determination of the amount of allowances and impairments taken on our investments are subjective and, if changed, could materially and adversely affect our results of operations or financial condition.
Valuations of the investments, including any property received in exchange for any investments, that are calculated will be done in good faith in accordance with guidelines prepared in accordance with U.S. GAAP. Valuations are subject to determinations, judgments, projections and opinions, and third parties or investors may disagree with such valuations. Accordingly, the carrying value of an investment will not necessarily reflect the price at which the investment could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. We generally will not, unless otherwise required to pursuant to applicable law and/or regulation, seek an independent view, opinion, support and/or appraisal for such valuation determinations.
During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, including fixed maturity and equity securities as well as short-term investments that are reported at estimated fair value, if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, the valuation process for certain asset classes that were in active markets with observable valuations may include inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period to period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold may have a material adverse effect on our financial condition.
The determination of the amount of allowances and impairments varies by investment-type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. However, historical trends may not be indicative of future impairments or allowances and any such future impairments or allowances could have a material adverse effect on our earnings and financial position.

We have a risk management framework in place to identify, assess and prioritize risks, including the market and credit risks to which our investments are subject. As part of that framework, we test our investment portfolio based on various market scenarios. Under certain stressed market scenarios, unrealized losses on our investment portfolio could lead to material reductions in its carrying value. Under some extreme scenarios, total shareholders’ equity could be negative for the period of time prior to any potential market recovery.
Our investment portfolio may be subject to concentration risk, which could threaten our financial condition.
Concentration risk arises from exposure to significant asset defaults of a single issuer, industry or class of securities, based on economic conditions, geography or as a result of adverse regulatory or court decisions. When an investor’s assets are concentrated and that particular asset or class of assets experiences significant defaults, the default of such assets could threaten the investor’s financial condition, results of operations and cash flows. Although we seek to mitigate concentration risk through our investment policies and guidelines, there is no assurance that we will be successful in managing this risk.
A number of our company’s assets are illiquid, and our company may be required to dispose of such assets if there is significant amount of unanticipated policyholder withdrawal, lapse, or claim activity or to meet other obligations.
Our company strives to maintain a sufficient level of liquidity to support the risk of withdrawal, lapse or claim activity under our insurance obligations. However, in order to provide necessary long-term returns and achieve our strategic goals, a portion of our assets are relatively illiquid. Many of our investments are in securities that are not publicly traded or that otherwise lack liquidity, such as our privately placed fixed maturity securities, below investment grade securities, investments in mortgage loans and alternative investments. In addition, our liquid assets may experience reduced liquidity during periods of market volatility or disruption.
If there is a significant amount of unanticipated policyholder withdrawal, lapse or claim activity, our company may be required to dispose of such illiquid assets on unfavorable terms. We may be forced to sell investments as a result of a lapse or surrender of all or some of the policies or as a result of claims activity in our property and casualty business. If we were forced to sell certain of our assets, there can be no assurance that we would be able to sell them for the values at which such assets are recorded and we might be forced to sell them at significantly lower prices. In addition, in many cases we may be prohibited by contract or applicable securities laws from selling such securities for a period of time. When we hold a security or position, it is vulnerable to price and value fluctuations and may experience losses if we are unable to timely sell, hedge or transfer the position. Thus, it may be impossible or costly for us to liquidate positions rapidly in order to meet unexpected withdrawal or recapture obligations. If we are unable to liquidate assets to offset withdrawal or lapse activity, it could have an adverse effect on our financial position and results of operations, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures.
Our investments are subject to credit risk, market risk, servicing risk, loss from catastrophic events and other risks, which could diminish the value that we obtain from such investments.
Our investments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the investment income we realize and our results of operations and financial condition.
Our investments are subject to risks of changes in market values and credit defaults. Periods of macroeconomic weakness or recession, volatility or disruption in the financial and credit markets could increase these risks and could potentially result in impairment of assets in our investment portfolio. In addition, the impact of political developments or tension, including any resulting sanctions, trade barriers or other restrictive actions that may be imposed by countries against governmental or other entities in other countries, also could lead to disruption, instability and volatility in the global markets, which may have an impact on our investments across negatively impacted sectors or geographies.
We are also subject to the risk that cash flows generated from the collateral underlying the structured products we own may differ from our expectations in timing or amount. In addition, many of our classes of investments, but in particular our alternative investments, may produce investment income that fluctuates significantly from period to period. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have a material and adverse effect on our business, results of operations, financial condition, liquidity and cash flows.
Certain of our investments are linked to real estate, including fixed maturity and equity securities such as commercial mortgage-backed securities and commercial mortgage loans. Defaults by third parties in the payment or performance of their obligations underlying these assets could reduce our investment income and realized investment gains or result in the recognition of investment losses. In addition, changes in laws and other regulatory developments relating to the mortgage loans may impact the investments of our portfolio linked to real estate in the future. Additionally, cash flow variability arising from an unexpected acceleration in the rate of mortgage prepayments can be significant, and could cause a decline in the estimated fair value of certain “interest only” securities.
Control over the underlying assets in all of our real estate-related investments is exercised through servicers that we do not control. If a servicer is not vigilant in seeing that borrowers make their required periodic payments, borrowers may be less likely to make these payments, resulting in a higher frequency of delinquency and default. If a servicer takes longer to liquidate nonperforming mortgages, our losses related to those loans may be higher than we expected.

Our investments in assets linked to real estate are also subject to loss in the event of catastrophic events, such as earthquakes, hurricanes, floods, tornadoes and fires. Climate change has exacerbated these risks and is likely to further increase both the likelihood of occurrence and the magnitude of impact in future periods. While loss experience in the event of a catastrophic event is contingent upon many factors, including the insured status of the underlying property and the seniority of our investment, in the case of structured securities, a catastrophic event impacting one or more of the regions of our real estate investments may cause some portion of the invested in assets linked to real estate to become impaired, which may have a material adverse impact on our financial condition and results of operations.
In addition to the credit and market risk that we face in relation to all of our real estate-related investments, certain of these investments may expose us to various environmental, regulatory or other risks. We are currently unable to predict the impact of such regulation on our business. Any adverse environmental claim or regulatory action against us resulting from our investments in real estate-related investments could adversely impact our reputation, business, financial condition and results of operations.
Our investment portfolio may include investments in securities of issuers based outside the U.S., including emerging markets, which may be riskier than securities of U.S. issuers.
We may invest in securities of issuers organized or based outside the U.S. that may involve heightened risks in comparison to the risks of investing in U.S. securities, including unfavorable changes in currency rates and exchange control regulations, reduced and less reliable information about issuers and markets, less stringent accounting standards, illiquidity of securities and markets, higher brokerage commissions, transfer taxes and custody fees, local economic or political instability and greater market risk in general. In particular, investing in securities of issuers located in emerging market countries involves additional risks, such as exposure to economic structures that are generally less diverse and mature than, and to political systems that can be expected to have less stability than, those of developed countries; national policies that restrict investment by foreigners in certain issuers or industries of that country; the absence of legal structures governing foreign investment and private property; an increased risk of foreclosure on collateral located in such countries; a lack of liquidity due to the small size of markets for securities of issuers located in emerging markets; and price volatility.
Risks Relating to Regulation
Our insurance business is highly regulated, and such regulation and any supervisory and enforcement policies, or changes thereto, may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.
We are subject to extensive insurance laws and regulations that affect nearly every aspect of our business. We are also subject to additional laws and regulations administered and enforced by a number of different governmental authorities in the jurisdictions in which we operate.
The laws and regulations applicable to us are complex and subject to change, and compliance is time consuming and personnel intensive. Changes in these laws and regulations, or interpretations by courts or regulators, may materially increase our costs of doing business and may result in changes to our practices that may limit our ability to grow and improve our profitability. Regulatory developments or actions against us could have material adverse financial effects and could harm our reputation. Among other things, we could be fined, prohibited from engaging in some or all of our business activities, or made subject to limitations or conditions on our business activities.
We face the risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may conflict with that of another regulator or enforcement authority or may change over time to our detriment. Regulatory investigations and examinations, which can be broad and unpredictable, may raise issues not identified previously and could result in new legal actions against us and industry-wide regulations that could adversely affect us. Further, we are experiencing increasing information requests from regulators without corresponding direct regulation being applicable to us, on issues such as climate change, cyber risks, AI, operational resilience, diversity and our investments in certain companies or industries. Responding to such requests adds to our compliance costs.
Insurance company supervision and regulation is generally intended for the benefit of policyholders and creditors rather than shareholders or other investors of the business. Among other things, the insurance laws and regulations applicable to us may:
•impose rules and restrictions on the marketing, distribution, administration and amendment of our annuity products and insurance policies;
•require the maintenance of certain solvency levels, including minimum levels of capital and surplus;
•require the maintenance of target capital levels, general and long-term business minimum solvency margins, enhanced capital requirements and a minimum liquidity ratio;
•require periodic examinations of our financial condition;
•require local offices, representatives and activities to be conducted in the relevant jurisdiction;
•restrict agreements with large revenue-producing agents;
•require us to obtain licenses or authorizations from regulators;
•regulate transactions, including investments in or transactions with affiliates or related parties and intra-group guarantees;
•in certain jurisdictions, restrict the payment of dividends or other distributions of capital;
•require the disclosure of financial and other information to regulators, including financial statements, financial conditions reports, and annual capital and solvency returns;
•impose restrictions on the nature, quality and concentration of investments;

•regulate the admissibility of assets and capital;
•provide for involvement in the payment or adjudication of claims beyond the terms of the policies;
•establish certain minimum operational requirements or customer service standards such as the timeliness of finalized policy language or lead time for notice of non-renewal or changes in terms and conditions; and
•allow for the performance of certain periodic examinations of its financial condition.
The impact of these regulations, including, in particular the restrictions on investments in affiliates or related parties, may have an adverse effect on our investment portfolio returns. As part of regular, mandated risk assessments, regulators may take steps that have the effect of restricting our business activities, which may in turn have a material impact on our ability to achieve growth objectives and earnings targets. All of our subsidiaries are subject to minimum capital and surplus requirements. Any failure to meet applicable requirements or minimum statutory capital requirements could subject us to examination or corrective action by regulators, including limitations on our writing additional business or engaging in finance activities, supervision, receivership, or liquidation. In addition, each regulated insurance business we operate is subject to a number of restrictions on assets we may hold under relevant regulations and tax rules, and regulators may, as has happened in the past, alter such restrictions, thus potentially affecting our investment policy and any associated projected income or growth return from our investments. In addition, based on our perceived risk profile, regulators may require additional regulatory capital to be held by us (including as part of guidance provided by the regulator to us on a confidential basis), which, among other things, may affect the business we can write and the amount of dividends we are able to pay out.
As a result, in connection with the conduct of our various subsidiaries, we believe it is crucial to establish and maintain good working relationships with the various regulatory authorities having jurisdiction over our subsidiaries. If those relationships and that reputation were to deteriorate, our subsidiaries could be materially and adversely affected. For example, we require various consents and approvals from our regulators, both with respect to transactions we enter into and in the ordinary course of the conduct of our subsidiaries. If we fail to maintain good working relationships with our regulators, it may become more difficult or impossible for us to obtain those consents and approvals, either on a timely basis or at all.
The insurance industry has experienced substantial volatility as a result of investigations, litigation and regulatory activity by various insurance, governmental and enforcement authorities, concerning various practices within the reinsurance and insurance industry. If we or any of our subsidiaries were to be found to be in breach of any existing or new laws or regulations now or in the future, we would be exposed to the risk of intervention by regulatory authorities, including investigation and surveillance, and judicial or administrative proceedings. In addition, our reputation could suffer and we could be fined, sanctioned or suspended or prohibited from engaging in some or all of our business activities or could be sued by counterparties, as well as forced to devote significant resources to cooperate with regulatory investigations, any of which could have a material adverse effect on our results of operations. These events, if they occur, could affect the competitive market and the way we conduct our business and manage our capital and could result in lower revenues and higher costs.
Lastly, international standards continue to emerge in response to the globalization of the insurance industry and evolving standards of regulation, privacy, solvency measurement and risk management. Any international conventions or mandates that directly or indirectly impact or influence the nature of regulation or industry operations in the jurisdictions in which we operate could negatively affect us.
Our failure to obtain or maintain licenses and/or other regulatory approvals as required for the operations of our subsidiaries may have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and process.
Each regulator retains the authority to license insurers in its jurisdiction and an insurer generally may not operate in a jurisdiction in which it is not licensed. The licenses currently held by our subsidiaries are limited in scope with respect to the products that may be sold within the respective jurisdictions. Currently, our subsidiaries maintain licenses in the United States and Bermuda. Our ability to retain licenses depends on our company’s and our subsidiaries’ ability to meet requirements established by applicable regulators.
To the extent our subsidiaries seek to sell products for which we are currently not licensed, such subsidiaries would be required to become licensed in each of the respective jurisdictions in which such products are expected to be sold. There is no assurance that our subsidiaries would be able to obtain the relevant licenses. The process of obtaining licenses is time consuming and costly and we may not be able to become licensed in jurisdictions other than those in which our subsidiaries are currently licensed and/or for products for which we are currently licensed. The modification of the conduct of our business resulting from our subsidiaries becoming licensed in certain jurisdictions or for certain products could significantly and negatively affect our business.
In addition, licensing regulations differ as to products and jurisdictions and may be subject to interpretation as to whether certain licenses are required with respect to the manner in which we may sell or service some of our products in certain jurisdictions. The degree of complexity is heightened based on the type of products that are issued, including where such products may cover risks in multiple jurisdictions. If a state regulator interprets a licensing requirement differently than we do and/or we are unable to meet their requirements, our subsidiaries could lose their licenses to do business in certain jurisdictions; be subject to additional regulatory oversight; have their licenses suspended; be subject to rescission requests, fines, administrative penalties or payments to policyholders or be subject to seizure of assets. A loss or suspension of any of our subsidiaries’ licenses or an inability of any of our subsidiaries to be able to sell or service certain of our insurance products in one or more jurisdictions may negatively impact our reputation in the insurance market and result in our subsidiaries’ inability to write new business, impair our competitive position, distribute funds or pursue our investment strategy.

Any future regulatory changes, including political, regulatory and industry initiatives by state and international authorities, could result in the imposition of significant restrictions on our ability to do business.
Changes to the laws and regulations, and interpretations and enforcement of such laws and regulations, that govern the conduct of our business could adversely affect our operations and profitability. In addition, legislation and other regulatory initiatives taken or which may be taken in response to conditions in the financial markets, global supervision and other factors may lead to additional regulation of the insurance industry in the coming years. Such changes could increase our regulatory and compliance burden, resulting in increased costs, or limit the type, amount or structure of compensation arrangements into which we may enter with certain of our associates, which could negatively impact our ability to compete with other companies in recruiting and retaining key personnel. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could adversely impact our ability to react to such changing conditions. We cannot predict what proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations may have on our business, results of operations and financial condition. In addition, changes in the laws or regulations to which our subsidiaries are subject or in the interpretation thereof by enforcement or regulatory agencies as well as increased monitoring compliance by international bodies of certain jurisdictions in which our subsidiaries operate could have a material adverse effect on our business and cause reputational damage to our subsidiaries.
Further, as insurance industry practices and legal, judicial, social and other conditions outside of our control change, unexpected issues related to claims and coverage may emerge. These changes may include modifications to long established business practices or policy interpretations, which may adversely affect us by extending coverage beyond our underwriting intent or by increasing the type, number or size of claims. For example, in January 2019, NYDFS issued Circular Letter No. 1, in which the department set out its views concerning the use of external consumer data sources in the underwriting of life insurance. NYDFS contends that external data sources can be unreliable and that many are not subject to regulatory oversight. Circular Letter No. 1 further highlights two particular areas of immediate concern for NYDFS involving the use of external data sources by life insurers. First, the department states that the use of external data sources has a significant potential to negatively impact protected classes of consumers in violation of state and federal anti-discrimination laws, and that insurers should not use an external data source unless the insurer can prove that such source does not violate anti-discrimination laws. Second, NYDFS contends that an insurer’s use of external data sources is often accompanied by a lack of transparency to consumers, which may implicate unfair trade practice law. Other states may undertake regulatory efforts similar to Circular Letter No. 1. For example, on July 6, 2021, the governor of Colorado signed Senate Bill 21-169, which also regulates an insurer’s use of external consumer data and information sources. In addition, the NAIC formed a committee on race and insurance which is focused on underwriting practices that may be an unintentional proxy for discrimination. As a result of these regulatory efforts, there is a great deal of uncertainty whether traditional underwriting criteria will be restricted by new state laws or regulations. Such regulatory efforts may significantly hinder our use of technological and innovative advances to underwrite and price life insurance accurately and deter the use of what is commonly called “big data” in the underwriting of property and casualty insurance.
A decrease in applicable capital ratios/calculations of our subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition.
In any particular year, statutory surplus amounts and applicable capital ratios in respect of our subsidiaries, may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by the insurance subsidiary (which itself is sensitive to equity market and credit market conditions), recognition of write-downs or other losses on investments held in our investment portfolio, the amount of additional capital such insurer must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the applicable capital formulas and the interpretation of the applicable regulator’s instructions with respect to capital calculation methodologies. Our financial strength and credit ratings are significantly influenced by statutory surplus amounts and the capital ratios of our subsidiaries. In addition, rating agencies may implement changes to their own internal models, which differ from the prescribed capital models in the United States or Bermuda, as applicable, that have the effect of increasing or decreasing the amount of statutory capital our subsidiaries should hold relative to the rating agencies’ expectations. Under stressed or stagnant capital market conditions and with the aging of existing insurance liabilities, without offsets from new business, the amount of additional statutory reserves that an insurance subsidiary is required to hold may materially increase. This increase in reserves would decrease the statutory surplus available for use in calculating the relevant subsidiary’s required capital ratio(s). To the extent that the capital ratios of any of our subsidiaries are deemed to be insufficient, we may seek to take actions to increase the capitalization of that subsidiary or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade. The failure of our subsidiaries to meet their respective capital requirements or any other applicable minimum capital and surplus requirements could subject them or us to further examination or corrective action imposed by insurance regulators, including limitations on the ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations and financial condition. A decline in the capital ratios of any our subsidiaries, whether or not such decline results in a failure to meet the applicable capital requirement, may limit the ability of that subsidiary to make dividends or distributions to us, could result in a loss of new business, or could be a factor in causing ratings agencies to downgrade financial strength ratings, each of which could have a material adverse effect on our business, results of operations and financial condition. Moreover, future revisions to the applicable capital calculations relevant to our subsidiaries could result in a reduction in those capital ratios below certain prescribed levels, and in case of such a reduction we may be required to hold additional capital in the applicable insurance subsidiary.

Potential government intervention in the insurance industry and instability in the marketplace for insurance products could hinder our flexibility and negatively affect the business opportunities that may be available to us in the market.
Government intervention in the insurance industry and the possibility of future government intervention have created uncertainty in the insurance markets. Governmental authorities worldwide have become increasingly interested in potential risks posed by the insurance industry as a whole to commercial and financial systems in general, and there could be increased regulatory intervention in the reinsurance and insurance industries in the future.
Government regulators are generally concerned with the protection of policyholders to the exclusion of other constituencies, including shareholders of insurers. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could adversely affect our business by, among other things:
•providing insurance capacity in markets and to consumers that we target;
•requiring our participation in industry pools and guaranty associations;
•further regulating the terms of reinsurance and insurance policies; or
•disproportionately benefiting the companies of one country over those of another.
Government intervention has in the recent past taken the form of financial support of certain companies in the reinsurance and insurance industry. Governmental support of individual competitors can lead to increased pricing pressure and a distortion of market dynamics. The insurance industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability, which may result in unexpected claims frequency and severity and delays or cancellations of products and services by insureds, insurers and reinsurers which could adversely affect our business.
Additionally, governments and regulatory bodies may take unpredictable action to ensure continued supply of insurance, particularly where a given event leads to withdrawal of capacity from the market. For example, regulators may seek to force us to offer certain covers to insureds, constrain our flexibility to apply certain terms and conditions or constrain our ability to make changes to the pricing of our policies. There can be no assurance as to the effect that any such governmental or regulatory actions will have on the financial markets generally or on our competitive position, business and financial condition. See Item 1A “Risk Factors — Risks Relating to Regulation — Any future regulatory changes, including political, regulatory and industry initiatives by state and international authorities, could result in the imposition of significant restrictions on our ability to do business.”
The insurance regulatory framework and legislation enacted in Bermuda as to economic substance may affect our operations.
Bermuda is on the European Union’s “whitelist” of cooperative tax jurisdictions, having delivered on the commitments each jurisdiction made to the European Union in 2019 to further enhance their respective regulatory and transparency frameworks. The European Commission has proposed sanctions against non-cooperative tax jurisdictions, including restrictions on certain European sovereign wealth funds channeling funds through entities domiciled in non-cooperative jurisdictions. If, in the future, the classification of either jurisdiction changes, so that Bermuda is again included on the European Union’s non-cooperative jurisdictions list, the ability of certain European sovereign wealth funds to invest in our business may be limited. In the future, individual European Union member states may also apply sanctions against non-cooperative jurisdictions. If, in the future, the classification of either jurisdiction changes and Bermuda is again included on the non-cooperative jurisdictions list, and these or other sanctions are implemented, we cannot guarantee that such sanctions will not have a material and adverse impact on our business.
In addition, pursuant to the Bermuda ESA that came into force in December 2018, a registered entity other than an entity which is resident for tax purposes in certain jurisdictions outside Bermuda, which we refer to as a non-resident entity, that carries on as a business any one or more of the “relevant activities” referred to in the Bermuda ESA must comply with economic substance requirements. The “relevant activities” are carrying on any one or more of the following activities: banking, insurance, fund management, financing and leasing, headquarters, shipping, distribution and service center, intellectual property and holding entity.
In this jurisdiction, an in-scope entity which is engaged in any one or more of the “relevant activities” must satisfy an economic substance test, by performing core income-generating activities in the jurisdiction, being directed and managed in an appropriate manner in the jurisdiction and, having within the jurisdiction (i) an adequate amount of operating expenditure incurred in each jurisdiction, (ii) an adequate physical presence and (iii) an adequate number of qualified full-time employees or other personnel.
The Bermuda ESA could affect the manner in which we operate our business, which could adversely affect our business, financial condition and results of operations. Non-compliance with the Bermuda ESA could result in significant financial penalties and other sanctions.
Regulatory regimes and changes to accounting rules may adversely impact our financial results irrespective of business operations.
Accounting standards and regulatory changes may require modifications to our accounting principles, both prospectively and for prior periods, and such changes could have an adverse impact on our financial results. Required modification of our existing principles, and new disclosure requirements, could have an impact on our results of operations and increase our expenses in order to implement and comply with any new requirements. Future changes to U.S. GAAP or Statutory Accounting Principles could impact our product profitability, reserve and capital requirements, financial condition or results of operations.

Risks Relating to Our Recently-Completed Merger and Relationship with Brookfield Reinsurance and BAM
The Company’s predecessor recently completed its Merger with Brookfield Reinsurance and its Post-Effective Merger with American National. As a result, the Company could experience challenges or unanticipated costs in integrating its operations with those of American National which could adversely affect our results of operations and financial condition.
On May 2, 2024, the Company’s predecessor, American Equity, completed the Merger, and on May 7, 2024, American Equity completed the Post-Effective Merger and the Reincorporation.
The Company could experience challenges in successfully integrating the American Equity operations with those of American National, particularly in harmonizing operational processes, internal control over financial reporting and disclosure controls and procedures, technology platforms, and corporate cultures. The complexity inherent in integrating our operations with those of American National could distract management and impact operational efficiency and could adversely affect our business, our results of operations, and our financial condition. We may fail to realize the anticipated benefits of the Merger or the Post-Effective Merger, including due to factors that may be outside of our control, such as changes in laws or regulations or in the interpretation of existing laws or regulations, general economic, political, legislative or regulatory conditions, the loss or limited availability of the services of one or more of our executive officers or other key personnel, and other factors described in this report. Failure to realize the anticipated benefits of the Merger or the Post-Effective Merger could adversely affect our business, financial condition and results of operations.
We only list preferred shares on the NYSE and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements. Holders of our preferred shares will not have the same protections afforded to shareholders of companies that are subject to such requirements.
Following the Merger and Post-Effective Merger, our common shares were delisted from the NYSE and only our preferred shares remain listed on the NYSE. As a result, certain of the listing rules, corporate governance requirements and provisions of the Exchange Act, are no longer applicable to us.
Following the Merger and Post-Effective Merger, we have elected to utilize certain of the exemptions available to us and may elect to utilize all of the exemptions available to us in the future. Accordingly, holders of our preferred shares no longer have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE or certain of the reporting obligations under the Exchange Act.
The interests of the sole holder of our common shares may differ from the interests of holders of our preferred shares and our outstanding indebtedness.
Following the Merger and Post-Effective Merger, Brookfield Reinsurance indirectly owns all of the Company’s outstanding common shares and has the ability to appoint and remove from time to time all of the members of our Board of Directors (the "Board"). As a result, we are controlled by Brookfield Reinsurance, and it has significant influence over our business. The interests of Brookfield Reinsurance in many cases will differ from those of holders of our outstanding indebtedness and preferred shares in material respects. For example, Brookfield Reinsurance may have an interest in pursuing acquisitions, divestitures, financings or other transactions that might involve risks to or otherwise adversely affect holders of our outstanding indebtedness or preferred shares. In addition, Brookfield Reinsurance may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are our suppliers or customers. The companies in which Brookfield Reinsurance invests may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
We depend on affiliates of BAM under certain Investment Management Agreements and our business may experience a material adverse impact should we lose any of the services provided to our company thereunder.
We rely on affiliates of BAM as an investment manager of our subsidiaries under certain Investment Management Agreements. BAM is not required to maintain the employment of any of its professionals or to cause any particular professionals to provide services to us or on our behalf. In addition, the employees of BAM that provide services to our company are not required to have as their primary responsibility the provision of investment management services to our company or to act exclusively for our company. BAM may provide similar services to other companies, including those who compete with us. If our company were to lose the investment management services provided by BAM, or if BAM fails to perform its obligations under the Investment Management Agreements adequately, we may experience a material adverse impact on our business operations.

Risks Relating to Taxation
The U.S. federal base erosion and anti-abuse tax may significantly increase our tax liability.
Our U.S. subsidiaries may be subject to the base erosion and anti-abuse tax (“BEAT”). The BEAT operates as a minimum tax and generally is calculated as a percentage (10% for certain taxable years before 2026 and 12.5% thereafter) of the “modified taxable income” of an “applicable taxpayer”. Modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to certain payments made to non-U.S. affiliates, as well as the “base erosion percentage” of any net operating loss deductions. The BEAT applies only to the extent it exceeds a taxpayer’s regular corporate income tax liability (determined without regard to certain tax credits) and only in years in which the “base erosion percentage” exceeds a specified percentage. If applicable in any given year, the BEAT may significantly increase the tax liability of our U.S. subsidiaries for such year.
Our company or our non-U.S. subsidiaries may be subject to U.S. federal income taxation in amounts greater than expected, which could have a material adverse effect on our financial condition and operating results.
Our company and certain of our subsidiaries are treated as foreign corporations under the Code. Any such non-U.S. subsidiary that is considered to be engaged in a trade or business in the United States generally will be subject to U.S. federal income taxation on a net basis on its income that is effectively connected with such U.S. trade or business (including a branch profits tax on the portion of its earnings and profits that is attributable to such income, subject to certain adjustments), unless otherwise provided under an applicable income tax treaty. In addition, a non-U.S. subsidiary generally will be subject to U.S. federal income taxation on a gross basis on certain U.S.-source income, as well as a U.S. federal excise tax on certain premiums earned on insurance with respect to U.S. risks that are not effectively connected with a U.S. trade or business, unless otherwise provided under an applicable income tax treaty.
We expect each of our non-U.S. subsidiaries to operate in a manner that will not cause it to be treated as engaged in a trade or business within the United States or, if applicable under an income tax treaty, as carrying on a business in the United States through a permanent establishment. However, the potential application of the BEAT (discussed above), the complex application of the rules for determining the U.S. federal income tax liability of a corporation under U.S. federal income tax reform legislation signed into law on December 22, 2017 (the “Tax Cuts and Jobs Act”), and other factors, including any future tax legislation, may cause some or all of the non-U.S. subsidiaries to conduct business differently. Moreover, there is considerable uncertainty as to when a foreign corporation is engaged in a trade or business within the United States and as to what constitutes a permanent establishment under the applicable tax treaties.
Based on such uncertainty, there can be no assurance that the U.S. Internal Revenue Service (the “IRS”) will not contend successfully that one or more of our non-U.S. subsidiaries is engaged in a trade or business (or carrying on business through a permanent establishment) in the United States. If one or more of the non-U.S. subsidiaries were treated as engaged in a trade or business (or carrying on business through a permanent establishment) in the United States, then such non-U.S. subsidiaries could be subject to U.S. federal income taxation on the portion of their net income treated as effectively connected with a U.S. trade or business (or their business profits attributable to a U.S. permanent establishment), as well as the U.S. branch profits tax. Any such U.S. federal income taxation could result in substantial tax liabilities and consequently could have a material adverse effect on our business, financial condition, and operating results.
Changes in U.S. tax law might adversely affect us or our shareholders.
The tax treatment of our company and our subsidiaries may be the subject of future U.S. tax legislation. We cannot predict whether any particular proposed legislation will be enacted or, if enacted, what the specific provisions or the effective date of any such legislation would be, or whether it would have any effect on our company or our subsidiaries. No assurance can be provided that future legislative, administrative, or judicial developments will not result in an increase in the amount of U.S. tax payable by our company, our subsidiaries, or shareholders. Any such developments could have a material and adverse effect on shareholders or our business, financial condition, and operating results.
There is U.S. income tax risk associated with reinsurance between U.S. insurance companies and their non-U.S. affiliates.
If a reinsurance agreement is entered into among related parties, the IRS is permitted to reallocate or recharacterize income, deductions, or certain other items, and to make any other adjustment, to reflect the proper amount, source, or character of the taxable income of each of the parties. If the IRS were to successfully challenge our reinsurance arrangements, then our business, financial condition, and operating results could be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
4.1
Indenture, dated as of June 13, 2022, by and between American National Group, LLC (formerly known as American National Group, Inc.) and Wilmington Trust, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 8, 2024)

4.2
First Supplemental Indenture, dated as of May 7, 2024, by and between American Equity Investment Life Holding Company and Wilmington Trust, National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on May 8, 2024)

4.3	Form of Note representing the 6.144% Notes due 2032. (included in Exhibit 4.1)
10.1 *	CEO Separation Letter, dated as of April 30, 2024, by and between the Company and Anant Bhalla. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 2, 2024)
10.2	Form of Tax Reimbursement Agreement. (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 2, 2024)
10.3
Term Loan Agreement, dated May 7, 2024, among American Equity Investment Life Holding Company, the lenders party thereto and Bank of Montreal, as administrative agent. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 8, 2024)

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
101
The following materials from American National Group Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	The cover page from American National Group Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2024 formatted in iXBRL and contained in Exhibit 101.
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

Date:	August 14, 2024	AMERICAN NATIONAL GROUP INC.

		By:	/s/ Reza Syed
Reza Syed
Chief Financial Officer & Executive Vice President