Form 10-Q
period 2024-09-30
American National Group Inc.
filed 2024-11-15
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 001-31911
American National Group Inc.
(Exact name of Registrant as specified in its charter)

Delaware	42-1447959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Moody Plaza
Galveston, Texas 77550
(Address of principal executive offices, including zip code)
(888) 221-1234
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2024, 10,000 shares of our common shares were outstanding, all of which are held by Brookfield Wealth Solutions Ltd. and its affiliates.
American National Group Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) for Form 10-Q and therefore is filing this Form 10-Q in the reduced disclosure format.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except share and per share data)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Investments:
Available-for-sale fixed maturity securities, at fair value (net of allowance for credit losses of $22 and $24, respectively; amortized cost of $43,949 and $13,281, respectively)	$45,683	$12,877
Equity securities, at fair value	1,522	1,404
Mortgage loans on real estate, at amortized cost (net of allowance for credit losses of $88 and $53, respectively)	11,866	5,658
Private loans, at amortized cost (net of allowance for credit loss of $26 and $8, respectively)	2,725	194
Real estate and real estate partnerships (net of accumulated depreciation of $235 and $320, respectively)	6,474	3,611
Investment funds	2,661	1,592
Policy loans	277	390
Short-term investments	3,674	2,397
Other invested assets	1,142	120
Total investments	76,024	28,243

Cash and cash equivalents	13,873	3,192
Accrued investment income	688	196
Deferred policy acquisition costs, deferred sales inducements and value of business acquired	8,376	944
Premiums due and other receivables	503	484
Ceded unearned premiums	165	45
Deferred tax asset	288	291
Reinsurance recoverables and deposit assets	18,015	427
Property and equipment (net of accumulated depreciation of $346 and $333, respectively)	187	168
Intangible assets (net of accumulated amortization of $35 and $2, respectively)	1,599	44
Goodwill	754	121
Other assets	1,885	541
Separate account assets	1,302	1,189
Total assets	$123,659	$35,885

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except share and per share data)

(Unaudited)

	September 30, 2024	December 31, 2023
Liabilities
Future policy benefits	$7,179	$6,108
Policyholders’ account balances	82,413	17,177
Policy and contract claims	1,903	1,870
Market risk benefits	3,725	34
Unearned premium reserve	1,164	1,139
Due to related parties	43	—
Other policyholder funds	348	335
Notes payable	179	174
Long term borrowings	2,959	1,493
Funds withheld for reinsurance liabilities	8,812	—
Other liabilities	3,650	467
Separate account liabilities	1,302	1,189
Total liabilities	113,677	29,986

Equity
Preferred stock, Series A; par value $1 per share; $25,000 per share liquidation preference; 20,000 shares authorized; issued and outstanding: 2024 - 16,000 shares 2023 - no shares	389	—
Preferred stock, Series B; par value $1 per share; $25,000 per share liquidation preference; 12,000 shares authorized; issued and outstanding: 2024 - 12,000 shares 2023 - no shares	296	—
Additional paid-in capital	6,942	5,185
Accumulated other comprehensive income (loss), net of taxes	1,481	(109)
Retained earnings	709	716
Non-controlling interests	165	107
Total equity	9,982	5,899
Total liabilities and equity	$123,659	$35,885

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net premiums	$888	$784	$3,037	$2,567
Other policy revenue	208	106	504	306
Net investment income	1,024	375	2,396	1,020
Investment related gains (losses)	(128)	(12)	(160)	(32)
Other income	12	11	12	32
Total revenues	2,004	1,264	5,789	3,893

Policyholder benefits and claims incurred	846	717	2,962	2,406
Interest sensitive contract benefits	523	133	1,068	338
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	289	136	649	399
Change in fair value of insurance-related derivatives and embedded derivatives	344	54	346	54
Change in fair value of market risk benefits	134	(14)	292	(21)
Operating expenses	228	147	666	450
Interest expense	49	27	114	73
Total benefits and expenses	2,413	1,200	6,097	3,699
Net income (loss) before income taxes	(409)	64	(308)	194
Income tax expense (benefit)	(77)	9	(337)	28
Net income (loss)	(332)	55	29	166
Less: Net income (loss) attributable to noncontrolling interests	(44)	1	(51)	3
Net income (loss) attributable to American National Group Inc. stockholders	(288)	54	80	163
Less: Preferred stock dividends	11	—	22	—
Net income (loss) attributable to American National Group Inc. common stockholder	$(299)	$54	$58	$163
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(332)	$55	$29	$166
Other comprehensive income, net of tax:
Change in net unrealized investment gains (losses)	1,334	(133)	1,677	(8)
Foreign currency translation	1	—	6	—
Change in discount rate for future policy benefits	(231)	182	(49)	138
Change in instrument-specific credit risk for market risk benefits	(71)	(5)	(66)	(19)
Defined benefit pension plan adjustment	3	1	22	4
Total other comprehensive income	1,036	45	1,590	115
Comprehensive income	704	100	1,619	281
Less: Comprehensive income (loss) attributable to noncontrolling interest	(44)	1	(51)	3
Comprehensive income attributable to American National Group Inc.	$748	$99	$1,670	$278
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
(Unaudited)

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
For the three months ended September 30, 2024
Balance at June 30, 2024	$685	$6,935	$445	$1,005	$187	$9,257
Net income (loss) for period	—	—	—	(288)	(44)	(332)
Other comprehensive income (loss)	—	—	1,036	—	—	1,036
Contributions from noncontrolling interests	—	—	—	—	22	22
Dividends	—	—	—	(8)	—	(8)
Other	—	7	—	—	—	7
Balance at September 30, 2024	$685	$6,942	$1,481	$709	$165	$9,982

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
For the three months ended September 30, 2023
Balance at June 30, 2023	$—	$3,805	$(378)	$433	$100	$3,960
Net income (loss) for period	—	—	—	54	1	55
Other comprehensive income (loss)	—	—	45	—	—	45
Contributions from noncontrolling interests	—	—	—	—	1	1
Dividends	—	(750)	—	—	—	(750)
Capital contribution	—	2,130	—	—	—	2,130
Balance at September 30, 2023	$—	$5,185	$(333)	$487	$102	$5,441

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
For the nine months ended September 30, 2024
Balance at December 31, 2023	$—	$5,185	$(109)	$716	$107	$5,899
Net income (loss) for period	—	—	—	80	(51)	29
Other comprehensive income (loss)	—	—	1,590	—	—	1,590
Contributions from noncontrolling interests	—	—	—	—	109	109
Dividends	—	—	—	(87)	—	(87)
Impact of common control acquisition	685	1,757	—	—	—	2,442
Balance at September 30, 2024	$685	$6,942	$1,481	$709	$165	$9,982

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
For the nine months ended September 30, 2023
Balance at December 31, 2022	$—	$3,805	$(448)	$324	$74	$3,755
Net income (loss) for period	—	—	—	163	3	166
Other comprehensive income (loss)	—	—	115	—	—	115
Contributions from noncontrolling interests	—	—	—	—	25	25
Dividends	—	(750)	—	—	—	(750)
Other	—	2,130	—	—	—	2,130
Balance at September 30, 2023	$—	$5,185	$(333)	$487	$102	$5,441
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Operating activities:
Net income	$29	$166
Adjustments to reconcile net income to net cash provided by operating activities:
Other policy revenue	(484)	(306)
Accretion on investments	(308)	(129)
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	649	399
Deferral of policy acquisition costs	(856)	(611)
Losses (gains) on investments and derivatives	(614)	(10)
Other losses (gains)	(5)	—
Provisions for credit losses (reversals)	30	(1)
Income from real estate partnerships, investment funds and corporations	(294)	(110)
Distributions from real estate partnerships, investment funds and corporations	262	60
Interest credited to policyholder account balances	1,300	431
Change in fair value of embedded derivatives	1,091	—
Depreciation and amortization	109	26
Deferred income taxes	(635)	(5)
Changes in operating assets and liabilities:
Insurance-related liabilities	989	908
Deposit liabilities	(19)	(107)
Funds withheld for reinsurance liabilities	(278)	—
Reinsurance recoverables and deposit assets	1,080	(21)
Accrued investment income	(80)	(23)
Working capital and other	138	9
Cash flows provided by operating activities	2,104	676

Investing activities:
Acquisition of subsidiary, net of cash acquired	10,836	—
Purchase of investments:
Fixed maturity, available-for-sale	(4,819)	(12,304)
Equity securities	(341)	(166)
Mortgage loans on real estate	(778)	(489)
Private loans	(2,140)	—
Real estate and real estate partnerships	(1,622)	(693)
Investment funds	(203)	—
Short-term investments	(6,290)	—
Other invested assets	(325)	(99)
Proceeds from sales and maturities of investments:
Fixed maturity, available-for-sale	3,484	11,317
Equity securities	22	74
Mortgage loans on real estate	1,184	371
Private loans	594	—
Real estate and real estate partnerships	319	—
Investment funds	379	—
Short-term investments	5,513	—
Other invested assets	38	84
Purchases of derivatives	(387)	—
Proceeds from sales and maturities of derivatives	706	—
Purchase of intangibles and property and equipment	(61)	(101)

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Proceeds from sales of intangibles and property and equipment	28	74
Distributions from equity accounted investments	—	152
Net change in policy loans	—	(9)
Change in collateral held for derivatives	417	55
Other, net	11	21
Cash flows provided by (used in) investing activities	6,565	(1,713)

Financing activities:
Dividends paid on preferred stock	(22)	(750)
Payments to noncontrolling interest	(1)	—
Borrowings from external parties	1,900	—
Repayment of borrowings to external parties	(1,501)	—
Policyholders’ account deposits	7,785	4,480
Policyholders’ account withdrawals	(6,117)	(1,844)
Debt issuance costs	(4)	—
Distributions to noncontrolling interest	(28)	26
Cash flows provided by financing activities	2,012	1,912

Cash and cash equivalents
Cash and cash equivalents, beginning of year	3,192	1,389
Net change during the period	10,681	875
Cash and cash equivalents, end of period	$13,873	$2,264

Supplementary disclosures of cash flow information:
Cash taxes paid (net of refunds received)	$62	$7
Cash interest paid	98	—

Non-cash investing and financing activities:
Fixed maturity securities, available-for-sale received in connection with pension risk transfer transactions	$462	$—
Equity securities transferred as consideration paid for acquisition of a subsidiary	218	—
Non-cash deposit on reinsurance	3,394	—
Transfer of invested assets	(1,810)	—
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
On May 2, 2024, the Company's predecessor, American Equity Investment Life Holding Company, an Iowa corporation ("AEL" or "American Equity") merged with and into Arches Merger Sub Inc. ("Merger Sub"), an indirect wholly-owned subsidiary of Brookfield Wealth Solutions Ltd. ("Brookfield Wealth Solutions"), with AEL surviving and becoming an indirect wholly-owned subsidiary of Brookfield Wealth Solutions (the "Merger"). In connection with the Merger, each issued and outstanding share of AEL's common stock was converted into the right to receive cash and class A limited voting shares of Brookfield Asset Management Ltd. (“BAM”). On May 7, 2024, American National Group, LLC ("American National"), an indirect, wholly-owned subsidiary of Brookfield Wealth Solutions, merged with and into AEL, with AEL surviving as an indirect, wholly-owned subsidiary of Brookfield Wealth Solutions (the "Post-Effective Merger"). Subsequently, AEL discontinued its existence as an Iowa corporation and continued its existence as a corporation incorporated in the State of Delaware (the "Reincorporation"). In connection with the Reincorporation, AEL changed its name to American National Group Inc. ANGI is an indirect, wholly-owned subsidiary of Brookfield Wealth Solutions. On September 4, 2024, Brookfield Wealth Solutions changed its name from Brookfield Reinsurance Ltd. to Brookfield Wealth Solutions Ltd. and, on September 6, 2024, changed its trading symbol from “BNRE” to “BNT”. For purposes of these notes to the unaudited consolidated financial statements (“financial statements”), the “Company” refers to either ANGI or AEL, as required by the context.
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
2. Summary of Significant Accounting Policies
The unaudited consolidated financial statements and notes thereto, including all prior periods presented, have been prepared under accounting principles generally accepted in the United States of America (“GAAP”). The financial statements are prepared on a going concern basis and have been presented in U.S. dollars (“USD”) rounded to the nearest million unless otherwise indicated. The financial statements should be read in conjunction with the December 31, 2023 audited consolidated financial statements of the Company and accompanying notes included in Exhibit 99.1 of the Form 8-K/A, filed with the SEC on August 27, 2024 and the Form 10-Q filed with the SEC on August 14, 2024. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2024. These financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented in accordance with GAAP.
The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Included among the material (or potentially material) reported amounts and disclosures that require use of estimates are: fair value of certain financial assets including real estate, derivatives, allowances for credit losses, deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”), value of business acquired (“VOBA”), goodwill and other intangibles, market risk benefits (“MRB”), future policy benefits (“FPB”), policyholder account balances (“PAB”) including the fair value of embedded derivatives, funds withheld for reinsurance liabilities, pension plans, and income taxes including the recoverability of our deferred tax assets. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.

Reclassification of Prior Year Presentation
As a result of the acquisition of AEL and the increase in significance of certain accounts resulting from the consolidation of AEL, certain previously reported amounts have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on net income (loss) as reported in the statements of operations, as well as total assets, liabilities or equity in the statements of financial position. The following tables and explanatory notes present adjustments within the statement of financial position as of December 31, 2023 and statement of operating results for the three and nine months ended September 30, 2023 to conform the presentation to that of ANGI’s.

	December 31, 2023
	American National, Historical	Reclassification to Conform Presentation	Notes	American National, Conformed
	(Dollars in millions)
Available-for-sale fixed maturity securities, at fair value	$13,071	$(194)	2(b)	$12,877
Private loans	—	194	2(b)	194
Market risk benefit asset	34	(34)	2(a)	—
Current tax receivable	98	(98)	2(a)	—
Prepaid pension	248	(248)	2(a)	—
Intangible assets	—	44	2(a)	44
Other assets	205	336	2(a)	541
Liability for retirement benefits	26	(26)	2(c)	—
Other liabilities	441	26	2(c)	467
	$14,123	$—		$14,123

	Three Months Ended September 30, 2023
	American National, Historical	Reclassification to Conform Presentation	Notes	American National, Conformed
	(Dollars in millions)
Net investment income	$339	$36	2(f), (j)	$375
Investment related gains (losses)	—	(12)	2(d)	(12)
Net realized investment gains (losses)	(15)	15	2(d)	—
Increase in investment credit loss	20	(20)	2(d)	—
Net gains (losses) on equity securities	(13)	13	2(d)	—
Policyholder benefits and claims incurred	(713)	(4)	2(f)	(717)
Interest credited to policyholders' account balances	(155)	155	2(f)	—
Interest sensitive contract benefits	—	(133)	2(j)	(133)
Amortization of deferred policy acquisition costs, deferred sales inducements, and value of business acquired	—	(136)	2(g), (i)	(136)
Change in fair value of insurance-related derivatives and embedded derivatives	—	(54)	2(f)	(54)
Change in fair value of market risk benefits	14	—	2(j)	14
Future policy benefit remeasurement losses	(4)	4	2(j)	—
Commissions for acquiring and servicing policies	(197)	197	2(h)	—
Other operating expenses	(187)	187	2(e)	—
Operating expenses	—	(147)	2(e), (g), (h), (i)	(147)
Interest expense	—	(27)	2(e)	(27)
Change in deferred policy acquisition	72	(72)	2(i)	—
Other components of net periodic pension benefit (costs), net of tax	2	(2)	2(j)	—
	$(837)	$—		$(837)

	Nine Months Ended September 30, 2023
	American National, Historical	Reclassification to Conform Presentation	Notes	American National, Conformed
	(Dollars in millions)
Net investment income	$1,062	$(42)	2(f), (j)	$1,020
Investment related gains (losses)	—	(32)	2(d)	(32)
Net realized investment gains (losses)	(65)	65	2(d)	—
Increase in investment credit loss	7	(7)	2(d)	—
Net gains (losses) on equity securities	30	(30)	2(d)	—
Policyholder benefits and claims incurred	(2,404)	(2)	2(f)	(2,406)
Interest credited to policyholders' account balances	(431)	431	2(f)	—
Interest sensitive contract benefits	—	(338)	2(j)	(338)
Amortization of deferred policy acquisition costs, deferred sales inducements, and value of business acquired	—	(399)	2(g), (i)	(399)
Change in fair value of insurance-related derivatives and embedded derivatives	—	(54)	2(f)	(54)
Change in fair value of market risk benefits	22	(1)	2(j)	21
Future policy benefit remeasurement losses	(3)	3	2(j)	—
Commissions for acquiring and servicing policies	(590)	590	2(h)	—
Other operating expenses	(556)	556	2(e)	—
Operating expenses	—	(450)	2(e), (g), (h), (i)	(450)
Interest expense	—	(73)	2(e)	(73)
Change in deferred policy acquisition	214	(214)	2(i)	—
Other components of net periodic pension benefit (costs), net of tax	3	(3)	2(j)	—
	$(2,711)	$—		$(2,711)

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
(f)Mark-to-market gains (losses) on equity-indexed call options is reclassified from “Net investment income” to “Change in fair value of insurance-related derivatives and embedded derivatives” and the embedded derivatives within Policyholders’ Account Balances are reclassified from “Interest credited to policyholders’ account balances” to “Change in fair value of insurance-related derivatives and embedded derivatives”;
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
Basis of Consolidation
These financial statements include the accounts of the Company and its consolidated subsidiaries, which are legal entities in which the Company has a controlling financial interest by either holding a majority voting interest or is the primary beneficiary of the variable interest entity (“VIE”). All intra-group transactions, balances, income and expenses are eliminated in full on consolidation. The consolidation assessment, including the determination as to whether an entity qualifies as a VIE or VOE, depends on the specific facts and circumstances for each entity and requires judgment.
The following is a subset of the Company’s significant accounting policies and should be read in conjunction with the Company’s significant accounting policies described in Note 2 of the Company’s December 31, 2023 audited consolidated financial statements and June 30, 2024 Form 10-Q.
Real estate and real estate partnerships comprise investment real estate, as well as real estate joint ventures and other limited partnerships and include VIEs that are accounted for using the equity method of accounting. For certain real estate joint ventures and other limited partnerships, the Company elected the fair value option in accordance with ASC 825, Financial Instruments. These investments are fair valued on a recurring basis with the change in fair value reported in “Net investment income” in the statements of operations. In addition, certain other real estate joint ventures and limited partnership interest are consolidated investment company VIEs in accordance with ASC 946, Financial Services – Investment Companies. These investments are fair valued on a recurring basis with the change in fair value reported in “Net investment income”.
Other invested assets is primarily comprised of derivatives instruments. Derivative instruments are carried at fair value. Derivative instruments predominately include call options used to fund fixed indexed annuity contracts and equity-indexed universal life contracts (“insurance-related derivatives”). Derivative instruments also include foreign exchange forwards that are used to hedge the currency risk associated with investments denominated in foreign currencies. Derivative instruments are recorded at fair value on the acquisition date and subsequently revalued at fair value at each reporting date. Derivative instruments with positive values are recorded as derivative assets within “Other invested assets”. If a derivative is not designated for hedge accounting, changes in the fair value of derivatives are recorded in “Investment related gains (losses)” in the Consolidated Statements of Operations, except for insurance-related derivatives, whose fair value changes are recorded in “Change in fair value of insurance-related derivatives and embedded derivatives”, along with fair value changes from embedded derivatives on related fixed indexed annuity contracts.

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
Federal Home Loan Bank stock, as well as separately managed accounts, which are portfolios of individual securities such as stocks or bonds, that are managed on behalf of the Company by an investment manager, are also included in other invested assets and are carried at cost or market value if available from the account manager. Other invested assets also include Company owned life insurance, tax credit partnerships and mineral rights less allowance for depletion, where applicable.
Recently Issued Accounting Pronouncements
The Company continues to assess the impacts of the ASUs listed below that have been issued but not yet adopted as of September 30, 2024 on the financial statements. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.
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
ASU 2023-07 – On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require the disclosure of significant segment expenses by reportable segment, enhance interim disclosure requirements and clarify circumstances in which an entity can disclose multiple segment measures of profit or loss. This ASU is effective for fiscal periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this ASU on its Notes to the Consolidated Financial Statements.
ASU 2023-09 – On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU is effective for annual periods beginning after December 15, 2024, to be applied prospectively. The Company is currently evaluating the impact of this ASU on its Notes to the Consolidated Financial Statements.

3. Available-For-Sale Fixed Maturity Securities
The amortized cost and fair value of fixed maturity securities are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(Dollars in millions)
September 30, 2024
Fixed maturity, available-for-sale:
U.S. treasury and government	$78	$1	$(1)	$—	$78
U.S. states and political subdivisions	3,184	212	(13)	—	3,383
Foreign governments	398	31	—	—	429
Corporate debt securities	30,183	1,492	(182)	(20)	31,473
Residential mortgage-backed securities	1,067	57	(3)	(1)	1,120
Commercial mortgage-backed securities	2,710	94	(12)	—	2,792
Collateralized debt securities	6,329	96	(16)	(1)	6,408
Total fixed maturity securities	$43,949	$1,983	$(227)	$(22)	$45,683

December 31, 2023
Fixed maturity, available-for-sale:
U.S. treasury and government	$63	$—	$(1)	$—	$62
U.S. states and political subdivisions	594	1	(17)	—	578
Foreign governments	9	—	—	—	9
Corporate debt securities	11,144	79	(420)	(19)	10,784
Residential mortgage-backed securities	131	—	(4)	(1)	126
Commercial mortgage-backed securities	—	—	—	—	—
Collateralized debt securities	1,340	9	(27)	(4)	1,318
Total fixed maturity securities	$13,281	$89	$(469)	$(24)	$12,877
The amortized cost and fair value of fixed maturity securities at September 30, 2024, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and collateralized debt securities provide for periodic payments throughout their lives and are shown below as separate lines.

	September 30, 2024
	Amortized Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$1,371	$1,376
Due after one year through five years	11,414	11,637
Due after five years through ten years	6,985	7,246
Due after ten years	14,073	15,104
	33,843	35,363
Residential mortgage-backed securities	1,067	1,120
Commercial mortgage-backed securities	2,710	2,792
Collateralized debt securities	6,329	6,408
	$43,949	$45,683
Proceeds from sales of available-for-sale fixed maturity securities, with the related gross realized gains and losses, are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Proceeds from sales and maturities of investments - Fixed maturity, available-for-sale	$1,071	$2,931	$3,484	$11,317
Gross realized gains	2	2	6	3
Gross realized (losses)	(97)	(4)	(120)	(53)

The Company has pledged bonds in connection with certain agreements and transactions, such as financing and reinsurance agreements. The carrying value of bonds pledged was $10.6 billion and $39 million as of September 30, 2024 and December 31, 2023, respectively.
In accordance with various regulations, the Company has securities on deposit with regulating authorities with a carrying value of $65 million and $54 million as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024 and December 31, 2023, amounts loaned under reverse repurchase agreements were $400 million and $0 million, respectively, and the fair value of the collateral received was $817 million and $0 million, respectively.
The gross unrealized losses and fair value of available-for-sale fixed maturity securities, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position due to market factors are shown below:

	Less than 12 months			12 months or more			Total
	Number of Issues	Gross Unrealized Losses (1)	Fair Value	Number of Issues	Gross Unrealized Losses (1)	Fair Value	Number of Issues	Gross Unrealized Losses (1)	Fair Value
	(Dollars in millions)
September 30, 2024
Fixed maturity, available-for-sale:
U.S. treasury and government	19	$(1)	$17	8	$—	$36	27	$(1)	$53
U.S. states and political subdivisions	92	(6)	178	166	(7)	309	258	(13)	487
Foreign governments	—	—	—	1	—	5	1	—	5
Corporate debt securities	248	(67)	2,732	777	(115)	5,287	1,025	(182)	8,019
Residential mortgage-backed securities	15	(1)	30	33	(2)	73	48	(3)	103
Commercial mortgage-backed securities	115	(12)	589	—	—	—	115	(12)	589
Collateralized debt securities	266	(13)	1,520	22	(3)	165	288	(16)	1,685
Total	755	$(100)	$5,066	1,007	$(127)	$5,875	1,762	$(227)	$10,941

December 31, 2023
Fixed maturity, available-for-sale:
U.S. treasury and government	17	$(1)	$27	35	$—	$25	52	$(1)	$52
U.S. states and political subdivisions	214	(3)	219	142	(14)	285	356	(17)	504
Foreign governments	—	—	—	2	—	9	2	—	9
Corporate debt securities	1,343	(141)	2,941	1,906	(279)	6,475	3,249	(420)	9,416
Residential mortgage-backed securities	6	(1)	39	39	(3)	64	45	(4)	103
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—
Collateralized debt securities	102	(4)	258	201	(23)	782	303	(27)	1,040
Total	1,682	$(150)	$3,484	2,325	$(319)	$7,640	4,007	$(469)	$11,124
(1)Unrealized losses have been reduced to reflect the allowance for credit losses of $22 million and $24 million as of September 30, 2024 and December 31, 2023, respectively.
The unrealized losses at September 30, 2024 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at September 30, 2024. Approximately 81% and 87% of the unrealized losses on fixed maturity securities shown in the above table for September 30, 2024 and December 31, 2023, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
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
Allowance for Credit Losses
Several assumptions and underlying estimates are made in the evaluation of allowance for credit loss. Examples include financial condition, near term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices. Based on this evaluation, unrealized losses on available-for-sale securities where an allowance for credit loss was not recorded were concentrated within the financials sector as of September 30, 2024 and the transportation sector as of September 30, 2023.

The rollforward of the allowance for credit losses for available-for-sale fixed maturity securities is shown below for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024
	Corporate Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$(34)	$(1)	$—	$(2)	$(37)
Credit losses recognized on securities for which credit losses were not previously recorded	(3)	—	—	—	(3)
Reductions for securities sold during the period	2	—	—	—	2
Allowance on securities that had an allowance recorded in a previous period	15	—	—	1	16
Balance as of September 30, 2024	$(20)	$(1)	$—	$(1)	$(22)

	Three Months Ended September 30, 2023
	Corporate Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$(22)	$(1)	$—	$(9)	$(32)
Credit losses recognized on securities for which credit losses were not previously recorded	(6)	—	—	—	(6)
Reductions for securities sold during the period	2	—	—	—	2
Allowance on securities that had an allowance recorded in a previous period	16	—	—	4	20
Balance as of September 30, 2023	$(10)	$(1)	$—	$(5)	$(16)

	Nine Months Ended September 30, 2024
	Corporate Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$(19)	$(1)	$—	$(4)	$(24)
Credit losses recognized on securities for which credit losses were not previously recorded	(36)	—	—	—	(36)
Reductions for securities sold during the period	3	—	—	—	3
Allowance on securities that had an allowance recorded in a previous period	32	—	—	3	35
Balance as of September 30, 2024	$(20)	$(1)	$—	$(1)	$(22)

	Nine Months Ended September 30, 2023
	Corporate Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$(24)	$—	$—	$(5)	$(29)
Credit losses recognized on securities for which credit losses were not previously recorded	(24)	(1)	—	(6)	(31)
Reductions for securities sold during the period	4	—	—	—	4
Allowance on securities that had an allowance recorded in a previous period	34	—	—	6	40
Balance as of September 30, 2023	$(10)	$(1)	$—	$(5)	$(16)

4. Equity Securities
The net gains (losses) on equity securities recognized in “Investment related gains (losses)” on the Consolidated Statements of Operations are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Unrealized gains (losses) on equity securities	$21	$(9)	$43	$33
Net gains (losses) on equity securities sold	2	(1)	4	—
Net gains (losses) on equity securities	$23	$(10)	$47	$33
Equity securities by market sector distribution are shown below, based on carrying value:

	September 30, 2024	December 31, 2023
Energy and utilities	30%	30%
Finance	17%	24%
Healthcare	6%	9%
Industrials	9%	3%
Information technology	20%	18%
Education	11%	—%
Other	7%	16%
Total	100%	100%
5. Mortgage Loans on Real Estate
Our mortgage loan investments consist of the following two portfolio segments: commercial mortgage loans and residential mortgage loans. Our mortgage loan portfolios are summarized in the following table.

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Commercial mortgage loans:
Principal outstanding	$9,674	$5,870
Deferred fees and costs, net	(18)	(72)
Unamortized discounts and premiums, net	(487)	(87)
Amortized cost	9,169	5,711
Allowance for credit losses	(80)	(53)
Commercial mortgage loans, carrying value	9,089	5,658

Residential mortgage loans:
Principal outstanding	2,873	57
Deferred fees and costs, net	—	(57)
Unamortized discounts and premiums, net	(88)	—
Amortized cost	2,785	—
Allowance for credit losses	(8)	—
Residential mortgage loans, carrying value	2,777	—
Mortgage loans, carrying value	$11,866	$5,658

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

	September 30, 2024		December 31, 2023
	Amortized Cost	Percent	Amortized Cost	Percent
	(Dollars in millions)
Geographic distribution
Pacific	$1,800	19.6%	$905	15.9%
Mountain	1,782	19.4%	1,327	23.2%
West North Central	271	3.0%	178	3.1%
West South Central	1,484	16.2%	1,081	18.9%
East North Central	1,041	11.4%	829	14.5%
East South Central	149	1.6%	50	0.9%
Middle Atlantic	386	4.2%	129	2.3%
South Atlantic	1,913	20.9%	1,000	17.5%
New England	113	1.2%	12	0.2%
Other	230	2.5%	200	3.5%
	9,169	100.0%	5,711	100.0%
Allowance for credit losses	(80)		(53)
Total, net of allowance	$9,089		$5,658

Property type distribution
Apartment	$2,128	23.2%	$1,091	19.1%
Hotel	1,219	13.3%	966	16.9%
Industrial	1,919	20.9%	1,052	18.4%
Office	1,178	12.9%	999	17.5%
Parking	331	3.6%	414	7.2%
Retail	1,527	16.7%	781	13.7%
Storage	157	1.7%	118	2.1%
Agricultural	469	5.1%	—	—%
Other	241	2.6%	290	5.1%
	9,169	100.0%	5,711	100.0%
Allowance for credit losses	(80)		(53)
Total, net of allowance	$9,089		$5,658
Our residential mortgage loan portfolio consists of loans with an amortized cost of $2.8 billion and $0 million as of September 30, 2024 and December 31, 2023, respectively. These loans are collateralized by the related properties and diversified as to location within the United States.
Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Interest income is included in Net investment income on our Consolidated Statements of Operations. Accrued interest receivable, which was $90 million and $27 million as of September 30, 2024 and December 31, 2023, respectively, is included in Accrued investment income on our Consolidated Statements of Financial Position.
Loan Valuation Allowance
We establish a valuation allowance to provide for the risk of credit losses inherent in our mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost, which excludes accrued interest receivable. We do not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balances to net investment income in a timely manner. We charged off $0 million and $1 million of uncollectible accrued interest receivable on our mortgage loan portfolios for the three and nine months periods ended September 30, 2024, respectively. We did not charge off any uncollectible accrued interest receivable on our mortgage loan portfolios for the three and nine months periods ended September 30, 2023, respectively.

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
The following table represents a rollforward of the allowance for credit losses on our mortgage loan portfolios:

	Three Months Ended September 30, 2024
	Commercial	Residential	Total
	(Dollars in millions)
Beginning allowance balance	$(54)	$—	$(54)
Acquisition from business combination	—	—	—
Provision	(26)	(8)	(34)
Writeoffs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Ending allowance balance	$(80)	$(8)	$(88)

	Three Months Ended September 30, 2023
	Commercial	Residential	Total
	(Dollars in millions)
Beginning allowance balance	$(43)	$—	$(43)
Acquisition from business combination	—	—	—
Provision	12	—	12
Writeoffs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Ending allowance balance	$(31)	$—	$(31)

	Nine Months Ended September 30, 2024
	Commercial	Residential	Total
	(Dollars in millions)
Beginning allowance balance	$(53)	$—	$(53)
Acquisition from business combination	—	—	—
Provision	(27)	(8)	(35)
Writeoffs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Ending allowance balance	$(80)	$(8)	$(88)

	Nine Months Ended September 30, 2023
	Commercial	Residential	Total
	(Dollars in millions)
Beginning allowance balance	$(38)	$—	$(38)
Acquisition from business combination	—	—	—
Provision	7	—	7
Writeoffs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Ending allowance balance	$(31)	$—	$(31)

Charge-offs include allowances that have been established on loans that were satisfied either by taking ownership of the collateral or by some other means such as discounted pay-off or loan sale. When ownership of the property is taken it is recorded at the lower of the loan's carrying value or the property's fair value (based on appraised values) less estimated costs to sell. The real estate owned is recorded as a component of Real estate investments and the loan is recorded as fully paid, with any allowance for credit loss that has been established charged off. Fair value of the real estate is determined by third party appraisal. There were 33 real estate properties totaling $114 million at September 30, 2024 and 3 real estate properties totaling $79 million at December 31, 2023, in which ownership of the property was taken to satisfy an outstanding loan at December 31, 2023. Recoveries are situations where we have received a payment from the borrower in an amount greater than the carrying value of the loan (principal outstanding less specific allowance).
We closely monitor loan performance for our commercial and residential mortgage loan portfolios. Aging of financing receivables is summarized in the following table (by year of origination):

	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
As of September 30, 2024:	(Dollars in millions)
Commercial mortgage loans
Current	$376	$375	$2,154	$1,260	$980	$3,704	$8,849
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	4	—	50	—	4	105	163
Non-accrual (90 days or more past due)	—	11	42	13	6	85	157
Total commercial mortgage loans	$380	$386	$2,246	$1,273	$990	$3,894	$9,169

Residential mortgage loans
Current	$165	$929	$1,072	$227	$124	$13	$2,530
30 - 59 days past due	6	21	48	4	4	—	83
60 - 89 days past due	1	6	21	6	4	—	38
Non-accrual (90 days or more past due)	—	47	55	21	8	3	134
Total residential mortgage loans	$172	$1,003	$1,196	$258	$140	$16	$2,785
Total mortgage loans	$552	$1,389	$3,442	$1,531	$1,130	$3,910	$11,954
Allowance for credit losses							(88)
Total, net of allowance							$11,866

	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
As of December 31, 2023:	(Dollars in millions)
Commercial mortgage loans
Current	$319	$1,486	$679	$489	$488	$2,120	$5,581
30 - 59 days past due	—	26	—	—	5	21	52
60 - 89 days past due	—	50	—	—	—	13	63
Non-accrual (90 days or more past due)	—	—	—	—	—	15	15
Total commercial mortgage loans	$319	$1,562	$679	$489	$493	$2,169	$5,711

Residential mortgage loans
Current	$—	$—	$—	$—	$—	$—	$—
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Non-accrual (90 days or more past due)	—	—	—	—	—	—	—
Total residential mortgage loans	$—	$—	$—	$—	$—	$—	$—
Total mortgage loans	$319	$1,562	$679	$489	$493	$2,169	$5,711
Allowance for credit losses							(53)
Total, net of allowance							$5,658

Commercial and residential mortgage loans are considered nonperforming when they become 90 days or more past due. When loans become nonperforming, we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a nonperforming loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a nonperforming loan back to less than 90 days past due, we will resume accruing interest income on that loan. There were 227 loans in non-accrual status at September 30, 2024 and 3 loans in non-accrual status at December 31, 2023. During the three and nine months ended September 30, 2024 we recognized interest income of $1 million and $2 million on loans which were in non-accrual status at the respective period end. During the three and nine months ended September 30, 2023 we recognized no interest income on loans which were in non-accrual status at the respective period end.
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
There were three and ten significant mortgage loan modifications for the three and nine months ended September 30, 2024, respectively, and six and eleven significant mortgage loan modifications for the three and nine months ended September 30, 2023, respectively.
6. Private Loans
The following table summarizes the credit ratings for private loans:

	September 30, 2024	December 31, 2023
	(Dollars in millions)
A or higher	$1,392	$—
BBB	259	—
BB and below	652	194
Unrated (1)	422	—
Total	$2,725	$194
(1)Due to the nature of private loans, external agency credit ratings may not be readily available. Where appropriate, we obtain non-published credit ratings from one or more third-party rating agencies, which are determined based on an independent evaluation of the transaction. For other loans without published or private credit ratings, we assign internal risk ratings, based on our investment selection and monitoring process and policies. These internal risk ratings are categorized as “Unrated” above.

Allowance for Credit Losses
The rollforward of the allowance for credit losses for private loans is shown below:

	2024	2023
	(Dollars in millions)
Balance at January 1	$(8)	$—
Acquisition from business combination	—	—
Provision	1	—
Writeoffs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Balance at March 31	(7)	—
Acquisition from business combination	—	—
Provision	(14)	—
Writeoffs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Balance at June 30	(21)	—
Acquisition from business combination	—	—
Provision	(5)	(12)
Writeoffs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Balance at September 30	$(26)	$(12)
The Company’s private loans may be subject to loan modifications. Loan modifications may be granted to borrowers experiencing financial difficulties and could include term extensions. For the periods ended September 30, 2024 and September 30, 2023, the Company did not have a significant amount of private loans that it modified to borrowers experiencing financial difficulty.

7. Real Estate and Real Estate Partnerships
The carrying amounts of real estate investments are as follows:

	September 30, 2024
	Real Estate
	Amount	Percentage
	(Dollars in millions)
Hotel	$124	6%
Industrial	20	1%
Land	127	6%
Office	177	9%
Retail	216	11%
Apartments	47	2%
Single family residential	1,282	64%
Other	15	1%
Total real estate	2,008	100%
Real estate partnerships	4,466
Total real estate and real estate partnerships	$6,474

	December 31, 2023
	Real Estate
	Amount	Percentage
	(Dollars in millions)
Hotel	$14	2%
Industrial	65	9%
Land	37	5%
Office	358	47%
Retail	218	29%
Apartments	60	8%
Single family residential	—	—%
Other	3	—%
Total real estate	755	100%
Real estate partnerships	2,856
Total real estate and real estate partnerships	$3,611
As of September 30, 2024 and December 31, 2023, real estate investments of $12 million and $0 million, respectively, met the criteria as held-for-sale.
8. Variable Interest Entities and Equity Method Investments
Through our investment activities, we regularly invest in various entities including limited partnerships (“LPs”) and limited liability companies (“LLCs”) and frequently participate in the design with their sponsor, but in most cases, our involvement is limited to financing. Some of these investments have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, the Company holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary. The Company consolidates all VIEs in which it is the primary beneficiary. The assets of consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of the Company, as the Company’s obligation is limited to the amount of its committed investment. The Company has not provided financial or other support to these consolidated VIEs in the form of liquidity arrangements, guarantees or other commitments to third-parties that may affect the fair value or risk of its variable interest in these VIEs as of September 30, 2024 and December 31, 2023.

Consolidated Variable Interest Entities
The assets and liabilities relating to the consolidated VIEs from our investment activities included in the financial statements are as follows:

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Fixed maturity securities, available-for-sale	$61	$63
Equity securities, at fair value	568	15
Mortgage loans on real estate	4	—
Private loans	685	188
Real estate	3,498	172
Real estate partnerships	1,493	—
Investment funds	2,019	4
Short-term investments	—	4
Other invested assets	399	—
Cash and cash equivalents	188	26
Other assets	56	61
Total assets of consolidated VIEs	$8,971	$533

Notes payable	$178	$174
Other liabilities	218	14
Total liabilities of consolidated VIEs	$396	$188
Unconsolidated Variable Interest Entities
For certain of the Company’s investments in various entities that are determined to be VIEs, the Company is not the primary beneficiary as it does not take an active role in the management of these investments. Such investments are reported in certain investment line items on the statements of financial position, including “Available-for-sale fixed maturity securities, fair value”, “Equity securities, at fair value”, “Mortgage loans on real estate, at amortized cost”, “Investment funds”, “Short-term investments” and “Other invested assets”. In some instances, a consolidated VIE involves one or more underlying entities for which the Company is not the primary beneficiary because it does not have the power to direct the most significant activities of these entities. These unconsolidated VIEs that are part of consolidated VIEs are reported primarily in “Real estate and real estate partnerships” on the statements of financial position. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of the Company, as the Company’s obligation is limited to the amount of its committed investment. The Company has not provided financial or other support to these unconsolidated VIEs in the form of liquidity arrangements, guarantees or other commitments to third-parties that may affect the fair value or risk of its variable interest in these VIEs as of September 30, 2024 and December 31, 2023.
The carrying amount and maximum exposure to loss relating to these unconsolidated VIEs are as follows:

	September 30, 2024		December 31, 2023
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(Dollars in millions)
Fixed maturity securities, available-for-sale, at fair value	$2,121	$2,121	$—	$—
Equity securities, at fair value	—	—	—	—
Mortgage loans on real estate, at amortized cost	669	742	632	632
Private loans, at amortized cost	—	—	—	—
Real estate	—	—	—	—
Real estate partnerships	520	523	301	301
Investment funds	—	—	—	—
Short-term investments	82	82	—	—
Other invested assets	156	156	—	—
Total	$3,549	$3,625	$933	$933
Equity Method Investments
The Company’s investments in investment funds, real estate partnerships, and other partnerships of which substantially all are limited liability companies (“LLCs”) or limited partnerships are accounted for using the equity method of accounting, except for certain investments that are fair valued due to the application of fair value option under ASC 825 or the consolidation of investment company VIE under ASC 946. As of September 30, 2024 and December 31, 2023, the Company’s equity accounted investments totaled $3.4 billion and $4.4 billion, respectively.

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
Foreign exchange forwards and equity-indexed options are over-the-counter contractual agreements negotiated between counterparties. The Company purchases equity-indexed options as economic hedges against fluctuations in the equity markets to which equity-indexed products are exposed. Equity-indexed contracts include a fixed host universal-life insurance or annuity contract and an equity-indexed embedded derivative. Futures contracts are traded in an organized market and are contractual obligations to buy or sell a financial instrument at a predetermined future time at a given price.
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

The notional and fair values of freestanding derivative instruments, before the effect of offset as presented in the Consolidated Statements of Financial Position, are shown below:

	Primary Underlying Risk	Location in the Consolidated Statements of Financial Position	September 30, 2024			December 31, 2023
			Notional Amount	Carrying Value / Fair Value		Notional Amount	Carrying Value / Fair Value
				Assets	Liabilities		Assets	Liabilities
			(Dollars in millions)
Derivatives Designated as Hedging Instruments:
Foreign exchange forwards	Foreign currency	Other invested assets, Other liabilities	$643	$—	$14	$—	$—	$—

Derivatives Not Designated as Hedging Instruments:
Equity-indexed options	Equity	Other invested assets, Other liabilities	45,975	1,900	7	4,084	227	—
Foreign exchange forwards	Foreign currency	Other invested assets, Other liabilities	921	—	17	—	—	—

Embedded Derivatives:
Indexed annuity and variable annuity product	Interest rate	Policyholders’ account balances	—	—	1,771	—	—	873
Funds withheld and Modco arrangements	Interest rate	Funds withheld for reinsurance liabilities	—	—	278	—	—	—
			$47,539	$1,900	$2,087	$4,084	$227	$873

Derivatives Designated as Hedging Instruments
The Company has designated and accounted for certain foreign exchange forwards as fair value hedges to protect a portion of the available-for-sale fixed maturity securities against changes in fair value due to changes in exchange rates.
For derivative financial instruments that were designated and qualified as fair value hedges, the gain or loss on the portion of the derivative instrument included in the assessment of hedge effectiveness and the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in the same line item in the Consolidated Statements of Operations. The unrealized gain or loss attributable to changes in exchange rates on the available-for-sale fixed maturity securities that were designated as part of the hedge were reclassified out of OCI into “Investment related gains (losses)” in the Consolidated Statements of Operations. The remaining change in unrealized gain or loss on the hedged item not associated with the risk being hedged remained as a component of OCI.
The following represents the financial statement location and amount of gains (losses) related to the derivatives and hedged items that qualify for fair value hedge accounting:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Hedged items	$13	$—	$13	$—
Derivatives designated as hedging instruments	(13)	—	(13)	—
Investment related gains (losses)	$—	$—	$—	$—
Derivatives Not Designated as Hedging Instruments
The following represents the financial statement location and amount of gains (losses) related to the derivatives not designated as hedging instruments:

		Derivative Gains (Losses) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location in the Consolidated Statements of Operations	2024	2023	2024	2023
		(Dollars in millions)
Equity-indexed options	Change in fair value of insurance-related derivatives and embedded derivatives	$382	$(31)	$747	$40
Foreign exchange forwards	Investment related gains (losses)	(18)	—	(18)	—

Embedded derivatives:
Indexed annuity and variable annuity product	Change in fair value of insurance-related derivatives and embedded derivatives	(527)	(23)	(815)	(94)
Funds withheld and Modco arrangements	Change in fair value of insurance-related derivatives and embedded derivatives	(199)	—	(278)	—
		$(362)	$(54)	$(364)	$(54)

Derivative Exposure
The Company’s use of derivative instruments exposes it to credit risk in the event of non-performance by counterparties. The Company has a policy of only dealing with counterparties it believes are creditworthy and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The Company holds collateral in cash and notes secured by U.S. government-backed assets. The non-performance risk is the net counterparty exposure based on fair value of open contracts less fair value of collateral held. The Company maintains master netting agreements with its current active trading partners. A right of offset has been applied to collateral that supports credit risk and has been recorded in the Consolidated Statements of Financial Position as an offset to “Other invested assets” with an associated payable to “Other liabilities” for excess collateral. A right of offset has also been applied to derivative assets and liabilities with the same counterparty under the same master netting agreement, and such derivative instruments are presented on a net basis in the Consolidated Statements of Financial Position.
The fair value of our derivatives by counterparty and each counterparty's current credit rating are as follows:

			September 30, 2024	December 31, 2023
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Fair Value	Fair Value
			(Dollars in millions)
Bank of America	A+	Aa1	$207	$24
Barclays	A+	A1	67	24
Canadian Imperial Bank of Commerce	A+	Aa2	54	—
Citibank, N.A.	A+	Aa3	62	—
Credit Suisse	A-	A3	—	16
Goldman Sachs	A+	A1	29	—
ING	A-	Baa1	6	10
J.P. Morgan	A+	Aa2	254	12
Mizuho	A	A1	388	—
Morgan Stanley	A+	Aa3	114	43
NATIXIS	A+	A1	2	4
Royal Bank of Canada	AA-	A1	137	—
Societe Generale	A	A1	154	—
Truist	A	A3	115	59
UBS AG	A-	A3	67	—
Wells Fargo	A+	Aa2	231	35
			$1,887	$227

Information regarding the Company’s exposure to credit loss on the derivatives it holds, including the effect of rights of offset, is presented below:

	Gross Amount of Derivative Instruments (1)	Gross Amount Offset in the Consolidated Statements of Financial Position (2)	Net Amount Presented in the Consolidated Statements of Financial Position	Collateral (Received) Pledged in Cash (3)	Collateral (Received) Pledged in Invested Assets (3)	Exposure of Net Collateral
	(Dollars in millions)
As of September 30, 2024
Derivative assets
Equity-indexed options	$1,900	$(13)	$1,887	$(1,827)	$(21)	$39
Total derivative assets	$1,900	$(13)	$1,887	$(1,827)	$(21)	$39

Derivative liabilities
Equity-indexed options	$(7)	$7	$—	$—	$—	$—
Foreign exchange forwards	(31)	6	(25)	—	—	(25)
Total derivative liabilities	$(38)	$13	$(25)	$—	$—	$(25)

As of December 31, 2023
Derivative assets
Equity-indexed options	$227	$—	$227	$(205)	$(21)	$1
Total derivative assets	$227	$—	$227	$(205)	$(21)	$1

Derivative liabilities
Equity-indexed options	$—	$—	$—	$—	$—	$—
Foreign exchange forwards	—	—	—	—	—	—
Total derivative liabilities	$—	$—	$—	$—	$—	$—
(1)Represents derivative assets and liabilities on a gross basis, which are not offset under enforceable master netting agreements that meet all offsetting criteria.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.
(3)Excludes a portion of collateral held in cash and invested assets that are excess collateral. As of September 30, 2024 and December 31, 2023, the Company held excess collateral of $24 million and $4 million, respectively.
10. Net Investment Income and Investment Related Gains (Losses)
Net investment income is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Available-for-sale fixed maturity securities	$604	$177	$1,265	$501
Equity securities	17	4	38	4
Mortgage loans	190	80	428	222
Private loans	24	—	25	—
Real estate	(6)	2	46	7
Real estate partnerships	(3)	1	3	16
Investment funds	55	53	223	103
Policy loans	6	—	12	—
Short-term investments	63	46	140	138
Other	74	12	216	29
Total net investment income	$1,024	$375	$2,396	$1,020

Net unrealized and realized investment gains (losses) are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Available-for-sale fixed maturity securities	$(100)	$13	$(125)	$(47)
Equity securities	23	(10)	47	33
Mortgage loans	(22)	1	(28)	(9)
Private loans	—	(12)	(3)	(12)
Short-term investments and other invested assets	(29)	(4)	(51)	3
Total investment related gains (losses), net	$(128)	$(12)	$(160)	$(32)
11. Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are shown below:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Financial assets:
Available-for-sale fixed maturity securities	$45,683	$45,683	$12,877	$12,877
Equity securities (1)	1,522	1,522	1,404	1,404
Mortgage loans on real estate, net of allowance	11,866	11,783	5,658	5,405
Private loans, net of allowance	2,725	2,725	194	194
Policy loans	277	277	390	390
Short-term investments	3,674	3,674	2,397	2,397
Real estate partnerships (4)	974	974	—	—
Other invested assets:
Derivative assets	1,886	1,886	227	227
Collaterals received on derivatives (excluding excess collateral)	(1,825)	(1,825)	(226)	(226)
Separately managed accounts	98	98	105	105
Other (2)	983	983	14	14
Cash and cash equivalents	13,873	13,873	3,192	3,192
Reinsurance recoverables and deposit assets	14,527	13,463	—	—
Other assets - market risk benefits	758	758	34	34
Separate account assets (3)	1,302	1,302	1,189	1,189
Total financial assets	$98,323	$97,176	$27,455	$27,202

Financial liabilities:
Policyholders’ account balances – embedded derivative	$1,771	$1,771	$873	$873
Market risk benefits	3,725	3,725	34	34
Other liabilities:
Derivative liabilities	26	26	—	—
Funds withheld for reinsurance liabilities	278	278	—	—
Notes payable	179	179	174	174
Long term borrowings	2,959	2,991	1,493	1,493
Separate account liabilities (3)	1,302	1,302	1,189	1,189
Total financial liabilities	$10,240	$10,272	$3,763	$3,763
(1)Balance as of September 30, 2024 and December 31, 2023 includes $0 million and $424 million, respectively, of private equity measured at cost less impairment, if any, as their fair values were not readily determinable and were therefore not subject to fair value hierarchy.
(2)Balance includes $427 million and $14 million of other invested assets not subject to fair value hierarchy as of September 30, 2024 and December 31, 2023, respectively.
(3)Balance includes $22 million and $26 million of assets, and corresponding liabilities, that are not subject to fair value hierarchy as of September 30, 2024 and December 31, 2023, respectively.

(4)Balance as of September 30, 2024 and December 31, 2023 represents only real estate partnerships in which the company has elected fair value option under ASC 825.
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
Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2 - Quoted prices in markets that are not active or inputs that are observable directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 - Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models and third-party evaluation, as well as instruments for which the determination of fair value requires significant management judgment or estimation
Valuation Techniques for Financial Instruments Recorded at Fair Value
Available-for-sale Fixed Maturity Securities — The Company utilizes pricing services to estimate fair value measurements. The fair value for available-for-sale fixed maturity securities that are disclosed as Level 1 measurements are based on unadjusted quoted market prices for identical assets that are readily available in an active market. The estimates of fair value for most available-for-sale fixed maturity securities, including municipal bonds, provided by the pricing service are disclosed as Level 2 measurements as the estimates are based on observable market information rather than market quotes. The pricing service utilizes market quotations for available-for-sale fixed maturity securities that have quoted prices in active markets. Since available-for-sale fixed maturity securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Additionally, an option adjusted spread model is used to develop prepayment and interest rate scenarios.
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
For securities priced using a quote from an independent pricing source, such as certain available-for-sale fixed maturity securities, the Company uses a market-based fair value analysis to validate the reasonableness of prices received. Price variances above a certain threshold are analyzed further to determine if any pricing issue exists. This analysis is performed quarterly.
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
Short-term Investments — Short-term investments are primarily commercial paper rated A2 or P2 or better by Standard & Poor’s and Moody’s, respectively, as well as amounts loaned under reverse repurchase agreements. Commercial paper and amounts loaned under reverse repurchase agreements are carried at amortized cost which approximates fair value. These investments are classified as Level 2 measurements.

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
For certain of the Company’s interest in consolidated variable interest entities, the Company elected the fair value option in accordance with ASC 825. Gains and losses resulting from the change in fair value of the consolidated variable interest entities we have elected to fair value option are recorded as a component of net investment income. The fair value of such interest is derived using discounted cash flow methodology and falls within Level 3 of the fair value hierarchy.
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
Other Invested Assets – The Company holds interest in an investment company limited partnership, which invests in residual interest investments, and is a consolidated VIE. The investment was initially recorded at cost and will subsequently be recorded at fair value using discounted cash flow methodology. This investments falls within Level 3 of the fair value hierarchy.
Additionally, the Company has elected the fair value option for certain residual interest investments, which are fair valued using discounted cash flow methodology. These investments fall within Level 3 of the fair value hierarchy. Gains and losses recorded for residual interest investments we have elected to fair value option are recorded as a component of net investment income.
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

Derivative Assets/Derivative Liabilities
Equity-index options — Equity index options are valued using industry accepted valuation models and are adjusted for the nonperformance risk of each counterparty net of any collateral held. Inputs include market volatility and risk-free interest rates and are used in income valuation techniques in arriving at a fair value for each option contract. The nonperformance risk for each counterparty is based upon its credit default swap rate. We have no performance obligations related to the call options purchased to fund our fixed index annuity and equity-indexed universal life policy liabilities. Certain equity-index options are valued based on vendor sourced prices and are classified as Level 3 measurements due to the use of significant unobservable inputs by the vendor.
Foreign exchange forwards — Foreign exchange forwards are valued using observable market inputs, including forward currency exchange rates. These are classified as Level 2 measurements.
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
The following significant unobservable inputs are used for measuring the fair value:
(1)Option budget
(2)Lapse rates
(3)Nonperformance risk
Funds Withheld for Reinsurance Liabilities — We estimate the fair value of the embedded derivative based on the fair value of the assets supporting the funds withheld payable under modified coinsurance and funds withheld coinsurance reinsurance agreements. The fair value of the embedded derivative is classified as Level 3 based on valuation methods used for the assets held supporting the reinsurance agreements.
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
	(Dollars in millions)
September 30, 2024
Financial assets
Available-for-sale fixed maturity securities:
U.S. treasury and government	$78	$77	$1	$—
U.S. states and political subdivisions	3,383	—	3,323	60
Foreign governments	429	—	429	—
Corporate debt securities	31,473	—	28,292	3,181
Residential mortgage-backed securities	1,120	—	1,096	24
Commercial mortgage-backed securities	2,792	—	2,773	19
Collateralized debt securities	6,408	—	3,351	3,057
Total fixed maturity, available-for-sale	45,683	77	39,265	6,341
Equity securities:
Common stock	1,246	554	2	690
Preferred stock	272	26	174	72
Private equity and other	4	—	—	4
Total equity securities	1,522	580	176	766
Real estate at fair value (1)	1,282	—	—	1,282
Real estate partnerships at fair value (1)	1,014	—	—	1,014
Investment funds (1)(2)	115	—	—	115
Short-term investments	3,675	2,306	566	803
Other invested assets:
Derivative assets	1,886	—	1,621	265
Collaterals received on derivatives (excluding excess collateral)	(1,825)	(1,825)	—	—
Separately managed accounts	98	—	—	98
Other	556	—	—	556
Cash and cash equivalents	13,873	13,873	—	—
Other assets – market risk benefit assets	758	—	—	758
Separate account assets (3)	1,280	201	1,079	—
Total financial assets	$69,917	$15,212	$42,707	$11,998

Financial liabilities
Policyholders’ account balances – embedded derivative	$1,771	$—	$—	$1,771
Market risk benefits	3,725	—	—	3,725
Funds withheld for reinsurance liabilities – embedded derivatives	278	—	—	278
Other liabilities – derivative liabilities	26	—	26	—
Separate account liabilities (3)	1,280	201	1,079	—
Total financial liabilities	$7,080	$201	$1,105	$5,774
(1)Balances represent financial assets that are fair valued in accordance with ASC 825 as well as financial assets that are fair valued as a result of consolidation of investment company VIE in accordance with ASC 946.
(2)Balance excludes $397 million of investments measured at estimated fair value using NAV as a practical expedient.
(3)Balance includes $22 million of assets, and corresponding liabilities, that are not subject to fair value hierarchy.

	Assets and Liabilities Carried at Fair Value by Hierarchy Level
	Total Fair Value	Level 1	Level 2	Level 3
	(Dollars in millions)
December 31, 2023
Financial assets
Available-for-sale fixed maturity securities:
U.S. treasury and government	$62	$62	$—	$—
U.S. states and political subdivisions	578	—	578	—
Foreign governments	9	—	9	—
Corporate debt securities	10,784	—	8,570	2,214
Residential mortgage-backed securities	127	—	127	—
Commercial mortgage-backed securities	—	—	—	—
Collateralized debt securities	1,317	—	416	901
Total fixed maturity, available-for-sale	12,877	62	9,700	3,115
Equity securities:
Common stock	1,307	314	—	993
Preferred stock	97	22	—	75
Private equity and other	—	—	—	—
Total equity securities	1,404	336	—	1,068
Real estate at fair value	—	—	—	—
Real estate partnerships at fair value	—	—	—	—
Investment funds	—	—	—	—
Short-term investments	2,397	1,100	—	1,297
Other invested assets:
Derivative assets	227	—	—	227
Collaterals received on derivatives (excluding excess collateral)	(226)	—	—	(226)
Separately managed accounts	105	—	—	105
Other	—	—	—	—
Cash and cash equivalents	3,192	3,192	—	—
Other assets – market risk benefit assets	34	—	—	34
Separate account assets (1)	1,163	406	757	—
Total financial assets	$21,173	$5,096	$10,457	$5,620

Financial liabilities
Policyholders’ account balances – embedded derivative	$873	$—	$—	$873
Market risk benefits	34	—	—	34
Funds withheld for reinsurance liabilities – embedded derivatives	—	—	—	—
Other liabilities – derivative liabilities	—	—	—	—
Separate account liabilities (1)	1,163	406	757	—
Total financial liabilities	$2,070	$406	$757	$907
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
Long Term Borrowings — Long term borrowings are carried at outstanding principal balance. The carrying value approximates fair value because the carrying value represents the amount owing and payable to the creditor at the reporting date. Fair values for subordinated debentures are estimated using discounted cash flow calculations principally based on observable inputs including our incremental borrowing rates, which reflect our credit rating, for similar types of borrowings with maturities consistent with those remaining for the debt being valued.
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
The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis are shown below:

	Carrying Amount	Fair Value	Fair Value Hierarchy Level
			Level 1	Level 2	Level 3
	(Dollars in millions)
September 30, 2024
Financial assets
Mortgage loans on real estate, net of allowance	$11,866	$11,783	$—	$—	$11,783
Private loans, net of allowance	2,725	2,725	—	—	2,725
Policy loans	277	277	—	1	276
Deposit assets, included in reinsurance recoverables and deposit assets	14,527	13,463	—	—	13,463
Other invested assets	427	427	—	403	24
Total financial assets	$29,822	$28,675

Financial liabilities
Policyholders' account balances – investment contracts, excluding embedded derivative	$78,107	$78,107	$—	$—	$78,107
Long term borrowings	2,959	2,991	—	—	2,991
Notes payable	179	179	—	—	179
Total financial liabilities	$81,245	$81,277

	Carrying Amount	Fair Value	Fair Value Hierarchy Level
			Level 1	Level 2	Level 3
	(Dollars in millions)
December 31, 2023
Financial assets
Mortgage loans on real estate, net of allowance	$5,658	$5,405	$—	$—	$5,405
Private loans, net of allowance	194	194	—	—	194
Policy loans	390	390	—	—	390
Deposit assets, included in reinsurance recoverables and deposit assets	—	—	—	—	—
Other invested assets	14	14	—	—	14
Total financial assets	$6,256	$6,003

Financial liabilities
Policyholders' account balances – investment contracts, excluding embedded derivative	$14,097	$14,097	$—	$—	$14,097
Long term borrowings	1,493	1,493	—	—	1,493
Notes payable	174	174	—	—	174
Total financial liabilities	$15,764	$15,764

For financial assets and financial liabilities measured at fair value on a recurring basis using Level 3 inputs during the periods, reconciliations of the beginning and ending balances are shown below:

	Three Months Ended September 30, 2024
	Assets		Liabilities
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of period	$9,598	$254	$1,196	$79
Acquisitions from business combination	—	—	—	—
Fair value changes in net income	177	41	533	199
Fair value changes in other comprehensive income	(61)	—	—	—
Purchases	1,697	37	—	—
Sales	(298)	(67)	—	—
Settlements or maturities	—	—	—	—
Premiums less benefits	—	—	42	—
Transfers into Level 3	65	—	—	—
Transfers out of Level 3	(203)	—	—	—
Balance, end of period	$10,975	$265	$1,771	$278

	Three Months Ended September 30, 2023
	Assets		Liabilities
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of period	$4,620	$215	$809	$—
Acquisitions from business combination	—	—	—	—
Fair value changes in net income	—	(32)	23	—
Fair value changes in other comprehensive income	(382)	—	—	—
Purchases	653	38	—	—
Sales	(1,058)	—	—	—
Settlements or maturities	(12)	(45)	—	—
Premiums less benefits	—	—	(7)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance, end of period	$3,821	$176	$825	$—

	Nine Months Ended September 30, 2024
	Assets		Liabilities
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of year	$5,585	$227	$872	$—
Acquisitions from business combination	4,288	—	—	—
Fair value changes in net income	189	122	858	278
Fair value changes in other comprehensive income	121	—	—	—
Purchases	5,042	111	—	—
Sales	(4,083)	(67)	—	—
Settlements or maturities	(2)	(128)	(30)	—
Premiums less benefits	—	—	71	—
Transfers into Level 3	177	—	—	—
Transfers out of Level 3	(342)	—	—	—
Balance, end of period	$10,975	$265	$1,771	$278

	Nine Months Ended September 30, 2023
	Assets		Liabilities
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of year	$3,167	$121	$726	$—
Acquisitions from business combination	—	—	—	—
Fair value changes in net income	97	40	125	—
Fair value changes in other comprehensive income	(383)	—	—	—
Purchases	2,888	98	—	—
Sales	(1,936)	—	—	—
Settlements or maturities	(12)	(83)	—	—
Premiums less benefits	—	—	(26)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance, end of period	$3,821	$176	$825	$—
(1)Balance includes derivative collateral, separately managed accounts, and certain consolidated variable interest entities.
Transfers into and out of Level 3 during the three and nine months ended September 30, 2024 were primarily the result of changes in observable pricing.

Information about Level 3 Fair Value Measurements
The following table provides information about the significant unobservable inputs used for recurring fair value measurements categorized within Level 3, excluding investments where third party valuation inputs were not reasonably available.

September 30, 2024
	Valuation Techniques(s)	Unobservable Input Description

Assets:
Fixed maturity securities:
Corporate debt securities	Discounted cash flow	Discount rate
Weighted average lives

Collateralized debt securities	Discounted cash flow	Discount rate
Weighted average lives

Real estate and real estate partnerships:
Fair value option under ASC 825	Discounted cash flow	Discount rate
Terminal capitalization rate
Investment horizon (years)

Investment company VIE under ASC 946	Broker price opinion	Market comparable home sales
Age and size of home
Location and property condition

Investment funds at fair value	Discounted cash flow	Discount rate

Other invested assets - other	Discounted cash flow	Discount rate
Weighted average lives

Separately managed accounts	Discounted cash flows (yield analysis)	Discount rate
	CVM	NCY EBITDA
Market transaction

December 31, 2023
	Valuation Techniques(s)	Unobservable Input Description
(Dollars in millions)
Assets:
Separately managed accounts	Discounted cash flows (yield analysis)	Discount rate
	CVM	NCY EBITDA
Market transaction

12. Reinsurance
The Company reinsures its business through a diversified group of reinsurers. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. The Company monitors trends in arbitration and any litigation outcomes with its reinsurers. Collectability of reinsurance balances is evaluated by monitoring ratings and the financial strength of its reinsurers. The effect of reinsurance on net premiums earned and claims incurred and policyholder benefits paid are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Premiums earned:
Gross amounts	$1,253	$1,090	$4,124	$3,501
Reinsurance ceded	(365)	(306)	(1,087)	(934)
Net premiums earned	$888	$784	$3,037	$2,567

Other policy revenue:
Gross amounts	$212	$106	$527	$306
Reinsurance ceded	(4)	—	(23)	—
Net other policy revenue	$208	$106	$504	$306

Policyholder benefits paid and claims incurred:
Gross amounts	$1,183	$928	$3,771	$2,957
Reinsurance ceded	(337)	(211)	(809)	(551)
Net benefits paid and claims incurred	$846	$717	$2,962	$2,406

Change in fair value of market risk benefits:
Gross amounts	$110	$(27)	$296	$(41)
Reinsurance ceded	24	13	(4)	20
Net change in fair value of market risk benefits	$134	$(14)	$292	$(21)

Interest sensitive contract benefits:
Gross amounts	$629	$238	$1,394	$603
Reinsurance ceded	(106)	(105)	(326)	(265)
Net interest sensitive contract benefits	$523	$133	$1,068	$338
The following summarizes our life and annuity reinsurance treaties and related recoverable (in millions):

	Reinsurance Recoverable	Agreement Type	Products Covered
	September 30, 2024
	(Dollars in millions)
Principal Reinsurers:
EquiTrust Life Insurance Company	$237	Coinsurance	Certain Fixed Index and Fixed Rate Annuities
Athene Life Re Ltd.	1,924	Coinsurance Funds Withheld, Modified Coinsurance	Certain Fixed Annuities and Multi-Year Guaranteed Annuities
North End Re (Cayman) SPC	8,010	Coinsurance Funds Withheld, Modified Coinsurance	Certain Fixed Annuities
AeBe ISA LTD	4,333	Coinsurance Funds Withheld, Coinsurance	Certain Fixed Index and Fixed Rate Annuities
Reinsurance Group of America Inc. (RGA)	3,406	Coinsurance	Certain Term, Whole, Indexed Universal, Universal, and Universal with Secondary Guarantee Life Insurance Policies
	$17,910

Effective July 1, 2024, certain of American National’s subsidiaries entered into reinsurance agreements with certain subsidiaries of Reinsurance Group of America Inc. (“RGA”), a third party reinsurance group. In accordance with the terms of this agreement, such American National subsidiaries ceded to the reinsurer, on a coinsurance basis, mortality risk and approximately $3.4 billion of reserves associated with a diversified block of term life insurance, whole life insurance, indexed universal life insurance, universal life insurance and universal life insurance with secondary guarantee. Policies written by American National Life Insurance Company, American National Life Insurance Company of Texas and Garden State Life Insurance Company are ceded on a 100% quota share basis, while policies written by American National Life Insurance Company of New York are ceded on an 80% quota share basis. This reinsurance transaction represents approximately half of the Company’s in-force life business. As part of this reinsurance transaction, the Company recognized a deferred gain of $1.6 billion, which is recorded in Other liabilities in the Consolidated Statements of Financial Position as of September 30, 2024. This deferred gain represents the unamortized portion of the cost of reinsurance related to the in-force business which will be amortized over the life of the underlying reinsured policies. The deferred gain represents primarily the difference between liabilities ceded and assets transferred as part of the reinsurance agreement. The amortization of the deferred gain recognized in Other income in the Consolidated Statements of Operations for the three months ended September 30, 2024 was $9 million.
There were no other significant changes to third party reinsurance agreements for the three and nine months ended September 30, 2024.
We calculate estimated losses on reinsurance recoverable balances by determining an expected loss ratio. The expected loss ratio is based on industry historical loss experience and expected recovery timing adjusted for certain current and forecasted environmental factors management believes to be relevant. Estimated losses related to our reinsurance recoverable balances was $0 million as of September 30, 2024.
The company incurred risk charge fees of $5 million and $8 million during the three and nine months ended September 30, 2024, in relation to reinsurance agreements.
Intercompany Reinsurance Agreements
The Company executes various intercompany reinsurance agreements between its subsidiaries, including off shore entities, for purposes of managing regulatory statutory capital and risk. All intercompany balances have been eliminated in the preparation of the accompanying financial statements.
These intercompany transactions are executed with wholly-owned reinsurance subsidiaries, AEL Re Vermont, AEL Re Vermont II, Freestone Re Ltd. (“Freestone”), and AEL Re Bermuda Ltd. The reinsurance agreements with AEL Re Vermont and AEL Re Vermont II involve reinsuring a portion of lifetime income benefit rider payments in excess of policy fund values. These entities then entered into third-party excess of loss agreements which are permitted to be an admitted asset on the statutory balance sheets. The reinsurance agreement with AEL Re Bermuda Ltd. is a coinsurance agreement to reinsure a portion of fixed index annuities on a funds withheld basis. The reinsurance agreements with Freestone involve reinsuring certain group annuity contracts issued under PRT transactions and certain single premium immediate annuities, fixed deferred annuities, fixed index annuities and multi-year guarantee annuities.
13. Separate Account Assets and Liabilities
The following table presents the change of the Company’s separate account assets and liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Balance, beginning of period	$1,266	$1,145	$1,189	$1,045
Additions (deductions):
Acquisition from business combination	—	—	—	—
Policyholder deposits	20	19	55	58
Net investment income	9	7	19	21
Net realized capital gains (losses) on investments	44	(36)	156	78
Policyholder benefits and withdrawals	(28)	(37)	(103)	(96)
Net transfer from (to) general account	(6)	(5)	(4)	(6)
Policy charges	(3)	(3)	(10)	(10)
Total changes	36	(55)	113	45
Balance, end of period	$1,302	$1,090	$1,302	$1,090

14. Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired
The following tables present the balances and changes in DAC, DSI and VOBA by segment:

	Three Months Ended September 30, 2024
	Annuity	Life	Property and Casualty	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$406	$271	$140	$817
Additions	242	26	106	374
Amortization	(8)	(10)	(99)	(117)
Net change	234	16	7	257
Balance, end of period	$640	$287	$147	$1,074

DSI
Balance, beginning of period	$103	$—	$—	$103
Additions	141	—	—	141
Amortization	(4)	—	—	(4)
Net change	137	—	—	137
Balance, end of period	$240	$—	$—	$240

VOBA
Balance, beginning of period	$7,126	$293	$16	$7,435
Measurement period adjustment (2)	45	—	—	45
Additions	—	—	—	—
Amortization	(162)	(9)	3	(168)
Other (1)	—	(250)	—	(250)
Net change	(117)	(259)	3	(373)
Balance, end of period	$7,009	$34	$19	$7,062
Total DAC, DSI, and VOBA Asset	$7,889	$321	$166	$8,376

	Three Months Ended September 30, 2023
	Annuity	Life	Property and Casualty	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$128	$162	$156	$446
Additions	49	30	128	207
Amortization	(4)	(2)	(121)	(127)
Net change	45	28	7	80
Balance, end of period	$173	$190	$163	$526

DSI
Balance, beginning of period	$6	$—	$—	$6
Additions	1	—	—	1
Amortization	—	—	—	—
Net change	1	—	—	1
Balance, end of period	$7	$—	$—	$7

VOBA
Balance, beginning of period	$43	$321	$23	$387
Acquisition from business combinations	—	—	—	—
Additions	—	—	—	—
Amortization	(1)	(5)	(3)	(9)
Other	—	—	—	—
Net change	(1)	(5)	(3)	(9)
Balance, end of period	$42	$316	$20	$378
Total DAC, DSI, and VOBA Asset	$222	$506	$183	$911

	Nine Months Ended September 30, 2024
	Annuity	Life	Property and Casualty	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$190	$224	$158	$572
Additions	472	83	302	857
Amortization	(22)	(20)	(313)	(355)
Net change	450	63	(11)	502
Balance, end of period	$640	$287	$147	$1,074

DSI
Balance, beginning of period	$8	$—	$—	$8
Additions	235	—	—	235
Amortization	(3)	—	—	(3)
Net change	232	—	—	232
Balance, end of period	$240	$—	$—	$240

VOBA
Balance, beginning of period	$39	$305	$20	$364
Acquisition from business combinations	7,239	—	—	7,239
Additions	—	—	—	—
Amortization	(269)	(21)	(1)	(291)
Other (1)	—	(250)	—	(250)
Net change	6,970	(271)	(1)	6,698
Balance, end of period	$7,009	$34	$19	$7,062
Total DAC, DSI, and VOBA Asset	$7,889	$321	$166	$8,376

	Nine Months Ended September 30, 2023
	Annuity	Life	Property and Casualty	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$43	$88	$121	$252
Additions	139	114	355	608
Amortization	(9)	(12)	(313)	(334)
Net change	130	102	42	274
Balance, end of period	$173	$190	$163	$526

DSI
Balance, beginning of period	$4	$—	$—	$4
Additions	3	—	—	3
Amortization	—	—	—	—
Net change	3	—	—	3
Balance, end of period	$7	$—	$—	$7

VOBA
Balance, beginning of period	$44	$335	$64	$443
Acquisition from business combinations	—	—	—	—
Additions	—	—	—	—
Amortization	(2)	(19)	(44)	(65)
Other	—	—	—	—
Net change	(2)	(19)	(44)	(65)
Balance, end of period	$42	$316	$20	$378
Total DAC, DSI, and VOBA Asset	$222	$506	$183	$911
(1)See Note 12 - Reinsurance for details of a reinsurance transaction in relation to the Company’s Life business, resulting in the adjustment to VOBA asset recognized upon the acquisition of American National in 2022.
(2)See Note 16 - Acquisitions for details of the measurement period adjustment to VOBA acquired from the acquisition of AEL in May 2024.

Value of Business Acquired
The VOBA asset is included in “Deferred policy acquisition costs, deferred sales inducements and value of business acquired” in the Consolidated Statements of Financial Position. The amortization of VOBA asset is recorded in “Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired” in the Consolidated Statements of Operations.
The following table provides the projected VOBA asset amortization expenses for a five-year period and thereafter:

Years	(Dollars in millions)
2024	$160
2025	617
2026	566
2027	513
2028	470
Thereafter	4,736
Total amortization expense	$7,062
15. Intangible Assets
The components of definite-lived and indefinite-lived intangible assets are as follows. Refer to Note 14 - Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired for VOBA asset, which is an actuarial intangible asset arising from a business combination.

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Definite-lived intangible assets:
Distributor relationships	$1,485	$(27)	$1,458	$5	$—	$5
Trade name	58	(4)	54	10	(2)	8
Internally generated software	45	(4)	41	—	—	—
Total definite-lived intangible assets	1,588	(35)	1,553	15	(2)	13

Indefinite-lived intangible assets:
Insurance licenses	46	—	46	31	—	31
Total indefinite-lived intangible assets	46	—	46	31	—	31
Total intangible assets	$1,634	$(35)	$1,599	$46	$(2)	$44
No impairment expenses of intangible assets were recognized for the three and nine months ended September 30, 2024 and 2023. We estimate that our intangible assets do not have any significant residual value in determining their amortization. Amortization expenses for definite-lived intangible assets were $20 million and $33 million for the three and nine months ended September 30, 2024 and $0 million and $1 million for the three and nine months ended September 30, 2023, respectively.
The following table outlines the estimated future amortization expense related to definite-lived intangible assets held as of September 30, 2024.

Years	(Dollars in millions)
2024	$21
2025	81
2026	81
2027	72
2028	67
Thereafter	1,231
Total amortization expense	$1,553

16. Acquisitions
On May 2, 2024, in conjunction with the Merger, Brookfield Wealth Solutions indirectly acquired all of AEL’s issued and outstanding common stock not already owned for a consideration of approximately $2.5 billion in cash and 28,803,599 shares of class A limited voting shares of BAM (“BAM Shares”).
Accounting for the Merger is not finalized, and there remains some measurement uncertainty on the acquisition valuation, which is pending completion of a comprehensive evaluation of the net assets acquired within the next twelve months, including but not limited to identifiable intangible assets, deferred income tax assets, and policyholders’ account balances. The financial statements as of September 30, 2024 reflect management’s current best estimate of the purchase price allocation. Final valuation of the assets acquired and liabilities assumed and the completion of the purchase price allocation will occur by the second quarter of 2025. As a result, the excess of the purchase price over the fair value of net assets acquired, representing goodwill of $630 million as of September 30, 2024, may be adjusted in future periods. Goodwill recognized is not deductible for income tax purposes. In conjunction with the Merger and Post-Effective Merger, Brookfield Wealth Solutions agreed to indemnify ANGI for certain liabilities that could arise as a result of merger-related activities, including tax liabilities.
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
The business operations of AEL, which are now part of ANGI, contributed revenues of $1.3 billion and a net loss of $250 million to the Company for the period from May 2, 2024 to September 30, 2024. Had the Merger occurred on January 1, 2023, the consolidated unaudited pro forma revenue and net profit would be (i) $6.5 billion and $0.5 billion, respectively, for the nine months ended September 30, 2024; (ii) $1.9 billion and $96 million income, respectively, for the three months ended September 30, 2023; and (iii) $5.8 billion and $289 million, respectively, for the nine months ended September 30, 2023. The pro forma amounts have been calculated using the subsidiary’s results and adjusting them for the revised depreciation and amortization that would have been charged assuming the fair value adjustments to investments, property and equipment and intangible assets had applied from January 1, 2023, together with the consequential tax effects.
The current best estimate of the purchase price allocation reflects the inclusion of updated mortality, base lapse and lifetime income benefit rider utilization assumptions related to AEL’s market risk benefits liability as part of its annual assumptions review which took place in the third quarter of 2024. This resulted in a $45 million increase in both the value of business acquired asset and market risk benefits liability.

The following summarizes the consideration transferred, fair value of assets acquired and liabilities assumed as of the acquisition date:

(Dollars in millions)
Fair value of consideration transferred:
Cash	$2,525
BAM Shares transferred by the Company	1,111
Fair value of the Company’s pre-existing interest in AEL	897
Total consideration	$4,533

Assets acquired:
Investments	$42,960
Cash and cash equivalents	13,367
Accrued investment income	414
Value of business acquired	7,239
Reinsurance recoverables and deposit assets	14,963
Property and equipment	42
Intangible assets	1,580
Other assets	670
Total assets acquired	$81,235
Liabilities assumed:
Future policy benefits	$310
Policyholders’ account balances	61,473
Market risk benefits	3,023
Notes payable	768
Subsidiary borrowings	84
Funds withheld for reinsurance liabilities	8,601
Other liabilities	2,360
Total liabilities assumed	76,619
Less: Fair value of AEL preferred stock	685
Less: Non-controlling interest	28
Net assets acquired	3,903
Goodwill	$630
Acquisition-related costs of $126 million incurred were recorded as “Operating expenses” in the Consolidated Statements of Operations.
17. Future Policy Benefits
The reconciliation of the balances described in the table below to the “Future policy benefits” in the Consolidated Statements of Financial Position is as follows.

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Future policy benefits:
Annuity	$3,829	$2,213
Life	1,567	1,895
Deferred profit liability:
Annuity	92	64
Life	73	66
Other contracts and VOBA liability	1,618	1,870
Total future policy benefits	$7,179	$6,108

Future Policy Benefits
The balances and changes in the liability for future policy benefits are as follows:

	Nine Months Ended September 30, 2024			Year Ended December 31, 2023
	Annuity	Life	Total	Annuity	Life	Total
	(Dollars in millions)
Present Value of Expected Net Premiums:
Balance, beginning of period	$—	$3,145	$3,145	$—	$3,520	$3,520
Beginning balance at original discount rate	—	3,254	3,254	—	3,826	3,826
Effect of changes in cash flow assumptions (1)	—	195	195	—	(353)	(353)
Effect of actual variances from expected experience	11	(325)	(314)	2	(59)	(57)
Adjusted beginning of period balance	11	3,124	3,135	2	3,414	3,416
Acquisition from business combination	—	—	—	—	—	—
Issuances	1,287	38	1,325	984	90	1,074
Interest accrual	10	87	97	8	121	129
Net premiums collected	(1,306)	(244)	(1,550)	(995)	(373)	(1,368)
Derecognitions (lapses and withdrawals)	—	1	1	1	2	3
Ending balance at original discount rate	2	3,006	3,008	—	3,254	3,254
Effect of changes in discount rate assumptions	—	(39)	(39)	—	(109)	(109)
Balance, end of period	$2	$2,967	$2,969	$—	$3,145	$3,145

Present Value of Expected Future Policy Benefits:
Balance, beginning of period	$2,213	$5,040	$7,253	$1,288	$5,330	$6,618
Beginning balance at original discount rate	2,217	5,277	7,494	1,368	5,875	7,243
Effect of changes in cash flow assumptions	—	(185)	(185)	(1)	(362)	(363)
Effect of actual variances from expected experience	11	(357)	(346)	(25)	(59)	(84)
Adjusted beginning of period balance	2,228	4,735	6,963	1,342	5,454	6,796
Acquisition of business combination	311	—	311	—	—	—
Issuances	1,300	44	1,344	988	89	1,077
Interest accrual	105	145	250	73	188	261
Benefit payments	(199)	(223)	(422)	(189)	(456)	(645)
Derecognitions (lapses and withdrawals)	3	1	4	3	2	5
Ending balance at original discount rate	3,748	4,702	8,450	2,217	5,277	7,494
Effect of changes in discount rate assumptions	83	(168)	(85)	(4)	(237)	(241)
Balance, end of period	$3,831	$4,534	$8,365	$2,213	$5,040	$7,253

Liability for future policy benefits	$3,829	$1,567	$5,396	$2,213	$1,895	$4,108
Less: Reinsurance recoverables	(3)	(1,288)	(1,291)	—	(45)	(45)
Net liability for future policy benefits, after reinsurance recoverable	$3,826	$279	$4,105	$2,213	$1,850	$4,063

Weighted-average liability duration of future policy benefits (years)	8	15		8	16

Weighted average interest accretion rate	5.12%	4.63%		4.94%	4.60%
Weighted average current discount rate	4.85%	5.05%		4.88%	5.03%
For the three and nine months ended September 30, 2024, the Company recognized liability remeasurement impacts of $15 million, which were included in “Policyholder benefits and claims incurred” in the consolidated statements of operations. The notable changes to cash flow assumptions in the third quarter of 2024 resulted in (i) a decrease in the liability for future policy benefits related to annuity products driven by favorable mortality. The change in mortality resulted in an offsetting increase to the deferred profit liability; (ii) a decrease in the liability for future policy benefits for term life products primarily driven by favorable mortality and favorable updates to policyholder lapse behavior assumptions; and (iii) an increase in the future policy benefits liability for universal life products driven by unfavorable updates in policyholder lapse assumptions and unfavorable mortality.

The amounts of undiscounted and discounted expected gross premiums and future benefit payments follow:

	September 30, 2024		December 31, 2023
	Undiscounted	Discounted	Undiscounted	Discounted
	(Dollars in millions)
Annuity
Expected future benefit payments	$6,011	$3,831	$3,466	$2,213
Expected future gross premiums	—	—	—	—

Life
Expected future benefit payments	9,051	4,534	10,353	5,040
Expected future gross premiums	5,858	3,681	7,541	4,328

Total
Expected future benefit payments	15,062	8,365	13,819	7,253
Expected future gross premiums	5,858	3,681	7,541	4,328
The amount of revenue and interest recognized in the Consolidated Statements of Operations follows:

	Nine Months Ended September 30, 2024		Year Ended December 31, 2023
	Gross Premiums or Assessments	Interest Expense	Gross Premiums or Assessments	Interest Expense
	(Dollars in millions)
Annuity	$2,903	$176	$1,027	$83
Life	721	130	452	95

18. Policyholders' Account Balances
Policyholders’ account balances relate to investment-type contracts and universal life-type policies. Investment-type contracts principally include traditional individual fixed annuities and fixed index annuities in the accumulation phase and non-variable group annuity contracts.
The balances and changes in policyholders’ account balances follow.

	Nine Months Ended September 30, 2024		Year Ended December 31, 2023
	Annuity	Life	Annuity	Life
	(Dollars in millions)
Balance, beginning of period	$14,694	$1,975	$12,012	$1,899
Issuances	8,192	51	4,382	84
Acquisition from business combination	61,296	—	—	—
Premiums received	46	314	34	399
Policy charges	(298)	(284)	(39)	(362)
Surrenders and withdrawals	(6,278)	(62)	(2,132)	(110)
Interest credited	1,467	74	437	65
Benefit payments	(386)	—	—	—
Other	4	—	—	—
Balance, end of period	$78,737	$2,068	$14,694	$1,975

Reconciling items:
Supplemental contracts	$499	$—	$291	$—
Variable universal life	—	39	—	36
Variable deferred annuity	8	—	8	—
Embedded derivative and other	1,004	58	135	38
Total PAB balance, end of period	$80,248	$2,165	$15,128	$2,049

Weighted-average crediting rate	3.89%	4.88%	3.27%	3.34%
Net amount at risk (a)	$12,495	$38,548	$417	$38,365
Cash surrender value	$72,719	$1,826	$15,000	$1,796
(a)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums follow.

	September 30, 2024
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 - 50 Basis Points Above	51 - 150 Basis Points Above	> 150 Basis Points Above	Other	Total
		(Dollars in millions)
Annuity	0% - 1%	$4,176	$2,882	$3,676	$4,763	$—	$15,497
	1% - 2%	1,504	366	1,411	1,765	—	5,046
	2% - 3%	1,907	412	142	8,354	—	10,815
	Greater than 3%	289	6	1	9	—	305
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	47,074	47,074
	Total	$7,876	$3,666	$5,230	$14,891	$47,074	$78,737

Life	0% - 1%	$—	$—	$—	$—	$—	$—
	1% - 2%	30	2	57	699	—	788
	2% to 3%	422	—	222	—	—	644
	Greater than 3%	636	—	—	—	—	636
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	—	—
	Total	$1,088	$2	$279	$699	$—	$2,068

	December 31, 2023
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 - 50 Basis Points Above	51 - 150 Basis Points Above	> 150 Basis Points Above	Other	Total
		(Dollars in millions)
Annuity	0% - 1%	$2,485	$29	$483	$722	$—	$3,719
	1% - 2%	668	430	1,943	2,137	—	5,178
	2% - 3%	827	409	56	4,224	—	5,516
	Greater than 3%	264	7	1	1	—	273
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	8	8
	Total	$4,244	$875	$2,483	$7,084	$8	$14,694

Life	0% - 1%	$—	$—	$—	$—	$—	$—
	1% - 2%	168	2	140	371	—	681
	2% to 3%	415	—	219	—	—	634
	Greater than 3%	659	—	—	—	—	659
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	1	1
	Total	$1,242	$2	$359	$371	$1	$1,975
In the third quarter of 2024, the Company performed its annual assumption review related to investment-type contracts and universal life-type contracts, which resulted in $60 million net increase primarily in the value of embedded derivatives related to fixed-index annuity products, which was included in “Change in fair value of insurance-related derivatives and embedded derivatives” in the consolidated statements of operations. The notable changes made to cash flow assumptions from the annual assumption review were a net increase in option budget primarily from an increase in investment portfolio rates and an increase in the utilization assumption for the lifetime income benefit riders partially offset by favorable updates to policyholder lapse behavior assumptions. In 2023, the Company performed its annual assumption review in the fourth quarter of 2023, resulting in no material changes to the value of the embedded derivative in policyholders’ account balances.

19. Market Risk Benefits
Market Risk Benefits
The balances of and changes in the net market risk benefit (MRB) assets and liabilities for the nine months ended September 30, 2024 and year ended December 31, 2023 is as follows:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
	Annuity	Annuity
	(Dollars in millions)
Balance, beginning of period	$—	$44
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	1	70
Acquisition from business combination (a)	2,420	—
Issuances	3	1
Interest accrual	61	3
Attributed fees collected	91	13
Benefits payments	—	—
Effect of changes in interest rates	413	(117)
Effect of changes in equity markets	(39)	171
Effect of changes in equity index volatility	(95)	(46)
Actual policyholder behavior different from expected behavior	—	(7)
Effect of changes in future expected policyholder behavior	(13)	—
Effect of changes in other future expected assumptions	44	(87)
Balance, end of period, before effect of changes in the instrument-specific credit	2,886	1
Effect of changes in the ending instrument-specific credit risk	81	(1)
Balance, end of period	2,967	—
Less: Reinsured MRB, end of period	(746)	—
Balance, end of period, net of reinsurance	$2,221	$—

Net amount at risk (b)	$12,078	$—
Weighted average attained age of contract holders (years)	71	65
(a)Includes a measurement period adjustment to market risk benefits liability which was assumed through the acquisition of AEL in May 2024. See Note 16 - Acquisition for further details.
(b)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
The following is a reconciliation of market risk benefits by amounts in an asset position and in a liability position to “Market risk benefits” amount in the Consolidated Statements of Financial Position:

	September 30, 2024
	Asset	Liability	Net Liability
	(Dollars in millions)
Annuity	$758	$3,725	$2,967
Total	$758	$3,725	$2,967

	December 31, 2023
	Asset	Liability	Net Liability
	(Dollars in millions)
Annuity	$34	$34	$—
Total	$34	$34	$—
In the third quarter of 2024, the Company performed its annual assumption review for annuity contracts, which resulted in a $40 million net decrease in the market risk benefits liability, which was included in “Change in fair value of market risk benefits” in the consolidated statements of operations. The notable changes to cash flow assumptions from the annual assumption review were a net increase in option budget primarily from an increase in investment portfolio rates and favorable updates to policyholder lapse behavior assumptions. In 2023, the Company performed its annual assumption review in the fourth quarter of 2023, resulting in no material changes to the market risk benefits liability.

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
Information regarding the liability for unpaid claims is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Policy and contract claims, beginning	$1,880	$1,867	$1,870	$1,786
Less: Unpaid claims balance, beginning – long-duration	213	210	213	231
Gross unpaid claims balance, beginning – short-duration	1,667	1,657	1,657	1,555
Less: Reinsurance recoverables, beginning	271	303	302	305
Less: Foreign currency translation and other	—	—	—	—
Net unpaid claims balance, beginning – short-duration	1,396	1,354	1,355	1,250
Acquisition from business combination, net of reinsurance	—	—	1	—
Add: incurred related to:
Current accident year	354	411	1,104	1,227
Prior accident years	(7)	(3)	(39)	(25)
Total incurred claims	347	408	1,065	1,202
Less: paid claims related to:
Current accident year	232	313	541	655
Prior accident years	109	84	478	432
Total paid claims	341	397	1,019	1,087
Net unpaid claims balance, ending – short-duration	1,402	1,365	1,402	1,365
Add: Foreign currency translation and other	—	—	—	—
Add: Reinsurance recoverables, ending	300	317	300	317
Gross unpaid claims balance, ending – short-duration	1,702	1,682	1,702	1,682
Add: Unpaid claims balance, ending – long duration	201	212	201	212
Policy and contract claims, ending	$1,903	$1,894	$1,903	$1,894
The estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $7 million and $39 million, respectively, for the three and nine months ended September 30, 2024 and decreased $3 million and $25 million, respectively, for the three and nine months ended September 30, 2023. The favorable development in 2024 was a reflection of lower-than-anticipated losses arising from commercial other, business owners, workers’ compensation, and homeowners lines of business. The favorable development in 2023 was a reflection of lower-than-anticipated losses arising from agribusiness, business owners, commercial auto, and commercial other lines of business.
For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims as of September 30, 2024 and December 31, 2023 were $8 million and $4 million, respectively.

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
In June 2022, the Company issued $500 million of 6.144% unsecured Senior Notes maturing June 13, 2032. Interest is payable in arrears on June 13 and December 13 of each year. Such notes were offered under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The proceeds from the Senior Notes were used to repay a portion of the Term Loan Agreement. The outstanding note balance was reduced by $4 million in unamortized issuance costs as of September 30, 2024. Interest payments of $0 million and $15 million were made during the three and nine months ended September 30, 2024.
On May 7, 2024, the Company entered into a new term loan agreement with $1.9 billion borrowed under the agreement as of September 30, 2024. The term loan will mature on May 25, 2027. Interest on the amount borrowed under the term loan is tied to SOFR plus a margin and is reset and paid quarterly.
The agreements above require the Company and its subsidiaries to maintain minimum net worth covenants. As of September 30, 2024 and December 31, 2023, the Company was in compliance with its financial covenants.
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
Following is a summary of subordinated debt obligations to the trusts at September 30, 2024:

	September 30, 2024	Interest Rate	Due Date
	(Dollars in millions)
American Equity Capital Trust II	$84	5%	June 1, 2047
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
The following is the maturity by year on long term borrowings:

	Payments Due by Year
	Total	Unamortized Discount and Issuance Costs	Less Than 1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More Than 5 Years
	(Dollars in millions)
As of September 30, 2024:
Long term borrowings	$2,959	$(41)	$—	$—	$2,400	$—	$—	$600

As of December 31, 2023:
Long term borrowings	$1,493	$(7)	$—	$—	$—	$1,000	$—	$500

22. Income Taxes
For the three and nine months ended September 30, 2024, the effective tax rates on pre-tax income were 18.8% and 109.4% respectively. For the three-month period, the Company’s effective tax rate differed from the statutory rate of 21% primarily due to adjustments for noncontrolling interest. For the nine-month period, the Company’s effective tax rate differed from the statutory tax rate of 21% primarily due to the recognition of a deferred tax benefit related to the Bermuda corporate income tax.
For the three and nine months ended September 30, 2023, the effective tax rates on pre-tax income were 14.1% and 14.4% respectively. The Company’s effective tax rate differed from the statutory tax rate of 21% for the same respective periods primarily due to benefits from tax-exempt investments, dividends-received deduction and tax credits.
Pillar Two and Bermuda Corporate Income Tax Regime
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
The Company’s wholly-owned subsidiary, Freestone, is incorporated under the laws of Bermuda and is not required to pay any taxes in Bermuda based upon income or capital gains. However, in December 2023, the Government of Bermuda enacted a corporate income tax (“CIT”) regime, designed to align with the OECD’s global minimum tax rules. Effective January 1, 2025, the regime applies a 15% CIT to Bermuda businesses that are part of MNE groups with annual revenue of €750 million or more. As a result of this new regime, the Company recognized a deferred tax benefit of $35 million as of December 31, 2023.
The new Bermuda CIT introduced an economic transition adjustment (“ETA”) which allows for an elective increase or decrease in the tax basis of assets and liabilities (excluding goodwill) held as of September 30, 2023 to fair value. It also allows for the recognition of a DTA related to the value of “identifiable intangible assets” that may be amortized over 10 years, beginning January 1, 2025. Examples of identifiable intangible assets include brand and trade names, software, customer relationships and the value of in-force insurance business. On January 16, 2024, the Government of Bermuda clarified that the ETA can be applied to “customer or supplier relationships between separate legal entities, whether intragroup or with third parties”. With the release of this additional guidance by the Government of Bermuda as well as the increase of forecasted taxable income in Bermuda, we recognized additional deferred tax assets of $292 million (through deferred tax expense) and $50 million (via acquisition accounting for AEL) which increased our Bermuda CIT related deferred tax asset to $377 million. The Company will continue to monitor developments prior to the commencement of this regime.
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
On November 21, 2019, AEL issued 16,000 shares of 5.95% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series A ("Series A") with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $389 million.
On June 10, 2020, AEL issued 12,000 shares of 6.625% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series B ("Series B") with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $290 million.
Dividends on the Series A and Series B preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the first day of March, June, September and December of each year, commencing on March 1, 2020 for Series A and on December 1, 2020 for Series B. For the three and nine months ended September 30, 2024, we paid dividends totaling $6 million and $12 million for Series A preferred stock and $5 million and $10 million for Series B preferred stock, respectively. The Series A and Series B preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions.

24. Accumulated Other Comprehensive Income
The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below:

	Change in Net Unrealized Investment Gains (Losses)	Change in Discount Rate for Future Policy Benefits	Change in Instrument- Specific Credit Risk for Market Risk Benefit	Defined Benefit Pension Plan Adjustment	Foreign Currency Translation / Other	Total
	(Dollars in millions)
Balance as of January 1, 2024	$(299)	$105	$1	$85	$(1)	$(109)
Other comprehensive income (loss) before reclassifications	(56)	128	(11)	5	(3)	63
Amounts reclassified to (from) AOCI	—	—	—	—	—	—
Deferred income tax benefit (expense)	12	(26)	2	(1)	—	(13)
Balance at March 31, 2024	(343)	207	(8)	89	(4)	(59)
Other comprehensive income (loss) before reclassifications	489	101	18	19	10	637
Amounts reclassified to (from) AOCI	4	—	—	—	—	4
Deferred income tax benefit (expense)	(106)	(21)	(4)	(4)	(2)	(137)
Balance at June 30, 2024	44	287	6	104	4	445
Other comprehensive income (loss) before reclassifications	1,689	(290)	(90)	4	(2)	1,311
Amounts reclassified to (from) AOCI	2	—	—	—	—	2
Deferred income tax benefit (expense)	(357)	59	19	(1)	3	(277)
Balance at September 30, 2024	$1,378	$56	$(65)	$107	$5	$1,481

Balance as of January 1, 2023	$(722)	$253	$21	$1	$(1)	$(448)
Other comprehensive income (loss) before reclassifications	261	(106)	(7)	3	—	151
Amounts reclassified to (from) AOCI	20	—	—	—	—	20
Deferred income tax benefit (expense) and other	59	—	—	(1)	—	58
Balance at March 31, 2023	(382)	147	14	3	(1)	(219)
Other comprehensive income (loss) before reclassifications	(269)	63	(8)	4	—	(210)
Amounts reclassified to (from) AOCI	10	—	—	(2)	—	8
Deferred income tax benefit (expense)	43	—	—	—	—	43
Balance at June 30, 2023	(598)	210	6	5	(1)	(378)
Other comprehensive income (loss) before reclassifications	(182)	248	(9)	1	—	58
Amounts reclassified to (from) AOCI	(2)	—	—	—	—	(2)
Deferred income tax benefit (expense)	52	(66)	3	—	—	(11)
Balance at September 30, 2023	$(730)	$392	$—	$6	$(1)	$(333)
25. Statutory Financial Information and Dividend Restrictions
The Company’s insurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate, including the U.S. and Bermuda. Certain regulations include restrictions that limit the dividends or other distributions, such as loans or cash advances, available to stockholders without prior approval of the insurance regulatory authorities. The differences between financial statements prepared for insurance regulatory authorities and GAAP financial statements vary by jurisdiction.
U.S. Statutory Requirements
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
Our U.S. insurance subsidiaries are subject to certain Risk Based Capital (“RBC”) requirements as defined by the National Association of Insurance Commissioners ("NAIC"). RBC requirements require a certain amount of capital and surplus to be maintained based upon various risk factors of the insurance company. During the reporting periods presented, our insurance subsidiaries met the minimum RBC requirements.
Bermuda Statutory Requirements
The Company’s Bermuda-domiciled insurance subsidiaries, which include AEL Re Bermuda and Freestone, are licensed by the Bermuda Monetary Authority (“BMA”). These subsidiaries prepare statutory financial statements that are generally equivalent to GAAP financial statements, with the exception of prudential filters, which include adjustments to eliminate assets non-admissible for solvency purposes, and permitted practices granted by the BMA.
These Bermuda-domiciled subsidiaries are subject to the Insurance Act 1978, as amended (the “Bermuda Insurance Act”). Under the Bermuda Insurance Act, these subsidiaries are required to maintain minimum statutory capital and surplus equal to the greater of a minimum solvency margin and the enhanced capital requirement as determined by the BMA. The Company’s insurance subsidiaries in Bermuda met the minimum solvency and minimum liquidity regulatory requirements, which include the Enhanced Capital Requirement (“ECR”), calculated based on the Bermuda Solvency Capital Requirement (“BSCR”) model, which is a risk-based model that takes into account the risk characteristics of different aspects of the insurance company’s business.
Statutory Financial Information
The statutory capital and surplus and net income (loss) of our primary life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in millions):

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Statutory capital and surplus:
American Equity Investment Life Insurance Company (1)	$3,281
American National’s U.S. life insurance entities	3,130	$2,776
American National’s U.S. property and casualty insurance entities	1,694	1,702

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Statutory net income (loss):
American Equity Investment Life Insurance Company (1)	$(128)		$57
American National’s U.S. life insurance entities	(170)	$(58)	(183)	$(166)
American National’s U.S. property and casualty insurance entities	15	(28)	22	(76)
(1)American Equity Investment Life Insurance Company’s statutory capital and surplus as of December 31, 2023 and statutory net income (loss) for the periods ended September 30, 2023 are not provided, as the Company acquired AEL on May 2, 2024. Statutory net income (loss) for the periods ended September 30, 2024 presented above represent earnings reported to its regulator and are inclusive of earnings prior to the Company’s acquisition of AEL.
Prescribed and Permitted Statutory Accounting Practices
American Equity Investment Life Insurance Company (AEILIC) is domiciled in the State of Iowa and is regulated by the Iowa Insurance Division. AEILIC uses prescribed statutory accounting practice which allows for call option derivatives instruments hedging the interest credited on fixed indexed annuities to be recorded at amortized cost and the related fixed index annuity reserve to account for the next index crediting term to be valued at zero. The use of the prescribed statutory accounting practice resulted in lower statutory capital and surplus of $350 million as of September 30, 2024.
AEILIC cedes certain lifetime income benefit rider payments in excess of the policyholder’s account balances to two subsidiaries in Vermont, AEL Re Vermont and AEL Re Vermont II. The Vermont subsidiaries have been granted permitted practices from the Vermont Department to recognize as an admitted asset an excess of loss reinsurance agreement with a third party which reinsures the lifetime income benefit rider payments in excess of policyholder funds values upon exhaustion of a funds withheld account balance. The permitted practice increased the statutory capital of AEL by $3.6 billion at September 30, 2024. Without such permitted practices, the risk based capital at the Vermont entities would fall below the minimum regulatory requirements.

American National had previously been granted a permitted practice from the Texas Department of Insurance to recognize an admitted asset related to the notional value of coverage defined in an excess of loss reinsurance agreement. The permitted practice was terminated effective July 1, 2024 upon the execution of the reinsurance treaty with RGA. For the comparative December 31, 2023 period, the permitted practice increased the statutory capital and surplus of American National $548 million. The statutory capital and surplus of American National would have remained above authorized control level RBC had it not used the permitted practice.
One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of American National Property And Casualty Company ("ANPAC") by $63 million and $71 million at September 30, 2024 and December 31, 2023, respectively. The statutory capital and surplus of both ANPAC and American National Lloyds Insurance Company would have remained above the authorized control level RBC had it not used the permitted practice.
Statutory Dividend Restrictions
The ability of the Company’s insurance subsidiaries to pay dividends, or other distributions, to their parent companies (and ultimately the Company) is subject to certain restrictions imposed by the jurisdictions of domicile that regulate these insurance subsidiaries, and each jurisdiction typically has calculations for the amount of dividends that an insurance company can pay without the prior approval of the insurance regulatory authorities.
The following provides a summary of statutory restrictions on the payment of dividends for the Company’s insurance subsidiaries in various jurisdictions:
U.S. insurance entities – Various state insurance laws restrict the amount that may be transferred to the parent company by its insurance subsidiaries in the form of dividends without prior approval of the insurance regulatory authorities. These restrictions are based, in part, on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior regulatory approval. Dividends in larger amounts, or extraordinary dividends, are subject to the approval by the insurance commissioner of the applicable state of domicile.
The following are dividend restrictions applicable to American Equity’s U.S. insurance subsidiaries:
•American Equity Investment Life Insurance Company and Eagle Life Insurance Company are permitted without prior approval of the Iowa Insurance Division to pay total dividends of up to $373 million and $30 million during 2024, respectively.
•American Equity Investment Life Insurance Company of New York is permitted without prior approval of the New York State Department of Financial Services to pay total dividends of up to $0 million during 2024.
The following are dividend restrictions applicable to American National’s U.S. insurance subsidiaries:
•American National Insurance Company (“ANICO”) is permitted without prior approval of the Texas Department of Insurance to pay total dividends of up to $236 million during 2024.
•ANPAC is permitted without prior approval of the Missouri Department of Insurance to pay total dividends of up to $74 million during 2024.
•American National Life Insurance Company of New York and Farm Family Casualty Insurance Company are permitted without prior approval of the New York State Department of Financial Services to pay total dividends of up to $33 million and $62 million during 2024, respectively.
Bermuda insurance entities – Under the Bermuda Insurance Act, Bermuda insurance entities are generally prohibited from declaring or paying, in any financial year, dividends of more than 25% of its prior financial year’s total statutory capital and surplus unless it files with the BMA an affidavit signed by at least two directors and the principal representative in Bermuda stating that it will continue to meet its relevant margins.

26. Related Party Transactions
The Company has entered into recurring transactions and agreements with certain related parties. The impact on the Consolidated Financial Statements of significant related party transactions is discussed below.
Investment Management
For the three and nine months ended September 30, 2024 the Company’s insurance subsidiaries paid investment management fees due to related party arrangements with affiliates of BAM of $40 million and $85 million, respectively. For the three and nine months ended September 30, 2023 the Company paid investment management fees of $11 million and $31 million, respectively.
Reinsurance Agreements
AEILIC has a coinsurance agreement with North End Re (Cayman) SPC, a wholly-owned subsidiary Brookfield Wealth Solutions, to reinsure a portion of fixed indexed annuity product liabilities, 70% on a modified coinsurance (“Modco”) basis and 30% on a coinsurance basis. Below is a table showing a summary of the impact of the reinsurance agreement:

		September 30, 2024
		(Dollars in millions)
Total assets		$8,020
Total liabilities		5,660

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	(Dollars in millions)
Effect of reinsurance agreement on net income (loss)	$(138)	$(216)
Other Related Party Transactions
For the nine months ended September 30, 2024, the Company purchased related party investments totaling $2.6 billion. In 2023, the Company purchased related party investments totaling $4.0 billion. Investment transactions with related parties are accounted for in the same manner as those with unrelated parties in the financial statements.
On November 8, 2022 American National and BAMR US Holdings LLC, an indirect wholly-owned subsidiary of Brookfield Wealth Solutions, entered into a demand deposit agreement. The balance at September 30, 2024 and December 31, 2023 was $249 million and $294 million, respectively. The deposit is considered a cash and cash equivalent in the Company's Consolidated Statements of Financial Position as of September 30, 2024 and December 31, 2023.
On August 17, 2023 ANTAC, LLC (a subsidiary of the Company) and Brookfield Wealth Solutions entered into a deposit agreement. The balance at September 30, 2024 and December 31, 2023 was $189 million and $181 million, respectively. The deposit is considered a cash and cash equivalent in the Company's Consolidated Statements of Financial Position as of September 30, 2024.
As of September 30, 2024 and December 31, 2023, Freestone had a deposit of $250 million with the Brookfield Treasury Management Inc., a subsidiary of Brookfield Corporation. This amount is included in cash and cash equivalents in the Company's Consolidated Statements of Financial Position. For the three and nine months ended September 30, 2024, the Company earned interest income of $6 million and $8 million, respectively.

27. Segment Reporting
Management organizes the business into four reporting segments:
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
•Expenses are charged to segments through direct identification and allocations based upon various factors.
The results of operations measured as the income before federal income taxes and other items by operating segments are summarized below.

	Three Months Ended September 30, 2024
	Annuity	Life	Property and Casualty	Corporate and Other	Total
	(Dollars in millions)
Revenues:
Net premiums	$331	$86	$471	$—	$888
Other policy revenue	139	69	—	—	208
Net investment income	1,008	62	41	(87)	1,024
Investment related gains (losses)	(11)	—	—	(117)	(128)
Other income	1	9	2	—	12
Total revenues	1,468	226	514	(204)	2,004
Benefits, losses and expenses:
Policyholder benefits and claims incurred	373	120	353	—	846
Interest sensitive contract benefits	507	16	—	—	523
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	175	10	104	—	289
Change in fair value of insurance-related derivatives and embedded derivatives	355	(11)	—	—	344
Change in fair value of market risk benefits	134	—	—	—	134
Operating expenses	116	63	31	18	228
Interest expense	—	—	—	49	49
Total benefits and expenses	1,660	198	488	67	2,413
Net income (loss) before income taxes	$(192)	$28	$26	$(271)	$(409)

	Three Months Ended September 30, 2023
	Annuity	Life	Property and Casualty	Corporate and Other	Total
	(Dollars in millions)
Revenues:
Net premiums	$154	$107	$523	$—	$784
Other policy revenue	12	94	—	—	106
Net investment income	236	91	35	13	375
Investment related gains (losses)	—	—	—	(12)	(12)
Other income	—	11	—	—	11
Total revenues	402	303	558	1	1,264
Benefits, losses and expenses:
Policyholder benefits and claims incurred	167	143	407	—	717
Interest sensitive contract benefits	98	35	—	—	133
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	7	11	118	—	136
Change in fair value of insurance-related derivatives and embedded derivatives	24	30	—	—	54
Change in fair value of market risk benefits	(14)	—	—	—	(14)
Operating expenses	28	59	56	4	147
Interest expense	—	—	—	27	27
Total benefits and expenses	310	278	581	31	1,200
Net income (loss) before income taxes	$92	$25	$(23)	$(30)	$64

	Nine Months Ended September 30, 2024
	Annuity	Life	Property and Casualty	Corporate and Other	Total
	(Dollars in millions)
Revenues:
Net premiums	$1,342	$286	$1,409	$—	$3,037
Other policy revenue	244	260	—	—	504
Net investment income	2,043	249	121	(17)	2,396
Investment related gains (losses)	(8)	—	—	(152)	(160)
Other income	1	9	2	—	12
Total revenues	3,622	804	1,532	(169)	5,789
Benefits, losses and expenses:
Policyholder benefits and claims incurred	1,457	446	1,059	—	2,962
Interest sensitive contract benefits	956	112	—	—	1,068
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	295	32	322	—	649
Change in fair value of insurance-related derivatives and embedded derivatives	343	3	—	—	346
Change in fair value of market risk benefits	292	—	—	—	292
Operating expenses	249	191	113	113	666
Interest expense	—	—	—	114	114
Total benefits and expenses	3,592	784	1,494	227	6,097
Net income (loss) before income taxes	$30	$20	$38	$(396)	$(308)

	Nine Months Ended September 30, 2023
	Annuity	Life	Property and Casualty	Corporate and Other	Total
	(Dollars in millions)
Revenues:
Net premiums	$714	$321	$1,532	$—	$2,567
Other policy revenue	29	277	—	—	306
Net investment income	618	231	125	46	1,020
Investment related gains (losses)	—	—	—	(32)	(32)
Other income	—	32	—	—	32
Total revenues	1,361	861	1,657	14	3,893
Benefits, losses and expenses:
Policyholder benefits and claims incurred	761	448	1,197	—	2,406
Interest sensitive contract benefits	181	157	—	—	338
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	13	35	351	—	399
Change in fair value of insurance-related derivatives and embedded derivatives	(29)	83	—	—	54
Change in fair value of market risk benefits	(21)	—	—	—	(21)
Operating expenses	81	177	171	21	450
Interest expense	—	—	—	73	73
Total benefits and expenses	986	900	1,719	94	3,699
Net income (loss) before income taxes	$375	$(39)	$(62)	$(80)	$194
28. Financial Commitments and Contingencies
Commitments
As of September 30, 2024, the Company had outstanding unfunded commitments to purchase, expand or improve real estate and to fund mortgage loans, private loans and investment funds of $3.3 billion.
In addition, the subsidiaries of the Company had outstanding letters of credit in the amount of $4 million as of September 30, 2024.
The Company’s subsidiaries lease office space, technological equipment and automobiles. The remaining long-term lease commitments as of September 30, 2024 were approximately $32 million and are included in the Company’s Statements of Financial Position within “Other liabilities”.
Federal Home Loan Bank (“FHLB”) Agreements
The Company has access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of September 30, 2024, certain municipal bonds and collateralized mortgage obligations with a fair value of approximately $836 million and commercial mortgage loans of approximately $1.2 billion were on deposit with the FHLB as collateral for borrowing. As of September 30, 2024, the collateral provided borrowing capacity of approximately $1.6 billion. The deposited securities and commercial mortgage loans are included in the Consolidated Statements of Financial Position within “Available-for-sale fixed maturity securities” and “Mortgage loans on real estate”, respectively.
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
29. Subsequent Events
The Company evaluated all events and transactions through November 14, 2024, the date the accompanying consolidated financial statements were available to be issued.
On October 2, 2024, the Company issued $600 million aggregate principal amount of 5.750% Senior Notes due 2029 (the “2029 Senior Notes”). The 2029 Senior Notes bear interest at the rate of 5.750% per year and will mature on October 1, 2029. The Company will pay interest on the 2029 Senior Notes semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on April 1, 2025. At the Company’s option, the 2029 Senior Notes may be redeemed, in whole or in part, at any time or from time to time, prior to their maturity at the applicable redemption price, plus any accrued and unpaid interest thereon to, but excluding, the redemption date for the 2029 Senior Notes. We used the net proceeds from this offering to repay a portion of the outstanding indebtedness under our Term Loan Credit Facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at September 30, 2024 compared with December 31, 2023, and our unaudited consolidated results of operations for the three and nine months ended September 30, 2024 and 2023, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this Form 10-Q. Interim operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the entire year. Preparation of financial statements requires use of management estimates and assumptions.
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

Overview of our Business
On May 2, 2024, the Company’s predecessor, AEL, merged with and into Arches Merger Sub Inc., an indirect, wholly-owned subsidiary of Brookfield Wealth Solutions, with AEL surviving and becoming an indirect, wholly-owned subsidiary of Brookfield Wealth Solutions. On May 7, 2024, American National merged with and into AEL, with AEL surviving as an indirect, wholly-owned subsidiary of Brookfield Wealth Solutions. Subsequently, AEL discontinued its existence as an Iowa corporation and continued its existence as a corporation incorporated in the State of Delaware through the Reincorporation. In connection with the Reincorporation, AEL changed its name to American National Group Inc. Throughout this report, unless otherwise specified or the context otherwise requires, all references to “ANGI", the "Company", "we", "our" and similar references are to American National Group Inc. and its consolidated subsidiaries.
Through our insurance subsidiaries, our Company offers a broad range of insurance products and services, including annuities, life insurance, and personal and commercial property and casualty insurance. Our business is presently conducted through our subsidiaries under four operating segments: Annuity, Life, Property and Casualty and Corporate and Other.
Key Financial Data
The following table presents key financial data of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Total assets	$123,659	$34,876	$123,659	$34,876
Net income (loss) attributable to American National Group Inc.	(299)	54	58	163
Distributable Operating Earnings (1)	360	140	812	447
(1)Distributable Operating Earnings is a Non-GAAP measure. See “Reconciliation of Non-GAAP Measures”.

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023
The results of operations discussed below comprise results for American National for all periods presented and results for American Equity for the period May 2, 2024 to September 30, 2024.
Net Premiums
Net premiums by product type collected during the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Annuities
Retail (1)
Fixed Index	$2	$—	$3	$—
Fixed Rate	1	1	1	2
Total Retail Annuities	3	1	4	2
Institutional
Pension Risk Transfer (2)	285	149	1,228	700
Total Institutional Annuities	285	149	1,228	700

Total Annuities	288	150	1,232	702

Whole Life and Others	135	130	412	393

Property Casualty
Property	324	298	946	859
Liability	139	133	412	383
Professional	—	—	1	1
Specialty	2	73	34	229
Total Property and Casualty	465	504	1,393	1,472

Total net premiums	$888	$784	$3,037	$2,567
(1)Premiums received from retail annuities are generally recorded as deposits and are not included in net premiums on the Consolidated Statements of Operations.
(2)Premiums differ from gross annuity sales in Pension Risk Transfer (PRT), since premiums are recognized as revenue when due while they are included in sales upon deal close, which is confirmed by the counterparty.
Three Months Ended September 30, 2024 vs. 2023
For the three months ended September 30, 2024, we reported total net premiums of $888 million, compared to net premiums of $784 million for the same period in 2023. The increase of $104 million is primarily due to continued growth in the PRT business.
Nine Months Ended September 30, 2024 vs. 2023
For the nine months ended September 30, 2024, we reported total net premiums of $3.0 billion, compared to net premiums of $2.6 billion for the same period in 2023. The increase of $470 million is primarily due to growth within the annuities segment as we continue to scale our PRT business.

Gross Annuity Sales
Gross annuity sales are comprised of directly written retail and institutional annuity deposits, which generally are not included in revenues on the Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Annuities
Retail
Fixed Index	$2,027	$184	$3,677	$587
Fixed Rate	1,799	1,245	4,016	3,611
Variable	17	17	47	48
Total Retail Annuities	3,843	1,446	7,740	4,246

Institutional
Pension Risk Transfer (1)	289	148	1,233	700
Total Institutional Annuities	289	148	1,233	700

Total gross annuity sales	$4,132	$1,594	$8,973	$4,946
(1)Premiums differ from gross annuity sales in PRT, since premiums are recognized as revenue when due while they are included in sales upon deal close, which is confirmed by the counterparty.
Three Months Ended September 30, 2024 vs. 2023
For the three months ended September 30, 2024, we reported total gross annuity sales of $4.1 billion, compared to gross annuity sales of $1.6 billion for the same period in 2023. The increase of $2.5 billion is primarily due to the addition of fixed index annuity deposits generated by American Equity subsequent to the completion of the acquisition as well as strong fixed rate annuity and PRT sales.
Nine Months Ended September 30, 2024 vs. 2023
For the nine months ended September 30, 2024, we reported total gross annuity sales of $9.0 billion, compared to gross annuity sales of $4.9 billion in the prior year period. The increase of $4.0 billion is primarily due to the addition of fixed index annuity deposits generated by American Equity subsequent to the completion of the acquisition as well as an increase in PRT sales due to continued scaling of that segment of business.

The following table summarizes the financial results of our business for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net premiums	$888	$784	$3,037	$2,567
Other policy revenue	208	106	504	306
Net investment income	1,024	375	2,396	1,020
Investment related gains (losses)	(128)	(12)	(160)	(32)
Other income	12	11	12	32
Total revenues	2,004	1,264	5,789	3,893

Policyholder benefits and claims incurred	846	717	2,962	2,406
Interest sensitive contract benefits	523	133	1,068	338
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	289	136	649	399
Change in fair value of insurance-related derivatives and embedded derivatives	344	54	346	54
Change in fair value of market risk benefits	134	(14)	292	(21)
Operating expenses	228	147	666	450
Interest expense	49	27	114	73
Total benefits and expenses	2,413	1,200	6,097	3,699
Net income (loss) before income taxes	(409)	64	(308)	194
Income tax expense (benefit)	(77)	9	(337)	28
Net income (loss)	(332)	55	29	166
Less: Net income (loss) attributable to noncontrolling interests	(44)	1	(51)	3
Net income (loss) attributable to American National Group Inc. stockholders	(288)	54	80	163
Less: Preferred stock dividends	11	—	22	—
Net income (loss) attributable to American National Group Inc. common stockholder	$(299)	$54	$58	$163
Three Months Ended September 30, 2024 vs. 2023
For the three months ended September 30, 2024, we reported net loss of $(288) million, compared to net income of $54 million for the same period in 2023. The decrease of $(342) million was primarily due to an increase in the change in fair value of insurance-related derivatives and embedded derivatives and an increase in the change in fair value of market risk benefits as a result of equity market and interest rate movements. Additionally, there was an increase in policyholder benefits and claims incurred due to growth in the PRT business and an increase in interest sensitive contract benefits and operating expenses which were primarily driven by the inclusion of American Equity following the acquisition. Those impacts were partially offset by an increase in net investment income and other policy revenue primarily due to the inclusion of American Equity following the acquisition.
Net premiums and other policy revenue were $1.1 billion for the three months ended September 30, 2024, compared to $890 million for the same period in 2023. The increase of $206 million was primarily due to an increase in other policy revenue which reflects surrender fee and rider fee income recognized on annuity policies added following the acquisition of American Equity as well as strong sales in the PRT business.
Net investment income increased by $649 million for the three months ended September 30, 2024, compared to the same period in 2023. Net investment income comprise interest and dividends received on financial instruments, equity investments and other miscellaneous fee income. The increase in 2024 was driven by the increase in assets under management following the acquisition of American Equity as well as the continued growth in the existing investment portfolio and the rotation into higher yielding investment strategies.
We recorded $(128) million of investment related losses for the three months ended September 30, 2024, an increase of $116 million compared to the same period in 2023. The increase was primarily due to an increase in realized losses on investments driven by the transfer of assets pursuant to RGA reinsurance transaction which was effective July 1, 2024.
Policyholder benefits and claims incurred were $846 million for the three months ended September 30, 2024, compared to $717 million for the same period in 2023. The increase of $129 million was primarily due to an increase in growth of the PRT business which resulted in higher reserves. This was partially offset by a decreased claims incurred due to the impact of business ceded to RGA subsequent to the effectuation of the reinsurance transaction.

Interest sensitive contract benefits represent interest credited to policyholders’ account balances from our investment contracts with customers. During the three months ended September 30, 2024, interest sensitive contract benefits increased by $390 million compared to the same period in 2023, driven mainly by an increase in the in-force block of annuity business following the acquisition of American Equity.
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired increased by $153 million compared to the same period in 2023, primarily due to an increase in the amortization of VOBA due to the increase in the VOBA asset following the acquisition of American Equity as well as the continued growth of the annuity business which increases the deferred acquisition cost asset.
Change in fair value of insurance-related derivatives and embedded derivatives increased by $290 million for the three months ended September 30, 2024 compared to the same period of 2023. The increase was primarily due to the impact of interest rates and equity market performance on the fair value of the embedded derivatives and equity-indexed options and an update to the short term option budget assumption used in the calculation of the fair value of the embedded derivatives associated with fixed index annuity products.
Change in fair value of market risk benefits represents the mark-to-market movements of our liability based on protection to the policyholder from capital market risk. The increase in the fair value of market risk benefits of $148 million for the three months ended September 30, 2024 compared to the same period of 2023 was primarily due to the impact of interest rates and equity markets on the valuation of these liabilities as well as the net impact of updates to the option budget assumption and policyholder lapse assumption used in the calculation of the fair value of market risk benefits. Additionally, the market risk benefit liabilities increased as a result of the acquisition of American Equity leading to increases in the change in the fair value of these liabilities.
Operating expenses were $228 million for the three months ended September 30, 2024, compared to $147 million for the same period in 2023, an increase of $81 million. The increase was primarily driven by the inclusion of operating expenses from American Equity subsequent to the acquisition.
The increase of $22 million of interest expense on borrowings compared to the same period in 2023 was mainly due to increased borrowings with the new term loan entered into in May 2024 as well as the acquisition of American Equity which included legacy senior notes and subordinated debt.
Nine Months Ended September 30, 2024 vs. 2023
The results of operations discussed below comprise results for American National for all periods presented and results for American Equity for the period May 2, 2024 to September 30, 2024.
For the nine months ended September 30, 2024, we reported net income of $80 million, compared to a net income of $163 million for the same period in 2023. The decrease is primarily due to an increase in the change in fair value of insurance-related derivatives and embedded derivatives and an increase in the change in fair value of market risk benefits as a result of equity market and interest rate movements. Additionally, there was an increase in policyholder benefits and claims incurred due to growth in the PRT business and an increase in interest sensitive contract benefits and operating expenses due to the inclusion of American Equity following the acquisition. This decrease was partially offset by an increase in net investment income and other policy revenue due to the inclusion of American Equity.
Net premiums and other policy revenue of $3.5 billion increased by $668 million for the nine months ended September 30, 2024, compared to the same period in 2023 primarily due to growth in the PRT business partially offset by an increase in ceded premiums with the cession of the specialty market group block of business beginning in Q1 2024. Additionally, there was an increase in other policy revenue which reflects surrender fee and rider fee income recognized on annuity policies added following the acquisition of American Equity.
Net investment income increased by $1.4 billion for the nine months ended September 30, 2024, compared to the same period in 2023. The increase was primarily driven by the increase in assets under management following the acquisition of American Equity as well as the continued growth in the existing investment portfolio and the rotation into higher yielding investment strategies.
The Company incurred investment related losses of $160 million for the nine months ended September 30, 2024, compared to $32 million for the same period in 2023. The increase in investment losses of $128 million was primarily due to realized losses on investments driven by the transfer of assets pursuant to the RGA reinsurance transaction which was effective July 1, 2024.
Policyholder benefits and claims incurred increased by $556 million for the nine months ended September 30, 2024, compared to the same period in 2023. The increase is primarily due to an increase in growth of the PRT business which resulted in higher reserves. Additionally, there was an increase in catastrophe claims on the property and casualty business due to weather related incidents. These increases were partially offset by a decrease in claims incurred due to the impact of business ceded to RGA beginning in Q2 2024.
For the nine months ended September 30, 2024, interest sensitive contract benefits increased compared to the same period in 2023 by $730 million which was primarily driven by an increase in the in-force block of annuity business following the acquisition of American Equity.
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired increased by $250 million compared to the same period in 2023, primarily due to an increase in the amortization of VOBA due to the increase in the VOBA asset following the acquisition of American Equity as well as the continued growth of the annuity business which increases the deferred acquisition cost asset.

Change in fair value of insurance-related derivatives and embedded derivatives increased by $292 million for the nine months ended September 30, 2024 compared to the same period of 2023. The increase was primarily due to the impact of interest rates and equity market performance on the fair value of the embedded derivatives and equity-indexed options and an update to the short term option budget assumption used in the calculation of the fair value of the embedded derivatives associated with fixed index annuity products.
The increase in the change in fair value of market risk benefit of $313 million for the nine months ended September 30, 2024 compared to the same period of 2023 was primarily due to the impact of interest rates and equity markets on the valuation of these liabilities as well as the net impact of updates to the option budget assumption and policyholder lapse assumption used in the calculation of the fair value of market risk benefits. Additionally, the market risk benefit liabilities increased as a result of the acquisition of American Equity leading to increases in the change in the fair value of these liabilities.
Operating expenses increased by $216 million for the nine months ended September 30, 2024 compared to the same period in 2023, primarily driven by transaction expenses incurred related to the acquisition of American Equity as well as an increase associated with five months of operating expenses from American Equity subsequent to the acquisition.
Interest expense on borrowings increased by $41 million for the nine months ended September 30, 2024 compared to the same period in 2023 primarily as a result of increased borrowings with the new term loan entered into in May 2024 as well as the acquisition of American Equity which included legacy senior notes and subordinated debt.
Distributable Operating Earnings
We measure operating performance primarily using Distributable Operating Earnings (“DOE”) which measures our ability to acquire net insurance assets at a positive margin, and invest these assets at a return that is greater than the cost of policyholder liabilities.
The following table presents DOE of each of our reporting segments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Annuity	$342	$95	$691	$305
Life	42	64	162	147
Property and Casualty	23	(8)	51	2
Corporate and Other	(47)	(11)	(92)	(7)
	$360	$140	$812	$447
Comparison of Three Months Ended September 30, 2024 vs. 2023
Annuity – DOE within our annuity business represents contribution from both our retail and institutional platforms. DOE increased by $247 million for the three months ended September 30, 2024 compared to the same period in 2023. The increase is primarily attributable to earnings contributed from AEL as well as increased investment income from our continued deployment into higher yielding investment strategies.
Life – DOE decreased by $(22) million for the three months ended September 30, 2024 compared to the same period in 2023. The decrease is primarily driven by the impact of the RGA reinsurance treaty executed during the quarter.
Property and Casualty – DOE increased by $31 million for the three months ended September 30, 2024 compared to the same period in 2023. The increase was driven by improvements in our loss experience arising from underwriting actions implemented over the past twelve months.
Corporate and Other – DOE decreased by $(36) million for the three months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily driven by increased interest expenses due to debt assumed and raised through the acquisition of AEL.
Comparison of Nine Months Ended September 30, 2024 vs. 2023
Annuity – DOE increased by $386 million for the nine months ended September 30, 2024 compared to the same period in 2023. The increase is primarily attributable to earnings contributed from AEL, the scale-up of our U.S. PRT business as well as increased investment income from our continued deployment into higher yielding investment strategies.
Life – DOE increased by $15 million for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was driven by improved investment income from our continued deployment into higher yielding investment strategies, partially offset by the impact of the RGA reinsurance treaty executed during the third quarter.
Property and Casualty – DOE increased by $49 million for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was driven by improvements in loss experience arising from underwriting actions implemented since the prior year period.

Corporate and Other – DOE decreased by $(85) million for the nine months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily driven by increases in interest expenses due to debt assumed and raised through the acquisition of AEL.
Financial Condition
Comparison as of September 30, 2024 and December 31, 2023
The following table summarizes the financial position as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Assets
Investments	$76,024	$28,243
Cash and cash equivalents	13,873	3,192
Accrued investment income	688	196
Deferred policy acquisition costs, deferred sales inducements and value of business acquired	8,376	944
Premiums due and other receivables	503	484
Ceded unearned premiums	165	45
Deferred tax asset	288	291
Reinsurance recoverables and deposit assets	18,015	427
Property and equipment	187	168
Intangible assets	1,599	44
Other assets	1,885	541
Goodwill	754	121
Separate account assets	1,302	1,189
Total assets	$123,659	$35,885

Liabilities
Future policy benefits	$7,179	$6,108
Policyholders’ account balances	82,413	17,177
Policy and contract claims	1,903	1,870
Market risk benefits	3,725	34
Unearned premium reserve	1,164	1,139
Due to related parties	43	—
Other policyholder funds	348	335
Notes payable	179	174
Long term borrowings	2,959	1,493
Funds withheld for reinsurance liabilities	8,812	—
Other liabilities	3,650	467
Separate account liabilities	1,302	1,189
Total liabilities	113,677	29,986

Equity
Preferred stock, Series A and Series B	685	—
Additional paid-in capital	6,942	5,185
Accumulated other comprehensive income (loss), net of taxes	1,481	(109)
Retained earnings	709	716
Non-controlling interests	165	107
Total equity	9,982	5,899
Total liabilities and equity	$123,659	$35,885
September 30, 2024 vs. December 31, 2023
Total assets increased by $87.8 billion during the year to $123.7 billion. The increase primarily related to the acquisition of $81.2 billion of assets from American Equity as well as additional deployment of cash associated with annuity and PRT sales during the year.
Total investments increased by $47.8 billion from December 31, 2023 to September 30, 2024. The increase primarily relates to the acquisition of $43.0 billion of investments from American Equity as well as the deployment of excess cash and cash from new sales into investments during the year.

Cash and cash equivalents increased by $10.7 billion from December 31, 2023 to September 30, 2024. The increase primarily relates to the acquisition of $13.4 billion of cash and cash equivalents from American Equity partially offset by the impact of deploying excess cash into investments subsequent to the acquisition.
Deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”) and value of business acquired (“VOBA”) are capitalized costs directly related to writing new policyholder contracts and include the VOBA intangible assets. During the year, the balance increased by $7.4 billion primarily driven by the addition of $7.2 billion of VOBA related to the acquisition of American Equity. Additionally, deferrals associated with writing new business contributed to an increase of $1.1 billion of DAC and DSI assets, partially offset by $650 million of amortization of DAC, DSI and VOBA recorded during the year.
Deferred tax assets decreased by $3 million from December 31, 2023 to September 30, 2024. The decrease is due to changes in estimates for deferred tax assets associated with our Bermuda subsidiaries, including economic transition adjustments, which allow for elective fair value adjustments to the tax basis of assets and liabilities and increased unrealized gains on investment securities, partially offset by the addition of a deferred tax liability from the acquisition of American Equity.
Reinsurance recoverables and deposit assets are estimated amounts due to the Company from reinsurers and include reinsurance receivables and recoverables from reinsurers and deposit assets associated with reinsurance agreements. The amount increased by $17.6 billion in the year primarily due to the acquisition of American Equity, which contributed $15.0 billion of reinsurance recoverables and deposit assets, and the RGA reinsurance transaction executed in Q3 2024, which contributed approximately $3.0 billion of reinsurance recoverables. These increases were slightly offset by a decrease in reinsurance recoverable due to an increase in benefits and surrenders ceded for existing American Equity reinsurance agreements.
Intangible assets increased by $1.6 billion during the year, primarily due to the acquisition of American Equity which resulted in $1.6 billion of additional intangible assets primarily associated with the distributor relationships, trade name, and insurance licenses.
Other assets increased by $1.3 billion during the year to $1.9 billion. The balance includes current tax asset, market risk benefit asset, prepaid pension assets, as well as other miscellaneous receivables, and includes an increase of $670 million as a result of the acquisition of American Equity.
Goodwill increased $633 million during 2024 as a result of the acquisition of American Equity.
Separate account assets and liabilities both increased by $113 million during 2024, primarily due to net realized gains of underlying assets of $156 million and policyholder deposits of $55 million, partially offset by $103 million of policyholder benefits and withdrawals.
Future policy benefits and policyholders’ account balances increased by $66.3 billion during 2024 primarily due to the acquisition of American Equity which contributed to an increase in $61.8 billion. Additionally, there was an increase associated with the net impact of new premiums and interest credited to policyholders net of surrenders and withdrawals.
Market risk benefits increased by $3.7 billion during 2024 primarily due to the acquisition of American Equity which contributed to an increase of $3.0 billion. Additionally, the market risk benefits increased subsequent to the acquisition due to the impact of changes in interest rates and equity markets and as a result of the net impact of updates to the option budget assumption and policyholder lapse assumption used in the calculation of the fair value of market risk benefits.
Notes payable and long term borrowings increased by $1.5 billion during 2024 primarily due to the execution of a new term loan agreement in May of 2024 which resulted in $1.9 billion of additional borrowings. This increase is partially offset by the payoff of a historical term loan with the proceeds of the new term loan issued upon acquisition.
Funds withheld for reinsurance liabilities increased by $8.8 billion during 2024 due to the acquisition of American Equity which held this liability as a result of certain coinsurance funds withheld and modified coinsurance reinsurance agreements which were in place prior to the acquisition.
Other liabilities increased by $3.2 billion during 2024. The balance includes the reinsured market risk benefits liability, accrued interest on debt and other miscellaneous payables. The increase during 2024 is primarily due to the acquisition of American Equity which contributed an increase of $2.1 billion and the $1.5 billion deferred gain associated with the RGA reinsurance transaction executed in Q3 2024.

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

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Cash and cash equivalents	$13,873	$3,192
Liquid financial assets	26,897	10,373
Undrawn credit facilities	1,577	646
Total liquidity (1)	$42,347	$14,211
(1)Liquidity is a measure of our liquidity position and includes cash and cash equivalents, undrawn revolving credit facilities and liquid financial assets in both our corporate entities and regulated insurance entities.
Today, we have significant liquidity within our insurance portfolios, giving us flexibility to secure attractive investment opportunities. In addition to a portfolio of highly liquid financial assets, our operating companies have additional access to liquidity from sources such as the Federal Home Loan Bank (“FHLB”). As of September 30, 2024, the Company had no drawings and a total of $1.6 billion undrawn commitment available related to this program.
Liquidity within our insurance subsidiaries may be restricted from time to time due to regulatory constraints. As of September 30, 2024, the Company’s total liquidity was $42.3 billion, which included $42 million of unrestricted cash and cash equivalents.
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table presents a summary of our cash flows and ending cash balances for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Operating activities	$2,104	$676
Investing activities	6,565	(1,713)
Financing activities	2,012	1,912
Cash and cash equivalents:
Cash and cash equivalents, beginning of year	3,192	1,389
Net change during the year	10,681	875
Cash and cash equivalents, end of period	$13,873	$2,264
Operating Activities
For the nine months ended September 30, 2024, we generated $2.1 billion of cash from operating activities compared to $676 million during 2023, primarily due to higher investment income from the growth in the investment portfolio, coupled with the addition of American Equity’s investments.
Investing Activities
For the nine months ended September 30, 2024, we continued to rotate our investment portfolio into higher yielding investment strategies and acquired $10.8 billion of cash and cash equivalents from the acquisition of American Equity, net of cash proceeds paid. This resulted in net inflow of $6.6 billion of cash from investing activities, compared to net deployment of $1.7 billion in the prior year.
Financing Activities
For the nine months ended September 30, 2024, we recorded a net cash inflow of $2.0 billion from our financing activities, compared to $1.9 billion recorded in 2023. The proceeds in the current year period were mainly as a result of $1.7 billion net payments received on policyholders’ account deposits, as well as debt raised through the acquisition of American Equity.

Financial Instruments
To the extent that we believe it is economically prudent to do so, our strategy is to hedge a portion of our equity investments and/or cash flows exposed to foreign currencies by the Company. The following key principles form the basis of our foreign currency hedging strategy:
•We leverage any natural hedges that may exist within our operations;
•We utilize local currency debt financing to the extent possible; and
•We may utilize derivative contracts to the extent that natural hedges are insufficient.
Future Capital Obligations and Requirements
As of September 30, 2024, subsidiaries of the Company had outstanding investment commitments of $3.3 billion. The funded commitments are primarily recognized as mortgage loans, private loans, investment funds, real estate and other invested assets. For additional information, see Note 28 - Financial Commitments and Contingencies of the financial statements.
The following is the maturity by year on long term borrowings:

	Payments Due by Year
	Total	Unamortized Discount and Issuance Costs	Less Than 1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More Than 5 Years
	(Dollars in millions)
As of September 30, 2024
Long term borrowings	$2,959	$(41)	$—	$—	$2,400	$—	$—	$600

As of December 31, 2023
Long term borrowings	$1,493	$(7)	$—	$—	$—	$1,000	$—	$500
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
The Company has determined that it is in compliance with all capital requirements as of September 30, 2024 and December 31, 2023.
Performance Measures Used by Management
To measure performance, we focus on net income and total assets, as well as certain non-GAAP measures, including DOE and Total Liquidity, which we believe are useful to investors to provide additional insights into assets within the business available for redeployment. Refer to the “Results of Operations”, “Financial Condition,” and “Liquidity and Capital Resources” sections of this MD&A for further discussion on our performance and Non-GAAP measures for the three and nine months ended September 30, 2024 and 2023.
Non-GAAP Measures
We regularly monitor certain Non-GAAP measures that are used to evaluate our performance and analyze underlying business performance and trends. We use these measures to establish budgets and operational goals, manage our business and evaluate our performance. We also believe that these measures help investors compare our operating performance with our results in prior years. These Non-GAAP financial measures are provided as supplemental information to the financial measures presented in this MD&A that are calculated and presented in accordance with GAAP. These Non-GAAP measures are not comparable to GAAP and may not be comparable to similarly described Non-GAAP measures reported by other companies, including those within our industry.
Consequently, our Non-GAAP measures should not be evaluated in isolation, but rather, should be considered together with the most directly comparable GAAP measure in our consolidated financial statements for the years presented. The Non-GAAP financial measures we present in this MD&A should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

Distributable Operating Earnings
We use DOE to assess operating results and the performance of our businesses. We define DOE as net income after applicable taxes, excluding the impact of depreciation and amortization, deferred income taxes related to basis and other changes, and breakage and transaction costs, as well as certain investment and insurance reserve gains and losses, including gains and losses related to asset and liability matching strategies, non-operating adjustments related to changes in cash flow assumptions for future policy benefits and change in market risk benefits. DOE is inclusive of returns on equity invested in certain variable interest entities and our share of adjusted earnings from our investments in certain associates.
DOE is a measure of operating performance that is not calculated in accordance with, and does not have any standardized meaning prescribed by GAAP. DOE is, therefore, unlikely to be comparable to similar measures presented by other issuers.
We believe our presentation of DOE is useful to investors because it supplements investors’ understanding of our operating performance by providing information regarding our ongoing performance that excludes items we believe do not directly affect our core operations. Our presentation of DOE also provides investors enhanced comparability of our ongoing performance across years.
Total Liquidity
Total Liquidity is a measure of our liquidity position and includes cash and cash equivalents, undrawn revolving credit facilities and liquid financial assets held by our regulated insurance entities.
The following table contains further details regarding our use of our Non-GAAP measures, as well as a reconciliation of net income to DOE:

	Three Months Ended September 30,		Nine Months Ended September 30, 2024
	2024	2023	2024	2023
	(Dollars in millions)
Net income (loss)	$(299)	$54	$58	$163
Net investment gains and losses, including reinsurance funds withheld (1)	(128)	200	(487)	296
Mark-to-market on insurance contracts and other net assets (2)(3)	835	(114)	1,461	(30)
Deferred income tax expense (recovery)	(105)	(10)	(432)	(4)
Transaction costs	32	5	163	7
Depreciation	25	5	49	15
DOE	$360	$140	$812	$447
(1)“Net investment gains and losses, including reinsurance funds withheld” represents mark-to-market gains (losses) on our invested assets and reinsurance funds withheld. Mark-to-market gains (losses) on our invested assets are presented as “Investment related gains (losses)” on the statements of operations. See Note 10, “Net Investment Income and Investment Related Gains (Losses)” of the financial statements for additional details. Mark-to-market gains (losses) on reinsurance funds withheld are included in “Net investment results from reinsurance funds withheld” and represent the change in fair value of the embedded derivative during the period. See Note 9, “Derivative Instruments” of the financial statements for additional details.
(2)“Mark-to-market on insurance contracts and other net assets” principally represents the mark-to-market effect on insurance-related liabilities, net of reinsurance, due to changes in market risks (e.g., interest rates, equity markets and equity index volatility) and includes depreciation expenses on investment real estate. These mark-to-market effects are primarily included in “Net investment income”, “Interest sensitive contract benefits”, “Change in fair value of insurance-related derivatives and embedded derivatives” and “Change in fair value of market risk benefits” on the statements of operations. See the following notes to the financial statements for additional information: (i) Note 9, “Derivative Instruments”; (ii) Note 10, “Net Investment Income and Investment Related Gains(Losses)”; (iii) Note 18, “Policyholders’ Account Balances”; and (iv) Note 19, “Market Risk Benefits”.
(3)Included in “Mark-to-market on insurance contracts and other net assets” are “returns on equity invested in certain variable interest entities” and “our share of adjusted earnings from our investments in certain associates” as stated in the definition of DOE. “Returns on equity invested in certain variable interest entities” primarily represent equity-accounted income from our investments in real estate partnerships and investment funds and are included in “Net investment income” on the statements of operations. Additionally, “our share of adjusted earnings from our investments in certain associates” represent our share of DOE from AEL following the announcement of our acquisition in the third quarter of 2023.
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
We manage insurance risk through choosing whether to purchase reinsurance for certain amounts of risk underwritten in our Annuity, Life, and Property and Casualty segments.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of September 30, 2024 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the Post-Effective Merger, the Company’s overall control environment and its internal control over financial reporting now incorporate the internal controls over financial reporting that continue in place for American National as well as AEL.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 28 - Financial Commitments and Contingencies to the unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 1, for any required disclosure.
Item 1A. Risk Factors
We describe certain factors that may affect our business or operations under "Risk Factors" in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the period ended June 30, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Exhibit Number	Description
3.1	Certificate of Incorporation of American National Group Inc. (Incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 8, 2024)
3.2	Bylaws of American National Group Inc. (Incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 8, 2024)
4.1
Indenture, dated as of October 2, 2024, between American National Group Inc., as issuer, and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 2, 2024)

4.2
First Supplemental Indenture, dated as of October 2, 2024, between American National Group Inc., as issuer, and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on October 2, 2024)

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
101
The following materials from American National Group Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	The cover page from American National Group Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2024 formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 15, 2024	AMERICAN NATIONAL GROUP INC.

		By:	/s/ Reza Syed
Reza Syed
Chief Financial Officer & Executive Vice President