Form 10-K
period 2024-12-31
American National Group Inc.
filed 2025-03-31
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number:    001-31911
American National Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	42-1447959
(State or other jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
One Moody Plaza
Galveston, Texas, 77550
(Address of principal executive offices, including zip code)
(888) 221-1234
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Depositary Shares, each representing a 1/1,000th interest in a share of 6.625% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series B	ANGpB	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 7.375% Fixed-Rate Non-Cumulative Preferred Stock, Series D	ANGpD	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒
As of March 28, 2025, 10,000 shares of our common shares were outstanding, all of which are held by Brookfield Wealth Solutions Ltd. and its affiliates.
American National Group Inc. meets the conditions set forth in General Instruction (I)(1)(a) and (b) for Form 10-K and therefore is filing this Form 10-K in the reduced disclosure format.

AMERICAN NATIONAL GROUP INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
Item 1. Business
Introduction
American National Group Inc., together with its subsidiaries (collectively, “ANGI”, “we”, “our”, “us”, or the “Company”), is focused on securing the financial futures of individuals and institutions through a range of insurance and retirement services. Our business is presently conducted through our subsidiaries under three operating segments, which we refer to as our Annuities, Property and Casualty (“P&C”), and Life Insurance segments. We conduct our business in 50 states, the District of Columbia and Puerto Rico. Throughout this report, unless otherwise specified or the context otherwise requires, all references to "ANGI", the "Company", "we", "our" and similar references are to American National Group Inc. and its consolidated subsidiaries.
On May 2, 2024, the Company's predecessor, American Equity Investment Life Holding Company, an Iowa corporation ("AEL" or "American Equity") merged with and into Arches Merger Sub Inc., an indirect wholly-owned subsidiary of Brookfield Wealth Solutions Ltd. ("Brookfield Wealth Solutions"), with AEL surviving and becoming an indirect wholly-owned subsidiary of Brookfield Wealth Solutions (the "Merger"). In connection with the Merger, each issued and outstanding share of AEL's common stock was converted into the right to receive cash and class A limited voting shares of Brookfield Asset Management Ltd. (“BAM”). On May 7, 2024, American National Group, LLC, an indirect, wholly-owned subsidiary of Brookfield Wealth Solutions (“American National”), merged with and into AEL, with AEL surviving as an indirect, wholly-owned subsidiary of Brookfield Wealth Solutions (the "Post-Effective Merger"). Subsequently, AEL discontinued its existence as an Iowa corporation and continued its existence as a corporation incorporated in the State of Delaware (the "Reincorporation"). In connection with the Reincorporation, AEL changed its name to American National Group Inc. ANGI is an indirect, wholly-owned subsidiary of Brookfield Wealth Solutions. On September 4, 2024, Brookfield Wealth Solutions changed its name from Brookfield Reinsurance Ltd. to Brookfield Wealth Solutions Ltd. and, on September 6, 2024, changed its trading symbol from “BNRE” to “BNT”.
As a result of the Post-Effective Merger, the consolidated financial statements for the periods prior to the Post-Effective Merger represent the results of American National as the accounting acquirer. For periods subsequent to the Post-Effective Merger, the consolidated financial statements represent the combined results of American National and AEL.
On August 6, 2021, American National’s corporate predecessor, American National Group, Inc. (“ANAT”), entered into an Agreement and Plan of Merger (the “ANAT Merger Agreement”) with Brookfield Wealth Solutions, then known as Brookfield Asset Management Reinsurance Partners Ltd., and Freestone Merger Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Brookfield Wealth Solutions (“Freestone Merger Sub”). On May 25, 2022, upon the terms and subject to the conditions of the ANAT Merger Agreement, Freestone Merger Sub merged with and into ANAT (the “ANAT Merger”), with ANAT continuing as the surviving entity, which became an indirect, wholly-owned subsidiary of Brookfield Wealth Solutions. The ANAT Merger was unanimously approved by ANAT’s board of directors. ANAT received the requisite stockholder approval required under Delaware law for the adoption of the Merger Agreement. Effective September 30, 2022, ANAT converted from a Delaware corporation to a Delaware limited liability company, American National. As a result, the successor period consists of the years ended December 31, 2024 and December 31, 2023 and the comparative period from May 25, 2022 to December 31, 2022. The predecessor period consists of January 1, 2022 through May 24, 2022.
Products
Annuities
Our Annuities business includes both retail and institutional annuities and is operated through our insurance subsidiaries. Our primary insurance products and coverages are as follows:
Fixed Index Annuities – Fixed index annuities allow policyholders to earn index credits based on the performance of a particular index without the risk of loss of their account value. Certain products offer a premium bonus in which the initial annuity deposit on these policies is increased at issuance by a specified premium bonus rate. Generally, the surrender charge and bonus vesting provisions of our policies are structured such that we have comparable protection from early termination between bonus and non-bonus products. The annuity contract value is equal to the sum of premiums paid, premium bonuses and interest credited (“index credits” for funds allocated to an index based strategy), which is based upon an overall limit (or “cap”) or a percentage (the “participation rate”) of the appreciation (based in certain situations on monthly averages or monthly point-to-point calculations) in a recognized index or benchmark. Caps and participation rates limit the amount of interest the policyholder may earn in any one contract year and may be adjusted by us annually subject to stated minimums.
Fixed Rate Annuities – Fixed rate deferred annuities include annual, multi-year rate guaranteed products (“MYGAs”) and single premium deferred annuities (“SPDAs”). Our annual reset fixed rate annuities have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Our MYGAs and SPDAs are similar to our annual reset products except that the initial crediting rate on MYGAs is guaranteed for a stated period of time before it may be changed at our discretion while the initial crediting rate on SPDAs is guaranteed for either three or five years.

Pension Risk Transfer – Pension Risk Transfer is the transfer by a corporate sponsor of the risks, or some of the risks, associated with the sponsorship and administration of a pension plan, in particular, investment risk and longevity risk. Longevity risk represents the risk of an increase in life expectancy of plan beneficiaries. These risks can be transferred either to an insurer like us through a group annuity transaction commonly referred to as PRT, or to an individual through a lump-sum settlement payment. PRT using insurance typically involves a single premium group annuity contract that is issued to a pension plan by an insurer, permitting the corporate pension plan sponsor to discharge certain pension plan liabilities from its balance sheet.
Single Premium Immediate Annuities – A single premium immediate annuity is purchased with one premium payment, providing periodic (usually monthly or annual) payments to the annuitant for a specified period, such as for the remainder of the annuitant’s life. Return of the original deposit may or may not be guaranteed, depending on the terms of the annuity contract.
Our annuities segment reported total revenues of $6.8 billion for the year ended December 31, 2024, $2.0 billion for the year ended December 31, 2023, and $414 million for the period from May 25, 2022 to December 31, 2022, respectively.
Property and Casualty
Our P&C business is operated through our insurance subsidiaries. Our primary insurance products and coverages are as follows:
Property – Property lines offer policies protecting various personal and commercial properties from man-made and natural disasters, including farm and ranch buildings and building contents, as well as auto physical damages.
Casualty – Casualty lines include a broad range of primary and excess casualty products, such as specialty casualty, construction defect, general liability, commercial multi-peril, workers compensation, product liability, environmental liability and auto liability. Casualty lines are generally considered long-tailed as it takes a relatively long period of time to finalize and resolve all claims from a given accident year. Some products have long claims reporting lags and/or longer time lags for payment of claims.
Specialty – Specialty lines include niche insurance coverages such as garage and inland marine and offer insurance programs and fronting solutions. Specialty lines are considered generally short-tailed as claims are typically known relatively quickly, although it may take a longer period of time to finalize and solve all claims from a given year.
Run-off and Other – Run-off and Other lines primarily consistent of discontinued lines previously underwritten by our insurance subsidiaries including certain homeowners lines.
Our P&C segment reported total revenues of $2.1 billion for the year ended December 31, 2024, $2.3 billion for the year ended December 31, 2023, and $1.3 billion for the period from May 25, 2022 to December 31, 2022, respectively.
Life Insurance
Our Life business is operated through our insurance subsidiaries. Our primary insurance products and coverages are as follows:
Whole Life – Whole life products provide a guaranteed benefit upon the death of the insured in return for the periodic payment of a fixed premium over a predetermined period. Premium payments may be required for the entire life of the contract, to a specified age or a fixed number of years, and may be level or change in accordance with a predetermined schedule. Whole life insurance includes some policies that provide a participation feature in the form of dividends. Policyholders may receive dividends in cash or apply them to increase death benefits or cash values available upon surrender, or reduce the premiums required to maintain the contract in-force.
Universal Life – Universal life insurance products provide coverage through a contract that gives the policyholder flexibility in premium payments and coverage amounts. Universal life products may allow the policyholder, within certain limits, to increase or decrease the amount of death benefit coverage over the term of the contract and to adjust the frequency and amount of premium payments. Universal life products are interest rate sensitive, and we determine the interest crediting rates during the contract period, subject to policy specific minimums. An equity-indexed universal life product is credited with interest using a return that is based, in part, on changes in an index, such as the Standard & Poor’s 500 Index (“S&P 500”), subject to a specified minimum.
Variable Universal Life – Variable universal life products provide insurance coverage on a similar basis as universal life, except that the policyholder bears the investment risk because the value of the policyholder’s account balance varies with the investment experience of the securities selected by the policyholder held in the separate account.
Our Life Insurance segment reported total revenues of $1.0 billion for the year ended December 31, 2024, $1.2 billion for the year ended December 31, 2023, and $659 million for the period from May 25, 2022 to December 31, 2022, respectively.

Investment Strategy
Our ability to match liabilities with a portfolio of high-quality investments is integral to our overall strategy. Our investment strategy includes investments into commercial and residential mortgage loans as well as private loans with maturities ranging from one-year to greater than 30 years. Our loan portfolio consists of both fixed and variable rate notes with borrowers across diverse geographical locations and property types. Generally, mortgage loans are collateralized by the related property. Please refer to Note 5 - Mortgage Loans on Real Estate and Note 6 - Private Loans in the notes to the consolidated financial statements for additional information on our mortgage and private loan portfolios. We leverage our strategic relationship with Brookfield Asset Management Ltd. (“BAM”) in order to gain access to higher-yielding alternative assets that are well-matched to our liabilities and in turn earn attractive risk-adjusted returns within our business.
BAM is a leading global alternative asset manager with over $1 trillion of assets under management across renewable power and transition infrastructure, private equity, real estate and credit. It invests client capital for the long-term with a focus on real assets and essential service businesses that form the backbone of the global economy. It offers a range of alternative investment products to investors around the world — including public and private pension plans, endowments and foundations, sovereign wealth funds, financial institutions, insurance companies and private wealth investors. It draws on Brookfield’s heritage as an owner and operator to invest for value and seeks to generate strong returns for its clients, across economic cycles.
BAM provides certain of our insurance subsidiaries with a full suite of services relating to our investment portfolios, including direct investment management, asset allocation and portfolio optimization, direct origination and investment structuring and various associated support services including investment compliance, accounting, reporting, tax and legal. We receive these services from BAM under the terms of the Investment Management Agreements between a BAM subsidiary and our participating insurance subsidiaries.
In sourcing investment opportunities for our company, BAM takes into consideration the unique characteristics of our business, including the nature of our liabilities, our overall risk tolerance and the macroeconomic environment in which we operate. In its capacity as investment manager, BAM is bound at all times by the investment guidelines attaching to our various investment accounts, which are set by our insurance companies in consideration of the specific legal, contractual, commercial and regulatory requirements of such accounts in addition to our overall investment objectives.
Competition
The insurance industry is highly regulated. As a result, it can be difficult for insurance companies to differentiate their products, which results in a highly competitive market based largely on price and the customer experience. Our business faces competition from both well established players and new entrants in the industry, including insurance and reinsurance companies, financial institutions and traditional and alternative asset managers.
Across our annuities, P&C, and life insurance businesses where we directly underwrite various insurance policies and coverages, competition may come from both large international carriers and smaller regional carriers in the jurisdictions in which we operate. Strong competition for customers from such firms has led to increased marketing and advertising by our competitors, many of whom have well-established national reputations and greater financial and marketing resources, as well as the introduction of new insurance products and aggressive pricing. These competitive pressures could result in increased pricing pressures on a number of our products and services, particularly as competitors seek to win market share, and may limit our ability to maintain or increase our profitability. Because of its relatively low cost of entry, the Internet has emerged as a significant place of new competition, both from existing competitors and new competitors. In addition, product development and life-cycles have shortened in many product segments, leading to intense competition with respect to product features.
There is also growing competition in the pursuit of inorganic growth through investments and/or strategic partnerships in insurers and reinsurers. Overall, we face competition from other well-capitalized insurance companies, financial institutions and alternative asset managers looking to grow through direct investment and platform acquisitions.
Financial Strength and Credit Ratings
Financial strength and credit ratings are an important competitive factor in the insurance and reinsurance industries. They directly affect our company’s ability to access funding and the related cost of borrowing, the attractiveness of our products to customers and requirements for derivatives collateral posting. Ratings are subject to revision or withdrawal at any time by the assigning rating organization. Ratings are not a recommendation to buy, sell or hold securities, and each rating should be evaluated independently of any other rating.
Financial strength ratings are directed toward policyholders and not holders of securities. Financial strength ratings represent the opinion of rating organizations regarding the ability of an insurance company to pay obligations under insurance policies and contracts in accordance with their terms.
Credit ratings indicate the rating organization’s opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner. They are important factors in our overall funding profile and ability to access certain types of liquidity. Each rating organization has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. In addition to heightening the level of scrutiny that they apply to insurance companies, rating organizations have increased and may continue to increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may change the capital and other requirements employed in the rating organization models for maintenance of certain ratings levels.

Rating organizations use an “outlook statement” of “positive,” “stable,” “negative” or “developing” to indicate a medium- or long-term trend in credit fundamentals which, if continued, may lead to a rating change. A rating may have a “stable” outlook to indicate that the rating is not expected to change; however, a “stable” rating does not preclude a rating organization from changing a rating at any time, without notice. Certain rating organizations assign rating modifiers such as “credit watch” or “under review” to indicate their opinion regarding the potential direction of a rating. These ratings modifiers are generally assigned in connection with certain events such as potential mergers, acquisitions, dispositions or material changes in a company’s results, in order for the rating agency to perform its analysis to fully determine the rating implications of the event.
A.M. Best’s Financial Strength Ratings range from “A++” (Superior) to “D” (Poor) and include 13 separate ratings categories. A.M. Best’s Long-Term Issuer Credit Ratings range from “aaa” (Exceptional) to “c” (Poor) and include 21 separate ratings categories. As of December 31, 2024, A.M. Best had issued credit or financial strength ratings and outlook statements regarding us as follows:

Company	Financial Strength Rating	Issuer Credit Rating	Outlook
American Equity Investment Life Insurance Company	A (3rd of 13)	a (6th of 21)	Stable
American National Insurance Company	A (3rd of 13)	a (6th of 21)	Stable
Eagle Life Insurance Company	A (3rd of 13)	a (6th of 21)	Stable
American National Life Insurance Company of New York	A (3rd of 13)	a (6th of 21)	Stable
American Equity Investment Life Insurance Company of New York	A (3rd of 13)	a (6th of 21)	Stable
American National Life Insurance Company of Texas	A (3rd of 13)	a (6th of 21)	Stable
American National Property and Casualty Company	A (3rd of 13)	a (6th of 21)	Stable
American National General Insurance Company	A (3rd of 13)	a (6th of 21)	Stable
American National Lloyds Insurance Company	A (3rd of 13)	a (6th of 21)	Stable
American National County Mutual Insurance Company	A (3rd of 13)	a (6th of 21)	Stable
Farm Family Casualty Insurance Company	A (3rd of 13)	a (6th of 21)	Stable
United Farm Family Insurance Company	A (3rd of 13)	a (6th of 21)	Stable
Garden State Life Insurance Company	A (3rd of 13)	a (6th of 21)	Developing/Under Review
Fitch’s Financial Strength Ratings range from “AAA” (Exceptionally Strong) to “C” (Distressed) and include 19 separate ratings categories. Fitch’s National Long-Term Credit Ratings range from “AAA” (highest credit quality) to “RD” (restricted default) and include 21 separate ratings categories. As of December 31, 2024, Fitch Ratings had issued credit or financial strength ratings and outlook statements regarding us as follows:

Company	Financial Strength Rating	Issuer Credit Rating	Outlook
American Equity Investment Life Insurance Company	A- (7th of 19)	-	Stable
American National Insurance Company	A (6th of 19)	-	Stable
Eagle Life Insurance Company	A- (7th of 19)	-	Stable
American National Life Insurance Company of New York	A (6th of 19)	-	Stable
American Equity Investment Life Insurance Company of New York	A- (7th of 19)	-	Stable
American National Group Inc.	-	BBB+ (8th of 21)	Stable
S&P’s Insurer Financial Strength Ratings range from “AAA” (Extremely Strong) to “R” (under regulatory supervision) and include 22 separate ratings categories. S&P’s Long-term Issuer Credit Ratings range from “AAA” (Investment Grade) to “C” (Speculative Grade) and include 21 separate ratings categories. As of December 31, 2024, S&P Global Ratings had issued credit or financial strength ratings and outlook statements regarding us as follows:

Company	Financial Strength Rating	Issuer Credit Rating	Outlook
American Equity Investment Life Insurance Company	A (6th of 22)	A (6th of 21)	Stable
American National Insurance Company	A (6th of 22)	A (6th of 21)	Stable
Eagle Life Insurance Company	A (6th of 22)	A (6th of 21)	Stable
American National Life Insurance Company of New York	A (6th of 22)	A (6th of 21)	Stable
American National Group Inc.	-	BBB (9th of 21)	Stable

Regulation
Our subsidiaries are subject to extensive regulation, primarily at the state level. Such regulation varies by state but generally has its source in statutes that establish requirements for the business of insurance and that grant broad regulatory authority to a state agency. Insurance regulation governs a wide variety of matters including:
•insurance company licensing;
•agent and adjuster licensing;
•policy benefits;
•price setting;
•accounting practices;
•product suitability;
•the payment of dividends;
•the nature and amount of investments;
•underwriting practices;
•reserve requirements;
•sales and advertising practices;
•privacy practices;
•information systems security;
•policy forms;
•reinsurance reserve requirements;
•risk and solvency assessments;
•mergers and acquisitions;
•corporate governance practices;
•capital adequacy;
•transactions with affiliates;
•participation in shared markets and guaranty associations;
•claims practices;
•the remittance of unclaimed property; and
•enterprise risk management requirements.
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
Limitations on Dividends by Subsidiaries
The ability of our U.S. subsidiaries to pay dividends is generally limited by state law and is also impacted by federal income tax considerations. This includes restrictions on certain of our subsidiaries’ ability to distribute cash to us, which may limit the movement of capital to us from certain subsidiaries.

Rate Regulation
Nearly all states have laws that require life and property and casualty insurers to file rate schedules and require most insurers to file policy or coverage forms and other information with the state’s insurance regulatory authority. In many cases, these must be approved prior to use. The objectives of rate laws vary, but generally a price cannot be excessive, inadequate, or unfairly discriminatory. Prohibitions on discriminatory underwriting practices apply in the context of certain products as well.
Our ability to adjust premium rates, particularly with certain property and casualty insurance products, often depends on the applicable pricing law and our ability to demonstrate to the particular regulator that current or proposed pricing complies with such law. Rate increases that we believe are necessary for our profitability may be delayed or denied as a result of such laws. We manage our risk of loss by charging a price that reflects the cost and expense of providing insurance products and by being selective in underwriting. When a state has significant underwriting and pricing restrictions, it becomes more difficult to manage our risk of loss, which can adversely impact our ability to market products profitably in such states.
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
Risk-Based Capital and Solvency Requirements
The NAIC has a formula for analyzing capital levels of insurance companies called Risk-Based Capital (“RBC”). The RBC formula has minimum capital thresholds that vary with the size and mix of a company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. As of December 31, 2024, the capital level of each of our U.S. subsidiaries exceeded their regulatory action levels.
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
On June 28, 2018, California enacted a sweeping new privacy law known as the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA requires enhanced customer disclosure about how a business collects and uses personal data, how such data is used in business processes, and with and to whom customer data is shared or sold. In addition, the CCPA also affords a consumer a “right to request deletion” in certain circumstances. On August 31, 2018, the California State Legislature passed SB-1121, a bill that delayed enforcement of the CCPA until July 1, 2020, and made other amendments and clarifications to the law. Such clarifications include exempting from certain requirements of the CCPA information that is collected, processed, sold or disclosed pursuant to the California Financial Information Privacy Act, GLB, the federal Fair Credit Reporting Act (“FCRA”), HIPAA, or the federal Driver’s Privacy Protection Act. The revisions, however, do not exempt such information from the CCPA’s private right of action provision in all instances. Additionally, the definition of “personal information” in the CCPA is broad and may encompass other information that we maintain in our California business beyond that excluded under GLB, FCRA, HIPAA, the Driver’s Privacy Protection Act, or the California Financial Information Privacy Act exemption. In addition, in November 2020, California enacted the Consumer Privacy Rights Act, which became effective as of January 1, 2023 and grants additional consumer rights regarding personal information and strengthens certain provisions of the CCPA. Other states may or have adopted comprehensive privacy laws like California. In light of this, we anticipate further efforts at the federal and state levels to strengthen the protection of consumer information, and such efforts will continue to have a significant impact on our information practices.
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
Additionally, on April 4, 2024, the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (“CISA”) published a proposed rule, The Cyber Incident Reporting for Critical Infrastructure Act (“CIRCIA”) Reporting Requirements. The proposed rule is the first significant regulatory step of CISA’s implementation of CIRCIA since the law was enacted in March 2022 and includes broadly applicable reporting requirements for companies in certain sectors, including the financial services sector in which we operate, including a requirement that “substantial” cyber incidents be reported to CISA within 72 hours and ransom payments be reported to CISA within 24 hours. The final rule is expected to be published in late 2025.
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
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and individual retirement accounts (“IRAs”) if the investment recommendation results in fees paid to an individual advisor, or to the firm (or its affiliates) that employs the advisor, that vary according to the investment recommendation chosen, unless an exemption or exception is available. Similarly, without an exemption or exception, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts, as well as insurance policies and annuity contracts we may sell in the future.

Heightened standards of conduct as a result of a fiduciary or best interest standard or other similar rules or regulations could increase the compliance and regulatory burdens on our sales representatives.
On April 23, 2024, DOL released changes to the rules determining when a person who makes a recommendation to someone responsible for the investment of the assets of an employee benefit plan or IRA is deemed to be a fiduciary for purposes of ERISA and the prohibited transaction provisions of section 4975 of the Code. The rule significantly expands the instances when a person will be a fiduciary. The rule affects all financial services companies that sell products to retirement plans and IRAs by rendering someone an ERISA fiduciary for a one-time recommendation to rollover assets from an employee benefit plan to an IRA. Two lawsuits have been filed in Federal District Courts in Texas challenging the rule. In July 2024, both courts in those cases agreed to stay the effective dates of the rule, pending resolution of the cases. DOL has appealed the stay order to the 5th Circuit Court of Appeals and both courts have paused all litigation activity until resolution of this appeal sometime in the first half of 2025. We are monitoring the litigation and preparing our business practices for the rule if it goes into effect.
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
Climate change, and the need to develop regulatory tools to ensure that insurers are managing the potential associated financial risks, has come under scrutiny by state legislatures, federal regulators, the NAIC, state insurance regulators, such as NYDFS, and other state regulatory agencies. In 2020, the NAIC established a Climate and Resiliency Task Force to coordinate engagement on climate-related risk and resiliency issues. The Task Force has implemented the NAIC's annual Climate Risk Disclosure Survey and developed proposed enhancements to existing regulatory tools to address climate-related risks. Several states, including California, Minnesota, and Washington have required entities in their states to submit climate disclosure surveys. NYDFS also monitors insurer compliance by examining responses to the NAIC’s climate disclosure survey. Additionally, in April 2024, the NAIC adopted a new NAIC National Climate Resilience Strategy for Insurance which, among other goals, aims to collect data to help identify and close protection gaps and advocate for pre-disaster mitigation funding. We anticipate additional regulation is likely to develop in this area.
Bermuda Regulation
The Bermuda Monetary Authority regulates Bermuda's financial services sector, supervising, regulating and inspecting financial institutions operating in its jurisdiction. Bermuda’s regulations address matters such as fitness and adequate knowledge and expertise to engage in insurance, and impose solvency, auditing, reporting, and governance requirements. See Item 1A “Risk Factors - Risks Relating to Regulation – The insurance regulatory framework and legislation enacted in Bermuda as to economic substance may affect our operations.” See also Item 1A “Risk Factors – Risks Relating to Taxation - The recently enacted Bermuda corporate income tax, or other changes in Bermuda tax laws, may impact the earnings and results from operations of our Bermuda affiliates.”
Item 1A. Risk Factors
The following summarizes some, but not all, of the risks provided below. Please carefully consider all of the information discussed in this Item 1A “Risk Factors” in this Form 10-K for a more thorough description of these and other risks.
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
•If the counterparties to our reinsurance arrangements or to the derivatives we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could adversely affect our financial condition and results of operations.

•The insurance industry is highly competitive; competitive pressures may result in lower volumes of policies written, fewer insurance contracts underwritten, lower premium rates, increased expense for customer acquisition and retention and less favorable policy terms and conditions.
•Failure to maintain the security of our information and technology systems could have an adverse effect on our business.
•Compliance with laws and regulations governing the processing of personal data and information may impede our services or results in increased costs. The failure to comply with such data privacy laws and regulations could result in material fines or penalties imposed by data protection or financial services conduct regulators and/or awards of civil damages, and any data breach may have an adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.
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
•We have incurred indebtedness and intend to incur additional indebtedness, which may result in our not being able to generate sufficient cash flows from operations and our investments to service our indebtedness.
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
•Our failure to maintain effective internal controls could have an adverse effect on our business in the future.
•Changes in interest rates and credit spreads, which are out of our control, can adversely affect our financial condition and results of operations.
•We may incur significant losses resulting from catastrophic events, including natural disasters, public health crises, illness, epidemics or pandemics and their related effects.
•All of our subsidiaries are subject to changes in government policy and legislation.
•We are exposed to counterparty credit risk which, in turn, increases our exposure to liabilities.
•Our valuation of securities and investments, as well as the determination of the amount of allowances and impairments taken on our investments, are subjective and, if changed, could adversely affect our results of operations or financial condition.
•Our investment portfolio may be subject to concentration risk, which could threaten our financial condition.
•A number of our company’s assets are illiquid, and our company may be required to dispose of such assets if there is significant amount of unanticipated policyholder withdrawal, lapse or claim activity, or to meet other obligations.
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
•Our failure to obtain or maintain licenses and/or other regulatory approvals as required for the operations of our subsidiaries may have an adverse effect on our business, financial condition, results of operations, liquidity, cash flows and profitability.
•Any future regulatory changes, including political, regulatory and industry initiatives by state and international authorities, could result in the imposition of significant restrictions on our ability to do business.
•A decrease in applicable capital ratios/calculations of our subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have an adverse effect on our results of operations and financial condition.
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
•In May of 2024, the Company’s predecessor completed its Merger with Brookfield Wealth Solutions and its Post-Effective Merger with American National. As a result, the Company could experience challenges or unanticipated costs in integrating its operations with those of American National which could adversely affect our results of operations and financial condition.
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
•We depend on affiliates of BAM under certain Investment Management Agreements, and our business may experience an adverse impact should we lose any of the services provided to our company thereunder.
•The U.S. federal base erosion and anti-abuse tax, and the U.S. corporate alternative minimum tax, may significantly increase our tax liability.
•Our company or our non-U.S. subsidiaries may be subject to U.S. federal income taxation in amounts greater than expected, which could have an adverse effect on our financial condition and operating results.
•Changes in U.S. tax law might adversely affect us or our shareholders.
•There is U.S. income tax risk associated with reinsurance between U.S. insurance companies and their non-U.S. affiliates.
•The recently enacted Bermuda corporate income tax, or other changes in Bermuda tax laws, may impact the earnings and results from operations of our Bermuda affiliates.
Risks Relating to Our Business and Industry
We make assumptions and estimates when underwriting insurance risks, and significant deviations from such assumptions and estimates could adversely affect our business, financial condition, results of operations, liquidity and cash flows.
We make and rely on certain assumptions and estimates in order to make decisions regarding pricing, target returns, reserve levels and other factors affecting our business operations. Our underwriting results depend upon the extent to which our actual claims experience and/or benefit payments on our insurance policies are consistent with the assumptions we use in setting prices and establishing liabilities for such contracts. Such amounts are established based on actuarial estimates of how much we will need to pay for future benefits and claims based on data and models that include many assumptions and projections, which are inherently uncertain and involve significant judgment, including assumptions as to the levels and/or timing of receipt or payment of premiums, benefits, claims, expenses, interest credits and investment results (including equity and other market returns). If the data we rely on in our underwriting is inaccurate, or if our assumptions and estimates differ significantly from the actual outcomes and results, our business, financial condition, results of operations, liquidity and cash flows may be adversely affected. Similarly, if we fail to assess accurately the risks we underwrite or fail to comply with our internal guidelines on underwriting, or if events or circumstances cause our risk assessment to be incorrect, our reserves may prove to be inadequate to cover future claims and benefit payments.
In particular, our life and annuity products expose our company to lapse, mortality and longevity risks. Lapse risk is the risk that the timing of policyholder withdrawals differ from underwritten assumptions. Mortality risk is the risk that the timing of death benefits differ from underwritten assumptions. Longevity risk is the risk that the length of time we pay pension or annuity benefits may exceed that which we assumed in pricing our insurance contracts. Lapse, mortality and longevity products, including PRT and other annuity products, may experience adverse impacts due to higher-than-expected mortality improvement. Lapse, mortality and longevity experience that is less favorable than the rates that we used in pricing an insurance policy or a reinsurance agreement may cause our net income to be less than otherwise expected, because the premiums we receive for the risks we assume may not be sufficient to cover the claims and profit margin. We may use a variety of strategies to manage mortality, lapse and longevity risks, including the use of reinsurance and derivative instruments. These strategies, however, may not be fully effective and may lead to payments to counterparties in excess of recoveries depending on how actual experience emerges. Moreover, advances in technology, including predictive medical technology that enables consumers to select products better matched to their individual risk profile and other medical breakthroughs that extend lives, could cause our future experience to deviate significantly from our actuarial assumptions, which could adversely impact timing of payments, our required level of reserves and profitability.
In addition, social, economic, political and environmental issues, including rising income inequality, unemployment, climate change, prescription drug use and addiction, exposures to new substances or those previously considered to be safe, along with the use of social media to proliferate messaging around such issues, has expanded the theories for reporting claims, which may increase the amounts we are required to pay out under certain of our policies and may also increase our claims administration and/or litigation costs. Governments’ increased efforts to respond to the costs and concerns associated with these types of issues may also lead to expansive new theories for reporting claims or may lead to the passage of “reviver” statutes that extend the statute of limitations for the reporting of these claims. These and other social, economic, political and environmental issues may also either extend coverage beyond our underwriting intent or increase the frequency or severity of claims.
With respect to our P&C products, estimation of ultimate net losses, loss expenses and the liability for unpaid losses and loss adjustment expenses is a complex process, particularly for both long-tail and medium-tail liability lines of business. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business involving recently introduced product lines. In these cases, there is less historical experience or knowledge and less data upon which the actuaries can rely. Estimating reserves is further complicated by unexpected claims or unintended coverages that emerge due to unexpected events, such as pandemics or geopolitical conflicts. These emerging issues may increase the size or number of claims beyond our underwriting intent and may not become apparent, or be known, until many years after a policy is issued. Examples of emerging claims and issues may include, increased claims resulting from third party funding of litigation, class-action litigation related to claims handling plaintiff target P&C insurers, claims resulting from climate change conditions or social inflation trends.

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
We distribute our insurance products through a variable cost distribution network, which includes numerous IMOs, independent and multiple line agents, banks, independent broker-dealers, and program administrators (the “distributors”). We must attract and retain distributors to sell our products. In particular, insurance companies compete vigorously for productive agents.
We compete with other insurance companies for marketers, agents and financial institutions primarily on the basis of our product pricing, support services, compensation, credit ratings and product features. Such distributors may promote products offered by other insurance companies that may offer a larger variety of products than we do. Our competitiveness for such distributors also depends upon the long-term relationships we develop with them. There can be no assurance that such relationships will continue in the future. In addition, our growth plans include increasing the distribution of annuity products through banks and broker-dealers. If we are unable to attract and retain sufficient marketers and agents to sell our products or if we are not successful in expanding our distribution channels within the bank and broker-dealer markets, our ability to compete and our sales volumes and results of operations could be adversely affected.
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

There is no assurance that we or our subsidiaries will be able to maintain or obtain a rating. No assurance can be provided that any action taken by a rating agency would not result in an adverse effect on the business of our company and/or the results of operations, financial condition, liquidity or prospects of our company.
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
If the counterparties to our reinsurance arrangements or to the derivatives we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could adversely affect our financial condition and results of operations.
We use reinsurance and derivatives to mitigate our risks in various circumstances. In general, reinsurance and derivatives do not relieve us of our direct liabilities. Accordingly, we bear credit risk with respect to our counterparties. A counterparty’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivatives agreements with us or inability or unwillingness to return collateral could have an adverse effect on our financial condition and results of operations. While we may manage these risks through transaction-related diligence, contract terms, collateral requirements, hedging, and other oversight mechanisms, our efforts may not be successful.
In addition, we may use derivatives to hedge various business risks. We may enter into a variety of derivatives, including options; forwards; and interest rate, credit default, total return, longevity and currency swaps with a number of counterparties on a bilateral basis for uncleared OTC derivatives and with clearing brokers and central clearinghouses for OTC-cleared derivatives (OTC derivatives that are cleared and settled through central clearing counterparties). If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. Such failure could have an adverse effect on our financial condition and results of operations. We seek to reduce the risks associated with such derivative transactions by entering into such agreements with large, well-established financial institutions. However, there can be no assurance that we will not suffer losses in the event of a derivative counterparty fails to perform or fulfill its obligations.
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
The nature of the competition we face may be affected by disruption and deterioration in global financial markets and economic downturns, as well as by governmental responses thereto. For example, (i) government intervention might result in capital or other support for our competitors, (ii) governments may provide reinsurance and insurance capacity in markets and to consumers that we target or (iii) governments may take actions to reduce interest rates, impacting the value of and returns on fixed income investments. In addition, since numerous aspects of our business are subject to regulation, legislative and other changes affecting the regulatory environment for our business may have, over time, the effect of supporting or burdening some aspects of the financial services industry. This can affect our competitive position within the insurance industry and within the broader financial services industry.
We compete with other companies to attract and retain talented key personnel and employees. The insurance industry relies on recruiting and developing individuals with specialized skills and knowledge in various areas, including actuarial science, underwriting, technology, investment management, and data and analytics. Any challenges in attracting and retaining employees with such specialized skills may adversely impact our operations.
Because of the highly competitive nature of the insurance industry, there can be no assurance that we will maintain or grow our market share, continue to identify attractive opportunities in either our individual or institutional channels, or that competitive pressure will not have an adverse effect on our business, results of operations and/or financial condition.
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
Failure to maintain the security of our information and technology systems could have an adverse effect on our business.

We rely on the use of technology and information systems, many of which are controlled by third-party service providers, to monitor and process internal and customer-facing transactions, and to assist us in other work, such as performing actuarial analyses and updating our financial statements. If any of these systems were to encounter an operational failure or glitch, it may result in our employees and agents failing to monitor any modifications, enhancements or other errors. Additionally, our information systems and technology may not be able to accommodate our growth, may increase in cost and may also become subject to cyber-terrorism or other compromises and shutdowns, and any failures or interruptions of these systems could adversely affect our business and results of operations.

We rely heavily on certain financial, accounting, communications and other data processing systems. We collect, store and use large amounts of sensitive information, including personally identifiable information, through our information technology systems. While we rely on internal controls to protect the confidentiality of this information, it is possible that an employee could, intentionally or unintentionally, disclose or misappropriate confidential information. If we fail to maintain adequate internal controls, or if our employees fail to comply with our policies, misappropriation or intentional or unintentional disclosure or misuse of personal information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil, regulatory or criminal penalties, which, in turn, could have an adverse effect on our business, financial condition and results of operations. Further, the failure or compromise of our systems as a result of any actions or errors made by our employees or agents that cause a significant interruption to our operations, may adversely impact our reputation and brand in the insurance industry, as well as our operations, financial reporting ability and business.

We rely on our information technology systems to function as intended, and these systems face ongoing cybersecurity threats and attacks, which could result in the failure of such infrastructure. This technology includes the computer systems used for information processing administrative and commercial operations. The information and embedded systems of key business partners and regulatory agencies are also important to our company’s operations. We may in the future be subject to cyber-terrorism or other cybersecurity risks or other breaches of information technology security, with the increasing frequency, sophistication and severity of these kinds of incidents having increased in recent years. In particular, our information technology systems may be subject to cyber-terrorism intended to obtain unauthorized access to our proprietary information, personally identifiable information or to client or third-party data stored on our systems, destroy or disable our data, and/or that of our business partners, disclose confidential data in breach of data privacy legislation, destroy data or disable, degrade or sabotage our systems, through the introduction of computer viruses, cyber-attacks and other means. Such attacks could originate from a wide variety of sources, including internal actors or unknown third parties. These various threats, attacks and incidents that have occurred to date have not been material to our operations and are not expected to be material to our operations based on information presently known to management. The sophistication of the threats continues to evolve and grow, including the risk associated with the use of emerging technologies, such as AI and quantum computing, for nefarious purposes.

Further, if any threat actors or hackers were to gain physical access to our facilities and infiltrate our information systems or attempt to gain access to information and data, or if they were to circumvent our existing security system measures and obtain access to our systems (which may include the ability to view, alter, or delete information, including personally identifiable customer information and proprietary business information) by penetrating our security controls and causing system and operational disruptions or shutdown, accessing, misappropriating or otherwise compromising protected personal information or proprietary or confidential information or that of third parties, and developing and deploying viruses, ransomware and other malware that can attack our systems, exploit any security vulnerabilities and disrupt or shut down our systems and operations, our operations may be negatively affected and our business may be at risk. Such risks are also extended to portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The sophistication of the threats continues to evolve and grow, including the risk associated with the use of emerging technologies, such as artificial intelligence and quantum computing, for nefarious purposes. We cannot predict what effects such cyber-attacks or compromises or shutdowns may have on our business and on the privacy of the individuals or entities affected, and the consequences could be material.

Cyber incidents may also remain undetected for an extended period, which could exacerbate these consequences. A significant actual or potential theft, loss, corruption, exposure, fraudulent, unauthorized or accidental use or misuse of investor, policyholder, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation and regulatory actions against us by governments, various regulatory organizations or exchanges, or affected individuals, in addition to significant reputational harm and/or financial loss. It may not be possible to recover losses suffered from such incidents under our insurance policies, including if our insurers deny coverage as to any particular claim in the future or if such loss is not fully covered by insurance maintained, which may not take into account reputational damage, the costs of which are impossible to quantify. In addition, our insurance coverage with respect to cyber incidents may increase in cost or cease to be available on commercially reasonable terms, or at all, in the future.

While we currently have internal controls and security measures in place, including regularly scheduled testing, our systems may be at risk to physical or electronic intrusions, computer viruses or other malicious codes, unauthorized or fraudulent access, cyber incidents such as ransomware, social-engineering attacks, or denial-of-service attacks, programming or other human errors, and other breaches of cybersecurity and information security systems and similar disruptions, and we may not be able to anticipate, detect, repel or implement effective preventative measures against all such threats since the sophistication of the threats continue to evolve and grow, including the risk associated with the use of emerging technologies, such as artificial intelligence and quantum computing, for nefarious purposes.

We are also reliant on third-party service providers for support of certain aspects of our business, including for certain information systems and technology platforms, trustee services, legal services, technology, actuarial and accounting matters. A disaster, disruption or compromise in technology or infrastructure that supports our company’s business, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, may have an adverse impact on our ability to continue to operate our businesses without interruption which could have an adverse effect on us. These risks could increase as vendors increasingly offer cloud-based software services rather than software services that can be operated within our own data centers. These risks also increase to the extent we engage in operations in jurisdictions with which we are not familiar. Certain of our third-party service providers have experienced threats, attacks and incidents related to these described risks, although those that have occurred to date have not been material to our operations and are not expected to be material to our operations based on information presently known to management.

Our systems may also be at risk due to disruptions from various events beyond our control, including, but not limited to, war, acts of terrorism, natural disasters, epidemics, pandemics, telecommunication or electrical outages, computer viruses, a prolonged global failure of cloud services, and other coordinated cyber incidents. In addition, our operating equipment may not continue to perform as it has in the past, and there is a risk of equipment failure due to wear and tear, latent defect, design or operator errors or early obsolescence.
Failure to protect the confidentiality of information, including as the result of a cybersecurity attack, could adversely affect our reputation and have an adverse effect on our business, financial condition and results of operations.
Many jurisdictions in which we operate have enacted laws to safeguard the privacy and security of personal information. Additionally, various government agencies have established rules protecting the privacy and security of such information. These laws and rules vary greatly by jurisdiction. As described above, our company’s business relies on the use of technology, including to store and safeguard personal information of policyholders. Additionally, some of our employees have access to personal information of policyholders. We rely on internal controls to protect the confidentiality of this information. It is possible that our data could be the subject of a cybersecurity attack or an employee could, intentionally or unintentionally, disclose or misappropriate confidential information. See Item 1A “Risk Factors - Risks Relating to Our Business and Industry - Failure to maintain the security of our information and technology systems could have an adverse effect on our business.”
If we fail to protect against the risk of a cyber-attack or maintain adequate internal controls, or if our employees fail to comply with our policies, misappropriation or intentional or unintentional disclosure or misuse of personal information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil, regulatory or criminal penalties, which, in turn, could have an adverse effect on our business, financial condition and results of operations. In addition, we may analyze customer data to better manage our business.
Compliance with laws and regulations governing the processing of personal data and information may impede our services or result in increased costs. The failure to comply with such data privacy laws and regulations could result in material fines or penalties imposed by data protection or financial services conduct regulators and/or awards of civil damages, and any data breach may have an adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.
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
In addition, unauthorized disclosure or transfer of sensitive or confidential client or company data, whether through systems failure, employee negligence, fraud or misappropriation, by us or other parties with whom we do business, could subject us to significant litigation, monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions. Such events could also result in negative publicity and damage to our reputation and cause us to lose business, which could therefore have an adverse effect on our results of operations.
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
We are subject to the Fair Labor Standards Act and other state and federal employment laws. These laws govern such matters as minimum wage, overtime, leave, and other working conditions that can increase our labor costs or subject us to liabilities to our employees. In addition, many state and local jurisdictions are adopting their own laws, such as paid sick leave, to address conditions of employment not covered by federal law and/or to provide additional rights and benefits to employees. These developments and disparate laws could increase our costs of doing business, lead to litigation, or have an adverse effect on our business, financial condition and results of operations.
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
In the event we need to refinance all or a portion of our outstanding debt as it matures or incur additional debt to fund our operations, we may not be able to refinance our existing debt or incur additional debt to fund our operations on terms acceptable to us or at all. If prevailing interest rates or other factors result in higher interest rates upon refinancing, then the interest expense relating to our debt would increase. Furthermore, if any rating agency changes our credit rating or outlook, our debt securities could be negatively affected, which could adversely affect our ability to refinance existing debt or raise additional capital and increase the interest costs under our existing credit facilities.
Our debt and any future debt we incur may subject us or our subsidiaries to certain covenants that restrict our ability to engage in certain types of activities and may require us to utilize significant cash flow to service our debt.
Our term loan credit facility and notes indenture contain, and any agreement governing indebtedness we incur in the future may contain, covenants applicable to us and our subsidiaries and events of default. These covenants include limitations that could limit our ability to borrow money or guarantee debt, create liens, pay dividends on or redeem or repurchase stock, make specified types of investments and acquisitions, enter into agreements that limit the ability of our subsidiaries to pay dividends or other payments to us, enter into transactions with affiliates, and sell assets or merge with other companies.
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
In addition, our term loan credit agreement requires us, and any agreement governing indebtedness we incur in the future, may require us to maintain specified financial ratios and satisfy other financial condition tests. We cannot provide assurance that we will be in compliance with these ratios and tests. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. A breach of any of these covenants could result in a default. Any failure to meet required payments on our debt, or failure to comply with any covenants in the instruments governing our debt, could result in a downgrade to our credit ratings. A downgrade in our credit ratings could limit our access to capital and increase our borrowing costs.
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
Our future capital requirements depend on many factors, including regulatory requirements, the nature of any future business we write and the requirement to hold appropriate capital against the liabilities we assume thereunder, the amount of which is determined based on a variety of risks inherent in our transactions, including credit risk, interest rate risk, insurance risk and operational risk, among others. Furthermore, in order to write or assume new business through our subsidiaries, we need sufficient capital to be held by these entities. Our ability to move capital to or from these entities without adverse consequence may be limited by regulatory restrictions on dividends from our other subsidiaries, restrictions on intercompany transactions more generally, tax consequences or other considerations.
Any equity or debt financing, if available at all, is subject to market factors outside of our control and may be transacted on unfavorable terms. Any disruption in the financial markets may limit our ability to access capital required to operate our business, and we may be forced to delay raising capital or bear a higher cost of capital, which could decrease our profitability and significantly reduce our financial flexibility. For instance, prolonged and severe disruptions in the overall public and private debt and equity markets, such as occurred during 2008, and in connection with COVID-19, could result in an inability to access capital and the incurrence of significant realized and unrealized losses. In addition, interest rate volatility could impact the Company through changes in financing availability and the cost and terms of such financing. Public and private debt and equity markets may experience disruption in individual market sectors, such as has occurred in the energy sector. If we cannot obtain adequate capital on favorable terms or at all, our business, results of operations and financial condition could be adversely affected.
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
Given ongoing global economic uncertainties, evolving market conditions may affect our results of operations, financial position and capital resources. In the event that there is deterioration or volatility in financial markets or general economic conditions, our results of operations, financial position, capital resources and competitive landscape could be adversely affected.
We may suffer a significant loss resulting from fraud, bribery, corruption, other illegal acts, inadequate or failed internal processes or systems, or from external events.
We may suffer a significant loss resulting from fraud, bribery, corruption, other illegal acts by our company’s employees or those of companies providing services to our company, inadequate or failed internal processes or systems, or from external events, such as security threats affecting our ability to operate. We operate in different markets and rely on our employees to follow our policies and processes as well as applicable laws in their activities. Risk of illegal acts or failed systems is managed through our company’s infrastructure, controls, systems and people, complemented by a focus on enterprise-wide management of specific operational risks such as fraud, bribery and corruption, as well as personnel and systems risks. Further, our employees, including executives and others who manage sales, investments, products, wholesaling, underwriting, and others, may take excessive risks. Our compensation programs and practices, and our other controls, may not effectively deter excessive risk-taking or misconduct. Specific programs, policies, standards and methodologies have been developed to support the management of these risks. However, these cannot guarantee that such conduct does not occur, and if it does, it can result in direct or indirect financial loss, reputational impact or regulatory consequences.
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
From time to time, the participants in the insurance industry have been subject to investigations, litigation and regulatory scrutiny by various insurance, governmental and enforcement authorities concerning certain industry practices. In particular, financial services companies have been the subject of broad industry inquiries by state regulators and attorneys general that do not appear to be company-specific, such as those concerning business practices upon notification of death. We may receive inquiries and informational requests from insurance regulators and other government agencies in the jurisdictions in which our company operates. In addition, consumer advocacy groups or the media may also focus attention on certain insurance industry practices. We cannot predict the effect that investigations, litigation or regulatory activity or negative publicity from consumers or the media will have on the insurance industry or our company. Moreover, press coverage and other public statements that assert some form of wrongdoing, regardless of the factual basis for the assertions being made, could result in inquiry or investigation by regulators, legislators and/or law enforcement officials or in lawsuits. The involvement of our company in any investigations or litigation would cause our company to incur legal costs and can divert the time and effort of senior management, and if our company was found to have violated any laws, we could be required to pay fines and damages, potentially in material amounts. Our company could also be adversely affected by negative publicity and the implementation of any new industry-wide regulations that may result from such publicity, which could increase the regulatory burdens under which our company operates. Adverse publicity can also have an adverse effect on our reputation, the morale and performance of employees, and on business retention, which could adversely affect our results of operations.
We are a holding company with no operations and limited assets of our own and as a result, our ability to service our debt obligations or pay dividends is limited or otherwise restricted, and dependent on the ability of our subsidiaries to distribute cash to us.
Our company has no direct operations and no significant assets other than the stock of our subsidiaries. Our ability to service our debt obligations or to pay dividends is limited by our status as a holding company. Moreover, none of our company’s subsidiaries are obligated to make funds available to us for the payment of our debt obligations or to pay dividends or otherwise. Additionally, our subsidiaries are subject to significant regulation which includes restrictions on certain of our subsidiaries’ ability to distribute cash to us, in some cases without prior regulatory approval, which may limit or restrict entirely our ability to service our debt obligations or to pay dividends on our preferred stock.
Our failure to maintain effective internal controls could have an adverse effect on our business in the future.
As a public company, we are subject to the reporting and controls requirements of the Exchange Act, the Sarbanes-Oxley Act, and certain stock exchange rules promulgated in response to the Sarbanes-Oxley Act. Any failure to maintain adequate internal controls over financial reporting or to implement required, new or improved controls, or difficulties encountered in their implementation, could cause material weaknesses or significant deficiencies in our internal controls over financial reporting, including with respect to the integration of the American Equity and American National internal controls, and could result in errors or misstatements in our consolidated financial statements that could be material. If we were to conclude that our internal controls over financial reporting were not effective, investors could lose confidence in our reported financial information.
Our failure to achieve and maintain effective internal controls could have an adverse effect on our business, our ability to access capital markets and investors’ perception of us. In addition, material weaknesses in our internal controls could require significant expense and management time to remediate.
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
We periodically evaluate our estimates and assumptions and base our estimates on historical experience and various assumptions we believe to be reasonable based on specific circumstances. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments and other factors.
Authorities may change accounting standards that apply to us, and we may adopt changes earlier than required. Changes in accounting rules applicable to our business may have an adverse impact on our results of operations and financial condition.

Risks Relating to General Economic Conditions
Changes in interest rates and credit spreads, which are out of our control, can adversely affect our financial condition and results of operations.
Interest rates have a significant impact on our business both in terms of consumer demand for our products and on our investment performance. Substantial and sustained increases or decreases in market interest rates could adversely affect our business, investment returns, financial condition, results of operations, liquidity and cash flows.
Rapidly rising interest rates could result in reduced persistency of our spread-based products if contract holders shift assets into higher yielding investments. Increasing rates on other insurance or investment products offered by competitors may also lead to higher surrenders by customers within certain segments of our insurance business. We may react to market conditions by increasing our crediting rates, which narrows our “spread,” or the difference between the amounts we earn on investments and the amount we must pay under our contracts. In addition, an increase in market interest rates could reduce the value of certain of our investments held as collateral under reinsurance agreements and require us to provide additional collateral, thereby reducing our available capital and potentially creating a need for additional capital which may not be available to us on favorable terms, or at all.
During periods of prolonged low interest rates, investment earnings may be lower because the interest earned on floating rate fixed income investments will likely have declined with the market interest rates, which in turn may impact the performance of our business. Further, we may also be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our “net investment spread” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support the obligations under such contracts. A decline in market interest rates or credit spreads could have an adverse effect on our investment income as we invest cash in new investments that may earn less than the portfolio’s average yield. Although during such periods we may seek to mitigate the impact of low interest rates through actions such as reducing the guaranteed minimum crediting rates on new fixed annuity contracts and reducing crediting rates on in-force contracts, where permitted to do so, there is no guarantee that such actions may completely offset the impact of a low interest rate environment, and our sales volume may be negatively impacted as a result. Our ability to decrease product crediting rates in response may be limited by market and competitive conditions and by regulatory or contractual minimum rate guarantees. Furthermore, a low-interest rate environment with reduced investment market returns could encourage alternative capital providers to enter the insurance market in order to achieve higher returns. This could have the effect of increasing the level of competition in the insurance market and applying pressure on premiums, which could affect the gross written premium that we are able to generate.
A gradual increase in longer-term interest rates relative to short-term rates generally will have a favorable effect on the profitability of products within our insurance business – particularly interest-sensitive life insurance and fixed annuities.
While we maintain a diversified investment portfolio comprised of assets with various maturities to support product liabilities and ensure liquidity and use asset liability management processes to mitigate the effect on our spreads of changes in interest rates, they may not be fully effective.
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
Fluctuations in credit spreads can also contribute to the industry’s cyclicality and may have an adverse effect our investment performance, including investment income, or cause realized and unrealized losses. We are subject to risks associated with potential declines in credit quality related to specific issuers or specific industries and a general weakening in the economy, which are typically reflected through credit spreads. Our exposure to credit spreads primarily relates to market price volatility and investment risk associated with the fluctuation in credit spreads. Additionally, fluctuations in credit spreads may adversely impact the actuarial balances such as policyholder reserves. Credit spreads increase or decrease in response to the market’s perception of risk and liquidity of a specific issuer or specific sector and are influenced by the credit ratings, and the reliability of those ratings, published by external rating agencies. Widening credit spreads may cause unrealized losses in our investment portfolio and increase losses associated with written credit protection derivatives used in replication transactions. Increases in credit spreads of issuers due to credit deterioration may result in higher levels of impairments. Tightening credit spreads may reduce our investment income and cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread.
One key factor that contributes to the cyclicality in insurers’ underwriting results are interest rate movements. In a high-interest rate environment, increased investment returns may reduce insurers’ required contribution from underwriting performance to achieve an attractive overall return. This may result in a less-disciplined approach to underwriting in the market generally as some underwriters could be inclined to offer lower premium rates to generate more business. An increase in market interest rates or credit spreads could also have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities in our investment portfolio. Further, an increase in market interest rates could reduce the value of certain of our alternative investments held as collateral under reinsurance agreements and require us to provide additional collateral, thereby reducing our available capital and potentially creating a need for additional capital which may not be available to us on favorable terms, or at all.

General economic and business conditions that impact the debt or equity markets could impact our ability to access credit markets.
General economic and business conditions that impact the debt or equity markets could impact the availability of credit to, and cost of credit for, our company. Actions to reduce inflation, including raising interest rates, increase our cost of borrowing, which in turn could make it more difficult to obtain financing for our operations or investments on favorable terms. We utilize bilateral revolving credit facilities and other short-term borrowings, and the amount of interest charged on these facilities will fluctuate based on changes in underlying short-term interest rates. Any economic event that affects interest rates or the ability to refinance borrowings could materially adversely impact our financial condition. Continued movements in interest rates could also affect the discount rates used to value our assets, which in turn could cause their valuations to be reduced resulting in a material reduction in our equity value.
In addition, some of our operations either currently have a credit rating or may have a credit rating in the future. A credit rating downgrade may result in an increase in the cost of debt for the relevant businesses and reduced access to debt markets.
Some assets in our portfolio have a requirement for significant capital expenditure. For other assets, cash, cash equivalents and short-term investments combined with cash flow generated from operations are believed to be sufficient for it to make the foreseeable required level of capital investment. However, no assurance can be given that additional capital investments will not be required in these businesses. If we are unable to generate enough cash to finance necessary capital expenditures through operating cash flow, then we may be required to issue additional equity or incur additional indebtedness. The issue of additional equity would be dilutive to existing shareholders at the time. Any additional indebtedness would increase our leverage and debt payment obligations, and may negatively impact our business, financial condition and results of operations.
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
Our subsidiaries are impacted by inflationary pressures. While inflation has eased and central banks began reducing interest rates in the second half of 2024, past price increases continue to affect households and weigh on confidence and spending power. The potential for increased tariffs and trade barriers, as well as increased geopolitical risks, adds uncertainty to the long-term outlook for inflation and interest rates, and a reacceleration of inflation could trigger a reversal in recent interest rate decreases. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures in many parts of the world. Higher interest rates or elevated interest rates for a sustained period could also result in an economic slowdown. Economic contraction or further deceleration in the rate of growth in certain industries, sectors or geographies may contribute to poor financial results at our subsidiaries.
Continued rising inflation could adversely impact returns on our investment portfolio and results of operations. The effects of inflation can increase expense risk, resulting in increased costs in servicing and maintaining insurance, savings or reinsurance contracts, including direct expenses and allocations of overhead costs. Failure to accurately factor in continued rising inflation in our pricing assumptions may result in mispricing of our subsidiaries’ products, which could adversely impact our results of operations. In addition, inflation can also impact our investment portfolio rate of return and corresponding investment income.
All of our subsidiaries are subject to general economic and political conditions and risks relating to the markets in which our company operates.
The industries in which our company operates are impacted by political and economic conditions, and in particular, adverse events in financial markets, which may have a significant effect on global or local economies. Some key impacts of general financial market turmoil include contraction in credit markets resulting in a widening of credit spreads, devaluations and enhanced volatility in global equity, commodity and foreign exchange markets, and a general lack of market liquidity. A slowdown in the financial markets or other key measures of the global economy or the local economies of the regions in which our company operates, including, but not limited to, employment rates, business conditions, inflation, lack of available credit, the state of the financial markets, interest rates and tax rates, may adversely affect our company’s growth and profitability.
The demand for services provided by our subsidiaries are, in part, dependent upon and correlated to general economic conditions and economic growth of the regions in which our subsidiaries conduct business. Poor economic conditions or lower economic growth in a region or regions may, either directly or indirectly, reduce demand for the services provided by our company.
In addition, our company may be affected by political uncertainties that may have global repercussions, including in markets where our company currently operates or intends to expand into the future. The uncertainties include geopolitical concerns and other global events, including, without limitation, trade conflict, civil unrest, national and international political circumstances (including outbreak of war, terrorist acts or security operations) and pandemics or other severe public health events, that have contributed and may continue to contribute to volatility in global equity and debt markets. For example, the ongoing war between Russia and Ukraine and the conflict in the Middle East and the global response to each, including the imposition of widespread economic and other sanctions, has significantly impacted the global economy and financial markets.

We may incur significant losses resulting from catastrophic events, including natural disasters, public health crises, illness, epidemics or pandemics and their related effects.
Our business could be exposed to effects of catastrophic events, including natural disasters, pandemics and epidemics, which could adversely affect our results of operations and financial condition due to disruptions to commerce, reduced economic activity and other unforeseen consequences that are beyond our control.
Certain of our property and casualty products and services are exposed to catastrophe related losses caused by natural events, such as floods, hurricanes, tornadoes, wildfires, droughts, earthquakes, snow, hail and windstorms, and manmade events, such as terrorism, riots, explosions, hazardous material releases, and utility outages. Our life, annuity and health products and services are exposed to the risk of catastrophic mortality or illness, such as a pandemic, an outbreak of an easily communicable disease, or another event that causes a large number of deaths or high morbidity. Certain of our investments are also exposed to catastrophes, including certain of our real estate and infrastructure investments. Our operating results may vary significantly from one period to the next since the likelihood, timing, severity, number or type of catastrophe events cannot be accurately predicted. Our losses in connection with catastrophic events are primarily a function of the severity of the event and the amount of our exposure in the affected area. Although we will actively manage our risk exposure to catastrophes through underwriting limits and processes, and further mitigate risk of loss through the purchase of reinsurance protection and other hedging instruments, an especially severe catastrophe or series of catastrophes could exceed our reinsurance or hedging protection and may have an adverse impact on our business, results of operations and/or financial condition.
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
In addition, climate change could have an impact on assets in which we invest, resulting in realized and unrealized losses in future periods that could have an adverse impact on our results of operations and/or financial position. Such investment risks can include, but are not limited to, changes in supply and demand characteristics for fossil fuels, advances in low-carbon technology and renewable energy development, effects of extreme weather events on the physical and operating exposure of industries and issuers, and the transition that issuers make towards addressing climate risk in their own businesses. It is not possible to foresee with certainty which, if any, assets, industries or markets will be adversely affected, nor is it possible to foresee the magnitude of such effect.
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
Our financial condition and results of operations could also be affected by changes in economic or other government policies or other political or economic developments in each country or region, as well as regulatory changes or administrative practices over which our company has no control, such as the regulatory environment related to our company’s business operations, concession agreements and periodic regulatory resets; interest rates; benchmark interest rate reforms; currency fluctuations; exchange controls and restrictions; inflation; tariffs; liquidity of domestic financial and capital markets; policies relating to tax; and other political, social, economic, and environmental developments that may occur in or affect the jurisdictions in which our subsidiaries are located or conduct business or the jurisdictions in which the customers of our subsidiaries are located or conduct business or both. For a description of insurance regulations, see Item 1A “Risk Factors — Risks Relating to Regulation — Our insurance business is highly regulated, and such regulation and any supervisory and enforcement policies, or changes thereto, may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
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
The success of any investment activity is affected by general economic conditions. General economic conditions may adversely affect the markets for corporate debt securities and structured securities such as commercial mortgage-backed or other asset backed securities. Unexpected volatility or illiquidity in the markets in which we directly or indirectly hold positions could adversely affect us.
Before making investments, we typically undertake a robust due diligence process. However, the due diligence process may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating the investment opportunity, and, as a result, our results of operations, financial condition and cash flows may be adversely affected.
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
Our valuation of securities and investments, as well as the determination of the amount of allowances and impairments taken on our investments, are subjective and, if changed, could adversely affect our results of operations or financial condition.
Valuations of investments, including any property received in exchange for any investments, that are calculated will be done in good faith in accordance with guidelines prepared in accordance with U.S. GAAP. Valuations are subject to determinations, judgments, projections and opinions, and third parties or investors may disagree with such valuations. Accordingly, the carrying value of an investment will not necessarily reflect the price at which the investment could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. We generally will not, unless otherwise required to pursuant to applicable law and/or regulation, seek an independent view, opinion, support and/or appraisal for such valuation determinations.
During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, including fixed maturity and equity securities, as well as short-term investments that are reported at estimated fair value, if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, the valuation process for certain asset classes that were in active markets with observable valuations may include inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values that vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period to period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold may have an adverse effect on our financial condition.
The determination of the amount of allowances and impairments varies by investment-type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. However, historical trends may not be indicative of future impairments or allowances, and any such future impairments or allowances could have an adverse effect on our earnings and financial position.

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
A number of our company’s assets are illiquid, and our company may be required to dispose of such assets if there is significant amount of unanticipated policyholder withdrawal, lapse or claim activity, or to meet other obligations.
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
If there is a significant amount of unanticipated policyholder withdrawal, lapse or claim activity, our company may be required to dispose of such illiquid assets on unfavorable terms. We may be forced to sell investments as a result of a lapse or surrender of all or some of the policies or as a result of claims activity in our property and casualty business. If we were forced to sell certain of our assets, there can be no assurance that we would be able to sell them for the values at which such assets are recorded, and we might be forced to sell them at significantly lower prices. In addition, in many cases we may be prohibited by contract or applicable securities laws from selling such securities for a period of time. When we hold a security or position, it is vulnerable to price and value fluctuations and may experience losses if we are unable to timely sell, hedge or transfer the position. Thus, it may be impossible or costly for us to liquidate positions rapidly in order to meet unexpected withdrawal obligations. If we are unable to liquidate assets to offset withdrawal or lapse activity, it could have an adverse effect on our financial position and results of operations, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures.
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
We are also subject to the risk that cash flows generated from the collateral underlying the structured products we own may differ from our expectations in timing or amount. In addition, many of our classes of investments, but in particular our alternative investments, may produce investment income that fluctuates significantly from period to period. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have a material adverse effect on our business, results of operations, financial condition, liquidity and cash flows.
Certain of our investments are linked to real estate, including fixed maturity and equity securities such as commercial mortgage-backed securities and commercial mortgage loans. Defaults by third parties in the payment or performance of their obligations underlying these assets could reduce our investment income and realized investment gains or result in the recognition of investment losses. In addition, changes in laws and other regulatory developments relating to mortgage loans may impact the investments of our portfolio linked to real estate in the future. Additionally, cash flow variability arising from an unexpected acceleration in the rate of mortgage prepayments can be significant and could cause a decline in the estimated fair value of certain “interest only” securities.
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

Our investments in assets linked to real estate are also subject to loss in the event of catastrophic events, such as earthquakes, hurricanes, floods, tornadoes and fires. Climate change has exacerbated these risks and is likely to further increase both the likelihood of occurrence and the magnitude of impact in future periods. While loss experience in the event of a catastrophic event is contingent upon many factors, including the insured status of the underlying property and the seniority of our investment, in the case of structured securities, a catastrophic event impacting one or more of the regions of our real estate investments may cause some portion of the invested assets linked to real estate to become impaired, which may have an adverse impact on our financial condition and results of operations.
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
Insurance company supervision and regulation is generally intended for the benefit of policyholders and creditors rather than shareholders or other investors of the business. Among other things, the insurance laws and regulations applicable to us:
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
•require the disclosure of financial and other information to regulators, including financial statements, financial conditions reports, and annual capital and solvency reports;
•impose restrictions on the nature, quality and concentration of investments;
•regulate the admissibility of assets and capital;
•provide for involvement in the payment or adjudication of claims beyond the terms of the policies;

•establish certain minimum operational requirements or customer service standards, such as the timeliness of finalized policy language or lead time for notice of non-renewal, or changes in terms and conditions; and
•allow for the performance of certain periodic examinations of its financial condition.
The impact of these regulations, including, in particular the restrictions on investments in affiliates or related parties, may have an adverse effect on our investment portfolio returns. As part of regular mandated risk assessments, regulators may take steps that have the effect of restricting our business activities, which may in turn have a material impact on our ability to achieve growth objectives and earnings targets. All of our subsidiaries are subject to minimum capital and surplus requirements. Any failure to meet applicable requirements or minimum statutory capital requirements could subject us to examination or corrective action by regulators, including limitations on our writing additional business or engaging in finance activities, supervision, receivership, or liquidation. In addition, each regulated insurance business we operate is subject to a number of restrictions on assets we may hold under relevant regulations and tax rules, and regulators may, as has happened in the past, alter such restrictions, thus potentially affecting our investment policy and any associated projected income or growth return from our investments. In addition, based on our perceived risk profile, regulators may require additional regulatory capital to be held by us (including as part of guidance provided by the regulator to us on a confidential basis), which, among other things, may affect the business we can write and the amount of dividends we are able to pay out.
As a result, in connection with the conduct of our various subsidiaries, we believe it is crucial to establish and maintain good working relationships with the various regulatory authorities having jurisdiction over our subsidiaries. If those relationships and that reputation were to deteriorate, our subsidiaries could be adversely affected. For example, we require various consents and approvals from our regulators, both with respect to transactions we enter into and in the ordinary course of business of our subsidiaries. If we fail to maintain good working relationships with our regulators, it may become more difficult or impossible for us to obtain those consents and approvals, either on a timely basis or at all.
The insurance industry has experienced substantial volatility as a result of investigations, litigation and regulatory activity by various insurance, governmental and enforcement authorities, concerning various practices within the reinsurance and insurance industry. If we or any of our subsidiaries were to be found to be in breach of any existing or new laws or regulations now or in the future, we would be exposed to the risk of intervention by regulatory authorities, including investigation and surveillance, and judicial or administrative proceedings. In addition, our reputation could suffer and we could be fined, sanctioned or suspended or prohibited from engaging in some or all of our business activities or could be sued by counterparties, as well as forced to devote significant resources to cooperate with regulatory investigations, any of which could have an adverse effect on our results of operations. These events, if they occur, could affect the competitive market, and the way we conduct our business and manage our capital and could result in lower revenues and higher costs.
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
Our failure to obtain or maintain licenses and/or other regulatory approvals as required for the operations of our subsidiaries may have an adverse effect on our business, financial condition, results of operations, liquidity, cash flows and profitability.
Each regulator retains the authority to license insurers in its jurisdiction, and an insurer generally may not operate in a jurisdiction in which it is not licensed. The licenses currently held by our subsidiaries are limited in scope with respect to the products that may be sold within the respective jurisdictions. Currently, our subsidiaries maintain licenses in the United States and Bermuda. Our ability to retain licenses depends on our company’s and our subsidiaries’ ability to meet requirements established by applicable regulators.
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
In addition, licensing regulations differ as to products and jurisdictions and may be subject to interpretation as to whether certain licenses are required with respect to the manner in which we may sell or service some of our products in certain jurisdictions. The degree of complexity is heightened based on the type of products that are issued, including where such products may cover risks in multiple jurisdictions. If a state regulator interprets a licensing requirement differently than we do and/or we are unable to meet their requirements, our subsidiaries could lose their licenses to do business in certain jurisdictions; be subject to additional regulatory oversight; have their licenses suspended; be subject to rescission requests, fines, administrative penalties or payments to policyholders or be subject to seizure of assets. A loss or suspension of any of our subsidiaries’ licenses or an inability of any of our subsidiaries to be able to sell or service certain of our insurance products in one or more jurisdictions may negatively impact our reputation in the insurance market, impair our competitive position and result in our subsidiaries’ inability to write new business, distribute funds or pursue our investment strategy.
Any future regulatory changes, including political, regulatory and industry initiatives by state and international authorities, could result in the imposition of significant restrictions on our ability to do business.
Changes to the laws and regulations, and interpretations and enforcement of such laws and regulations, that govern the conduct of our business could adversely affect our operations and profitability. In addition, legislation and other regulatory initiatives taken, or which may be taken in response to conditions in the financial markets, global supervision and other factors may lead to additional regulation of the insurance industry in the coming years. Such changes could increase our regulatory and compliance burden, resulting in increased costs, or limit the type, amount or structure of compensation arrangements into which we may enter with certain of our associates, which could negatively impact our ability to compete with other companies in recruiting and retaining key personnel. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could adversely impact our ability to react to such changing conditions. We cannot predict what proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations may have on our business, results of operations and financial condition. In addition, changes in the laws or regulations to which our subsidiaries are subject or in the interpretation thereof by enforcement or regulatory agencies, as well as increased monitoring of compliance by international bodies of certain jurisdictions in which our subsidiaries operate, could have an adverse effect on our business and cause reputational damage to our subsidiaries.
Further, as insurance industry practices and legal, judicial, social and other conditions outside of our control change, unexpected issues related to claims and coverage may emerge. These changes may include modifications to long-established business practices or policy interpretations, which may adversely affect us by extending coverage beyond our underwriting intent or by increasing the type, number or size of claims. For example, in July 2024, NYDFS issued Circular Letter No. 7, in which the department imposed significant obligations on insurers using artificial intelligence systems (“AIS”) or external consumer data and information sources (“ECDIS”). Circular Letter No. 7 expands the applicability of the department’s 2019 Circular Letter No. 1, which set out the department’s views concerning the use of ECDIS in the underwriting of life insurance. Circular Letter No. 7 incorporates the general obligations from Circular Letter No. 1 while adding more detailed requirements, expanding the scope beyond life insurance, and adding significant governance and documentation requirements. Circular Letter No. 7 outlines qualitative and quantitative assessment requirements to demonstrate that similarly situated individuals or insureds of a protected class do not face disproportionate adverse effects from AIS or ECDIS in underwriting and pricing. Circular Letter No. 7 also clarifies that insurers bear the burden of ensuring that ECDIS or AIS provided by vendors complies with anti-discrimination law.
Other states may undertake regulatory efforts similar to NYDFS. For example, on July 6, 2021, the governor of Colorado signed Senate Bill 21-169, which also regulates an insurer’s use of ECDIS. The Colorado Division of Insurance has subsequently passed regulations that impose requirements on the Colorado-licensed life insurance companies that use ECDIS and AIS in insurance practices. The Colorado Division of Insurance has recently proposed expanding those regulations to apply to auto insurers and health benefit plan insurers. In addition, in October 2023, the NAIC released a Model Bulletin on the Use of Artificial Intelligence Systems by Insurers, which sets out a draft comprehensive framework for insurers’ AI governance. As of March 2025, 23 jurisdictions have adopted this model bulletin. The NAIC has also formed a committee on race and insurance, which is focused on underwriting practices that may be an unintentional proxy for discrimination. As a result of these regulatory efforts, there is a great deal of uncertainty whether traditional underwriting criteria will be restricted by new state laws or regulations. Such regulatory efforts may significantly hinder our use of technological and innovative advances to underwrite and price life insurance accurately and deter the use of what is commonly called “big data” in the underwriting of property and casualty insurance.
A decrease in applicable capital ratios/calculations of our subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have an adverse effect on our results of operations and financial condition.
In any particular year, statutory surplus amounts and applicable capital ratios in respect of our subsidiaries may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by the insurance subsidiary (which itself is sensitive to equity market and credit market conditions), recognition of write-downs or other losses on investments held in the subsidiary’s investment portfolio, the amount of additional capital such insurer must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the applicable capital formulas and the interpretation of the applicable regulator’s instructions with respect to capital calculation methodologies. Our financial strength and credit ratings are significantly influenced by statutory surplus amounts and the capital ratios of our subsidiaries. In addition, rating agencies may implement changes to their own internal models, which differ from the prescribed capital models in the United States or Bermuda, as applicable, that have the effect of increasing or decreasing the amount of statutory capital our subsidiaries should hold relative to the rating agencies’ expectations. Under stressed or stagnant capital market conditions and with the aging of existing insurance liabilities, without offsets from new business, the amount of additional statutory reserves that an insurance subsidiary is required to hold may materially increase. This increase in reserves would decrease the statutory surplus available for use in calculating the relevant subsidiary’s required capital ratio(s). To the extent that the capital ratios of any of our subsidiaries are deemed to be insufficient, we may seek to take actions to increase the capitalization of that subsidiary or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade. The failure of our subsidiaries to meet their respective capital requirements or any other applicable minimum capital and surplus requirements could subject them or us to further examination or corrective action imposed by insurance regulators, including limitations on the ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have an adverse effect on our business, results of operations and financial condition. A decline in the capital ratios of any our subsidiaries, whether or not such decline results in a failure to meet the applicable capital requirement, may limit the ability of that subsidiary to make dividends or distributions to us, could result in a loss of new business, or could be a factor in causing ratings agencies to downgrade financial strength ratings, each of which could have an adverse effect on our business, results of operations and financial condition. Moreover, future revisions to the applicable capital calculations relevant to our subsidiaries could result in a reduction in those capital ratios below certain prescribed levels, and in case of such a reduction we may be required to hold additional capital in the applicable insurance subsidiary.

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
Government intervention has in the recent past taken the form of financial support of certain companies in the reinsurance and insurance industry. Governmental support of individual competitors can lead to increased pricing pressure and a distortion of market dynamics. The insurance industry is also affected by political, judicial and legal developments that may create new and expanded theories of liability, which may result in unexpected claims frequency and severity and delays or cancellations of products and services by insureds, insurers and reinsurers, which could adversely affect our business.
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
Pursuant to the Bermuda ESA that came into force in December 2018, a registered entity other than an entity which is resident for tax purposes in certain jurisdictions outside Bermuda, which we refer to as a non-resident entity, that carries on as a business any one or more of the “relevant activities” referred to in the Bermuda ESA, must comply with economic substance requirements. The “relevant activities” are carrying on any one or more of the following activities: banking, insurance, fund management, financing and leasing, headquarters, shipping, distribution and service center, intellectual property and holding entity.
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
The Bermuda ESA could affect the manner in which we operate the business of our subsidiaries domiciled in Bermuda, which could adversely affect our business, financial condition and results of operations. Non-compliance with the Bermuda ESA could result in significant financial penalties and other sanctions.
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
Risks Relating to Our Merger and Relationship with Brookfield Wealth Solutions
The Company’s predecessor completed its Merger with Brookfield Wealth Solutions and its Post-Effective Merger with American National in May 2024. As a result, the Company could experience challenges or unanticipated costs in integrating its operations with those of American National which could adversely affect our results of operations and financial condition.
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
We depend on affiliates of BAM under certain Investment Management Agreements and our business may experience an adverse impact should we lose any of the services provided to our company thereunder.
We rely on affiliates of BAM as an investment manager of certain of our subsidiaries under certain Investment Management Agreements. BAM is not required to maintain the employment of any of its professionals or to cause any particular professionals to provide services to us or on our behalf. In addition, the employees of BAM that provide services to our company are not required to have as their primary responsibility the provision of investment management services to our company or to act exclusively for our company. BAM may provide similar services to other companies, including those who compete with us. If our company were to lose the investment management services provided by BAM, or if BAM fails to perform its obligations under the Investment Management Agreements adequately, we may experience an adverse impact on our business operations.
Risks Relating to Our Preferred Shares
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
Following the Merger and Post-Effective Merger, Brookfield Wealth Solutions indirectly owns all of the Company’s outstanding common shares and has the ability to appoint and remove from time to time all of the members of our Board of Directors (the "Board"). As a result, we are controlled by Brookfield Wealth Solutions, and it has significant influence over our business. The interests of Brookfield Wealth Solutions in many cases will differ from those of holders of our outstanding indebtedness and preferred shares in material respects. For example, Brookfield Wealth Solutions may have an interest in pursuing acquisitions, divestitures, financings or other transactions that might involve risks to or otherwise adversely affect holders of our outstanding indebtedness or preferred shares. In addition, Brookfield Wealth Solutions may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are our suppliers or customers. The companies in which Brookfield Wealth Solutions invests may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
Our currently outstanding preferred shares could be adversely affected by the issuance of additional preferred shares and by other transactions.
The issuance of additional preferred shares on parity with or senior to our currently outstanding preferred shares would adversely affect the economic interests of the holders of such outstanding preferred shares, and any issuance of preferred shares senior to such outstanding preferred shares, or any issuance of additional indebtedness, could affect our ability to pay dividends on, redeem or pay the liquidation preference on such outstanding preferred shares in the event of our liquidation, dissolution or winding-up. We may at any time and from time to time, without notice to or the consent of holders of our preferred shares, issue additional preferred shares either through public or private sales. We may also authorize additional shares of preferred stock (including other series of preferred stock in addition to the currently outstanding Series B and Series D preferred shares) and issue additional shares of other series of preferred stock at any time and from time to time, without notice to or the consent of holders of our preferred shares. Such actions could adversely affect the market price of our preferred shares.
We may redeem our Series B and Series D preferred shares.
As provided by our Certificate of Incorporation, we may, at our option, redeem the Series B and/or Series D preferred shares (a) in whole or in part, from time to time, on or after their respective First Call Dates specified in the Certificates of Designation for such shares included in our Certificate of Incorporation, or (b) in whole but not in part, at any time prior to the First Call Date, within 90 days after the occurrence of a “rating agency event” or a “regulatory capital event,” as defined in such Certificates of Designation. Events that would constitute a “rating agency event” or a “regulatory capital event” could occur at any time and could result in our Series B and/or Series D preferred shares being redeemed earlier than would otherwise be the case. If we choose to redeem our Series B and/or Series D preferred shares, holders of such shares may not be able to reinvest the redemption proceeds in a comparable security at an effective dividend or interest rate as high as the dividend payable on such preferred shares.
The voting rights of our preferred shares are limited.
Holders of our preferred shares have no voting rights with respect to matters that generally require the approval of voting stockholders. In accordance with our Certificate of Incorporation, the limited voting rights of holders of such shares include the right to vote as a class on certain fundamental matters that may affect the preferences or special rights of each respective series and to elect two additional directors in the event that dividends on the Series B or Series D preferred shares have not been declared or paid for the equivalent of six dividend payments, whether or not for consecutive dividend periods.
Our preferred shares are equity and are subordinate to our existing and future indebtedness.
Our preferred shares are equity interests and do not constitute indebtedness. As such, our preferred shares will rank junior to all indebtedness and other non-equity claims on us (including intercompany and related party indebtedness and other claims) with respect to assets available to satisfy claims on us, including in a bankruptcy, liquidation or dissolution of us. As of December 31, 2024, our total indebtedness was approximately $3.1 billion (excluding intercompany indebtedness). We from time to time issue intercompany indebtedness to our subsidiaries, which does not constitute consolidated indebtedness under generally accepted accounting principles. The amount of our intercompany indebtedness will vary from time to time and could be substantial at any time. In addition, our existing and future indebtedness may restrict payments of dividends on our preferred shares.
Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of our preferred shares (1) dividends are payable only if declared by our board of directors (or a duly authorized committee of the board) and (2) dividends and any redemption price, if applicable, may be paid by us, as a corporation, only out of lawfully available funds. Further, our preferred shares place no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions, subject only to the limited voting rights applicable to such shares as provided under our Certificate of Incorporation.
Risks Relating to Taxation
Recent changes in U.S. federal income tax law may significantly increase our tax liability.
Under the Tax Cuts and Jobs Act, our company and its U.S. subsidiaries may be subject to the base erosion and anti-abuse tax (“BEAT”). The BEAT operates as a minimum tax and generally is calculated as a percentage (10% for certain taxable years before 2026 and 12.5% thereafter) of the “modified taxable income” of an “applicable taxpayer.” Modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to certain payments made to non-U.S. affiliates, as well as the “base erosion percentage” of any net operating loss deductions. The BEAT applies only to the extent it exceeds a taxpayer’s regular corporate income tax liability (determined without regard to certain tax credits) and only in years in which the “base erosion percentage” exceeds a specified percentage.
Under the Inflation Reduction Act of 2022, a 15% corporate alternative minimum tax (“CAMT”) is imposed on the adjusted financial statement income of certain large corporations, effective for taxable years beginning after December 31, 2022. The impact of the CAMT, if any, will vary from year to year, based on the relationship between our adjusted financial statement income and our taxable income. Certain of our U.S. subsidiaries may be subject to CAMT for taxable year ending December 31, 2024, and may be subject to CAMT in the current or future taxable years. If applicable in any given year, the BEAT or CAMT may significantly increase the tax liability of our U.S. subsidiaries for such year.
Our non-U.S. subsidiaries may be subject to U.S. federal income taxation in amounts greater than expected, which could have an adverse effect on our financial condition and operating results.
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
Based on such uncertainty, there can be no assurance that the U.S. Internal Revenue Service (the “IRS”) will not contend successfully that one or more of our non-U.S. subsidiaries is engaged in a trade or business (or carrying on business through a permanent establishment) in the United States. If one or more of the non-U.S. subsidiaries were treated as engaged in a trade or business (or carrying on business through a permanent establishment) in the United States, then such non-U.S. subsidiaries could be subject to U.S. federal income taxation on the portion of their net income treated as effectively connected with a U.S. trade or business (or their business profits attributable to a U.S. permanent establishment), as well as the U.S. branch profits tax. Any such U.S. federal income taxation could result in substantial tax liabilities and consequently could have an adverse effect on our business, financial condition, and operating results.
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
The recently enacted Bermuda corporate income tax, or other changes in Bermuda tax laws, may impact the earnings and results from operations of our Bermuda affiliates.
In December 2023, the government of Bermuda enacted the Corporate Income Tax Act 2023 (“Bermuda CIT”). The Bermuda CIT imposes a corporate income tax on certain multinational groups earning income in Bermuda beginning January 1, 2025. The new Bermuda CIT also introduced an economic transition adjustment (“ETA”) which allows for an elective increase or decrease in the tax basis of assets and liabilities (excluding goodwill) held as of September 30, 2023 to fair value. It also allows for the recognition of a DTA related to the value of “identifiable intangible assets” that may be amortized over 10 years, beginning January 1, 2025. Examples of identifiable intangible assets include brand and trade names, software, customer relationships and the value of in-force insurance business. On January 16, 2024, the Government of Bermuda clarified that the ETA can be applied to “customer or supplier relationships between separate legal entities, whether intragroup or with third parties”. The release of this additional guidance by the Government of Bermuda as well as changes in forecasted taxable income in Bermuda resulted in our recognition of deferred tax assets of $292 million (through deferred tax expense) and $50 million (via acquisition accounting for AEL) in 2024.
We expect that our Bermuda based subsidiaries and affiliates generally will be subject to tax under the Bermuda CIT. The headline rate will be 15% but may be reduced by any available applicable tax credits. We are continuing to assess and monitor the impact of the Bermuda CIT on our operations, including any transitional provisions and elections available to mitigate such impact.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy; Governance
The Company maintains a documented Information Security Risk Management Program (“Program”) that includes risk assessments regularly conducted by the Company and third-party experts, assessors and auditors to evaluate potential security threats that may have a negative impact on the organization, detect potential vulnerabilities and mitigate any identified security risks. The Program is integrated into the Company’s overall risk management system. The Program is informed by industry standards and frameworks and is evaluated on an ongoing basis to address the evolving cyber threat landscape and seek alignment with industry standards such as applicable legal and regulatory guidance and mandates. In addition, the Company regularly self-assesses the Program against its internal policies.
As part of the Program, the Company deploys technical and organizational safeguards designed to protect the Company’s networks, systems, and data from cybersecurity threats; maintains a threat management program that continuously monitors evolving cybersecurity risks; has established and maintains incident response plans that address the Company’s response to a cybersecurity incident; maintains a third-party risk management program that includes a due diligence and ongoing assessment process for service providers based on the risk they present and the adequacy of their safeguards; and provides ongoing education and training to employees regarding information security threats. The Company also conducts periodic penetration testing and tabletop exercises.
The Company’s Chief Information Security Officers, experienced information systems security professionals with many years of experience across a variety of technology sub-specialties, provide oversight and direction for the Program and regularly communicates the information security risk posture and the prevention, detection, mitigation, and remediation of cybersecurity incidents to the Company’s executive team and the Company’s Audit and Risk Management Committee. Our Chief Information Security Officers and The Audit and Risk Management Committee oversees the Program and management of risks from cybersecurity threats and reviews and monitors the Company’s business and technology strategy.
As of the reporting date, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. See also Item 1A “Risk Factors - Risks Relating to Our Business and Industry - We rely on the use of technology, and as a result, we are exposed to the risks of cybersecurity attacks and other systems disruptions.”
Item 2. Properties
The Company owns and leases office spaces for our primary operations but does not own properties that are material to the Company and its subsidiaries.
Item 3. Legal Proceedings
See Note 28 - Financial Commitments and Contingencies to the audited consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
None.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our consolidated financial position at December 31, 2024 compared with December 31, 2023, December 31, 2022, and May 24, 2022 and our consolidated results of operations for the years ended December 31, 2024 and 2023, the successor period of May 25, 2022 to December 31, 2022, and the predecessor period of January 1, 2022 to May 24, 2022 and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our audited consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.
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
Overview of our Business
As a result of the Post-Effective Merger of American National into AEL, the consolidated financial statements for the periods prior to the Post-Effective Merger represent the results of American National as the accounting acquirer. For periods subsequent to the Post-Effective Merger, the consolidated financial statements represent the combined results of American National and AEL. Throughout this report, unless otherwise specified or the context otherwise requires, all references to “ANGI", the "Company", "we", "our" and similar references are to American National Group Inc. and its consolidated subsidiaries.
Key Financial Data
The following table presents key financial data of the Company:

	Successor
	Years Ended December 31,		Period From May 25 to December 31,
	2024	2023	2022
	(Dollars in millions)
Total assets	$121,221	$35,885	$29,544
Net income attributable to American National Group Inc. common stockholder	696	392	324
Distributable Operating Earnings (1)	1,418	617	364
(1)Distributable Operating Earnings is a Non-GAAP measure. See “Reconciliation of Non-GAAP Measures”.

Results of Operations
The results of operations discussed below comprise results for American National for the periods prior to the Post-Effective Merger and the combined results of American National and AEL for periods subsequent to the Post-Effective Merger.
Net Premiums
The breakdown of premiums by product, net of ceded premiums is as follows:

	Successor			Predecessor
	Year Ended December 31,		Period From May 25 to December 31,	Period From January 1 to May 24,
	2024	2023	2022	2022
	(Dollars in millions)
Annuities
Retail (1)
Fixed Index	$5	$—	$—	$—
Fixed Rate	2	1	3	2
Total Retail Annuities	7	1	3	2
Institutional
Pension Risk Transfer (2)	3,148	1,008	—	—
Total Institutional Annuities	3,148	1,008	—	—

Total Annuities	3,155	1,009	3	2

Life	511	520	342	237

Property Casualty
Property	1,266	1,168	636	428
Liability	551	518	287	201
Other	36	306	186	111
Total Property and Casualty	1,853	1,992	1,109	740

Total net premiums	$5,519	$3,521	$1,454	$979
(1)Premiums received from retail annuities are generally recorded as deposits and are not included in net premiums on the Consolidated Statements of Operations.
(2)Premiums differ from gross annuity sales in Pension Risk Transfer (PRT), since premiums are recognized as revenue when due while they are included in sales upon deal close, which is confirmed by the counterparty.
2024 (Successor) vs. 2023 (Successor)
For the year ended December 31, 2024, we reported total net premiums of $5.5 billion, compared to net premiums of $3.5 billion in the prior year. The increase of $2.0 billion is primarily driven by continued growth within the PRT business and the execution of the Company’s first U.K. reinsurance transaction, reinsuring $1.3 billion of pension liabilities. Net premiums for our Annuities segment increased by $2.1 billion due to growth in PRT business as noted. Our P&C segment decreased by $139 million due to an increase in ceded premiums with the cession of the specialty market group block of business beginning in Q1 2024.
2023 (Successor) vs. 2022 (Successor and Predecessor)
For the year ended December 31, 2023, we reported total net premiums of $3.5 billion, compared to $1.5 billion for the period from May 25, 2022 to December 31, 2022, and $979 million for the Predecessor period from January 1, 2022 to May 24, 2022. The increase of $1.1 billion for the year ended December 31, 2023, compared to the period from May 25, 2022 to December 31, 2022 and the Predecessor period from January 1, 2022 to May 24, 2022, is primarily driven by entrance into the PRT market in 2023.
Net premiums for our P&C segment increased by $143 million for the year ended December 31, 2023, compared to the period from May 25, 2022 to December 31, 2022 and the Predecessor period from January 1, 2022 to May 24, 2022, due to continued strong sales within the P&C business. Our Annuities segment increased by $1.0 billion for the year ended December 31, 2023, compared to the period from May 25, 2022 to December 31, 2022 and the Predecessor period from January 1, 2022 to May 24, 2022, primarily due to entrance into the PRT market in 2023.

Gross Annuity Sales
Gross annuity sales are comprised of directly written retail and institutional annuity deposits, which generally are not included in revenues on the Consolidated Statements of Operations.
The breakdown of gross annuity sales follows:

	Successor			Predecessor
	Years Ended December 31,		Period From May 25 to December 31,	Period From January 1 to May 24,
	2024	2023	2022	2022
	(Dollars in millions)
Retail:
Fixed Index	$5,474	$393	$225	$259
Fixed Rate	4,932	3,921	130	795
Variable (2)	63	63	25	36
Total Retail Annuities	10,469	4,377	380	1,090

Institutional:
Pension Risk Transfer (1)	3,151	1,008	—	2
Total Institutional Annuities	3,151	1,008	—	2

Total gross annuity sales	$13,620	$5,385	$380	$1,092
(1)Gross annuity sales differ from premiums in Pension Risk Transfer, since premiums are recognized as revenue when due while they are included in sales upon deal close, which is confirmed by the counterparty.
(2)Variable sales represent additional premiums on previously issued policies.
2024 (Successor) vs. 2023 (Successor)
For the year ended December 31, 2024, we reported total gross annuity sales of $13.6 billion, compared to gross annuity sales of $5.4 billion in the prior year. The increase of $8.2 billion is primarily due to the addition of fixed index annuity deposits generated by American Equity subsequent to the completion of the acquisition as well as an increase in PRT sales due to continued scaling of that segment of business.
2023 (Successor) vs 2022 (Successor and Predecessor)
For the year ended December 31, 2023, we reported total gross annuity sales of $5.4 billion, compared to gross annuity sales of $380 million for the period from May 25, 2022 to December 31, 2022, and $1.1 billion for the Predecessor period from January 1, 2022 to May 24, 2022. The increase of $3.9 billion for the year ended December 31, 2023, compared to the period from May 25, 2022 to December 31, 2022 and the Predecessor period from January 1, 2022 to May 24, 2022, is primarily due to strong sales of fixed rate annuities and entrance into the PRT market in 2023.

The following table summarizes the financial results of our business for the years ended December 31, 2024 and December 31, 2023, the period from May 25, 2022 to December 31, 2022, and the Predecessor period from January 1, 2022 to May 24, 2022:

	Successor			Predecessor
	Year Ended December 31,		Period From May 25 to December 31,	Period From January 1 to May 24,
	2024	2023	2022	2022
	(Dollars in millions)
Net premiums	$5,519	$3,521	$1,454	$979
Other policy revenue	657	414	226	159
Net investment income	3,628	1,388	700	513
Investment related losses	(346)	(1)	(39)	(7)
Other income	45	83	24	19
Total revenues	9,503	5,405	2,365	1,663

Policyholder benefits and claims incurred	5,361	3,289	1,190	831
Interest sensitive contract benefits	1,745	480	217	150
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	939	525	319	227
Change in fair value of insurance-related derivatives and embedded derivatives	(94)	36	(23)	31
Change in fair value of market risk benefits	(3)	(69)	(102)	—
Operating expenses	880	601	322	258
Interest expense	165	99	42	—
Total benefits and expenses	8,993	4,961	1,965	1,497
Net income before income taxes	510	444	400	166
Income tax expense (benefit)	(170)	47	74	33
Net income	680	397	326	133
Less: Net income (loss) attributable to noncontrolling interests	(49)	5	2	2
Net income attributable to American National Group Inc. stockholders	729	392	324	131
Less: Preferred stock dividends	33	—	—	—
Net income attributable to American National Group Inc. common stockholder	$696	$392	$324	$131
2024 (Successor) vs. 2023 (Successor)
The results of operations discussed below comprise results for American National for the periods prior to the Post-Effective Merger and the combined results of American National and AEL for periods subsequent to the Post-Effective Merger.
For the year ended December 31, 2024, we reported net income of $729 million, compared to a net income of $392 million in the prior year. The increase is primarily due to an increase in net premiums as a result of the closing of a U.K. pension risk transfer deal during Q4 2024. In addition, net investment income and other policy revenue increased due to the inclusion of American Equity following the acquisition. This increase was partially offset by an increase in policyholder benefits and claims incurred due to growth in the PRT business, an increase in investment related losses due to the transfer of assets associated with the RGA reinsurance transaction and volatility on equity positions, an increase in interest sensitive contract benefits, amortization of deferred policy acquisition costs, deferred sales inducements, and value of business acquired, and operating expenses due to the inclusion of American Equity following the acquisition.
Net premiums and other policy revenue were $6.2 billion for the year ended December 31, 2024, compared to $3.9 billion in the prior year. The increase of $2.3 billion is primarily due to growth in the PRT business partially offset by an increase in ceded premiums with the cession of the specialty market group block of business beginning in Q1 2024. Additionally, there was an increase in other policy revenue which reflects surrender fee and rider fee income recognized on annuity policies added following the acquisition of American Equity.
Net investment income increased by $2.2 billion for the year ended December 31, 2024, relative to the prior year. Net investment income is comprised of interest and dividends earned on fixed income investments and equity investments, as well as other miscellaneous income from equity accounted investments primarily consisting of real estate partnerships and investment funds. The increase was primarily driven by the increase in assets under management following the acquisition of American Equity, as well as the continued growth in the existing investment portfolio and the rotation into higher yielding investment strategies.
Investment related gains (losses) increased by $345 million relative to the prior year. The increase was primarily due to realized losses on investments driven by the transfer of assets pursuant to the RGA reinsurance transaction, which was effective July 1, 2024, as well as volatility on equity positions.

Policyholder benefits and claims incurred increased by $2.1 billion for the year ended December 31, 2024, relative to the prior year. The increase is primarily due to an increase in growth of the PRT business which resulted in higher reserves. Additionally, there was an increase in catastrophe claims on the property and casualty business due to weather related incidents. These increases were partially offset by a decrease in claims incurred due to the impact of business ceded to RGA beginning in Q2 2024.
Interest sensitive contract benefits represent interest credited to policyholders’ account balances (“PAB”) from our investment contracts with customers, as well as amortization of deferred revenue. For the year ended December 31, 2024, interest sensitive contract benefits increased by $1.3 billion, which was primarily driven by an increase in the in-force block of annuities business following the acquisition of American Equity.
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired were $939 million for the year ended December 31, 2024, compared to $525 million in the prior year. The increase of $414 million was primarily due to an increase in the amortization of VOBA due to the increase in the VOBA asset following the acquisition of American Equity, as well as the continued growth of the annuities business, which increases the deferred acquisition cost and deferred sales inducements asset.
Change in fair value of insurance-related derivatives and embedded derivatives represents the fair value change of call options used to fund the equity-indexed annuity and universal life contracts as well as the fair value change of embedded derivatives of these contracts. Fair value changes are impacted by the expected and actual performance of the indices the call options relate to as well as interest rates used to estimate our embedded derivatives. The decrease in expense of $130 million is attributable to the impact of interest rates and equity market performance on the fair value of the embedded derivatives and equity-indexed options and an update to the short term option budget assumption used in the calculation of the fair value of the embedded derivatives associated with fixed index annuity products.
Change in fair value of market risk benefits represents the mark-to-market movements of our liability based on the protection to the policyholder from capital market risks. The gain of $3 million for the year ended December 31, 2024 is primarily due to the impact of interest rates and equity markets on the valuation of these liabilities as well as the net impact of updates to the option budget assumption and policyholder lapse assumption used in the calculation of the fair value of market risk benefits. Additionally, the impact of these changes were offset by an increase in market risk benefit liabilities as a result of the acquisition of American Equity leading to increases in the change in the fair value of these liabilities.
Operating expenses were $880 million for the year ended December 31, 2024 compared to $601 million to the prior year, which represents an increase of $279 million. The increase was primarily driven by transaction expenses incurred related to the acquisition of American Equity as well as an increase associated with eight months of operating expenses from American Equity subsequent to the acquisition.
Interest expense on borrowings increased by $66 million for the year ended December 31, 2024 compared to the prior year. The increase is primarily driven by increased borrowings with the new term loan entered into in May and new senior notes entered into in October 2024 as well as the acquisition of American Equity which included legacy senior notes and subordinated debt.
2023 (Successor) vs. 2022 (Successor and Predecessor)
For the year ended December 31, 2023, we reported net income of $392 million, compared to a net income of $324 million for the period from May 25, 2022 to December 31, 2022, and net income of $131 million for the Predecessor period from January 1, 2022 to May 24, 2022. The decrease of $63 million for the year ended December 31, 2023, compared to the period from May 25, 2022 to December 31, 2022 and the Predecessor period from January 1, 2022 to May 24, 2022, is primarily due to an increase in policyholder benefits and claims incurred as a result of the Company closing on several PRT deals in 2023, which increased the corresponding reserve balance. This was partially offset by an increase in net premiums due to the closing of the aforementioned PRT deals and an increase in net investment income due to redeployment of capital into higher yielding investments.
Net premiums and other policy revenue were $3.9 billion for the year ended December 31, 2023, compared to $1.7 billion for the period from May 25, 2022 to December 31, 2022, and $1.1 billion for the Predecessor period from January 1, 2022 to May 24, 2022. The increase of $1.1 billion for the year ended December 31, 2023, compared to the period from May 25, 2022 to December 31, 2022 and the Predecessor period from January 1, 2022 to May 24, 2022, is primarily due to an increase in net premiums as a result of the closing of several PRT deals during 2023.
Net investment income was $1.4 billion for the year ended December 31, 2023, compared to $700 million for the period from May 25, 2022 to December 31, 2022, and $513 million for the Predecessor period from January 1, 2022 to May 24, 2022. Net investment income is comprised of interest and dividends earned on fixed income investments and equity investments, as well as other miscellaneous income from equity accounted investments primarily consisting of real estate partnerships and investment funds. The increase of $175 million for the year ended December 31, 2023, compared to the period from May 25, 2022 to December 31, 2022 and the Predecessor period from January 1, 2022 to May 24, 2022, was driven by an increase in effective yield due to rotation of the investment portfolio into higher yielding investments in line with a targeted investment strategy.
Investment related losses decreased by $45 million for the year ended December 31, 2023, compared to the period from May 25, 2022 to December 31, 2022 and the Predecessor period from January 1, 2022 to May 24, 2022, primarily due to non-recurring realized losses that occurred in Q4 2022 when the Company repositioned a significant portion of its investment portfolio into higher yielding investments. For the year ended December 31, 2023, realized investment losses from real estate impairments were offset by net gains on equity securities.

Policyholder benefits and claims incurred were $3.3 billion for the year ended December 31, 2023, compared to $1.2 billion for the period from May 25, 2022 to December 31, 2022, and $831 million for the Predecessor period from January 1, 2022 to May 24, 2022. The increase of $1.3 billion for the year ended December 31, 2023, compared to the period from May 25, 2022 to December 31, 2022 and the Predecessor period from January 1, 2022 to May 24, 2022, is primarily due to the closing of several PRT deals in 2023 which led to a corresponding increase in reserves.
Interest sensitive contract benefits represent interest credited to PAB from our investment contracts with customers, as well as amortization of deferred revenue. For the year ended December 31, 2023, interest sensitive contract benefits were $480 million, compared to $217 million for the period from May 25, 2022 to December 31, 2022, and $150 million for the Predecessor period from January 1, 2022 to May 24, 2022. The increase of $113 million for the year ended December 31, 2023, compared to the period from May 25, 2022 to December 31, 2022 and the Predecessor period from January 1, 2022 to May 24, 2022, is primarily a result of higher retail annuity sales as well as higher interest credited rates due to market conditions.
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired were $525 million for the year ended December 31, 2023, compared to $319 million for the period from May 25, 2022 to December 31, 2022, and $227 million for the Predecessor period from January 1, 2022 to May 24, 2022. The decrease of $21 million for the year ended December 31, 2023, compared to the period from May 25, 2022 to December 31, 2022 and the Predecessor period from January 1, 2022 to May 24, 2022, is a result of deferred policy acquisition costs being written off partially offset by the establishment of VOBA, in conjunction with the acquisition, which reduced the amortization of deferred policy acquisitions costs, deferred sales inducements, and value of business acquired.
Change in fair value of insurance-related derivatives and embedded derivatives represents the fair value change of call options used to fund the equity-indexed annuity and universal life contracts as well as the fair value change of embedded derivatives of these contracts. Fair value changes are impacted by the expected and actual performance of the indices the call options relate to as well as interest rates used to estimate our embedded derivatives. Change in fair value of insurance-related derivatives and embedded derivatives for the year ended December 31, 2023 was a loss of $36 million, compared to a gain of $23 million for the period from May 25, 2022 to December 31, 2022, and a loss of $31 million for the Predecessor period from January 1, 2022 to May 24, 2022. The increase in the loss for the year ended December 31, 2023, compared to the period from May 25, 2022 to December 31, 2022 and the Predecessor period from January 1, 2022 to May 24, 2022, is attributable to the impact of interest rates and equity market performance on the fair value of the embedded derivatives and equity-indexed options.
Change in fair value of market risk benefits represents the mark-to-market movements of our liability based on the protection to the policyholder from capital market risks. Change in fair value of market risk benefits for the year ended December 31, 2023 was a gain of $69 million, compared to a gain of $102 million for the period from May 25, 2022 to December 31, 2022, and no impact for the Predecessor period from January 1, 2022 to May 24, 2022. The decrease in the gain for the year ended December 31, 2023, compared to the period from May 25, 2022 to December 31, 2022 and the Predecessor period from January 1, 2022 to May 24, 2022, is primarily due to movements in interest rates used in the valuation of these liabilities.
Operating expenses were $601 million for the year ended December 31, 2023, compared to $322 million for the period from May 25, 2022 to December 31, 2022, and $258 million for the Predecessor period from January 1, 2022 to May 24, 2022. The increase of $21 million for the year ended December 31, 2023, compared to the period from May 25, 2022 to December 31, 2022 and the Predecessor period from January 1, 2022 to May 24, 2022, is primarily due to additional costs incurred to support the continued growth of our business.
Interest expense on borrowings were $99 million for the year ended December 31, 2023, compared to $42 million for the period from May 25, 2022 to December 31, 2022, and $0 million for the Predecessor period from January 1, 2022 to May 24, 2022. The increase of $57 million for the year ended December 31, 2023, compared to the period from May 25, 2022 to December 31, 2022 and the Predecessor period from January 1, 2022 to May 24, 2022, is primarily due to acquisition financing that was issued at American National.

Distributable Operating Earnings
We measure operating performance primarily using Distributable Operating Earnings (“DOE”) which is a non-GAAP metric which measures our ability to acquire net insurance assets at a positive margin, and invest these assets at a return that is greater than the cost of policyholder liabilities. See “Performance Measures Used by Management” for the reconciliation of GAAP consolidated net income to DOE.
The following table presents DOE of each of our reporting segments for the years ended December 31, 2024 and December 31, 2023, and the period from May 25, 2022 to December 31, 2022:

	Year Ended December 31,		Period From May 25 to December 31,
	2024	2023	2022
	(Dollars in millions)
Annuities	$1,073	$400	$134
Property and Casualty	151	19	82
Life Insurance	194	198	148
Segment DOE	$1,418	$617	$364
2024 vs. 2023
Annuities – DOE within our annuities business represents contribution from both our retail and institutional platforms. DOE increased by $673 million for the year ended December 31, 2024 to the prior year. The increase is primarily attributable to earnings contributed from AEL as well as increased investment income from our continued deployment into higher yielding investment strategies.
Property and Casualty – DOE increased by $132 million for the year ended December 31, 2024 compared to the prior year. The increase was primarily driven by improvements in our loss experience arising from underwriting actions implemented during the prior year.
Life Insurance – DOE decreased by $4 million for the year ended December 31, 2024 compared to the prior year. The decrease was primarily driven by the impact of the RGA reinsurance treaty executed during the third quarter partially offset by improved investment income from our continued deployment into higher yielding investment strategies.
2023 vs. 2022
Annuities – DOE within our annuities business represents contribution from both our retail and institutional platforms. DOE increased by $266 million for the year ended December 31, 2023, compared to the period from May 25, 2022 to December 31, 2022, with the increase primarily driven by a full year of DOE from American National in 2023 coupled with increased investment income from our continued rotation of the portfolio into higher yielding investment strategies.
Property and Casualty – DOE decreased by $63 million for the year ended December 31, 2023, compared to the period from May 25, 2022 to December 31, 2022, with the decrease primarily a result of higher catastrophe losses experienced during 2023.
Life Insurance – DOE increased by $50 million for the year ended December 31, 2023, compared to the period from May 25, 2022 to December 31, 2022, with the increase primarily driven by favorable mortality experience coupled with higher investment income.

Financial Condition
The following table summarizes the financial position as of December 31, 2024 and 2023:

	December 31,
	2024	2023
	(Dollars in millions)
Assets
Investments	$80,755	$28,243
Cash and cash equivalents	11,330	3,192
Accrued investment income	761	196
Deferred policy acquisition costs, deferred sales inducements and value of business acquired	10,631	944
Premiums due and other receivables	437	484
Ceded unearned premiums	132	45
Deferred tax asset	529	291
Reinsurance recoverables and deposit assets	10,055	427
Property and equipment	175	168
Intangible assets	1,545	44
Other assets	2,745	541
Goodwill	783	121
Separate account assets	1,343	1,189
Total assets	$121,221	$35,885

Liabilities
Future policy benefits	$9,170	$6,108
Policyholders’ account balances	83,079	17,177
Policy and contract claims	1,867	1,870
Market risk benefits	3,655	34
Unearned premium reserve	1,044	1,139
Due to related parties	80	—
Other policyholder funds	347	335
Notes payable	189	174
Long term borrowings	2,957	1,493
Funds withheld for reinsurance liabilities	3,321	—
Other liabilities	4,141	467
Separate account liabilities	1,343	1,189
Total liabilities	111,193	29,986

Equity
Preferred stock, Series A and Series B	685	—
Additional paid-in capital	7,569	5,185
Accumulated other comprehensive income (loss), net of taxes	340	(109)
Retained earnings	1,356	716
Non-controlling interests	78	107
Total equity	10,028	5,899
Total liabilities and equity	$121,221	$35,885
Comparison as of December 31, 2024 and 2023
Total assets increased by $85.3 billion during the year to $121.2 billion. The increase was primarily related to the acquisition of $81.2 billion of assets from American Equity as well as growth as a result of annuity and PRT sales during the year.
Total investments increased by $52.5 billion from December 31, 2023 to December 31, 2024. The increase primarily relates to the acquisition of $43.0 billion of investments from American Equity, the transfer of investments previously held in the North End Re coinsurance trust as a result of the recapture of the North End Re reinsurance treaty, and the deployment of excess cash and cash from new sales into investments during the year.
Cash and cash equivalents increased by $8.1 billion from December 31, 2023 to December 31, 2024. The increase primarily relates to the acquisition of $13.4 billion of cash and cash equivalents from American Equity partially offset by the impact of deploying excess cash into investments subsequent to the acquisition.

Deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”) and value of business acquired (“VOBA”) are capitalized costs directly related to writing new policyholder contracts and include the VOBA intangible assets. During the year, the balance increased by $9.7 billion, primarily driven by the addition of $7.2 billion of VOBA related to the acquisition of American Equity. Additionally, deferrals associated with writing new business contributed to an increase of $1.6 billion of DAC and DSI assets, partially offset by $939 million of amortization of DAC, DSI and VOBA recorded during the year. Additionally, the recapture of the North End Re reinsurance treaty resulted in a $2 billion increase in VOBA which was previously recognized as ceded VOBA and reduced the VOBA asset recognized in the acquisition of American Equity.
Ceded unearned premiums represent a portion of unearned premiums ceded to reinsurers. The increase of $87 million from December 31, 2023 to December 31, 2024 is primarily driven by additional reinsurance agreements intended to reduce our exposure to products deemed non-core.
Deferred tax assets decreased by $228 million from December 31, 2023 to December 31, 2024. The decrease is due to the addition of a deferred tax liability related to the acquisition of American Equity and changes in future policy benefits, offset by changes in our estimate for deferred tax assets associated with our Bermuda subsidiaries and increased unrealized gains on investment securities.
Reinsurance recoverables and deposit assets are estimated amounts due to the Company from reinsurers and include reinsurance receivables and recoverables from reinsurers and deposit assets associated with reinsurance agreements. The amount increased by $9.6 billion in the year primarily due to the acquisition of American Equity, which contributed $15.0 billion of reinsurance recoverables and deposit assets, and the RGA reinsurance transaction executed in Q3 2024, which contributed approximately $3.4 billion of reinsurance recoverables. These increases were offset by a decrease in reinsurance recoverable of $7.6 billion due the recapture of the North End Re reinsurance treaty by American Equity during Q4 2024.
Intangible assets increased by $1.5 billion from December 31, 2023 to December 31, 2024, primarily due to the acquisition of American Equity, which resulted in $1.6 billion of additional intangible assets primarily associated with the distributor relationships, trade name, and insurance licenses. This increase was offset by amortization of the intangible assets subsequent to the acquisition date.
Other assets were $2.7 billion as of December 31, 2024, an increase of $2.2 billion from December 31, 2023. The increase reflects changes in current tax asset, market risk benefit asset, prepaid pension assets, as well as other miscellaneous receivables. This also includes an increase of $671 million as a result of the acquisition of American Equity. Additionally, the recapture of the North End Re reinsurance treaty resulted in an increase of $330 million to the market risk benefit asset.
Goodwill increased $662 million during 2024 as a result of the acquisition of American Equity.
Separate account assets and liabilities both increased by $154 million from December 31, 2023 to December 31, 2024, primarily due to net realized gains of underlying assets of $117 million, net investment income of $66 million, and policyholder deposits of $74 million, partially offset by $119 million of policyholder benefits and withdrawals.
Future policy benefits and policyholders’ account balances increased by $69.0 billion from December 31, 2023 to December 31, 2024, primarily due to the acquisition of American Equity which contributed to an increase in $61.8 billion. Additionally, there was an increase of $7.2 billion in reserves associated with the recapture of the North End Re reinsurance agreement.
Market risk benefits increased by $3.6 billion from December 31, 2023 to December 31, 2024, primarily due to the acquisition of American Equity which contributed to an increase of $3.0 billion. Additionally, the market risk benefits increased due to the recapture of the North End Re reinsurance treaty which resulted in an increase to the liability of $150 million. Further, the market risk benefits increased subsequent to the acquisition due to the impact of changes in interest rates and equity markets and as a result of the net impact of updates to the option budget assumption and policyholder lapse assumption used in the calculation of the fair value of market risk benefits.
Notes payable and long term borrowings increased by $1.5 billion from December 31, 2023 to December 31, 2024, primarily due to the execution of a new term loan agreement in May of 2024, which resulted in $1.9 billion of additional borrowings and new senior notes in October 2024 for $600 million. This increase is partially offset by the payoff of a historical term loan with the proceeds of the new term loan issued upon acquisition, as well as a partial payoff of the new term loan with the proceeds of the new senior notes issued.
Funds withheld for reinsurance liabilities increased by $3.3 billion from December 31, 2023 to December 31, 2024, due to the acquisition of American Equity, which held this liability as a result of certain coinsurance funds withheld and modified coinsurance reinsurance agreements which were in place prior to the acquisition. This was partially offset by a decrease in the funds withheld for reinsurance liabilities as a result of the recapture of the North End Re reinsurance agreement.
Other liabilities increased by $3.7 billion from December 31, 2023 to December 31, 2024. The balance includes the reinsured market risk benefits liability, accrued interest on debt and other miscellaneous payables. The increase is primarily due to the acquisition of American Equity, which contributed an increase of $2.4 billion and a $1.6 billion deferred gain associated with the RGA reinsurance transaction executed in Q3 2024.

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

	December 31,
	2024	2023
	(Dollars in millions)
Cash and cash equivalents	$11,330	$3,192
Liquid financial assets	32,947	10,373
Undrawn credit facilities	881	646
Total liquidity (1)	$45,158	$14,211
(1)Total Liquidity is a non-GAAP measure. See “Performance Measures used by Management.”
Today, we have significant liquidity within our insurance portfolios, giving us flexibility to secure attractive investment opportunities. In addition to a portfolio of highly liquid financial assets, our operating companies have additional access to liquidity from sources such as the Federal Home Loan Bank (“FHLB”) and access to a sub-allocation under the Brookfield Wealth Solutions revolving credit facility. As of December 31, 2024, the Company had no drawings and a total of $881 million undrawn commitment available related to this program, and access to $300 million of capacity under the revolving credit facility.
Liquidity within our insurance subsidiaries may be restricted from time to time due to regulatory constraints. As of December 31, 2024, the Company’s total liquidity was $45.2 billion, which included $535 million of cash and cash equivalents held outside of the regulated insurance companies.
The following table presents a summary of our cash flows and ending cash balances for the years ended December 31, 2024 and December 31, 2023, the period from May 25, 2022 to December 31, 2022, and the Predecessor period from January 1, 2022 to May 24, 2022:

	Successor			Predecessor
	Year Ended December 31,		Period From May 25 to December 31,	Period From January 1 to May 24,
	2024	2023	2022	2022
	(Dollars in millions)
Operating activities	$2,522	$1,186	$110	$(123)
Investing activities	2,520	(1,301)	(286)	(856)
Financing activities	3,096	1,918	544	69
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	3,192	1,389	1,021	1,931
Net change during the period	8,138	1,803	368	(910)
Cash and cash equivalents, end of period	$11,330	$3,192	$1,389	$1,021
Operating Activities
2024 (Successor) vs. 2023 (Successor)
For the year ended December 31, 2024, we generated $2.5 billion of cash from operating activities compared to $1.2 billion generated during the prior year. The increase is primarily due to higher investment income from the growth in the investment portfolio, coupled with the addition of American Equity’s investments.
2023 (Successor) vs. 2022 (Successor and Predecessor)
For the year ended December 31, 2023, we generated $1.2 billion of cash from operating activities compared to $110 million generated during the period from May 25, 2022 to December 31, 2022, and had a cash outflow of $123 million for the Predecessor period from January 1, 2022 to May 24, 2022. The increase of $1.2 billion for the year ended December 31, 2023, compared to the period from May 25, 2022 to December 31, 2022 and the Predecessor period from January 1, 2022 to May 24, 2022, is primarily due to an increase in PRT deals written upon entrance to the PRT market by American National.

Investing Activities
2024 (Successor) vs. 2023 (Successor)
For the year ended December 31, 2024, we acquired $10.8 billion of cash and cash equivalents from the acquisition of American Equity, net of cash proceeds paid, partially offset by net deployment into investments during the period. This resulted in net inflow of $2.5 billion of cash from investing activities, compared to net deployment of $1.3 billion in the prior year.
2023 (Successor) vs. 2022 (Successor and Predecessor)
For the year ended December 31, 2023, we continued to rotate our investment portfolio into higher yielding investment strategies. This resulted in net deployment of $1.3 billion of cash from investing activities, compared to net deployment of $286 million for the period from May 25, 2022 to December 31, 2022, and net deployment of $856 million for the Predecessor period from January 1, 2022 to May 24, 2022.
Financing Activities
2024 (Successor) vs. 2023 (Successor)
For the year ended December 31, 2024, we recorded a net cash inflow of $3.1 billion from our financing activities, compared to a net cash inflow of $1.9 billion in the prior year period. The increase was mainly as a result of $2.1 billion net payments received on policyholders’ account deposits, partially offset by withdrawals on such accounts coupled with debt raised through the acquisition of American Equity.
2023 (Successor) vs. 2022 (Successor and Predecessor)
For the year ended December 31, 2023, we recorded a net cash inflow of $1.9 billion from our financing activities, compared to a net cash inflow of $544 million for the period from May 25, 2022 to December 31, 2022, and net cash inflow of $69 million for the Predecessor period from January 1, 2022 to May 24, 2022. The increase for the year ended December 31, 2023, compared to the period from May 25, 2022 to December 31, 2022 and the Predecessor period from January 1, 2022 to May 24, 2022, is primarily due to an increase in net payments received on policyholders’ account deposits.
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
Future Capital Obligations and Requirements
As of December 31, 2024, the Company and its subsidiaries, in aggregate, had outstanding investment commitments of $4.7 billion. The funded commitments are primarily recognized as mortgage loans, private loans, investment funds, investment real estate and other invested assets. For additional information, see Note 28 - Financial Commitments and Contingencies in the notes to the consolidated financial statements.
The following is the maturity by year on long term borrowings:

	Payments Due by Year
	Total	Unamortized Discount and Issuance Costs	Less Than 1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More Than 5 Years
	(Dollars in millions)
As of December 31, 2024
Long term borrowings	$2,957	$(43)	$—	$—	$1,800	$—	$600	$600

As of December 31, 2023
Long term borrowings	$1,493	$(7)	$—	$—	$—	$1,000	$—	$500
For additional information, See Note 21 - Notes Payable and Long Term Borrowings of the financial statements.
Lease Obligations - Our lease obligations primarily represent payments for operating leases of office space and improvements to office space, technological equipment, and automobiles.

Capital Management
Capital management is the ongoing process of determining and maintaining the quantity and quality of capital appropriate to take advantage of the Company’s growth opportunities, to support the risks associated with the business and to optimize shareholder returns while fully complying with the regulatory capital requirements.
The Company and its subsidiaries take an integrated approach to risk management that involves the Company’s risk appetite and capital requirements. The operating capital levels are determined by the Company’s risk appetite and Own Risk and Solvency Assessment (“ORSA”). Furthermore, additional stress techniques are used to evaluate the Company’s capital adequacy under sustained adverse scenarios.
American National and AEL are required to follow Risk Based Capital (“RBC”) requirements based on guidelines of the National Association of Insurance Commissioners (“NAIC”). RBC is a method of measuring the level of capital appropriate for an insurance company to support its overall business operations, in light of its size and risk profile. It provides a means of assessing capital adequacy, where the degree of risk taken by the insurer is the primary determinant.
The Company has determined that it is in compliance with all capital requirements as of December 31, 2024 and 2023.
Performance Measures Used by Management
To measure performance, we focus on net income and total assets, as well as certain non-GAAP measures, including DOE and Total Liquidity, which we believe are useful to investors to provide additional insights into assets within the business available for redeployment. See “Results of Operations”, “Financial Condition,” and “Liquidity and Capital Resources” sections of this MD&A for further discussion on our performance and Non-GAAP measures for the years ended December 31, 2024 and December 31, 2023, and the period from May 25, 2022 to December 31, 2022.
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
Distributable Operating Earnings
We use Distributable Operating Earnings (“DOE”) to assess operating results and the performance of our businesses. We define DOE as net income after applicable taxes, excluding the impact of depreciation and amortization, deferred income taxes related to basis and other changes, and breakage and transaction costs, as well as certain investment and insurance reserve gains and losses, including gains and losses related to asset and liability matching strategies, non-operating adjustments related to changes in cash flow assumptions for future policy benefits and change in market risk benefits. DOE is inclusive of returns on equity invested in certain variable interest entities and our share of adjusted earnings from our investments in certain associates.
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

The following table contains further details regarding our use of the Non-GAAP measures, as well as a reconciliation of GAAP consolidated net income to DOE:

	Successor
	Year Ended December 31,		Period From May 25 to December 31,
	2024	2023	2022
	(Dollars in millions)
Net income attributable to American National Group Inc. common stockholder	$696	$392	$324
Mark-to-market losses (gains) on investments, including reinsurance funds withheld (1)	472	124	90
Mark-to-market losses (gains) on insurance contracts and other net assets (2)(3)	167	(24)	(98)
Deferred income tax expense (recovery)	(364)	56	53
Transaction costs	189	12	13
Depreciation	76	19	12
Corporate and other DOE	182	38	(30)
Segment DOE	$1,418	$617	$364
(1)“Mark-to-market losses (gains) on investments, including reinsurance funds withheld” primarily represent mark-to-market gains or losses on our investments and reinsurance funds withheld. Mark-to-market gains or losses on our invested assets are presented as “Investment related gains (losses)” on the Consolidated Statements of Operations. See Note 10 - Net Investment Income and Investment Related Gains (Losses) in the notes to the consolidated financial statements for additional details. Mark-to-market gains or losses on reinsurance funds withheld are included in “Net investment results from reinsurance funds withheld” and represent the change in fair value of the embedded derivative during the period. See Note 9 - Derivative Instruments in the notes to the consolidated financial statements for additional details.
(2)“Mark-to-market losses (gains) on insurance contracts and other net assets” principally represents the mark-to-market effect on insurance-related liabilities, net of reinsurance, due to changes in market risks (e.g., interest rates, equity markets and equity index volatility) and includes depreciation expenses on investment real estate. These mark-to-market effects are primarily included in “Net investment income”, “Interest sensitive contract benefits”, “Change in fair value of insurance-related derivatives and embedded derivatives” and “Change in fair value of market risk benefits” on the Consolidated Statements of Operations. See the following notes to the consolidated financial statements for additional information: (i) Note 9 - Derivative Instruments; (ii) Note 10 - Net Investment Income and Investment Related Gains (Losses); (iii) Note 18 - Policyholders' Account Balances; and (iv) Note 19 - Market Risk Benefits.
(3)Included in “Mark-to-market losses (gains) on insurance contracts and other net assets” are “returns on equity invested in certain variable interest entities” and “our share of adjusted earnings from our investments in certain associates” as stated in the definition of DOE. “Returns on equity invested in certain variable interest entities” primarily represent equity-accounted income from our investments in real estate partnerships and investment funds and are included in “Net investment income” on the Consolidated Statements of Operations.
Critical Accounting Policies & Estimates
The preparation of the financial statements requires management to make critical judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses that are not readily apparent from other sources, during the reporting period. These estimates and associated assumptions are based on historical experience and other factors that are considered to be relevant. Actual results may differ from these estimates.
The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the year in which the estimate is revised if the revision affects only that year or in the year of the revision and future years if the revision affects both current and future years.

Critical judgments made by management and used in preparing the financial statements, are summarized below:
Deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) are capitalized costs related directly to the successful acquisition of new or renewal insurance contracts. Significant costs are incurred to successfully acquire insurance, reinsurance and annuity contracts, including commissions and certain underwriting, premium bonus, policy issuance and processing expenses. DSI is amortized on a constant level basis over the amortization bases selected by product, consistent with the amortization of DAC for a related product, as shown below:

Product(s)	Amortization Base
Traditional life products	Nominal face amount
Life contingent payout annuities	Annualized benefit amount in force
Health products	Original annual premium
Fixed deferred annuities, fixed index annuities, variable annuities	Policy count
Universal life products	Initial face amount
Property and Casualty	Earned premium
The assumptions used in the amortization calculation for DAC and DSI include full surrenders, partial withdrawals, mortality, utilization, premium persistency, reset assumptions associated with lifetime income benefit riders and the option budget assumption. The Company reviews and updates actuarial experience assumptions serving as inputs to the models that establish the expected life for DAC and other actuarial balances during the third quarter of each year, or more frequently if evidence suggests assumptions should be revised. The Company makes model refinements as necessary, and any changes resulting from these assumption updates are applied prospectively.
Amortization of DAC and DSI is included in the “Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired” on the Consolidated Statements of Operations.
For short-duration contracts, DAC is grouped consistent with the manner in which insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts. Investment income is anticipated in assessing the recoverability of DAC for short-duration contracts.
Value of business acquired (“VOBA”) is an intangible asset or liability resulting from a business combination that represents the difference between the policyholder liabilities measured in accordance with the acquiring company’s accounting policies and the estimated fair value of the same acquired policyholder liabilities in-force at the acquisition date. The estimated fair value of the acquired liabilities include assumptions on future policy benefits and contract charges, premiums, discount rates, and the net investment earned rate. VOBA can be either positive or negative. Positive VOBA is recorded in the “Deferred policy acquisition costs, deferred sales inducements and value of business acquired” line in the Consolidated Statements of Financial Position. Negative VOBA occurs when the estimated fair value of in-force contracts in a life insurance company acquisition is less than the amount recorded as insurance contract liabilities, and is recorded in the “Future policy benefits” in the Consolidated Statements of Financial Position.
VOBA is amortized on a basis consistent with the related policyholder liabilities over the remaining life of the acquired underlying policies using the same methodology, factors, and assumptions used to amortize DAC and DSI. Amortization of VOBA intangible asset is included in the “Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired” on the Consolidated Statement of Operations. Amortization of VOBA intangible liability is included in “Policyholder benefits and claims incurred” on the Consolidated Statement of Operations.
Future policy benefits (“FPB”) is calculated as the present value of expected future policy benefits to be paid to or on behalf of policyholders and certain related expenses, reduced by the present value of expected net premiums to be collected from policyholders. Principal assumptions used in the establishment of the FPB include mortality, morbidity, lapse, incidence, terminations, claim-related expenses and other contingent events based on the respective product type. The Company groups contracts into annual or deal level cohorts based on product type and contract inception date for the purposes of calculating the liability for future policy benefits.
The Company updates its estimate of cash flows over the entire life of a group of contracts using actual historical experience and current future cash flow assumptions. The Company reviews and updates cash flow assumptions at least annually during the third quarter of each year, and at the same time every year by cohort or product. The Company also reviews more frequently and updates its cash flow assumptions during an interim period if evidence suggests cash flow assumptions should be revised. Assumption revisions will be reflected in the net premium ratio and FPB calculation in the quarter in which assumptions are revised. The change in the liability due to actual experience is recognized in “Policyholder benefits and claims incurred” in the Consolidated Statement of Operations.
The change in FPB that is recognized in “Policyholder benefits and claims incurred” in the Consolidated Statement of Operations is calculated using a locked-in discount rate. The Company measures the FPB at each reporting period using both the locked-in discount rate and the current discount rate curves. The upper-medium grade discount rate used for interest accretion is locked in for the cohort and represents the original discount rate at the issue date of the underlying contracts. The FPB for all cohorts is remeasured to a current upper-medium grade discount rate at each reporting date through other comprehensive income. The Company generally interprets the original discount rate to be a rate comparable to that of a U.S. corporate single A rate that reflects the duration characteristics of the liability. The upper-medium grade discount rate is determined using observable market data, including published upper-medium grade discount curves. In situations where market data for an upper-medium grade discount curve is not available (e.g., in certain foreign jurisdictions), spreads are applied to adjust the available observable market data to an upper-medium grade discount curve. For certain long-tailed life insurance liabilities with expected future cash flows longer than the last observable tenor (30 years), the discount rate for future cash flows beyond 30 years will be held constant at the ultimate (30 years) observable forward rate.
Should the present value of actual and future expected benefits less day one FPB balance exceed the present value of actual and future expected gross premiums, the net premium ratio will be capped at 100% and a gross premium FPB will be held. The immediate charge, recognized in earnings through “Policyholder benefits and claims incurred”, will be the amount by which the uncapped net premium ratio exceeds 100% times the present value of future expected gross premium. This assessment will be performed at the cohort level.
Policyholders’ account balances (“PAB”) represent the contract value that has accrued to the benefit of the policyholders related to universal-life and investments-type contracts. For fixed products, these are generally equal to the accumulated deposits plus interest credited, reduced by withdrawals, payouts and accumulated policyholder assessments. Indexed product account balances with returns linked to the performance of a specified market index are equal to the sum of the host (or guaranteed) component of the contracts and the fair value of the embedded derivatives which include funded benefits in excess of the host guarantee. The host value is established at inception of the contract and accreted over the policy’s life at a constant level of interest. The fair value of the embedded derivative is estimated by projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and discounting the excess of the projected contract value amounts at the applicable risk-free interest rates adjusted for nonperformance risk related to those liabilities. Interest credited or index credits to policyholders’ account balances pursuant to accounting by insurance companies for certain long-duration contracts are included in “Interest sensitive contract benefits” in the Consolidated Statement of Operations. Changes in the fair value of the embedded derivatives are included in the “Change in fair value of insurance-related derivatives and embedded derivatives” in the Consolidated Statement of Operations.
Liabilities for unpaid claims and claim adjustment expenses (“CAE”) are established to provide for the estimated costs of paying claims. These reserves include estimates for both case reserves and incurred but not reported claims (“IBNR”) liabilities. Case reserves include the liability for reported but unpaid claims and are determined on either a judgment or a formula basis depending on the timing and type of the loss. IBNR liabilities include a provision for potential development on case reserves, losses on claims currently closed which may reopen in the future, as well as IBNR claims. IBNR estimates are based on many variables including historical statistical information, inflation, legal environment, economic conditions, and trends in claim severity and frequency. These liabilities also include an estimate of the expense associated with settling claims, including legal and other fees, and the general expenses of administering the claims adjustment process. Liabilities for unpaid claims and claim adjustment expenses for health and property and casualty insurance are included in “Policy and contract claims” in the Consolidated Statements of Financial Position.
Market risk benefits (“MRB”) are contracts or contract features that provide protection to the policyholder from other-than-nominal capital market risk and expose us to such risk. The Company issues certain fixed indexed annuity and fixed rate annuity contracts that provide minimum guarantees to policyholders including guaranteed minimum withdrawal benefits and guaranteed minimum death benefits that are MRBs. MRBs are measured at fair value, at the individual contract level, and can be either an asset or a liability. Contracts which contain more than one MRB feature are combined into one single MRB. The fair value is calculated using stochastic models. At contract inception, attributed fees are calculated based on the present value of the fees and assessments collectible from the policyholder relative to the present value of expected benefits paid attributable to the MRB. The attributed fees remain static over the life of the MRB and are used to calculate the fair value of the MRB using a risk neutral valuation method. The attributed fees cannot be negative and cannot exceed the total explicit fees collectible from the policyholder. The periodic change in fair value is recognized in earnings with the exception of the periodic change in fair value related to the instrument-specific credit risk, which is recognized in other comprehensive income (“OCI”).
The actuarial assumptions used in the MRB calculation are the Company’s best estimate assumptions. Assumptions are adjusted to reflect fair value by applying a margin for non-hedgeable risk and an adjustment for own credit spread through the discount rate. The risk-free discount rate is the scenario specific US treasury rate.
Market risk benefits with positive values are recorded as “Other assets” and negative fair values as “Market risk benefits” liability in the Consolidated Statements of Financial Position. The ceded MRB assets are presented in “Reinsurance recoverables and deposit assets” on the Consolidated Statements of Financial Position.
New Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements in this Form 10-K, which is incorporated by reference in this Item 2.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Industry Trends and Factors Affecting Our Performance
We are affected by numerous factors, including global economic and financial market conditions. Price fluctuations within equity, credit, commodity and foreign exchange markets, as well as interest rates, which may be volatile and mixed across geographies, can significantly impact the performance of our business. We also monitor factors such as consumer spending, business investment, the volatility of capital markets, interest rates, unemployment and the risk of inflation or deflation, which affect the business and economic environment and, in turn, impact the demand for the type of financial and insurance products offered by our business. We believe the following current trends present significant opportunities for us to grow our business:
•Financial market volatility and dislocations across asset classes favor insurers with diverse investment portfolios and access to alternative credit. Insurers primarily invest in public market fixed income products and are exposed to public market valuations. Insurers with an ability to diversify investment portfolios to include alternative and private credit assets provide more favorable investment performance.
•Many insurers are looking for ways to shift toward less asset-intensive insurance products. Given the capital-intensive nature of life and annuity liabilities, many insurance companies with diversified exposure are looking to reduce their exposure to life and annuity products, including through reinsurance, in order to free up capital that they can deploy in support of less asset-intensive products and business lines.
•Recent market conditions are exposing under-capitalized companies. Some writers of annuity products are facing higher hedging costs amidst volatile markets, and changes in regulatory standards are increasing the transparency of liability valuations in the current low-rate environment. This has necessitated a need to raise or otherwise free up capital, and the reinsurance market offers writers of annuity products an opportunity to do so. We have access to capital and are able to provide capital support to these companies.
•Public market valuations have compressed while capital needs have grown. Insurers are trading at cyclical lows, and given the prevailing market environment, are looking to partner with organizations like ours that can provide solutions to address capital needs.
Market Risk
Our Consolidated Statements of Financial Position within our financial statements include substantial amounts of assets and liabilities whose fair values are subject to market risks. Our significant market risks are primarily associated with interest rates, foreign currency exchange rates and credit risk. The fair values of our investment portfolios remain subject to considerable volatility. The following sections address the significant market risks associated with our business activities.
Foreign Exchange Rate Risk
The Company’s obligations under its insurance contracts are predominantly denominated in U.S. dollars, but a portion of the assets supporting these liabilities are denominated in non-U.S. dollars. We manage foreign exchange risk primarily using foreign exchange forwards and cross currency swaps. Our investment policy sets out the foreign currency exposure limits and types of derivatives permitted for hedging purposes. Our net assets are subject to financial statement translation into U.S. dollars. All of our financial statement translation-related impact from changes in foreign currency rates is recorded in other comprehensive income. Gains and losses from foreign currency transactions of the Company’s invested assets are reported in “Investment related gains (losses)” in the Consolidated Statements of Operations. The impact on net income resulting from a hypothetical 10% decrease in foreign currencies against the U.S. Dollar, net of the impact of foreign exchange hedging strategies, would not be expected to be material.
Interest Rate Risk
Substantial and sustained increases or decreases in interest rates may cause certain market dislocations that could negatively impact our financial performance.
We manage interest rate risk through our asset liability management, which we refer to as ALM, the framework whereby the effective and key rate durations of the investment portfolio are closely matched to those of the insurance liabilities. Within the context of the ALM framework, we use derivatives including interest rate swaps, options and futures to reduce market risk. For the annuities business, where the timing and amount of the benefit payment obligations can be readily determined, the matching of asset and liability cash flows is effectively controlled through this comprehensive duration management process.
Our primary interest rate risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates. If interest rates were to increase by 50 basis points from levels at December 31, 2024 and 2023 through a parallel shift in the yield curve, we estimate that the fair value of our fixed maturity securities would decrease by approximately $881 million and $300 million in 2024 and 2023, respectively. The impact on total equity of such a decrease (net of income taxes) would be a decrease of approximately $671 million and $214 million in 2024 and 2023, respectively, through accumulated other comprehensive income. The models used to estimate the impact of an increase in market interest rates by 50 basis points incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in the value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of a credit loss) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we proactively manage. See the Liquidity and Capital Resources section for a further discussion on liquidity.
Other Price Risk
Other price risk is the risk of variability in fair value due to movements in equity prices or other market prices such as commodity prices and credit spreads.
The Company’s exposure to the equity markets is managed by sector and individual security, and the Company mitigates the equity risk by diversification of the investment portfolio.
The Company also has equity risk associated with the equity-indexed life and annuity products the Company issues and assumes. The Company has entered into derivative transactions, primarily over-the-counter equity call options, to hedge the exposure to equity-index changes.
Assuming all other factors are constant, if there was a decline in public equity market prices of 10% as of December 31, 2024 and 2023, we estimate a net decrease to our point-in-time net income (loss) from changes in the fair value of these financial instruments of $48 million and $25 million, respectively. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in the Consolidated Statement of Operations.
Credit Risk
Credit risk is the risk of loss from amounts owed by counterparties and arises any time funds are extended, committed, owed or invested through actual or implied contractual arrangements including reinsurance. The Company is primarily exposed to credit risk through its fixed income investments, which include debt securities and private loans.
We manage exposure to credit risk by establishing concentration limits by counterparty, credit rating and asset class. To further minimize credit risk, the financial condition of the counterparties is monitored on a regular basis. These requirements are outlined in our investment policy.
Insurance Risk
The Company makes assumptions and estimates when assessing insurance and reinsurance risks, and significant deviations, particularly with regards to mortality, morbidity, longevity and other policyholder behavior, could adversely affect our business, financial condition, results of operations, liquidity and cash flows. All transaction terms are likely to be determined by qualitative and quantitative factors, including our estimates.
We manage insurance risk through choosing whether to purchase reinsurance for certain amounts of risk underwritten across our Annuities, P&C and Life Insurance segments.
Legal Risk
In the future, we may be parties in actions that routinely arise out of the normal course of business, including legal actions seeking to establish liability directly through insurance contracts. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material effect on our financial condition or results of operations. We are also involved from time to time in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties. We believe that any liability that may arise as a result of other pending legal actions will not have a material effect on our financial statements.
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
We have material outsourcing arrangements in respect of pension administration and other functions. These arrangements are subject to agreements with formal service levels, operate within agreed authority limits and are subject to regular review by senior management. Material outsourcing arrangements are approved and monitored by the Board of Directors.
Disaster recovery and business continuity plans have also been established to manage the Company’s ability to operate under adverse conditions.

Item 8. Consolidated Financial Statements and Supplementary Data
The audited consolidated financial statements are included as a part of this report on Form 10-K on pages F-1 through F-90.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2024 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
(b)Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024 based upon criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has determined that we maintained effective internal control over financial reporting as of December 31, 2024.
(c)Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the Post-Effective Merger, the Company’s overall control environment and its internal control over financial reporting now incorporate the internal controls over financial reporting that continue in place for American National as well as AEL.
Item 9B. Other Information
Not applicable
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 11. Executive Compensation
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14. Principal Accountant Fees and Services
Our independent auditor is Deloitte & Touche LLP. Its PCAOB Auditor ID is 34.
The table below summarizes the fees for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for the years ended December 31, 2024 and December 31, 2023.

	December 31,
	2024	2023
	(Dollars in millions)
Audit fees (1)	$10	$11
Audit-related fees (2)	—	—
Tax fees	—	—
(1)Audit fees include fees for the audit of our annual consolidated financial statements, the interim reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q, and annual audits of certain of our subsidiaries and audits required by regulatory authorities.
(2)Audit-related fees primarily include fees associated with issue of comfort letters and other attestation services.
Our Audit Committee pre-approved all audit and non-audit services provided to our company by Deloitte & Touche LLP.

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
The following exhibits are included with this report or incorporated herein by reference:

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated July 4, 2023, by and among American Equity Investment Life Holding Company, Brookfield Reinsurance Ltd. and Arches Merger Sub Inc. and, solely for the purposes set forth therein, Brookfield Asset Management Ltd. (Incorporated by reference to Exhibit 2.1 to Form 8-K filed July 5, 2023)†

2.2
Agreement and Plan of Merger, dated May 7, 2024, between American Equity Investment Life Holding Company and American National Group, LLC (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 8, 2024)

2.3	Plan of Domestication, dated May 7, 2024 (Incorporated by reference to Exhibit 2.2 to Form 8-K filed on May 8, 2024)
3.1	Certificate of Incorporation of American National Group Inc. (Incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 8, 2024)
3.2
Certificate of Amendment to the Certificate of Incorporation of American National Group Inc. (including the Certificate of Designations with respect to the Series D Preferred Stock of the Company) (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 10, 2025)

3.3	Bylaws of American National Group Inc. (Incorporated by reference to Exhibit 3.3 to Form 8-K filed on May 8, 2024)
4.1
Indenture dated October 29, 1999 between American National Group Inc. (formerly known as American Equity Investment Life Holding Company) and Wilmington Trust Company (as successor in interest to West Des Moines State Bank), as trustee (Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1, File No. 333-108794, including all pre-effective amendments thereto)

4.2
Trust Preferred Securities Guarantee Agreement dated October 29, 1999 between American National Group Inc. (formerly known as American Equity Investment Life Holding Company) and Wilmington Trust Company (as successor in interest to West Des Moines State Bank), as trustee (Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, File No. 333-108794, including all pre-effective amendments thereto)

4.3
Trust Common Securities Guarantee Agreement dated October 29, 1999 between American National Group Inc. (formerly known as American Equity Investment Life Holding Company) and West Des Moines State Bank, as trustee (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1, File No. 333-108794, including all pre-effective amendments thereto)

4.4
Instruments of Resignation, Appointment and Acceptance, effective September 12, 2006, among American National Group Inc. (formerly known as American Equity Investment Life Holding Company), Wilmington Trust Company, West Des Moines State Bank and Delaware Trust Company, National Association (formerly known as First Union Trust Company, National Association) (Incorporated by reference to Exhibit 4.10A to Form 10-K for the year ended December 31, 2008 filed on March 16, 2009)

4.5
Indenture, dated as of June 13, 2022, by and between American National Group Inc. (successor-in-interest to American National Group, LLC) and Wilmington Trust, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 8, 2024)

4.6
First Supplemental Indenture, dated as of May 7, 2024, by and between American National Group Inc. (formerly known as American Equity Investment Life Holding Company) and Wilmington Trust, National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on May 8, 2024)

4.7
Amended and Restated Indenture, dated as of April 22, 2004, by and between American National Group Inc. (formerly known as American Equity Investment Life Holding Company) and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Amendment No.1 to Form S-3 filed on April 22, 2004)

4.8
Third Supplemental Indenture, dated as of June 16, 2017, by and between American National Group Inc. (formerly known as American Equity Investment Life Holding Company) and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on June 16, 2017)

4.9
Indenture, dated as of October 2, 2024, between American National Group Inc., as issuer, and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 2, 2024)

4.10
First Supplemental Indenture, dated as of October 2, 2024, between American National Group Inc., as issuer, and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on October 2, 2024)

Exhibit Number	Description
4.11
Deposit Agreement, dated November 21, 2019, among the Company, Computershare Inc. and Computershare Trust Company, N.A., collectively, as depositary, Computershare Inc., as registrar and transfer agent, and the holders from time to time of the depositary receipts (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 21, 2019)

4.12	Form of Depository Receipt Representing 1/1,000th of One Share of Series A Preferred Stock (included in Exhibit 4.11)
4.13
Deposit Agreement, dated as of June 17, 2020, among the Company, Computershare Inc. and Computershare Trust Company, N.A., collectively as Depositary, the other parties thereto and the holders from time to time of depositary receipts issued thereunder (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 17, 2020)

4.14	Form of Depository Receipt Representing 1/1,000th of One Share of Series B Preferred Stock (included in Exhibit 4.13)
4.15
Deposit Agreement, dated as of January 10, 2025, among the Company, Computershare Inc. and Computershare Trust Company, N.A., collectively, as Depositary, Computershare Trust Company, N.A., as Registrar and Transfer Agent and the holders from time to time of the depositary receipts described therein (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 10, 2025)

4.16	Form of Depositary Receipt Representing 1/1,000th of One Share of Series D Preferred Stock (included in Exhibit 4.15)
4.17**	Description of Securities of American National Group Inc.
10.1*	CEO Separation Letter, dated as of April 30, 2024, by and between the Company and Anant Bhalla. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 2, 2024)
10.2	Form of Tax Reimbursement Agreement. (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 2, 2024)
10.3
Term Loan Agreement, dated May 7, 2024, among American National Group Inc. (formerly known as American Equity Investment Life Holding Company), the lenders party thereto and Bank of Montreal, as administrative agent (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 8, 2024)

10.4*	American Equity Investment Life Holding Company 2016 Employee Incentive Plan (Incorporated by reference to the Appendix A to the Company's proxy statement on Form DEF 14A filed on April 18, 2016)
10.5*	First Amendment to American Equity Investment Life Holding Company 2016 Employee Incentive Plan (Incorporated by reference to Exhibit 99.2 to Form S-8 filed on September 8, 2016)
10.6*
Second Amendment to American Equity Investment Life Holding Company 2016 Employee Incentive Plan (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the period ended March 31, 2019 filed on May 8, 2019)

10.7*	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.33 to Form 10-K for the year ended December 31, 2019 filed on February 25, 2020)
10.8*	Offer Letter dated January 2, 2020 by and between American Equity Investment Life Holding Company and Anant Bhalla (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 9, 2020)
10.9*
American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan (Incorporated by reference to the Appendix A to the Company's proxy statement on Form DEF 14A filed on April 24, 2020)

10.10*
Form of Director Restricted Stock Award Agreement with Respect to Common Stock of American Equity Investment Life Holding Company (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 4, 2020)

10.11*	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended June 30, 2020 filed on August 10, 2020)
10.12*	Form of Performance Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended June 30, 2020 filed on August 10, 2020)
10.13*	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended June 30, 2020 filed on August 10, 2020)
10.14
Investment Agreement, dated as of October 17, 2020, by and among American Equity Investment Life Holding Company, Brookfield Asset Management Inc. and Burgundy Acquisitions I Ltd. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 19, 2020)

10.15*
Form of Employee Stock Option Agreement with Respect to Common Stock of American Equity Investment Life Holding Company (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 25, 2020)

10.16*
American Equity Investment Life Holding Company Amended and Restated Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)

10.17*
First Amendment to American Equity Investment Life Holding Company Amended and Restated Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.33 to Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)

10.18*
First Amendment to American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan (Incorporated by reference to Exhibit 10.34 to Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)

10.19*	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.36 to Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)
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

10.21*
Form of Employee Restricted Stock Unit Award Agreement - Performance Based Award, effective April 2021 (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended March 31, 2021 filed on May 10, 2021)

10.22
Amendment to Investment Agreement, dated June 10, 2021, by and among American Equity Investment Life Holding Company, Brookfield Asset Management, Inc., Brookfield Asset Management Reinsurance Partners Ltd. and North End Re (Cayman) SPC (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 10, 2021)

10.23*
Offer Letter Agreement dated August 25, 2021 between American Equity Investment Life Insurance Company and Axel Andre (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended September 30, 2021 filed on November 9, 2021)

10.24*	American Equity Transition Benefit Plan, dated as of August 6, 2021 (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended September 30, 2021 filed on November 9, 2021)
10.25*
Form of Separation Agreement under American Equity Transition Benefit Plan, effective August 6, 2021 (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the period ended September 30, 2021 filed on November 9, 2021)

Exhibit Number	Description
10.26*
Form of 2022-2024 Performance-Based Employee Restricted Stock Unit Award Agreement under the American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended March 31, 2022 filed on May 9, 2022)

10.27*
Form of 2022 Time-Based Employee Restricted Stock Unit Award Agreement (Two- or Three-Year Cliff) under the American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended March 31, 2022 filed on May 9, 2022)

10.28*
Form of 2022 Time-Based Employee Restricted Stock Unit Award Agreement (Two-Year Ratable) under the American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended March 31, 2022 filed on May 9, 2022)

10.29*
Second Amendment to the American Equity Investment Life Holding Company Amended and Restated Short-Term Incentive Plan, effective January 1, 2022 (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the period ended March 31, 2022 filed on May 9, 2022)

10.30*	Deferred Long-Term Incentive Cash Plan, effective January 1, 2022 (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the period ended March 31, 2022 filed on May 9, 2022)
10.31*
American Equity Life Employee Indemnification Plan, dated as of September 8, 2022 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended September 30, 2022 filed on November 8, 2022)

10.32*
Form of 2022 Time-Based Employee Restricted Stock Unit Award Agreement (Three-Year Ratable) under the American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended September 30, 2022 filed on November 8, 2022)

10.33*
Offer Letter effective August 2, 2022 between American Equity Investment Life Insurance Company and Nicholas Volpe (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the period ended September 30, 2022 filed on November 8, 2022)

10.34*
Separation Agreement between American Equity Investment Life Holding Company and American Equity Investment Life Insurance Company and Phyllis Zanghi executed December 31, 2022 (Incorporated by reference to Exhibit 10.36 to Form 10-K for the year ended December 31, 2022 filed on February 28, 2023)

10.35*
Employee Strategic Incentive Restricted Stock Unit Award Agreement between American Equity Investment Life Holding Company and Anant Bhalla, dated November 29, 2022 (Incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended December 31, 2022 filed on February 28, 2023)

10.36*
First Amendment to American Equity Transition Benefit Plan, effective October 1, 2022 (Incorporated by reference to Exhibit 10.38 to Form 10-K for the year ended December 31, 2022 filed on February 28, 2023)

10.37*	Amendment to Phyllis Zanghi Separation Agreement dated February 24, 2023 (Incorporated by reference to Exhibit 10.2 to Form 10-Q for period ended March 31, 2023 filed on May 10, 2023)
10.38*
Separation Agreement between American Equity Investment Life Holding Company and Phyllis Zanghi - Second Execution executed March 10, 2023 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for period ended March 31, 2023 filed on May 10, 2023)

10.39*	American Equity Investment Life Holding Company 2023 Equity Incentive Plan (Incorporated by reference to the Appendix B to the Company’s proxy statement on Form DEF 14A filed on April 28, 2023)
10.40*	Amended and Restated Change in Control Agreement, dated as of July 4, 2023, by and between the Company and Axel André (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 5, 2023)
10.41*	Voting Agreement, dated July 4, 2023, by and among the Company, Freestone Re Ltd. and North End RE SPC (Incorporated by reference to Exhibit 10.2 to Form 8-K filed July 5, 2023)
10.42*
Assignment, Assumption and Consent Agreement, dated as of December 21, 2023, by and among Brookfield Corporation, Brookfield Reinsurance Ltd., North End Re (Cayman) SPC, Freestone Re Ltd., BAM Re Holdings Ltd., American National Group, LLC and American Equity Investment Life Holding Company (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 21, 2023)

10.43*
Form of 2023 Time-Based Employee Restricted Stock Unit Award Agreement (Two- or Three-Year Ratable) under the American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan (Incorporated by reference to Exhibit 10.42 to Form 10-K for the year ended December 31, 2023 filed on February 29, 2024)

10.44*
Form of 2023-2025 Performance-Based Employee Restricted Stock Unit Award Agreement under the American Equity Investment Life Holding Company Amended and Restated Equity Incentive Plan (Incorporated by reference to Exhibit 10.43 to Form 10-K for the year ended December 31, 2023 filed on February 29, 2024)

10.45*
Form of 280G Mitigation and Repayment Agreement between American Equity Investment Life Holding Company and each of André, Bhalla, Etinger, Hamalainen, Lorenzen, Reilly and Volpe (Incorporated by reference to Exhibit 10.44 to Form 10-K for the year ended December 31, 2023 filed on February 29, 2024)

10.46*
Form of Change in Control Agreement between American Equity Investment Life Holding Company and each of Bhalla and Lorenzen (Incorporated by reference to Exhibit 10.45 to Form 10-K for the year ended December 31, 2023 filed on February 29, 2024)

10.47*
Form of Change in Control Agreement between American Equity Investment Life Holding Company and each of Etinger, Hamalainen, Reilly and Volpe (Incorporated by reference to Exhibit 10.46 to Form 10-K for the year ended December 31, 2023 filed on February 29, 2024)

10.48*
Offer Letter effective January 2, 2024 between American Equity Investment Life Insurance Company and Erik Askelsen (Incorporated by reference to Exhibit 10.47 to Form 10-K for the year ended December 31, 2023 filed on February 29, 2024)

10.49*
Form of 2024 Time-Based Employee Restricted Stock Unit Award Agreement (Three-Year Ratable) under the American Equity Investment Life Holding Company 2023 Equity Incentive Plan (Incorporated by reference to Exhibit 10.48 to Form 10-K for the year ended December 31, 2023 filed on February 29, 2024)

10.50*
Form of Transaction Incentive Letter between American Equity Investment Life Holding Company and certain employees (Incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended December 31, 2023 filed on February 29, 2024)

10.51*
Form of Retention Agreement between American Equity Investment Life Holding Company and certain employees (Incorporated by reference to Exhibit 10.50 to Form 10-K for the year ended December 31, 2023 filed on February 29, 2024)

23.1**	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97
American Equity Investment Life Holding Company Incentive-Based Compensation Recovery Policy Effective October 2, 2023 (Incorporated by reference to Exhibit 97 to Form 10-K for the year ended December 31, 2023 filed on February 29, 2024)

101
The following materials from American National Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, (vii) Schedule I - Summary of Investments - Other Than Investments in Related Parties, (viii) Schedule II - Condensed Financial Information of Registrant, (ix) Schedule III - Supplementary Insurance Information, (x) Schedule IV - Reinsurance

104	The cover page from American National Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL and contained in Exhibit 101.
† Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.
* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
** Filed electronically herewith.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March 2025.

Date:	March 31, 2025	AMERICAN NATIONAL GROUP INC.

		By:	/s/ Timothy A. Walsh
Timothy A. Walsh
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date

/s/ Timothy A. Walsh	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2025
Timothy A. Walsh

/s/ Reza Syed	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2025
Reza Syed

/s/ Jonathan Bayer	Director	March 31, 2025
Jonathan Bayer

/s/ Gregory Morrison	Director	March 31, 2025
Gregory Morrison

/s/ Anne Schaumburg	Director	March 31, 2025
Anne Schaumburg

/s/ Sachin Shah	Director	March 31, 2025
Sachin Shah

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Reports of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, Houston, Texas, Auditor Firm ID: 34)	F-2
Consolidated Financial Statements:
Consolidated Statements of Financial Position as of December 31, 2024 (Successor) and December 31, 2023 (Successor)	F-5
Consolidated Statements of Operations for the years ended December 31, 2024 (Successor) and December 31, 2023 (Successor), the period from May 25, 2022 to December 31, 2022 (Successor) and the period from January 1, 2022 to May 24, 2022 (Predecessor)
F-7
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 (Successor) and December 31, 2023 (Successor), the period from May 25, 2022 to December 31, 2022 (Successor) and the period from January 1, 2022 to May 24, 2022 (Predecessor)
F-8
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024 (Successor) and December 31, 2023 (Successor), the period from May 25, 2022 to December 31, 2022 (Successor) and the period from January 1, 2022 to May 24, 2022 (Predecessor)
F-9
Consolidated Statements of Cash Flows for the years ended December 31, 2024 (Successor) and December 31, 2023 (Successor), the period from May 25, 2022 to December 31, 2022 (Successor) and the period from January 1, 2022 to May 24, 2022 (Predecessor)
F-10
Notes to Consolidated Financial Statements:
Note 1. Organization and Description of the Company	F-12
Note 2. Summary of Significant Accounting Policies	F-12
Note 3. Available for Sale Fixed Maturity Securities	F-26
Note 4. Equity Securities	F-28
Note 5. Mortgage Loans on Real Estate	F-29
Note 6. Private Loans	F-33
Note 7. Real Estate and Real Estate Partnerships	F-34
Note 8. Variable Interest Entities and Equity Method Investments	F-34
Note 9. Derivative Instruments	F-36
Note 10. Net Investment Income and Investment Related Gains (Losses)	F-41
Note 11. Fair Value of Financial Instruments	F-42
Note 12. Reinsurance	F-50
Note 13. Separate Account Assets and Liabilities	F-52
Note 14. Deferred Policy Acquisitions Costs, Deferred Sales Inducements and Value of Business Acquired	F-53
Note 15. Intangible Assets	F-55
Note 16. Acquisitions	F-56
Note 17. Future Policy Benefits	F-57
Note 18. Policyholders’ Account Balances	F-62
Note 19. Market Risk Benefits	F-65
Note 20. Liability for Unpaid Claims and Claim Adjustment Expenses	F-66
Note 21. Notes Payable and Long Term Borrowings	F-73
Note 22. Income Taxes	F-74
Note 23. Stockholders’ Equity	F-76
Note 24. Accumulated Other Comprehensive Income	F-77
Note 25. Statutory Financial Information and Dividend Restrictions	F-77
Note 26. Related Party Transactions	F-80
Note 27. Segment Reporting	F-80
Note 28. Financial Commitments and Contingencies	F-83
Note 29. Subsequent Events	F-84
Schedules:
Schedule I. Summary of Investments, Other Than Investments in Related Parties	F-85
Schedule II. Condensed Financial Information of Registrant	F-86
Schedule III. Supplementary Insurance Information	F-89
Schedule IV. Reinsurance	F-90

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of American National Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of American National Group Inc. and subsidiaries (the “Company”) as of December 31, 2024 (successor) and 2023 (successor), the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years ended December 31, 2024 (successor) and 2023 (successor), for the period from May 25, 2022 through December 31, 2022 (successor), and the period from January 1, 2022 through May 24, 2022 (predecessor) and the related notes to the consolidated financial statements, and schedules I to IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 (successor) and 2023 (successor), and the results of its operations and its cash flows for the years ended December 31, 2024 (successor) and 2023 (successor), the period from May 25, 2022 through December 31, 2022 (successor), and the period from January 1, 2022 through May 24, 2022 (predecessor), in conformity with accounting principles generally accepted in the United States of America.
Emphasis of Matter
As discussed in Note 1 to the financial statements, the financial statements give effect to the May 7, 2024 Post-Effective Merger between American National Group, LLC and American Equity Investment Life Holding Company. The results for the periods prior to the Post-Effective Merger represent the results of American National Group, LLC as the accounting acquirer.
As discussed in Note 1 to the financial statements, the financial statements give effect to the May 25, 2022 acquisition of 100% of the equity of the American National Group, LLC by Brookfield Wealth Solutions Ltd., which was accounted for as a business combination. As a result, the financial statements present both predecessor and successor periods for the year ended December 31, 2022.
Our opinion is not modified with respect to these matters.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisitions – Certain Assumptions Used in the Value of Business Acquired – Refer to Notes 2 and 16 to the financial statements
Critical Audit Matter Description
In conjunction with the Post-Effective Merger and in subsequent periods, the Company determined estimated valuations of the initial value of business acquired (“VOBA”). The Company’s estimation of the acquired policyholder liabilities in-force used in the valuation of VOBA includes assumptions on future policy benefits and contract charges, premiums, discount rates, and the net investment earned rate. Significant judgment is applied by the Company in determining these assumptions. Specifically, the determination of the discount rate and the net investment earned rate assumptions involve significant judgment and may materially impact the estimated valuation of VOBA.

Given the significant judgment involved with determining the discount rate and net investment earned rate assumptions, auditing these estimates required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value and actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the discount rate and net investment earned rate assumptions determined by the Company included the following, among others:
•We tested the effectiveness of controls over management’s development, selection, and implementation of these significant assumptions.
•We evaluated the methods and certain assumptions used by the Company to estimate the fair value of the policyholder liabilities in-force used in the determination of VOBA by performing the following:
◦We tested the completeness and accuracy of the underlying data used in the determination of these significant assumptions.
◦We evaluated the reasonableness of the Company’s significant assumptions by comparing those selected by management to those independently derived by our fair value and actuarial specialists, drawing upon standard actuarial and industry practice.
◦With the assistance of our fair value and actuarial specialists, we evaluated the appropriateness of these significant assumptions used in the Company’s valuation models.
Policy and Contract Claims — Refer to Notes 2 and 20 to the financial statements
Critical Audit Matter Description
The Company establishes a liability for unpaid claims and claim adjustment expenses for its property and casualty insurance products to estimate the costs of paying claims. The liability for unpaid claims and claim adjustment expenses includes estimates for both claims incurred but not reported and claims that have been reported but are unpaid. The liability for unpaid claims and claim adjustment expenses is included within Policy and Contract Claims in the consolidated statements of financial position. The liability for unpaid claims and claim adjustment expenses is estimated based upon the Company’s historical statistical information and actuarial assumptions that consider the effects of inflation, legal environment, economic conditions and trends in claim severity and frequency.
Given the subjectivity of estimating claims incurred but not reported and claims that have been reported but unpaid, particularly those with payout requirements over a longer period of time such as auto liability and workers compensation, the related audit effort in evaluating the liability for unpaid claims and claim adjustment expenses required a high degree of auditor judgment and an increased extent of effort, including involvement of our actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the liability for unpaid claims and claim adjustment expenses included the following:
•We tested the effectiveness of controls related to the property and casualty liability for unpaid claims and claim adjustment expenses, including management’s controls over the development, selection, and implementation of the assumptions used in the actuarial estimates.
•We evaluated the methods and assumptions used by the Company to estimate liabilities for unpaid claims and claim adjustment expenses by performing the following:
◦We tested the completeness and accuracy of the underlying data used to determine the assumptions for loss development patterns, including historical claims.
◦With the assistance of our actuarial specialists, we performed a retrospective review, including comparing prior year estimates of expected incurred losses to actual experience during the current year to identify potential bias in the determination of the liability for unpaid claims and claim adjustment expenses.
◦With the assistance of our actuarial specialists, we developed independent estimates for the liability for unpaid claims and claim adjustment expenses, particularly those with payout requirements over a longer period of time, utilizing loss data and claim development factors, and compared our estimates to management’s recorded liability for unpaid claims and claim adjustment expenses.

Policyholders’ Account Balances-Fixed Annuity Contracts – Valuation of embedded derivative liability and market risk benefits— Refer to Notes 2, 9, 11, 18 and 19 to the financial statements
Critical Audit Matter Description
The Company establishes liabilities for fixed indexed annuity contracts which include a fixed host (or guaranteed) component of the deferred annuity contracts and embedded derivatives which include funded benefits in excess of the host guarantee. The embedded derivative liability that is required to be bifurcated from a host reserve and separately accounted for is included within Policyholders’ Account Balances in the consolidated statements of financial position. The embedded derivative liability in the fixed indexed annuity contracts is estimated at each valuation date by (i) projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and (ii) discounting the excess of the projected contract value amounts at the applicable risk-free interest rates adjusted for the Company’s nonperformance risk related to those liabilities. The embedded derivative liability in the fixed indexed annuity contracts is measured using the Company’s best estimate assumptions which include option budget, lapse rates, and non-performance risk.
Certain of the Company’s fixed indexed annuity and fixed rate annuity contracts provide minimum guarantees to policyholders that meet the definition of Market Risk Benefits (“MRBs”). MRBs that have a positive fair value are recorded within Other Assets and MRBs that have a negative fair value are recorded within Market Risk Benefits in the consolidated statements of financial position. MRBs are valued using stochastic models. At contract inception, attributed fees are calculated based on the present value of the fees and assessments collectible from the policyholder relative to the present value of expected benefits paid attributable to the MRBs. The attributed fees remain static over the life of the MRBs and are used to calculate the fair value of the MRBs using a risk neutral valuation method. The attributed fees cannot be negative and cannot exceed the total explicit fees collectible from the policyholder. The actuarial assumptions used in the calculation of the MRBs are the Company’s best estimate assumptions and include utilization, option budget, nonperformance risk, mortality rates, and lapse rates.
Given the sensitivity of the fair value of the embedded derivative and MRBs to changes in these assumptions, the related audit effort in evaluating management’s selection of the significant assumptions related to the option budget and lifetime income benefit payments utilization required a high degree of auditor judgment and an increased extent of effort, including involvement of our actuarial and fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the option budget and lifetime income benefit payments utilization assumptions selected by management for the valuation of the embedded derivative liability and market risk benefits included the following:
•We tested the effectiveness of controls related to the valuation of embedded derivative liabilities and MRBs, including management’s controls over the development, selection, and implementation of the significant assumptions used in the estimates.
•We evaluated the methods and assumptions used by the Company to estimate the fair value of the embedded derivative liability and market risk benefits by performing the following:
◦We tested the completeness and accuracy of the underlying data used in the determination of the significant assumptions.
◦We evaluated the reasonableness of the Company’s selected significant assumptions through the use of our fair value and actuarial specialists, drawing upon standard actuarial and industry practices.
◦With the assistance of our actuarial specialists, we evaluated the appropriateness of the methodologies used to determine the significant assumptions, evaluated the key inputs into those significant assumptions, evaluated the consistency of the selected assumptions used in the Company’s valuation models, and tested the mathematical accuracy of the valuation models.
/s/ Deloitte & Touche LLP
Houston, Texas
March 31, 2025
We have served as the Company’s auditor since 2020.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except share and per share data)

	Successor
	December 31,
	2024	2023
Assets
Investments:
Available-for-sale fixed maturity securities, at fair value (net of allowance for credit losses of $27 and $24, respectively; amortized cost of $47,127 and $13,281, respectively)	$47,292	$12,877
Equity securities, at fair value	1,142	1,404
Mortgage loans on real estate, at amortized cost (net of allowance for credit losses of $155 and $53, respectively)	12,117	5,658
Private loans, at amortized cost (net of allowance for credit loss of $66 and $8, respectively)	5,732	194
Real estate, at cost and real estate partnerships (net of accumulated depreciation of $228 and $320, respectively)	4,992	3,611
Investment funds	3,015	1,592
Policy loans	274	390
Short-term investments, at estimated fair value	4,177	2,397
Other invested assets	2,014	120
Total investments	80,755	28,243

Cash and cash equivalents	11,330	3,192
Accrued investment income	761	196
Deferred policy acquisition costs, deferred sales inducements and value of business acquired	10,631	944
Premiums due and other receivables	437	484
Ceded unearned premiums	132	45
Deferred tax asset	529	291
Reinsurance recoverables and deposit assets	10,055	427
Property and equipment (net of accumulated depreciation of $352 and $333, respectively)	175	168
Intangible assets (net of accumulated amortization of $56 and $2, respectively)	1,545	44
Goodwill	783	121
Other assets	2,745	541
Separate account assets	1,343	1,189
Total assets	$121,221	$35,885

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except share and per share data)

	Successor
	December 31,
	2024	2023
Liabilities
Future policy benefits	$9,170	$6,108
Policyholders’ account balances	83,079	17,177
Policy and contract claims	1,867	1,870
Market risk benefits	3,655	34
Unearned premium reserve	1,044	1,139
Due to related parties	80	—
Other policyholder funds	347	335
Notes payable	189	174
Long term borrowings	2,957	1,493
Funds withheld for reinsurance liabilities	3,321	—
Other liabilities	4,141	467
Separate account liabilities	1,343	1,189
Total liabilities	111,193	29,986

Equity
Preferred stock, Series A; par value $1 per share; $25,000 per share liquidation preference; 20,000 shares authorized; issued and outstanding: 2024 - 16,000 shares 2023 - no shares	389	—
Preferred stock, Series B; par value $1 per share; $25,000 per share liquidation preference; 12,000 shares authorized; issued and outstanding: 2024 - 12,000 shares 2023 - no shares	296	—
Additional paid-in capital	7,569	5,185
Accumulated other comprehensive income (loss), net of taxes	340	(109)
Retained earnings	1,356	716
Non-controlling interests	78	107
Total equity	10,028	5,899
Total liabilities and equity	$121,221	$35,885
See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Successor			Predecessor
	Year Ended December 31,		Period From May 25 to December 31,	Period From January 1 to May 24,
	2024	2023	2022	2022
Net premiums	$5,519	$3,521	$1,454	$979
Other policy revenue	657	414	226	159
Net investment income	3,628	1,388	700	513
Investment related losses	(346)	(1)	(39)	(7)
Other income	45	83	24	19
Total revenues	9,503	5,405	2,365	1,663

Policyholder benefits and claims incurred	5,361	3,289	1,190	831
Interest sensitive contract benefits	1,745	480	217	150
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	939	525	319	227
Change in fair value of insurance-related derivatives and embedded derivatives	(94)	36	(23)	31
Change in fair value of market risk benefits	(3)	(69)	(102)	—
Operating expenses	880	601	322	258
Interest expense	165	99	42	—
Total benefits and expenses	8,993	4,961	1,965	1,497
Net income before income taxes	510	444	400	166
Income tax expense (benefit)	(170)	47	74	33
Net income	680	397	326	133
Less: Net income (loss) attributable to noncontrolling interests	(49)	5	2	2
Net income attributable to American National Group Inc. stockholders	729	392	324	131
Less: Preferred stock dividends	33	—	—	—
Net income attributable to American National Group Inc. common stockholder	$696	$392	$324	$131
See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Successor			Predecessor
	Year Ended December 31,		Period From May 25 to December 31,	Period From January 1 to May 24,
	2024	2023	2022	2022
Net income	$680	$397	$326	$133
Other comprehensive income (loss), net of tax:
Change in net unrealized investment gains (losses)	476	423	(722)	(620)
Foreign currency translation	(28)	—	(1)	—
Change in discount rate for future policy benefits	174	(148)	253	—
Change in instrument-specific credit risk for market risk benefits	(197)	(20)	21	—
Defined benefit pension plan adjustment	18	84	1	4
Total other comprehensive income (loss)	443	339	(448)	(616)
Comprehensive income (loss)	1,123	736	(122)	(483)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(49)	5	2	2
Comprehensive income (loss) attributable to American National Group Inc.	$1,172	$731	$(124)	$(485)
See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)

Predecessor	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	$—	$48	$147	$6,799	$8	$7,002
Net income for period	—	—	—	131	2	133
Other comprehensive loss	—	—	(616)	—	—	(616)
Dividends	—	—	—	(22)	—	(22)
Other	—	(1)	—	—	—	(1)
Balance at May 24, 2022	$—	$47	$(469)	$6,908	$10	$6,496

Successor	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
Balance at May 25, 2022	$—	$3,613	$—	$—	$10	$3,623
Net income for period	—	—	—	324	2	326
Other comprehensive loss	—	—	(448)	—	—	(448)
Contributions from noncontrolling interests	—	—	—	—	62	62
Other	—	192	—	—	—	192
Balance at December 31, 2022	—	3,805	(448)	324	74	3,755
Net income for period	—	—	—	392	5	397
Other comprehensive income	—	—	339	—	—	339
Contributions from noncontrolling interests	—	—	—	—	28	28
Dividends	—	(750)	—	—	—	(750)
Capital contribution	—	2,130	—	—	—	2,130
Balance at December 31, 2023	—	5,185	(109)	716	107	5,899
Net income (loss) for period	—	—	—	729	(49)	680
Other comprehensive income	—	—	443	—	—	443
Contributions from shareholders	—	631	—	—	—	631
Consolidations (deconsolidations) of noncontrolling interests	—	—	5	5	(32)	(22)
Contributions from noncontrolling interests	—	—	—	—	51	51
Dividends	—	—	—	(98)	—	(98)
Impact of common control acquisition	685	1,750	—	—	—	2,435
Other	—	3	1	4	1	9
Balance at December 31, 2024	$685	$7,569	$340	$1,356	$78	$10,028
See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Successor			Predecessor
	Year Ended December 31,		Period From May 25 to December 31,	Period From January 1 to May 24,
	2024	2023	2022	2022
Operating activities:
Net income	$680	$397	$326	$133
Adjustments to reconcile net income to net cash provided by operating activities:
Other policy revenue	(657)	(414)	(212)	(159)
Accretion on investments	(472)	(173)	(49)	7
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	939	525	319	227
Deferral of policy acquisition costs	(1,199)	(770)	(442)	(268)
Losses (gains) on investments and derivatives	(271)	(136)	12	171
Other losses (gains)	—	77	(38)	(128)
Provisions for credit losses (reversals)	107	27	65	15
Income from real estate partnerships, investment funds and corporations	(340)	(98)	(88)	(134)
Distributions from real estate partnerships, investment funds and corporations	390	81	88	138
Interest credited to policyholder account balances	2,144	480	217	150
Change in fair value of embedded derivatives	399	36	(23)	31
Depreciation and amortization	107	51	12	16
Deferred income taxes	(103)	56	53	(24)
Changes in operating assets and liabilities:
Insurance-related liabilities	1,373	1,210	124	76
Premiums due and other receivables	47	(48)	1	(55)
Funds withheld for reinsurance liabilities	(452)	—	—	—
Reinsurance recoverables and deposit assets	1,230	17	8	4
Accrued investment income	(140)	93	(188)	92
Working capital and other	(1,260)	(225)	(75)	(415)
Cash flows provided by operating activities	2,522	1,186	110	(123)

Investing activities:
Acquisition of subsidiary, net of cash acquired	8,015	—	—	—
Disposition of subsidiary, net of cash disposed	653	72	—	—
Purchase of investments:
Fixed maturity, available-for-sale	(8,709)	(2,540)	(5,079)	(2,190)
Equity securities	(490)	(531)	(155)	(27)
Mortgage loans on real estate	(1,879)	(718)	(1,254)	(489)
Private loans	(2,455)	—	—	—
Real estate and real estate partnerships	(296)	(708)	(37)	(3)
Investment funds	(315)	—	—	—
Short-term investments	(14,591)	(468)	(6,583)	(11,353)
Other invested assets	(89)	(21)	(1,244)	(122)
Proceeds from sales and maturities of investments:
Fixed maturity, available-for-sale	5,683	3,558	5,486	979
Equity securities	21	109	1	67
Mortgage loans on real estate	2,191	624	779	520
Private loans	845	—	—	—
Real estate and real estate partnerships	333	41	4	5
Investment funds	393	—	—	—
Short-term investments	12,603	—	7,957	11,837
Other invested assets	58	185	103	97

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in millions)

	Successor			Predecessor
	Year Ended December 31,		Period From May 25 to December 31,	Period From January 1 to May 24,
	2024	2023	2022	2022
Purchases of derivatives	(605)	—	—	—
Proceeds from sales and maturities of derivatives	1,292	—	—	—
Purchase of intangibles and property and equipment	(38)	(134)	(23)	(15)
Proceeds from sales of intangibles and property and equipment	35	—	—	—
Purchase of equity accounted investments	—	(739)	(443)	(125)
Distributions from equity accounted investments	7	61	146	110
Change in collateral held for derivatives	(78)	110	8	(147)
Other, net	(64)	(202)	48	—
Cash flows provided by (used in) investing activities	2,520	(1,301)	(286)	(856)

Financing activities:
Issuance of common equity	—	—	45	—
Dividends paid to stockholders	(33)	(750)	—	(22)
Borrowings from related parties	—	—	5	—
Repayment of borrowings to related parties	(239)	—	—	—
Borrowings from external parties	2,500	—	500	12
Repayment of borrowings to external parties	(887)	—	(508)	(3)
Repayment of borrowings issued to reinsurance entities	(201)	—	—	—
Policyholders’ account deposits	10,866	4,921	1,407	588
Policyholders’ account withdrawals	(8,753)	(2,281)	(895)	(506)
Debt issuance costs	(4)	—	(5)	—
Payment related to recapture of reinsurance agreement	(114)	—	—	—
Issuance of equity, noncontrolling interest	42	—	—	—
Distributions to noncontrolling interest	(81)	28	(5)	—
Cash flows provided by financing activities	3,096	1,918	544	69

Cash and cash equivalents
Cash and cash equivalents, beginning of period	3,192	1,389	1,021	1,931
Net change during the period	8,138	1,803	368	(910)
Cash and cash equivalents, end of period	$11,330	$3,192	$1,389	$1,021

Supplementary disclosures of cash flow information:
Cash taxes paid (net of refunds received)	$386	$64	$47	$361
Cash interest paid	153	99	42	—

Non-cash investing and financing activities:
Fixed maturity securities, available-for-sale received in connection with pension risk transfer transactions	$1,629	$—	$—	$—
Equity securities transferred as consideration paid for acquisition of a subsidiary	—	2,130	—	—
Non-cash deposit on reinsurance	3,394	—	—	—
Transfer of invested assets	(1,803)	—	—	—
See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
1. Organization and Description of the Company
American National Group Inc., together with its subsidiaries (collectively, “ANGI”, “we”, “our”, “us”, or the “Company”), is focused on securing the financial futures of individuals and institutions through a range of insurance and retirement services. Our business is presently conducted through our subsidiaries under three operating segments, which we refer to as our Annuities, Property and Casualty (“P&C”), and Life Insurance segments. We conduct our business in 50 states, the District of Columbia and Puerto Rico.
On May 2, 2024, the Company's predecessor, American Equity Investment Life Holding Company, an Iowa corporation ("AEL" or "American Equity") merged with and into Arches Merger Sub Inc., an indirect wholly-owned subsidiary of Brookfield Wealth Solutions Ltd. ("Brookfield Wealth Solutions"), with AEL surviving and becoming an indirect wholly-owned subsidiary of Brookfield Wealth Solutions (the "Merger"). In connection with the Merger, each issued and outstanding share of AEL's common stock was converted into the right to receive cash and class A limited voting shares of Brookfield Asset Management Ltd. (“BAM”). On May 7, 2024, American National Group, LLC, an indirect, wholly-owned subsidiary of Brookfield Wealth Solutions ("American National"), merged with and into AEL, with AEL surviving as an indirect, wholly-owned subsidiary of Brookfield Wealth Solutions (the "Post-Effective Merger"). Subsequently, AEL discontinued its existence as an Iowa corporation and continued its existence as a corporation incorporated in the State of Delaware (the "Reincorporation"). In connection with the Reincorporation, AEL changed its name to American National Group Inc. ANGI is an indirect, wholly-owned subsidiary of Brookfield Wealth Solutions. In September 2024, Brookfield Wealth Solutions changed its name from Brookfield Reinsurance Ltd. to Brookfield Wealth Solutions Ltd. and changed its trading symbol from “BNRE” to “BNT”. For purposes of these notes to the consolidated financial statements (“financial statements”), the “Company” refers to either ANGI or AEL, as required by the context.
As a result of the Post-Effective Merger, the consolidated financial statements for the periods prior to the Post-Effective Merger represent the results of American National as the accounting acquirer. For periods subsequent to the Post-Effective Merger, the consolidated financial statements represent the combined results of American National and AEL.
On August 6, 2021, American National’s corporate predecessor, American National Group, Inc. (“ANAT”), entered into an Agreement and Plan of Merger (the “ANAT Merger Agreement”) with Brookfield Wealth Solutions, then known as Brookfield Asset Management Reinsurance Partners Ltd., and Freestone Merger Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Brookfield Wealth Solutions (“Freestone Merger Sub”). On May 25, 2022, upon the terms and subject to the conditions of the ANAT Merger Agreement, Freestone Merger Sub merged with and into ANAT (the “ANAT Merger”), with ANAT continuing as the surviving entity, which became an indirect, wholly-owned subsidiary of Brookfield Wealth Solutions. The ANAT Merger was unanimously approved by ANAT’s board of directors. ANAT received the requisite stockholder approval required under Delaware law for the adoption of the Merger Agreement. Effective September 30, 2022, ANAT converted from a Delaware corporation to a Delaware limited liability company, American National. As a result, the successor periods consist of the years ended December 31, 2024 and December 31, 2023 and the comparative period from May 25, 2022 to December 31, 2022. The predecessor period consists of January 1, 2022 through May 24, 2022.
2. Summary of Significant Accounting Policies
The consolidated financial statements and notes thereto, including all prior periods presented, have been prepared under accounting principles generally accepted in the United States of America (“GAAP”). The financial statements are prepared on a going concern basis and have been presented in U.S. dollars (“USD”) rounded to the nearest million unless otherwise indicated. These financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented in accordance with GAAP.
The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Included among the material (or potentially material) reported amounts and disclosures that require use of estimates are: fair value of certain financial assets, derivatives, allowances for credit losses, deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”), reinsurance funds withheld, goodwill and other intangibles, market risk benefits (“MRB”), future policy benefits (“FPB”), policyholders’ account balances (“PAB”) including the fair value of embedded derivatives, policy and contract claims, income taxes including the recoverability of deferred tax assets, and the potential effects of resolving litigated matters. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.

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
The following tables and explanatory notes present adjustments within the statement of financial position as of December 31, 2023 and statement of operating results for the year ended December 31, 2023, the period from May 25, 2022 to December 31, 2022, and the Predecessor period from January 1, 2022 to May 24, 2022 to conform the presentation to that of ANGI’s.

	December 31, 2023
Successor	American National, Historical	Reclassification to Conform Presentation	Notes	American National, Conformed
	(Dollars in millions)
Available-for-sale fixed maturity securities, at fair value	$13,071	$(194)	2(b)	$12,877
Private loans	—	194	2(b)	194
Market risk benefit asset	34	(34)	2(a)	—
Current tax receivable	98	(98)	2(a)	—
Prepaid pension	248	(248)	2(a)	—
Intangible assets	—	44	2(a)	44
Other assets	205	336	2(a)	541
Liability for retirement benefits	26	(26)	2(c)	—
Other liabilities	441	26	2(c)	467
	$14,123	$—		$14,123

	Year Ended December 31, 2023
Successor	American National, Historical	Reclassification to Conform Presentation	Notes	American National, Conformed
	(Dollars in millions)
Net investment income	$1,501	$(113)	2(f)	$1,388
Investment related gains (losses)	—	(1)	2(d)	(1)
Net realized investment gains (losses)	(73)	73	2(d)	—
Increase in investment credit loss	(27)	27	2(d)	—
Net gains (losses) on equity securities	97	(97)	2(d)	—
Policyholder benefits and claims incurred	(3,261)	(28)	2(g)	(3,289)
Interest credited to policyholders' account balances	(628)	628	2(f)(g)	—
Interest sensitive contract benefits	—	(480)	2(g)	(480)
Amortization of deferred policy acquisition costs, deferred sales inducements, and value of business acquired	(521)	(4)	2(g)	(525)
Change in fair value of insurance-related derivatives and embedded derivatives	—	(36)	2(f)	(36)
Future policy benefit remeasurement losses	(28)	28	2(g)	—
Other operating expenses	(712)	712	2(e)	—
Operating expenses	—	(601)	2(e)(g)	(601)
Interest expense	—	(99)	2(e)	(99)
Other components of net periodic pension benefit (costs), net of tax	9	(9)	2(g)	—
	$(3,643)	$—		$(3,643)

	Period From May 25, 2022 to December 31, 2022
Successor	American National, Historical	Reclassification to Conform Presentation	Notes	American National, Conformed
	(Dollars in millions)
Net investment income	$663	$37	2(f)	$700
Investment related gains (losses)	—	(39)	2(d)	(39)
Net realized investment gains (losses)	(23)	23	2(d)	—
Increase in investment credit loss	(65)	65	2(d)	—
Net gains (losses) on equity securities	49	(49)	2(d)	—
Policyholder benefits and claims incurred	(1,188)	(2)	2(g)	(1,190)
Interest credited to policyholders' account balances	(156)	156	2(f)(g)	—
Interest sensitive contract benefits	—	(217)	2(g)	(217)
Amortization of deferred policy acquisition costs, deferred sales inducements, and value of business acquired	(322)	3	2(g)	(319)
Change in fair value of insurance-related derivatives and embedded derivatives	—	23	2(f)	23
Future policy benefit remeasurement losses	(2)	2	2(g)	—
Other operating expenses	(366)	366	2(e)	—
Operating expenses	—	(322)	2(e)(g)	(322)
Interest expense	—	(42)	2(e)	(42)
Other components of net periodic pension benefit (costs), net of tax	4	(4)	2(g)	—
	$(1,406)	$—		$(1,406)

	Period From January 1, 2022 to May 24, 2022
Predecessor	American National, Historical	Reclassification to Conform Presentation	Notes	American National, Conformed
	(Dollars in millions)
Net investment income	$385	$128	2(f)	$513
Investment related gains (losses)	—	(7)	2(d)	(7)
Net realized investment gains (losses)	21	(21)	2(d)	—
Increase in investment credit loss	(15)	15	2(d)	—
Net gains (losses) on equity securities	(13)	13	2(d)	—
Interest credited to policyholders' account balances	(53)	53	2(f)(g)	—
Interest sensitive contract benefits	—	(150)	2(g)	(150)
Change in fair value of insurance-related derivatives and embedded derivatives	—	(31)	2(f)	(31)
Other operating expenses	(256)	256	2(e)	—
Operating expenses	—	(258)	2(e)(g)	(258)
Other components of net periodic pension benefit (costs), net of tax	(2)	2	2(g)	—
	$67	$—		$67
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

(g)Other reclassifications.
Adoption of New Accounting Standards
During the year, the Company adopted the following Accounting Standard Updates (“ASU”), issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.
ASU 2022-03 – On June 30, 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments clarify that a contractual sale restriction on an equity security is not considered to be part of the unit of account of the equity security and that an entity should not consider such restriction when measuring the equity security’s fair value. In addition, the amendments clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also provide disclosure requirements relating to equity securities subject to contractual sale restrictions. This ASU was effective on January 1, 2024, and was applied prospectively. The adoption of this ASU did not have a material impact on our consolidated financial statements.
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
ASU 2023-07 – On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require the disclosure of significant segment expenses by reportable segment, enhance interim and annual disclosure requirements and clarify circumstances in which an entity can disclose multiple segment measures of profit or loss. This ASU was effective on January 1, 2024 for annual filings (and January 1, 2025 for quarterly filings) and was applied retrospectively to all prior periods presented in our consolidated financial statements. As a result of adopting this ASU, we added additional information in our segment reporting disclosure. See Note 27 - Segment Reporting.
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
For available-for-sale fixed maturity securities in an unrealized loss position, the Company first assesses whether it intends to sell the security or will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the security’s amortized cost basis is written down to fair value through income in “Investment related gains (losses)” within the Consolidated Statements of Operations. Refer to Credit Loss Allowances and Impairments within this note for impairment or credit loss-related considerations.
Equity securities primarily include common stock, preferred stock and private equity. Equity securities are carried at fair value with changes in fair value recognized in “Investment related gains (losses)” within the Consolidated Statements of Operations.
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
Mortgage loans and private loans are both presented net of the Company’s recorded allowance for expected credit loss, which represents the portion of amortized cost basis that the Company does not expect to collect. Refer to Credit Loss Allowances and Impairments within this note.
Policy loans are carried at the outstanding balance plus any accrued interest. Due to the collateralized nature of policy loans such that they cannot be separated from the policy contracts, the unpredictable timing of repayments and the fact that settlement is at outstanding value, the carrying value of policy loans approximates fair value.
Real estate and real estate partnerships are comprised of investment real estate, as well as real estate joint ventures and other limited partnerships.
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
The Company holds certain residential investment real estate through consolidation of investment company VIEs in accordance with ASC 946, Financial Services - Investment Companies (“ASC 946”), which are reported at fair value with the change in fair value on these investments reported in “Net investment income” within the Consolidated Statement of Operations. Fair values of residential investment real estate are initially based on the cost to purchase the properties and subsequently determined using broker price opinions. The residential investment real estate are leased to renters through operating lease arrangements. Rental income is recognized on a straight-line basis over the term of the respective leases in “Net investment income” within the statement of operations.
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
Real estate joint ventures and other limited partnership interests include VIEs for which the Company has significant influence over the investee’s operations without a controlling financial interest, and are accounted for using the equity method of accounting. For these joint ventures or limited partnerships, the Company records its share of earnings using a lag methodology of one to three months when timely financial information is not available, and the contractual right does not exist to receive such financial information. Certain real estate limited partnership interests are carried at cost less impairment, if any.

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
Investment funds are comprised of certain non-fixed income, alternative investments in the form of limited partnerships or similar legal structures for which the Company is not the primary beneficiary and therefore is not required to consolidate. The Company typically accounts for investment funds using the equity method of accounting, where the cost is recorded as an investment in the fund upon initial recognition, unless fair value option is elected. Under equity method, adjustments to the carrying amount reflect the Company’s pro rata ownership percentage of the operating results as indicated by net asset value (“NAV”) in the investment fund financial statements, which can be on a lag of up to three months when investee information is not received in a timely manner. In addition, the Company has concluded that it is the primary beneficiary for certain investments funds, which are investment company funds in scope of ASC Topic 946, and consolidate the funds. Valuation methods include NAV as a practical expedient and fair value based on discounted cash flow models. Income is reported on a quarter lag due to the availability of the related financial statements of these investment funds.
Short-term investments include highly liquid securities and other investments with original maturities of over 90 days and less than one year at the date of acquisition. Securities included within short-term investments are stated at fair value with amortized cost used as an approximation of fair value for certain investments.
Derivative instruments include call options used to fund fixed indexed annuity contracts and equity-indexed universal life contracts (“insurance-related derivatives”) as well as other derivative instruments purchased to manage foreign currency exposure and other market risks associated with certain assets and liabilities. Derivative instruments are recorded at fair value on the acquisition date and subsequently revalued at fair value at each reporting date. Derivative instruments with positive values are recorded as derivative assets within “Other invested assets” and derivative instruments with negative fair values are reported as derivative liabilities within “Other liabilities” in the Consolidated Statements of Financial Position. If a derivative is not designated for hedge accounting, changes in the fair value of derivatives are recorded in “Investment related gains (losses)” in the Consolidated Statements of Operations, except for insurance-related derivatives, whose fair value changes are recorded in “Change in fair value of insurance-related derivatives and embedded derivatives”, along with fair value changes from embedded derivatives on related fixed indexed annuity and equity-indexed universal life contracts.
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
Hedge Accounting
To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge. In its hedge documentation, the Company identifies (i) how the hedging instrument is expected to hedge the designated risks related to the hedged item; (ii) the method that will be used to retrospectively and prospectively assess the hedge effectiveness; and (iii) the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the hedge accounting relationship.
The Company applies fair value hedge accounting treatment to certain of its qualifying derivative instruments in relation to foreign currency risks of certain available-for-sale fixed maturity securities. Under a fair value hedge, the changes in the fair value of the hedging derivative and changes in the fair value of the hedged items related to the designated risk being hedged are reported on the Consolidated Statements of Operations in the same line item. When the hedged items are available-for-sale fixed maturity securities, changes in fair value of the hedged items that relate to the designated risk are recognized in earnings instead of other comprehensive income, and the carrying values of the hedged items are not remeasured.
The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer highly effective in offsetting changes in the estimated fair value of a hedged item; (ii) the derivative expires, is sold, terminated or exercised; or (iii) the derivative is de-designated as a hedging instrument. When the hedge accounting is discontinued, the derivative continues to be carried at fair value on the Consolidated Statements of Financial Position, with changes in the fair value recognized in “Investment related gains (losses)” in the Consolidated Statements of Operations.

Other invested assets are primarily comprised of derivatives assets, net of qualifying collaterals held. Federal Home Loan Bank stock, as well as separately managed accounts which are portfolios of individual securities, such as stocks or bonds, that are managed on behalf of the Company by an investment manager, are also included in other invested assets and are carried at cost or market value if available from the account manager. Other invested assets also include financing receivables, residual tranche investments to which we elected to apply the fair value option in accordance with ASC 825, company owned life insurance (“COLI”), tax credit partnerships and mineral rights less allowance for depletion, where applicable.
Reinsurance recoverables and deposit assets include the reinsurance receivables from reinsurers, reinsurance recoverables from reinsurers, and deposit assets associated with reinsurance agreements.
For long term duration contracts, each reinsurance agreement is assessed to determine whether the agreement transfers significant insurance risk to the reinsurer. If insurance risk is transferred, the Company utilizes the reinsurance method of accounting. If the agreement does not transfer significant insurance risk, the Company utilizes the deposit method of accounting. The reinsurance recoverable and deposit assets include deposit assets, reinsurance market risk benefits, amounts due from reinsurers for paid or unpaid claims, claims incurred but not reported (“IBNR”), policyholder account balances or future policy benefits. The reinsurance recoverables are presented net of a reserve for collectability. The Company has ceded disability, medical and long-term care insurance, annuity contracts including lifetime income benefit riders, as well as PRT contracts with significant insurance risk to other insurance companies through reinsurance. The Company also cedes annuity contracts without significant insurance risk to other insurance companies.
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
Expected Credit Losses
The Company records an allowance for credit loss in earnings within “Investment related gains (losses)” in an amount that represents the portion of the amortized cost basis of mortgage and private loans that we do not expect to collect, resulting in the loans being presented at the net amount expected to be collected. In determining the credit loss allowances, management applies significant judgment to estimate expected lifetime credit loss, including: (i) pooling loans that share similar risk characteristics, (ii) considering expected lifetime credit loss over the contractual term of its loans adjusted for expected prepayments and any extensions, and (iii) considering past events and current and forecasted economic conditions. The allowance is calculated quarterly for each loan type based on its unique inputs. The Company uses the discounted cash flow model to assess expected credit loss.
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
Cash and cash equivalents have durations that do not exceed 90 days at the date of acquisition, include cash on-hand and in banks, as well as amounts invested in money market funds.
Property and equipment are measured at cost less accumulated depreciation and accumulated impairment losses, if any. Cost includes expenditures that are directly attributable to the acquisition of the asset. The cost of assets include the cost of materials and direct labor, any other costs directly attributable to bringing the assets to a working condition for their intended use, and the cost of dismantling and removing the items and restoring the site on which they are located.
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
The Company’s intangible assets are primarily from the acquisition of AEL and American National. Definite-lived intangible assets include distributor relationships and trade names, as well as other intangible assets such as capitalized software and leases. Indefinite-lived intangible assets represent insurance licenses held by the acquired insurance companies.
(i) Distributor Relationships
The distribution assets reflect relationships AEL and American National have with their respective third-party intermediaries that generate new business for the Company. These assets were valued using the multi-period excess-earnings method, which derives value based on the present value of the after-tax cash flows attributable to the intangible asset only. The useful life of distributor relationships ranges approximately from 15 to 30 years.
(ii) Trade Names
This represents trade names of AEL and American National and was valued using the relief from royalty method, which derives value based on present value of the after-tax royalty savings attributable to owning the intangible asset. The useful life of the trade name is ten years for AEL and ten years for American National.
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
Insurance contracts are grouped into cohorts by contract type and issue year consistent with estimating the associated liability for future policy benefits. DAC and DSI are amortized on constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. DAC and DSI will be amortized over the bases selected by product as listed below, all of which provide a constant level representation of contract term.

Product(s)	Amortization Base
Traditional life products	Nominal face amount
Life contingent payout annuities	Annualized benefit amount in force
Health products	Original annual premium
Fixed deferred annuities, fixed index annuities, variable annuities	Policy count
Universal life products	Initial face amount
Property and Casualty	Earned premium
The assumptions used in the calculation for DAC and DSI are impacted by the changes in actuarial assumptions as a result of assumption reviews and updates for associated insurance liabilities, which include full surrenders, partial withdrawals, mortality, premium persistency, utilization and reset assumptions associated with lifetime income benefit riders, and the option budget assumption. The Company reviews and updates actuarial experience assumptions serving as inputs to the models that establish the expected life for DAC and other actuarial balances during the third quarter of each year, or more frequently if evidence suggests assumptions should be revised. The Company makes model refinements as necessary, and any changes resulting from these assumption updates are applied prospectively.
Amortization of DAC and DSI is included in the “Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired” on the Consolidated Statement of Operations.
For short-duration contracts, DAC is grouped consistent with the manner in which insurance contracts are acquired, serviced, and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts. Investment income is anticipated in assessing the recoverability of DAC for short-duration contracts.

Value of business acquired (“VOBA”) is an intangible asset or liability resulting from a business combination that represents the difference between the policyholder liabilities measured in accordance with the acquiring company’s accounting policies and the estimated fair value of the same acquired policyholder liabilities in-force at the acquisition date. The estimated fair value of the acquired liabilities includes assumptions on future policy benefits and contract charges, premiums, discount rates, and the net investment earned rate. VOBA can be either positive or negative. Positive VOBA is recorded in the “Deferred policy acquisition costs, deferred sales inducements and value of business acquired” line in the Consolidated Statements of Financial Position. Negative VOBA occurs when the estimated fair value of in-force contracts in a life insurance company acquisition is less than the amount recorded as insurance contract liabilities, and is recorded in the “Future policy benefits” in the Consolidated Statements of Financial Position.
VOBA is amortized on a basis consistent with the related policyholder liabilities over the remaining life of the acquired underlying policies using the same methodology, factors and assumptions used to amortize DAC and DSI. Amortization of VOBA intangible asset is included in the “Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired” on the statement of operations. Amortization of VOBA intangible liability is included in “Policyholder benefits and claims incurred” on the statements of operations.
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
Separate account assets and liabilities are funds that are held separate from the general assets and liabilities of the Company. Separate account assets include funds representing the investments of variable insurance product contract holders, who bear the investment risk of such funds. Investment income and investment gains and losses from these separate funds accrue to the benefit of the contract holders. The Company reports separately, as assets and liabilities, investments held in such separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities; (iii) investments are directed by the contract holder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contract holder. In addition, the Company’s qualified pension plan assets and certain assets supporting our pension risk transfer business are included in separate accounts. The assets of these accounts are carried at fair value. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses in the Consolidated Statements of Operations. Separate accounts are established in conformity with insurance laws and are not chargeable with liabilities that arise from any other business of the Company.
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
Collateralized borrowing transactions – Securities sold under repurchase agreements, as well as securities purchased under reverse repurchase agreements, are collateralized borrowing transactions that do not qualify for sale accounting under ASC 860, Transfers and Servicing (“ASC 860”). A repurchase agreement provides the lender of securities the right to receive from the counterparty sufficient cash to purchase the same securities at the maturity of the agreement. A repurchase agreement is accounted for as a collateralized borrowing, whereas a reverse repurchase agreement is accounted for as a collateralized lending. These transactions are measured at amortized cost and are recorded at amounts at which the securities were initially sold.
For repurchase agreements, the Company recognizes an asset in the Consolidated Statements of Financial Position, representing the cash received, and a liability for the same amount, representing the obligation to repurchase the loaned securities. Repurchase agreements with the same counterparty are presented as net in the Consolidated Statements of Financial Position when the criteria to offset are met. For reverse repurchase agreements, the Company recognizes a receivable for cash provided in the Consolidated Statements of Financial Position. Securities sold under repurchase agreements continue to be recognized in the Consolidated Statements of Financial Position, while securities purchased under reverse repurchase agreements are not recognized in the Consolidated Statements of Financial Position.
Future policy benefits (“FPB”) is calculated as the present value of expected future policy benefits to be paid or on behalf of policyholders and certain related expenses, reduced by the present value of expected net premiums to be collected from policyholders. Principal assumptions used in the establishment of the FPB include mortality, morbidity, lapse, incidence, terminations, claim-related expenses and other contingent events based on the respective product type. The Company groups contracts into annual or deal level cohorts based on product type and contract inception date for the purposes of calculating the liability for future policy benefits.

The Company updates its estimate of cash flows over the entire life of a group of contracts using actual historical experience and current future cash flow assumptions. The Company reviews and updates cash flow assumptions at least annually during the third quarter of each year, and at the same time every year by cohort or product. The Company also reviews more frequently and updates its cash flow assumptions during an interim period if evidence suggests cash flow assumptions should be revised. Assumption revisions will be reflected in the net premium ratio and FPB calculation in the quarter in which assumptions are revised. The effects of changes in such estimated liabilities are included in the Consolidated Statements of Operations in the period in which the changes occur. The change in the liability due to actual experience is recognized in “Policyholder benefits and claims incurred” in the Consolidated Statements of Operations.
The change in FPB that is recognized in “Policyholder benefits and claims incurred” in the Consolidated Statement of Operations is calculated using a locked-in discount rate. The Company measures the FPB at each reporting period using both the locked-in discount rate and the current discount rate curves. For contracts issued subsequent to the transition date of Targeted Improvements to the Accounting for Long-Duration Insurance Contracts (“LDTI”), the upper-medium grade discount rate used for interest accretion is locked in for the cohort and represents the original discount rate at the issue date of the underlying contracts. The FPB for all cohorts is remeasured to a current upper-medium grade discount rate at each reporting date through other comprehensive income. The Company generally interprets the original discount rate to be a rate comparable to that of a U.S. corporate single A rate that reflects the duration characteristics of the liability. The upper-medium grade discount rate is determined using observable market data, including published upper-medium grade discount curves. In situations where market data for an upper-medium grade discount curve is not available (e.g., in certain foreign jurisdictions), spreads are applied to adjust the available observable market data to an upper-medium grade discount curve. For certain long-tailed life insurance liabilities with expected future cash flows longer than the last observable tenor (30 years), the discount rate for future cash flows beyond 30 years will be held constant at the ultimate (30 years) observable forward rate.
Should the present value of actual and future expected benefits less day one FPB balance exceed the present value of actual and future expected gross premiums, the net premium ratio will be capped at 100% and a gross premium FPB will be held. The immediate charge, recognized in earnings through “Policyholder benefits and claims incurred”, will be the amount by which the uncapped net premium ratio exceeds 100% times the present value of future expected gross premium. This assessment will be performed at the cohort level.
The Company changed its method of measurement and presentation and disclosure of long-duration insurance contracts for LDTI using the full retrospective approach applied as of the transition date of May 25, 2022. Due to the acquisition of American National by Brookfield Reinsurance on May 25, 2022 and the guidelines under ASC 805, Business Combinations, the inception date for all contracts issued before that date became May 25, 2022.
Deferred Profit Liability (“DPL”):
For limited-payment products, gross premiums received in excess of net premiums are deferred at initial recognition as a DPL. Gross premiums are measured using assumptions consistent with those used in the measurement of the liability for future policy benefits, including discount rate, mortality, lapses and expenses.
The DPL is amortized and recognized as “Policyholder benefits and claims incurred” in the Consolidated Statements of Operations in proportion to expected future benefit payments from the respective insurance contracts. Interest is accreted on the balance of the DPL using the discount rate determined at contract issuance. The Company reviews and updates its estimate of cash flows from the DPL at the same time as the estimates of cash flows for the liability for future policy benefits. When cash flows are updated, the updated estimates are used to recalculate the DPL at contract issuance. The recalculated DPL as of the beginning of the current reporting period is compared to the carrying amount of the DPL as of the beginning of the current reporting period, and any difference is recognized as “Policyholder benefits and claims incurred” in the Consolidated Statements of Operations.
DPL is recorded in “Future policy benefits” on the Consolidated Statements of Financial Condition.
Policyholders’ account balances (“PAB”) represent the contract value that has accrued to the benefit of the policyholders related to universal-life and investments-type contracts. For fixed products, these are generally equal to the accumulated deposits plus interest credited, reduced by withdrawals, payouts and accumulated policyholder assessments. Indexed product account balances with returns linked to the performance of a specified market index are equal to the sum of the host (or guaranteed) component of the contracts and the fair value of the embedded derivatives which include funded benefits in excess of the host guarantee. The host value is established at inception of the contract and accreted over the policy’s life at a constant level of interest. The fair value of the embedded derivative is estimated by projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and discounting the excess of the projected contract value amounts at the applicable risk-free interest rates adjusted for nonperformance risk related to those liabilities. Interest credited or index credits to policyholders’ account balances pursuant to accounting by insurance companies for certain long-duration contracts are included in “Interest sensitive contract benefits” in the statements of operations. Changes in the fair value of the embedded derivatives are included in the “Change in fair value of insurance-related derivatives and embedded derivatives” in the Consolidated Statements of Operations.

Liabilities for unpaid claims and claim adjustment expenses (“CAE”) are established to provide for the estimated costs of paying claims. These reserves include estimates for both case reserves and IBNR liabilities. Case reserves include the liability for reported but unpaid claims and are determined on either a judgment or a formula basis depending on the timing and type of the loss. IBNR liabilities include a provision for potential development on case reserves, losses on claims currently closed which may reopen in the future, as well as IBNR claims. IBNR estimates are based on many variables including historical statistical information, inflation, legal environment, economic conditions, and trends in claim severity and frequency. These liabilities also include an estimate of the expense associated with settling claims, including legal and other fees, and the general expenses of administering the claims adjustment process. Liabilities for unpaid claims and claim adjustment expenses for health and property and casualty insurance are included in “Policy and contract claims” in the Consolidated Statements of Financial Position.
Market risk benefits (“MRB”) are contracts or contract features that provide protection to the policyholder from other-than-nominal capital market risk and expose us to such risk. The Company issues certain fixed indexed annuity and fixed rate annuity contracts that provide minimum guarantees to policyholders including guaranteed minimum withdrawal benefits and guaranteed minimum death benefits that are MRBs. MRBs are measured at fair value, at the individual contract level, and can be either an asset or a liability. Contracts which contain more than one MRB feature are combined into one single MRB. The fair value is calculated using stochastic models. At contract inception, attributed fees are calculated based on the present value of the fees and assessments collectible from the policyholder relative to the present value of expected benefits paid attributable to the MRB. The attributed fees remain static over the life of the MRB and is used to calculate the fair value of the MRB using a risk neutral valuation method. The attributed fees cannot be negative and cannot exceed the total explicit fees collectible from the policyholder. The periodic change in fair value is recognized in earnings with the exception of the periodic change in fair value related to the instrument-specific credit risk, which is recognized in other comprehensive income (“OCI”).
The actuarial assumptions used in the MRB calculation are the Company’s best estimate assumptions. Assumptions are adjusted to reflect fair value by applying a margin for non-hedgeable risk and an adjustment for own credit spread through the discount rate. The risk-free discount rate is the scenario specific US treasury rate.
Market risk benefits with positive values are recorded as “Other assets” and negative fair values are reported as “Market risk benefit” liabilities in the Consolidated Statements of Financial Position. The ceded MRB assets are presented in “Reinsurance recoverables and deposit assets” on the Consolidated Statements of Financial Position.
Funds withheld for reinsurance liabilities represent the payable for amounts contractually withheld in accordance with reinsurance agreements where certain of the Company’s subsidiaries act as cedants. While the assets in the funds withheld are legally owned by the cedant, the reinsurer is subject to all investment performance and economic rights and obligations to the funds withheld assets similar to invested assets held directly by the reinsurer. The assets in the funds withheld account, including cash and cash equivalents, fixed income securities and derivatives carried at fair value, are recorded in respective investment line items in the Consolidated Statements of Financial Position. These funds withheld assets are offset by recognizing a corresponding liability. The funds withheld for reinsurance liability includes an embedded derivative that is bifurcated from the host contract. The fair value of the embedded derivative is calculated based upon the change in the fair value of the underlying assets in the funds withheld account. These embedded derivatives are included within “Funds withheld for reinsurance liabilities” along with the host contract on the Consolidated Statements of Financial Position. Changes in the fair value of these embedded derivatives are included in “Change in fair value of insurance-related derivatives and embedded derivatives” in the Consolidated Statements of Operations.
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
Liabilities for participating insurance policies are included within “Other policyholder funds” in the Consolidated Statements of Financial Position.
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

Deferred annuity premiums are recorded as deposits rather than recognized as revenue. Revenues from deferred annuity contracts are principally surrender charges and living income benefit rider charges assessed against policyholder account balances during the period. In the case of variable annuities, revenues include administrative fees assessed to contract holders. These revenues are included within “Other policy revenue” in the statement of operations.
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
Gross premiums for PRT contracts issued are recognized as revenue when due and collection is reasonably assured. When premiums are recognized, future policy benefits are computed, the result being that benefits and expenses are matched with such revenue. Premiums ceded are recognized when due and in accordance with the terms of the contractual agreement between the Company and reinsurer. Premium refunds, if any, are recognized on an accrual basis. Policyholder benefits are recorded in the Consolidated Statements of Operations when they are due and incurred.
Net investment income includes interest and dividend income on investments as well as the change in fair value on investments reported at fair value under ASC 946. Interest income on investments measured at amortized cost is calculated using the effective interest method. Dividend income is recognized when the right to receive payments is established.
Investment related gains (losses) include realized gains and losses on investments representing the difference between net sale proceeds and the carrying value, mark-to-market gains (losses) on equity securities carried at fair value, allowance for credit loss and foreign exchange gains (losses), determined on the basis of specific identification based on the trade date for all security transactions.
Change in fair value of insurance-related derivatives and embedded derivatives include the change in fair value of embedded derivatives for fixed indexed annuities, equity-indexed universal life contracts and funds withheld for reinsurance liabilities, as well as the change in fair value of insurance-related derivatives, which are call options used to fund fixed indexed annuity contracts and equity-indexed universal life contracts. The change in fair value of embedded derivatives for fixed index annuities equals the change in the difference between policy benefit reserves for fixed index annuities computed under the derivative accounting standard and the long-duration contracts accounting standard as of each reporting date.
Current tax assets and liabilities are measured at the amount expected to be recovered from or paid to taxation authorities within a year. The tax rates and tax laws used to compute the amounts are those that are enacted or substantively enacted at the end of each year.
Deferred income tax – We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.
We recognize DTAs to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law and results of recent operations. If we determine that we would be able to realize our DTAs in the future in excess of their net recorded amount, we would make an adjustment to the DTA valuation allowance, which would reduce the provision for income taxes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.
We record uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, on the basis of a two-step process in which (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position; and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
Segments – In accordance with ASC 280, Operating Segments, the Company uses a management approach to determine operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocation of resources and assessing performance. The Company’s CODM has been identified as the BWS Chief Executive Officer and the BWS Chief Financial Officer who review the results of operations when making decisions about capital allocation and investment strategies, as well as product mix and pricing of insurance products. Our operations are organized into three reportable segments: Annuities, Property and Casualty, and Life Insurance (see Note 27 - Segment Reporting).
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

Recently Issued Accounting Pronouncements
The Company continues to assess the impacts of the ASUs issued but not yet adopted as of December 31, 2024 on the financial statements. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.
ASU 2023-06 – On October 9, 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments modify the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements and also facilitate the comparison of entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments in this update should be applied prospectively. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.
ASU 2023-09 — On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU aim to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. Among other things, it requires, on an annual basis, the disclosure of the following: (i) specific categories in the rate reconciliation; (ii) additional information for reconciling items that meet a quantitative threshold; (iii) the amount of income taxes paid disaggregated by federal, state, and foreign taxes; and (iv) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. This ASU will be effective for fiscal years beginning after December 15, 2024 to be applied prospectively with an option for retrospective application, with early adoption permitted. As this ASU applies to disclosure requirements, the Company does not expect the adoption of this guidance to have a material impact on its financial statements.
ASU 2024-03 – On November 4, 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU will be effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, to be applied on either a retrospective or prospective basis subject to certain exceptions, with early adoption permitted. We are currently evaluating the impact of this ASU on our financial statements. However, as they apply to disclosure requirements, the adoption of this ASU is not anticipated to have a material impact on our profitability, financial position or cash flows.

3. Available-For-Sale Fixed Maturity Securities
The total amortized cost, fair value, allowance for credit losses, gross unrealized gains and losses of available-for-sale fixed maturity securities are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(Dollars in millions)
December 31, 2024
U.S. treasury and government	$87	$—	$(1)	$—	$86
U.S. states and political subdivisions	3,200	37	(30)	—	3,207
Foreign governments	1,568	6	(33)	—	1,541
Corporate debt securities	32,770	454	(350)	(26)	32,848
Residential mortgage-backed securities	1,086	25	(4)	(1)	1,106
Commercial mortgage-backed securities	2,755	65	(24)	—	2,796
Collateralized debt securities	5,661	77	(30)	—	5,708
Total fixed maturity securities	$47,127	$664	$(472)	$(27)	$47,292

December 31, 2023
U.S. treasury and government	$63	$—	$(1)	$—	$62
U.S. states and political subdivisions	594	1	(17)	—	578
Foreign governments	9	—	—	—	9
Corporate debt securities	11,144	79	(420)	(19)	10,784
Residential mortgage-backed securities	131	—	(4)	(1)	126
Commercial mortgage-backed securities	—	—	—	—	—
Collateralized debt securities	1,340	9	(27)	(4)	1,318
Total fixed maturity securities	$13,281	$89	$(469)	$(24)	$12,877
The amortized cost and fair value of available-for-sale fixed maturity securities at December 31, 2024, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. All of our mortgage and collateralized debt securities provide for periodic payments throughout their lives and are shown below as separate lines.

	Available-For-Sale
	Amortized Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$1,354	$1,356
Due after one year through five years	14,770	14,801
Due after five years through ten years	6,666	6,657
Due after ten years	14,835	14,868
	37,625	37,682
Residential mortgage-backed securities	1,086	1,106
Commercial mortgage-backed securities	2,755	2,796
Collateralized debt securities	5,661	5,708
	$47,127	$47,292
Proceeds from sales of available-for-sale fixed maturity securities, with the related gross realized gains and losses, are shown below:

	Successor			Predecessor
	Year Ended December 31,		Period From May 25 to December 31,	Period From January 1 to May 24,
	2024	2023	2022	2022
	(Dollars in millions)
Proceeds from sales and maturities of investments - Fixed maturity, available-for-sale	$5,683	$3,558	$5,486	$979
Gross realized gains	17	3	10	—
Gross realized (losses)	(182)	(68)	(40)	—

The Company has pledged bonds in connection with certain agreements and transactions, such as financing and reinsurance agreements. The carrying value of bonds pledged was $8.8 billion and $39 million as of December 31, 2024 and December 31, 2023, respectively.
In accordance with various regulations, the Company has securities on deposit with regulating authorities with a carrying value of $65 million and $54 million as of December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2024 and December 31, 2023, amounts loaned under reverse repurchase agreements were $400 million and $0 million, respectively, and the fair value of the collateral, comprised of equity securities, was $783 million and $0 million, respectively.
The gross unrealized losses and fair value of available-for-sale fixed maturity securities, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position due to market factors are shown below:

	Less than 12 months			12 months or more			Total
	Number of Issues	Gross Unrealized Losses (1)	Fair Value	Number of Issues	Gross Unrealized Losses (1)	Fair Value	Number of Issues	Gross Unrealized Losses (1)	Fair Value
	(Dollars in millions)
December 31, 2024
U.S. treasury and government	3	$—	$29	1	$(1)	$36	4	$(1)	$65
U.S. states and political subdivisions	174	(20)	851	190	(10)	280	364	(30)	1,131
Foreign governments	8	(33)	1,206	—	—	—	8	(33)	1,206
Corporate debt securities	1,514	(165)	6,615	384	(185)	4,015	1,898	(350)	10,630
Residential mortgage-backed securities	47	(3)	178	16	(1)	61	63	(4)	239
Commercial mortgage-backed securities	104	(24)	667	—	—	—	104	(24)	667
Collateralized debt securities	178	(29)	1,182	5	(1)	22	183	(30)	1,204
Total	2,028	$(274)	$10,728	596	$(198)	$4,414	2,624	$(472)	$15,142

December 31, 2023
U.S. treasury and government	17	$(1)	$27	35	$—	$25	52	$(1)	$52
U.S. states and political subdivisions	214	(3)	219	142	(14)	285	356	(17)	504
Foreign governments	—	—	—	2	—	9	2	—	9
Corporate debt securities	1,343	(141)	2,941	1,906	(279)	6,475	3,249	(420)	9,416
Residential mortgage-backed securities	6	(1)	39	39	(3)	64	45	(4)	103
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—
Collateralized debt securities	102	(4)	258	201	(23)	782	303	(27)	1,040
Total	1,682	$(150)	$3,484	2,325	$(319)	$7,640	4,007	$(469)	$11,124
(1)Unrealized losses have been reduced to reflect the allowance for credit losses of $27 million and $24 million as of December 31, 2024 and 2023, respectively.
The unrealized losses at December 31, 2024 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at December 31, 2024. Approximately 89% and 87% of the unrealized losses on fixed maturity securities shown in the above table for December 31, 2024 and 2023, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
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
Allowance for Credit Losses
Several assumptions and underlying estimates are made in the evaluation of allowance for credit loss. Examples include financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices.

The rollforward of the allowance for credit losses for available-for-sale fixed maturity securities is shown below:

Predecessor	Corporate Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Balance at December 31, 2021	$(7)	$—	$—	$(3)	$(10)
Credit losses recognized on securities for which credit losses were not previously recorded	(26)	—	—	—	(26)
Reductions for securities sold during the period	—	—	—	—	—
Allowance on securities that had an allowance recorded in a previous period	5	—	—	(1)	4
Balance at May 24, 2022	$(28)	$—	$—	$(4)	$(32)

Successor	Corporate Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Balance at May 25, 2022	$—	$—	$—	$—	$—
Credit losses recognized on securities for which credit losses were not previously recorded	(23)	—	—	(4)	(27)
Reductions for securities sold during the period	—	—	—	—	—
Allowance on securities that had an allowance recorded in a previous period	(1)	—	—	(1)	(2)
Balance at December 31, 2022	(24)	—	—	(5)	(29)
Credit losses recognized on securities for which credit losses were not previously recorded	(39)	(1)	—	(8)	(48)
Reductions for securities sold during the period	5	—	—	1	6
Allowance on securities that had an allowance recorded in a previous period	39	—	—	8	47
Balance at December 31, 2023	(19)	(1)	—	(4)	(24)
Credit losses recognized on securities for which credit losses were not previously recorded	(46)	—	—	—	(46)
Reductions for securities sold during the period	5	—	—	1	6
Allowance on securities that had an allowance recorded in a previous period	34	—	—	3	37
Balance at December 31, 2024	$(26)	$(1)	$—	$—	$(27)
4. Equity Securities
The net gains (losses) on equity securities recognized in “Investment related losses” on the Consolidated Statements of Operations are shown below:

	Successor			Predecessor
	Year Ended December 31,		Period From May 25 to December 31,	Period From January 1 to May 24,
	2024	2023	2022	2022
	(Dollars in millions)
Unrealized gains (losses) on equity securities	$(56)	$85	$49	$(7)
Net gains (losses) on equity securities sold	8	12	—	(6)
Net gains (losses) on equity securities	$(48)	$97	$49	$(13)

Equity securities by market sector distribution are shown below, based on carrying value:

	December 31,
	2024	2023
Consumer goods	5%	—%
Education	20%	—%
Energy and utilities	10%	30%
Finance	48%	24%
Healthcare	2%	9%
Industrials	12%	3%
Information technology	—%	18%
Other	3%	16%
Total	100%	100%
5. Mortgage Loans on Real Estate
Our mortgage loan investments consist of the following two portfolio segments: commercial mortgage loans and residential mortgage loans. Our mortgage loan portfolios are summarized in the following table.

	December 31,
	2024	2023
	(Dollars in millions)
Commercial mortgage loans:
Principal outstanding	$10,059	$5,870
Deferred fees and costs, net	(19)	(72)
Unamortized discounts and premiums, net	(464)	(87)
Amortized cost	9,576	5,711
Allowance for credit losses	(146)	(53)
Commercial mortgage loans, carrying value	9,430	5,658

Residential mortgage loans:
Principal outstanding	2,777	57
Deferred fees and costs, net	—	(57)
Unamortized discounts and premiums, net	(81)	—
Amortized cost	2,696	—
Allowance for credit losses	(9)	—
Residential mortgage loans, carrying value	2,687	—
Mortgage loans, carrying value	$12,117	$5,658

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

	December 31,
	2024		2023
	Amortized Cost	Percent	Amortized Cost	Percent
	(Dollars in millions)
Geographic distribution
Pacific	$2,060	21.5%	$905	15.9%
Mountain	1,678	17.5%	1,327	23.2%
West North Central	280	2.9%	178	3.1%
West South Central	1,443	15.1%	1,081	18.9%
East North Central	1,012	10.6%	829	14.5%
East South Central	144	1.5%	50	0.9%
Middle Atlantic	591	6.2%	129	2.3%
South Atlantic	1,993	20.8%	1,000	17.5%
New England	133	1.4%	12	0.2%
Other	242	2.5%	200	3.5%
	9,576	100.0%	5,711	100.0%
Allowance for credit losses	(146)		(53)
Total, net of allowance	$9,430		$5,658

Property type distribution
Agricultural	$447	4.7%	$—	—%
Apartment	2,325	24.3%	1,091	19.1%
Hotel	1,246	13.0%	966	16.9%
Industrial	1,859	19.4%	1,052	18.4%
Office	1,425	14.9%	999	17.5%
Parking	326	3.4%	414	7.2%
Retail	1,572	16.4%	781	13.7%
Storage	176	1.8%	118	2.1%
Other	200	2.1%	290	5.1%
	9,576	100.0%	5,711	100.0%
Allowance for credit losses	(146)		(53)
Total, net of allowance	$9,430		$5,658
Our residential mortgage loan portfolio consists of loans with an amortized cost of $2.7 billion and $0 million as of December 31, 2024 and 2023, respectively. These loans are collateralized by the related properties and diversified as to location within the United States.
Mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Interest income is included in Net investment income on our Consolidated Statements of Operations. Accrued interest receivable, which was $99 million and $27 million as of December 31, 2024 and 2023, respectively, is included in Accrued investment income on our Consolidated Statements of Financial Position.
Allowance for Credit Losses
We establish a valuation allowance to provide for the risk of credit losses inherent in our mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost, which excludes accrued interest receivable. We do not measure a credit loss allowance on accrued interest receivable as we write off any uncollectible accrued interest receivable balances to net investment income in a timely manner. We charged off $3 million of uncollectible accrued interest receivable on our mortgage loan portfolios for the year ended December 31, 2024. We did not charge off any uncollectible accrued interest receivable on our mortgage loan portfolios for the year ended December 31, 2023.
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

The following table represents a rollforward of the allowance for credit losses on our mortgage loan portfolios:

Predecessor	Commercial	Residential	Total
	(Dollars in millions)
Balance at December 31, 2021	$(97)	$—	$(97)
Provision	4	—	4
Writeoffs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Balance at May 24, 2022	$(93)	$—	$(93)

Successor	Commercial	Residential	Total
	(Dollars in millions)
Balance at May 25, 2022	$—	$—	$—
Provision	(38)	—	(38)
Writeoffs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Balance at December 31, 2022	(38)	—	(38)
Provision	(15)	—	(15)
Writeoffs charged against the allowance	(15)	—	(15)
Recoveries of amounts previously written off	15	—	15
Balance at December 31, 2023	(53)	—	(53)
Acquisition from business combination	(13)	—	(13)
Provision	(84)	(9)	(93)
Writeoffs charged against the allowance	—	—	—
Recoveries of amounts previously written off	4	—	4
Balance at December 31, 2024	$(146)	$(9)	$(155)
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

We closely monitor loan performance for our commercial and residential mortgage loan portfolios. Aging of financing receivables is summarized in the following table (by year of origination):

	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
As of December 31, 2024:	(Dollars in millions)
Commercial mortgage loans
Current	$487	$649	$2,204	$1,270	$943	$3,736	$9,289
30 - 59 days past due	—	25	4	—	10	48	87
60 - 89 days past due	—	—	50	30	—	—	80
Non-accrual (90 days or more past due)	—	8	42	16	6	48	120
Total commercial mortgage loans	$487	$682	$2,300	$1,316	$959	$3,832	$9,576

Residential mortgage loans
Current	$294	$790	$970	$222	$121	$7	$2,404
30 - 59 days past due	3	41	45	2	4	—	95
60 - 89 days past due	—	7	20	2	4	5	38
Non-accrual (90 days or more past due)	3	51	76	18	8	3	159
Total residential mortgage loans	$300	$889	$1,111	$244	$137	$15	$2,696
Total mortgage loans	$787	$1,571	$3,411	$1,560	$1,096	$3,847	$12,272
Allowance for credit losses							(155)
Total, net of allowance							$12,117

	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
As of December 31, 2023:	(Dollars in millions)
Commercial mortgage loans
Current	$319	$1,486	$679	$489	$488	$2,120	$5,581
30 - 59 days past due	—	26	—	—	5	21	52
60 - 89 days past due	—	50	—	—	—	13	63
Non-accrual (90 days or more past due)	—	—	—	—	—	15	15
Total commercial mortgage loans	$319	$1,562	$679	$489	$493	$2,169	$5,711

Residential mortgage loans
Current	$—	$—	$—	$—	$—	$—	$—
30 - 59 days past due	—	—	—	—	—	—	—
60 - 89 days past due	—	—	—	—	—	—	—
Non-accrual (90 days or more past due)	—	—	—	—	—	—	—
Total residential mortgage loans	$—	$—	$—	$—	$—	$—	$—
Total mortgage loans	$319	$1,562	$679	$489	$493	$2,169	$5,711
Allowance for credit losses							(53)
Total, net of allowance							$5,658
Commercial and residential mortgage loans are considered nonperforming when they become 90 days or more past due. When loans become nonperforming, we place them on non-accrual status and discontinue recognizing interest income. If payments are received on a nonperforming loan, interest income is recognized to the extent it would have been recognized if normal principal and interest would have been received timely. If payments are received to bring a nonperforming loan back to less than 90 days past due, we will resume accruing interest income on that loan. There were 263 loans in non-accrual status at December 31, 2024 and 3 loans in non-accrual status at December 31, 2023. During the years ended December 31, 2024, 2023, and 2022 we recognized interest income of $2 million, $2 million, and $0 million, respectively, on loans which were in non-accrual status at the respective period end.

Loan Modifications
Our commercial and residential mortgage loans may be subject to loan modifications. Loan modifications may be granted to borrowers experiencing financial difficulty and could include principal forgiveness, interest rate reduction, an other-than-significant delay or a term extension.
A loan modification typically does not result in a change in valuation allowance as it is already incorporated into our allowance methodology. However, if we grant a borrower experiencing financial difficulty principal forgiveness, the amount of principal forgiven would be written off, which would reduce the amortized cost of the loan and result in an adjustment to the valuation allowance. The carrying amount of mortgage loans experiencing financial difficulty, for which modifications have been granted, was $260 million and $219 million for years ended December 31, 2024 and 2023, respectively.
6. Private Loans
The following table summarizes the credit ratings of our private loans:

	December 31,
	2024	2023
	(Dollars in millions)
A or higher	$1,443	$—
BBB	669	—
BB and below	710	194
Unrated (1)	2,910	—
Total	$5,732	$194
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
Allowance for Credit Losses
The rollforward of the allowance for credit losses for private loans is shown below:

	Successor			Predecessor
	Year Ended December 31,		Period From May 25 to December 31,	Period From January 1 to May 24,
	2024	2023	2022	2022
	(Dollars in millions)
Balance at beginning of period	$(8)	$—	$—	$—
Acquisition from business combination	—	—	—	—
Provision	(58)	(8)	—	—
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Balance at end of period	$(66)	$(8)	$—	$—
The Company’s private loans may be subject to loan modifications. Loan modifications may be granted to borrowers experiencing financial difficulties and could include term extensions. For the years ended December 31, 2024 and December 31, 2023, the period from May 25, 2022 to December 31, 2022, and the Predecessor period from January 1, 2022 to May 24, 2022, the Company did not have a significant amount of private loans that it modified to borrowers experiencing financial difficulty.

7. Real Estate and Real Estate Partnerships
The carrying amounts of real estate investments are as follows:

	December 31, 2024
	Real Estate
	Amount	Percentage
	(Dollars in millions)
Hotel	$135	6%
Industrial	14	1%
Land	288	13%
Office	208	9%
Retail	186	8%
Apartments	47	2%
Single family residential	1,342	60%
Other	15	1%
Total real estate	2,235	100%
Real estate partnerships	2,757
Total real estate and real estate partnerships	$4,992

	December 31, 2023
	Real Estate
	Amount	Percentage
	(Dollars in millions)
Hotel	$14	2%
Industrial	65	9%
Land	37	5%
Office	358	47%
Retail	218	29%
Apartments	60	8%
Single family residential	—	—%
Other	3	—%
Total real estate	755	100%
Real estate partnerships	2,856
Total real estate and real estate partnerships	$3,611
As of December 31, 2024 and 2023, real estate investments of $12 million and $0 million, respectively, met the criteria as held-for-sale.
8. Variable Interest Entities and Equity Method Investments
Through our investment activities, we regularly invest in various entities including limited partnerships (“LPs”) and limited liability companies (“LLCs”) and frequently participates in the design with their sponsor, but in most cases, our involvement is limited to financing. Some of these investments have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, the Company holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary. The Company consolidates all VIEs for which it is the primary beneficiary. The assets of consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of the Company, as the Company’s obligation is limited to the amount of its committed investment. The Company has not provided financial or other support to these consolidated VIEs in the form of liquidity arrangements, guarantees or other commitments to third-parties that may affect the fair value or risk of its variable interest in these VIEs as of December 31, 2024 and 2023.

Consolidated Variable Interest Entities
The assets and liabilities relating to the consolidated VIEs from our investment activities included in the financial statements are as follows:

	December 31,
	2024	2023
	(Dollars in millions)
Available-for-sale fixed maturity securities	$107	$63
Equity securities	93	15
Mortgage loans on real estate, net of allowance	206	—
Private loans, net of allowance	1,373	188
Investment real estate	2,046	172
Real estate partnerships	1,398	—
Investment funds	2,331	4
Short-term investments	75	4
Other invested assets	337	—
Cash and cash equivalents	223	26
Other assets	327	61
Total assets of consolidated VIEs	$8,516	$533

Notes payable	$189	$174
Other liabilities	587	14
Total liabilities of consolidated VIEs	$776	$188
Unconsolidated Variable Interest Entities
For certain of the Company’s investments in various entities that are determined to be VIEs, the Company is not the primary beneficiary as it does not take an active role in the management of these investments. Such investments are reported in certain investment line items on the statements of financial position, including “Available-for-sale fixed maturity securities, fair value”, “Equity securities, at fair value”, “Mortgage loans on real estate, at amortized cost”, “Investment funds”, “Short-term investments, at estimated fair value” and “Other invested assets”. In some instances, a consolidated VIE involves one or more underlying entities for which the Company is not the primary beneficiary because it does not have the power to direct the most significant activities of these entities. These unconsolidated VIEs that are part of consolidated VIEs are reported primarily in “Real estate and real estate partnerships” on the statements of financial position. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of the Company, as the Company’s obligation is limited to the amount of its committed investment. The Company has not provided financial or other support to these unconsolidated VIEs in the form of liquidity arrangements, guarantees or other commitments to third-parties that may affect the fair value or risk of its variable interest in these VIEs as of December 31, 2024 and 2023.
The carrying amount and maximum exposure to loss relating to these unconsolidated VIEs are as follows:

	December 31,
	2024		2023
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(Dollars in millions)
Available-for-sale fixed maturity securities	$2,146	$3,007	$—	$—
Equity securities	291	291	—	—
Mortgage loans on real estate, net of allowance	716	731	632	632
Private loans, net of allowance	1,160	1,160	—	—
Investment real estate	—	—	—	—
Real estate partnerships	2,689	2,720	301	301
Investment funds	—	—	—	—
Short-term investments	99	99	—	—
Other invested assets	2,084	2,100	—	—
Cash and cash equivalents	7	7	—	—
Total	$9,192	$10,115	$933	$933

Equity Method Investments
The Company’s investments in investment funds, real estate partnerships, and other partnerships, of which substantially all are limited liability companies (“LLCs”) or limited partnerships, are accounted for using the equity method of accounting. As of December 31, 2024 and 2023, the Company’s equity accounted investments totaled $5.3 billion and $4.4 billion, respectively.
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

The notional and fair values of derivative instruments, presented in the Consolidated Statements of Financial Position, are shown below:

			December 31,
	Primary Underlying Risk	Location in the Consolidated Statements of Financial Position	2024			2023
			Notional Amount	Carrying Value / Fair Value		Notional Amount	Carrying Value / Fair Value
				Assets	Liabilities		Assets	Liabilities
			(Dollars in millions)
Derivatives Designated as Hedging Instruments:
Foreign exchange forwards	Foreign currency	Other invested assets, Other liabilities	$897	$20	$—	$—	$—	$—

Derivatives Not Designated as Hedging Instruments:
Equity-indexed options	Equity	Other invested assets, Other liabilities	46,374	1,303	5	4,084	227	—
Foreign exchange forwards	Foreign currency	Other invested assets, Other liabilities	1,066	23	—	—	—	—

Embedded Derivatives:
Indexed annuity and variable annuity product	Interest rate	Policyholders’ account balances	—	—	1,123	—	—	873
Funds withheld and Modco arrangements	Interest rate	Funds withheld for reinsurance liabilities	—	—	37	—	—	—
			$48,337	$1,346	$1,165	$4,084	$227	$873

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
The following represents the amount of gains (losses) related to the derivatives and hedged items that qualify for fair value hedge accounting:

	Successor			Predecessor
	Year Ended December 31,		Period From May 25 to December 31,	Period From January 1 to May 24,
	2024	2023	2022	2022
	(Dollars in millions)
Hedged items	$(22)	$—	$—	$—
Derivatives designated as hedging instruments	21	—	—	—
Investment related gains (losses)	$(1)	$—	$—	$—
Derivatives Not Designated as Hedging Instruments
The following represents the financial statement location and amount of gains (losses) related to the derivatives not designated as hedging instruments:

		Derivative Gains (Losses) Recognized in Income
		Successor			Predecessor
	Location in the Consolidated Statements of Operations	Year Ended December 31,		Period From May 25 to December 31,	Period From January 1 to May 24,
		2024	2023	2022	2022
		(Dollars in millions)
Equity-indexed options	Change in fair value of insurance-related derivatives and embedded derivatives	$489	$112	$(38)	$(128)
Foreign exchange forwards	Investment related gains (losses)	27	—	—	—

Embedded derivatives:
Indexed annuity and variable annuity product	Change in fair value of insurance-related derivatives and embedded derivatives	(233)	(148)	61	97
Funds withheld and Modco arrangements	Change in fair value of insurance-related derivatives and embedded derivatives	(162)	—	—	—
		$121	$(36)	$23	$(31)

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
The fair value of our derivatives by counterparty and each counterparty's current credit rating are as follows:

			December 31,
			2024	2023
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Fair Value	Fair Value
			(Dollars in millions)
Bank of America	A+	Aa1	$99	$24
Barclays	A+	A1	79	24
BNP Paribas	A+	A1	3	—
Canadian Imperial Bank of Commerce	A+	Aa2	42	—
Citibank, N.A.	A+	Aa3	35	—
Credit Suisse	A-	A3	—	16
Goldman Sachs	A+	A1	20	—
ING	A-	Baa1	6	10
J.P. Morgan	AA-	Aa2	128	12
Mizuho	A	A1	266	—
Morgan Stanley	A+	Aa3	84	43
NATIXIS	A+	A1	2	4
Royal Bank of Canada	AA-	A1	115	—
Societe Generale	A	A1	86	—
Truist	A	A3	104	59
UBS AG	A-	A3	34	—
Wells Fargo	A+	Aa2	238	35
			$1,341	$227

Information regarding the Company’s exposure to credit loss on the derivatives it holds, including the effect of rights of offset, is presented below:

	Gross Amount of Derivative Instruments (1)	Gross Amount Offset in the Consolidated Statements of Financial Position (2)	Net Amount Presented in the Consolidated Statements of Financial Position	Collateral (Received) Pledged in Cash (3)	Collateral (Received) Pledged in Invested Assets (3)	Exposure of Net Collateral
	(Dollars in millions)
As of December 31, 2024
Derivative assets
Equity-indexed options	$1,303	$(5)	$1,298	$(1,298)	$—	$—
Foreign exchange forwards	43	—	43	—	—	43
Total derivative assets	$1,346	$(5)	$1,341	$(1,298)	$—	$43

Derivative liabilities
Equity-indexed options	$(5)	$5	$—	$—	$—	$—
Foreign exchange forwards	—	—	—	—	—	—
Total derivative liabilities	$(5)	$5	$—	$—	$—	$—

As of December 31, 2023
Derivative assets
Equity-indexed options	$227	$—	$227	$(205)	$(21)	$1
Foreign exchange forwards	—	—	—	—	—	—
Total derivative assets	$227	$—	$227	$(205)	$(21)	$1

Derivative liabilities
Equity-indexed options	$—	$—	$—	$—	$—	$—
Foreign exchange forwards	—	—	—	—	—	—
Total derivative liabilities	$—	$—	$—	$—	$—	$—
(1)Represents derivative assets and liabilities on a gross basis, which are not offset under enforceable master netting agreements that meet all offsetting criteria.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.
(3)Excludes a portion of collateral held in cash and invested assets that are excess collateral. As of December 31, 2024 and 2023, the Company held excess collateral of $76 million and $4 million, respectively.

10. Net Investment Income and Investment Related Gains (Losses)
Net investment income is shown below:

	Successor			Predecessor
	Year Ended December 31,		Period From May 25 to December 31,	Period From January 1 to May 24,
	2024	2023	2022	2022
	(Dollars in millions)
Available-for-sale fixed maturity securities	$1,913	$702	$336	$223
Equity securities	31	8	2	1
Mortgage loans	623	300	181	123
Private loans	216	16	—	—
Real estate	50	13	5	6
Real estate partnerships	23	29	55	105
Investment funds	307	81	34	35
Policy loans	18	—	—	—
Short-term investments	204	187	58	4
Other	243	52	29	16
Total net investment income	$3,628	$1,388	$700	$513
Net unrealized and realized investment gains (losses) are shown below:

	Successor			Predecessor
	Year Ended December 31,		Period From May 25 to December 31,	Period From January 1 to May 24,
	2024	2023	2022	2022
	(Dollars in millions)
Available-for-sale fixed maturity securities	$(185)	$(70)	$(59)	$(13)
Equity securities	(48)	97	49	(13)
Mortgage loans	(83)	(26)	(35)	4
Private loans	(28)	(9)	—	—
Investment real estate	(11)	(4)	7	11
Real estate partnerships	(1)	—	—	—
Investments funds	(21)	—	—	—
Short-term investments and other invested assets	31	11	(1)	4
Total investment related gains (losses), net	$(346)	$(1)	$(39)	$(7)

11. Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are shown below:

	December 31,
	2024		2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Financial assets:
Available-for-sale fixed maturity securities	$47,292	$47,292	$12,877	$12,877
Equity securities (1)	1,142	1,142	1,404	1,404
Mortgage loans on real estate, net of allowance	12,117	11,928	5,658	5,405
Private loans, net of allowance	5,732	5,790	194	194
Real estate partnerships (2)	932	932	—	—
Investment funds (3)	124	124	—	—
Policy loans	274	274	390	390
Short-term investments (4)	4,177	4,177	2,397	2,397
Other invested assets:
Derivative assets	1,341	1,341	227	227
Collaterals received on derivatives (excluding excess collateral)	(1,298)	(1,298)	(226)	(226)
Separately managed accounts	71	71	105	105
Other (5)	941	943	14	14
Cash and cash equivalents	11,330	11,330	3,192	3,192
Other assets - market risk benefits	857	857	34	34
Separate account assets (6)	1,343	1,343	1,189	1,189
Total financial assets	$86,375	$86,245	$27,455	$27,202

Financial liabilities:
Policyholders’ account balances – embedded derivative	$1,123	$1,123	$872	$872
Market risk benefits	3,655	3,655	34	34
Other liabilities:
Funds withheld for reinsurance liabilities	37	37	—	—
Notes payable	189	189	174	174
Long term borrowings	2,957	2,977	1,493	1,493
Separate account liabilities (6)	1,343	1,343	1,189	1,189
Total financial liabilities	$9,304	$9,324	$3,762	$3,762
(1)Balance as of December 31, 2024 and December 31, 2023 includes $0 million and $424 million, respectively, of private equity measured at cost less impairment, if any, as their fair values were not readily determinable and were therefore not subject to fair value hierarchy.
(2)Balances represent real estate partnerships in which the company has elected fair value option under ASC 825. Real estate partnerships accounted for as equity method investments are $1.8 billion and directly held real estate is $2.2 billion as of December 31, 2024. Real estate partnerships accounted for as equity method investments and directly held real estate was $3.6 billion as of December 31, 2023.
(3)Balances represent financial assets that are fair valued as a result of consolidation of investment company VIE in accordance with ASC 946. Investment funds accounted for as equity method investments are $2.5 billion and investment funds measured using NAV as a practical expedient are $353 million as of December 31, 2024. Investment funds accounted for as equity method investments and measured using NAV as a practical expedient was $1.6 billion as of December 31, 2023.
(4)Balance as of December 31, 2024 includes $400 million of amounts loaned under reverse repurchase agreements. The fair value of the collateral received under these agreements were $783 million as of December 31, 2024. We had no outstanding reverse repurchase agreements as of December 31, 2023.
(5)Other invested assets accounted for as equity method investments, and therefore excluded from the table, are $959 million and $0 million as of December 31, 2024 and December 31, 2023.
(6)Balance includes $31 million and $26 million of assets, and corresponding liabilities, that are not subject to fair value hierarchy as of December 31, 2024 and December 31, 2023, respectively.

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
Separately Managed Accounts — The separately managed account manager uses the mid-point of a range from a third party to price these securities. Discounted cash flows (yield analysis) and market transactions approach are used in the valuation. They use discount rates which is considered an unobservable input.

The fair value hierarchy measurements for assets and liabilities measured at fair value on a recurring basis are shown below:

	Assets and Liabilities Carried at Fair Value by Hierarchy Level
	Total Fair Value	Level 1	Level 2	Level 3
	(Dollars in millions)
December 31, 2024
Financial assets
Available-for-sale fixed maturity securities:
U.S. treasury and government	$86	$76	$10	$—
U.S. states and political subdivisions	3,207	—	3,151	56
Foreign governments	1,541	—	1,541	—
Corporate debt securities	32,848	—	30,192	2,656
Residential mortgage-backed securities	1,106	—	1,087	19
Commercial mortgage-backed securities	2,796	—	2,721	75
Collateralized debt securities	5,708	—	3,077	2,631
Total fixed maturity, available-for-sale	47,292	76	41,779	5,437
Equity securities:
Common stock	747	606	25	116
Preferred stock	391	22	12	357
Private equity and other	4	—	—	4
Total equity securities	1,142	628	37	477
Real estate at fair value (1)	1,283	—	—	1,283
Real estate partnerships at fair value (1)	932	—	—	932
Investment funds (1)(2)	124	—	—	124
Short-term investments	4,177	3,003	821	353
Other invested assets:
Derivative assets	1,341	—	1,118	223
Collaterals received on derivatives (excluding excess collateral)	(1,298)	(1,298)	—	—
Separately managed accounts	71	—	—	71
Other	315	—	11	304
Cash and cash equivalents	11,330	11,330	—	—
Other assets – market risk benefit assets	857	—	—	857
Separate account assets (3)	1,312	258	1,054	—
Total financial assets	$68,878	$13,997	$44,820	$10,061

Financial liabilities
Policyholders’ account balances – embedded derivative	$1,123	$—	$—	$1,123
Market risk benefits	3,655	—	—	3,655
Funds withheld for reinsurance liabilities – embedded derivatives	37	—	—	37
Separate account liabilities (3)	1,312	258	1,054	—
Total financial liabilities	$6,127	$258	$1,054	$4,815
(1)Balances include financial assets that are fair valued in accordance with ASC 825 as well as financial assets that are fair valued as a result of consolidation of investment company VIE in accordance with ASC Topic 946.
(2)Balance excludes $353 million of investments measured at estimated fair value using NAV as a practical expedient.
(3)Balance excludes $31 million of assets, and corresponding liabilities, that are not subject to fair value hierarchy.

	Assets and Liabilities Carried at Fair Value by Hierarchy Level
	Total Fair Value	Level 1	Level 2	Level 3
	(Dollars in millions)
December 31, 2023
Financial assets
Available-for-sale fixed maturity securities:
U.S. treasury and government	$62	$62	$—	$—
U.S. states and political subdivisions	578	—	578	—
Foreign governments	9	—	9	—
Corporate debt securities	10,784	—	8,570	2,214
Residential mortgage-backed securities	127	—	127	—
Collateralized debt securities	1,317	—	416	901
Total fixed maturity, available-for-sale	12,877	62	9,700	3,115
Equity securities:
Common stock	1,307	314	—	993
Preferred stock	97	22	—	75
Total equity securities	1,404	336	—	1,068
Short-term investments	2,397	1,100	—	1,297
Other invested assets:
Derivative assets	227	—	—	227
Collaterals received on derivatives (excluding excess collateral)	(226)	—	—	(226)
Separately managed accounts	105	—	—	105
Cash and cash equivalents	3,192	3,192	—	—
Other assets – market risk benefit assets	34	—	—	34
Separate account assets (1)	1,163	406	757	—
Total financial assets	$21,173	$5,096	$10,457	$5,620

Financial liabilities
Policyholders’ account balances – embedded derivative	$872	$—	$—	$872
Market risk benefits	34	—	—	34
Separate account liabilities (1)	1,163	406	757	—
Total financial liabilities	$2,069	$406	$757	$906
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
Policyholder’s account balances — The fair values of the policyholder account balances’ not involving significant mortality or morbidity risks, are stated at the cost we would incur to extinguish the liability (i.e., the cash surrender value) as these contracts are generally issued without an annuitization date. For period-certain annuity benefit contracts, the fair value is determined by discounting the benefits at the interest rates currently in effect for newly issued immediate annuity contracts. All of the fair values presented within these categories fall within Level 3 of the fair value hierarchy as most of the inputs are unobservable market data.
The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis are shown below:

	Carrying Amount	Fair Value	Fair Value Hierarchy Level
			Level 1	Level 2	Level 3
	(Dollars in millions)
December 31, 2024
Financial assets
Mortgage loans on real estate, net of allowance	$12,117	$11,928	$—	$—	$11,928
Private loans, net of allowance	5,732	5,790	—	145	5,645
Policy loans	274	274	—	—	274
Other invested assets	626	628	—	406	222
Total financial assets	$18,749	$18,619

Financial liabilities
Policyholders' account balances – investment contracts, excluding embedded derivative	$79,384	$79,384	$—	$—	$79,384
Long term borrowings	2,957	2,977	—	—	2,977
Notes payable	189	189	—	—	189
Total financial liabilities	$82,530	$82,551

	Carrying Amount	Fair Value	Fair Value Hierarchy Level
			Level 1	Level 2	Level 3
	(Dollars in millions)
December 31, 2023
Financial assets
Mortgage loans on real estate, net of allowance	$5,658	$5,405	$—	$—	$5,405
Private loans, net of allowance	194	194	—	—	194
Policy loans	390	390	—	—	390
Other invested assets	14	14	—	—	14
Total financial assets	$6,256	$6,003

Financial liabilities
Policyholders' account balances – investment contracts, excluding embedded derivative	$14,097	$14,097	$—	$—	$14,097
Long term borrowings	1,493	1,493	—	—	1,493
Notes payable	174	174	—	—	174
Total financial liabilities	$15,764	$15,764

For financial assets and financial liabilities measured at fair value on a recurring basis using Level 3 inputs during the periods, reconciliations of the beginning and ending balances are shown below:

	Assets		Liabilities
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance at December 31, 2022	$3,167	$121	$726	$—
Fair value changes in net income	97	19	147	—
Fair value changes in other comprehensive income	149	89	—	—
Purchases	7,301	133	—	—
Sales	(4,935)	—	—	—
Settlements or maturities	—	(135)	—	—
Premiums less benefits	—	—	(1)	—
Transfers out of Level 3	(194)	—	—	—
Balance at December 31, 2023	5,585	227	872	—
Acquisitions from business combination	4,288	—	—	—
Fair value changes in net income	20	124	229	37
Fair value changes in other comprehensive income	75	—	—	—
Purchases	2,011	148	—	—
Sales	(913)	(67)	—	—
Settlements or maturities	(926)	(209)	(32)	—
Premiums less benefits	—	—	54	—
Transfers into Level 3	379	—	—	—
Transfers out of Level 3	(1,538)	—	—	—
Balance at December 31, 2024	$8,981	$223	$1,123	$37
(1)Balance includes separately managed accounts and certain consolidated variable interest entities.
Transfers into and out of Level 3 during the year ended December 31, 2024 were primarily the result of consolidation/deconsolidation of certain entities and changes in observable pricing. The Company’s valuation of financial instruments categorized as Level 3 in the fair value hierarchy are based on valuation techniques that use significant inputs that are unobservable or had a decline in market activity that obscured observability. The indicators considered in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, the level of credit spreads over historical levels, applicable bid-ask spreads, and price consensus among market participants and other pricing sources. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models and discounted cash flow methodology based on spread/yield assumptions.
Quantitative Information about Level 3 Fair Value Measurements
The following summarizes the valuation techniques and significant unobservable inputs used for recurring fair value measurements categorized within Level 3, excluding investments where third party valuation inputs were not reasonably available.

Type of Asset	Valuation Techniques	Significant Unobservable Inputs	Range
Available-for-sale fixed maturity securities	Discounted cash flows	Discount rate	•1% -10%
Real estate and real estate partnerships	Broker price opinions
Short-term investments	Discounted cash flows	Discount rate	•6% -24%
Derivative assets	Vendor sourced prices	Equity index volatility
Forward price / dividend
Separately managed accounts	Current value method	NCY EBITDA (1)
(1)NCY EBITDA uses forecasted EBITDA expected to be achieved over the next calendar year.

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

	Successor			Predecessor
	Year Ended December 31,		Period From May 25 to December 31,	Period From January 1 to May 24,
	2024	2023	2022	2022
	(Dollars in millions)
Premiums earned:
Gross amounts, including reinsurance assumed	$6,343	$4,907	$1,909	$1,282
Reinsurance ceded	(824)	(1,386)	(455)	(303)
Net premiums earned	$5,519	$3,521	$1,454	$979

Other policy revenue:
Gross amounts, including reinsurance assumed	$779	$414	$226	$159
Reinsurance ceded	(122)	—	—	—
Net other policy revenue	$657	$414	$226	$159

Policyholder benefits paid and claims incurred:
Gross amounts, including reinsurance assumed	$7,821	$4,103	$1,564	$1,089
Reinsurance ceded	(2,460)	(814)	(374)	(258)
Net benefits paid and claims incurred	$5,361	$3,289	$1,190	$831

Change in fair value of market risk benefits:
Gross amounts, including reinsurance assumed	$92	$(69)	$(102)	$—
Reinsurance ceded	(95)	—	—	—
Net change in fair value of market risk benefits	$(3)	$(69)	$(102)	$—

Interest sensitive contract benefits:
Gross amounts, including reinsurance assumed	$2,184	$480	$217	$150
Reinsurance ceded	(439)	—	—	—
Net interest sensitive contract benefits	$1,745	$480	$217	$150
The following summarizes our significant life and annuity reinsurance treaties and related recoverable:

	Reinsurance Recoverable	Agreement Type	Products Covered
	December 31, 2024
	(Dollars in millions)
Principal Reinsurers:
EquiTrust Life Insurance Company	$231	Coinsurance	Certain Fixed Index and Fixed Rate Annuities
Athene Life Re Ltd.	1,747	Coinsurance Funds Withheld, Modified Coinsurance	Certain Fixed Annuities and Multi-Year Guaranteed Annuities
AeBe ISA LTD	4,166	Coinsurance Funds Withheld, Coinsurance	Certain Fixed Index and Fixed Rate Annuities
Reinsurance Group of America Inc. (RGA)	3,420	Coinsurance	Certain Term, Whole, Indexed Universal, Universal, and Universal with Secondary Guarantee Life Insurance Policies
	$9,564

Effective July 1, 2021, American Equity Investment Life Insurance Company (“AEILIC”) entered into a reinsurance agreement with North End Re (the "North End Re reinsurance treaty”), a wholly owned subsidiary of Brookfield Wealth Solutions and an affiliate of the Company through the AEL acquisition, to reinsure 70% on a Modco and 30% on a coinsurance basis certain in-force and ongoing flow fixed indexed annuity product liabilities. The liabilities reinsured on a coinsurance basis are secured by assets held in a statutory and supplemental trust (collectively referred to as the “Trusts”) with AEILIC as the sole beneficiary. The liabilities reinsured on a Modco basis are secured by assets held by AEILIC in a segregated Modco account. The North End Re reinsurance treaty was subsequently amended in 2022 to include additional in-force and flow fixed indexed annuity products and in 2023 to stop the reinsurance of flow products effective as of October 1, 2023.
Effective December 1, 2024, both parties mutually entered into a Recapture Agreement whereby 100% of the liabilities and obligations were recaptured (the “North End Re recapture”). All balances previously recorded by the Company were written off the balance sheet at the carrying amount as of December 1, 2024. The assets held in the Trusts were transferred to AEILIC and recognized at fair value in the Consolidated Statements of Financial Position as of December 1, 2024. As this is considered a common control transaction, the net impact of the recapture was recognized as a capital contribution of approximately $762 million. The capital contribution was recognized in “Additional Paid In Capital” in the Consolidated Statements of Financial Position.
Effective July 1, 2024, certain of American National’s subsidiaries entered into a reinsurance agreements with certain subsidiaries of Reinsurance Group of America Inc. (“RGA”), a third party reinsurance group. In accordance with the terms of this agreement, such American National subsidiaries ceded to the reinsurer, on a coinsurance basis, mortality risk and approximately $3.4 billion of reserves associated with a diversified block of term life insurance, whole life insurance, indexed universal life insurance, universal life insurance and universal life insurance with secondary guarantee. Policies written by American National Insurance Company, American National Life Insurance Company of Texas and Garden State Life Insurance Company are ceded on a 100% quota share basis, while policies written by American National Life Insurance Company of New York are ceded on an 80% quota share basis. This reinsurance transaction represents approximately half of the Company’s in-force life business. As part of this reinsurance transaction, the Company recognized a deferred gain of $1.6 billion, which is recorded in Other liabilities in the Consolidated Statements of Financial Position as of December 31, 2024. This deferred gain represents the unamortized portion of the cost of reinsurance related to the in-force business which will be amortized over the life of the underlying reinsured policies. The deferred gain represents primarily the difference between liabilities ceded and assets transferred as part of the reinsurance agreement. The amortization of the deferred gain recognized in Other income in the Consolidated Statements of Operations for the year ended December 31, 2024 was $35 million.
Effective December 16, 2024, a subsidiary of American National entered into PRT transactions under a coinsurance reinsurance agreement with a third party insurer in the United Kingdom, whereby this subsidiary recognized approximately $1.3 billion of investments and future policy benefits liability assumed.
There were no other significant changes to third party reinsurance agreements for the year ended December 31, 2024.
We calculate estimated losses on reinsurance recoverable balances by determining an expected loss ratio. The expected loss ratio is based on industry historical loss experience and expected recovery timing adjusted for certain current and forecasted environmental factors management believes to be relevant. Estimated losses related to our reinsurance recoverable balances was $298 million as of December 31, 2024.
The company incurred risk charge fees of $13 million, during the year ended December 31, 2024 in relation to reinsurance agreements.
Intercompany Reinsurance Agreements
The Company executes various intercompany reinsurance agreements between its subsidiaries, including off shore entities, for purposes of managing regulatory statutory capital and risk. All intercompany balances have been eliminated in the preparation of the accompanying financial statements.
Effective December 1, 2024, AEILIC entered into a reinsurance agreement with AEL Re Vermont III, Inc. (“Vermont III”), a wholly-owned captive reinsurance company of ANGI and affiliate of AEILIC, to cede both in-force and ongoing flow of lifetime income benefit rider payments in excess of policy fund values and additional collateral contributed by AEILIC on a funds withheld basis (the "VT III Agreement”). In connection with the VT III Agreement, Vermont III entered into an excess of loss reinsurance agreement (the "VT III XOL treaty") with Canada Life to retrocede the lifetime income benefit rider payments in excess of the policy fund values ceded under the VT III Agreement after the funds withheld account balance is exhausted, subject to a limit. Vermont III is permitted to carry the VT III XOL treaty as an admitted asset on the Vermont III statutory balance sheet. The effects of this VT III XOL treaty are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP.
Effective December 1, 2024, AEILIC entered into a modified coinsurance agreement (“AEILIC Modco agreement”) with Freestone Re Ltd (“Freestone”), an affiliated Bermuda reinsurer wholly owned by the Company, to reinsure a quota share of in-force fixed rate, fixed indexed and payout annuities at 50% and ongoing flow fixed rate and fixed indexed annuities at 70%.
Effective December 1, 2024, Eagle Life Insurance Company entered into a modified coinsurance agreement (“Eagle Life Modco agreement”) with Freestone, to reinsure a quota share of in-force fixed rate, fixed indexed and payout annuities at 50% and ongoing flow fixed rate and fixed indexed annuities at 70%.

Effective June 30, 2024, American National Insurance Company (“ANICO”) entered into modified coinsurance agreements with Freestone. Pursuant to such agreements, ANICO has ceded to Freestone 80% of in-force (at June 30, 2024) and future flow PRT business, and 70% of in-force (at June 30, 2024) and future flow single premium immediate annuity business, 100% of fixed deferred and equity-indexed annuity business issued up to December 31, 2021, and 70% of fixed deferred and equity-indexed annuity business in 2022 and later.
Effective October 1, 2023, AEILIC entered into a reinsurance agreement with AEL Re Vermont II, its wholly-owned captive reinsurance company, to cede both in-force and ongoing flow of lifetime income benefit rider payments in excess of policy fund values and additional collateral contributed by AEILIC on a funds withheld basis (the "VT II Agreement"). In connection with the VT II Agreement, AEL Re Vermont II entered into an excess of loss reinsurance agreement (the "VT II XOL treaty") with the Canada Life Assurance Company, operating through its Barbados branch (“Canada Life”) to retrocede the lifetime income benefit rider payments in excess of the policy fund values ceded under the VT II Agreement after the funds withheld account balance is exhausted, subject to a limit. AEL Re Vermont II is permitted to carry the VT II XOL treaty as an admitted asset on the AEL Re Vermont II statutory balance sheet. The effects of this VT II XOL treaty are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP. Effective December 1, 2024, both parties mutually agreed to suspend the ongoing flow business ceded to AEL Re Vermont II.
Effective December 31, 2021, AEILIC entered into a coinsurance agreement with AEL Re Bermuda Ltd, an affiliated Bermuda reinsurer wholly owned by the Company, to reinsure a quota share of fixed index annuities issued from January 1, 1997 through December 31, 2007 on a funds withheld basis. Effective December 1, 2024, both parties mutually entered into a Recapture Agreement whereby 100% of the liabilities and obligations were recaptured.
Effective October 1, 2021, AEILIC entered into a coinsurance agreement with AEL Re Vermont Inc., a wholly-owned captive reinsurance company, to cede a portion of lifetime income benefit rider payments in excess of policy fund values on a funds withheld basis ("the AEL Re Vermont Agreement"). In connection with the agreement, AEL Re Vermont entered into an excess of loss reinsurance agreement (the "XOL treaty") with Hannover, to retrocede the lifetime income benefit rider payments in excess of the policy fund values ceded under the AEL Re Vermont Agreement upon exhaustion of the funds withheld account balance under the AEL Re Vermont Agreement. AEL Re Vermont is permitted to carry the XOL treaty as an admitted asset on the AEL Re Vermont statutory balance sheet. The XOL treaty does not satisfy risk transfer and is treated as a financing agreement. The associated charges are recorded as risk charges that are included in other operating costs and expenses in the consolidated statements of operations.
13. Separate Account Assets and Liabilities
The following table presents the change of the Company’s separate account assets and liabilities:

	Year Ended December 31,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$1,189	$1,045
Additions (deductions):
Policyholder deposits	74	77
Net investment income	66	125
Net realized capital gains (losses) on investments	117	78
Policyholder benefits and withdrawals	(119)	(114)
Net transfer from (to) general account	33	(8)
Policy charges	(17)	(14)
Total changes	154	144
Balance, end of period	$1,343	$1,189

14. Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired
The following tables present the balances and changes in DAC, DSI and VOBA by segment:

	Year Ended December 31, 2024
Successor	Annuities	Property and Casualty	Life Insurance	Total
	(Dollars in millions)
DAC
Balance at December 31, 2023	$190	$164	$218	$572
Additions	735	373	108	1,216
Amortization	(38)	(405)	(20)	(463)
Net change	697	(32)	88	753
Balance at December 31, 2024	$887	$132	$306	$1,325

DSI
Balance at December 31, 2023	$8	$—	$—	$8
Additions	393	—	—	393
Amortization	(8)	—	—	(8)
Net change	385	—	—	385
Balance at December 31, 2024	$393	$—	$—	$393

VOBA
Balance at December 31, 2023	$39	$20	$305	$364
Acquisition from business combinations (1)	7,239	—	—	7,239
Additions	2,000	—	—	2,000
Amortization	(440)	(10)	(18)	(468)
Other (2)	—	—	(222)	(222)
Net change	8,799	(10)	(240)	8,549
Balance at December 31, 2024	8,838	10	65	8,913
Total DAC, DSI, and VOBA Asset at December 31, 2024	$10,118	$142	$371	$10,631

	Year Ended December 31, 2023
Successor	Annuities	Property and Casualty	Life Insurance	Total
	(Dollars in millions)
DAC
Balance at December 31, 2022	$43	$121	$88	$252
Additions	161	465	139	765
Amortization	(14)	(422)	(9)	(445)
Net change	147	43	130	320
Balance at December 31, 2023	$190	$164	$218	$572

DSI
Balance at December 31, 2022	$4	$—	$—	$4
Additions	5	—	—	5
Amortization	(1)	—	—	(1)
Net change	4	—	—	4
Balance at December 31, 2023	$8	$—	$—	$8

VOBA
Balance at December 31, 2022	$44	$64	$335	$443
Amortization	(5)	(44)	(30)	(79)
Net change	(5)	(44)	(30)	(79)
Balance at December 31, 2023	39	20	305	364
Total DAC, DSI, and VOBA Asset at December 31, 2023	$237	$184	$523	$944

	Period from May 25, 2022 to December 31, 2022
Successor	Annuities	Property and Casualty	Life Insurance	Total
	(Dollars in millions)
DAC
Balance at May 25, 2022	$—	$—	$—	$—
Additions	44	280	112	436
Amortization	(1)	(159)	(24)	(184)
Net change	43	121	88	252
Balance at December 31, 2022	$43	$121	$88	$252

DSI
Balance at May 25, 2022	$—	$—	$—	$—
Additions	4	—	—	4
Amortization	—	—	—	—
Net change	4	—	—	4
Balance at December 31, 2022	$4	$—	$—	$4

VOBA
Balance at May 25, 2022	$—	$—	$—	$—
Acquisition from business combinations (3)	46	181	351	578
Additions	—	—	—	—
Amortization	(2)	(117)	(16)	(135)
Other	—	—	—	—
Net change	44	64	335	443
Balance at December 31, 2022	44	64	335	443
Total DAC, DSI, and VOBA Asset at December 31, 2022	$91	$185	$423	$699

	Period from January 1, 2022 to May 24, 2022
Predecessor	Annuities	Property and Casualty	Life Insurance	Total
	(Dollars in millions)
DAC
Balance at December 31, 2021	$381	$161	$956	$1,498
Additions	215	176	76	467
Amortization	(9)	(166)	(52)	(227)
Net change	206	10	24	240
Balance at May 24, 2022	$587	$171	$980	$1,738

DSI
Balance at December 31, 2021	$—	$—	$—	$—
Additions	—	—	—	—
Amortization	—	—	—	—
Net change	—	—	—	—
Balance at May 24, 2022	$—	$—	$—	$—

VOBA
Balance at December 31, 2021	$—	$—	$—	$—
Additions	—	—	—	—
Amortization	—	—	—	—
Net change	—	—	—	—
Balance at May 24, 2022	—	—	—	—
Total DAC, DSI, and VOBA Asset at May 24, 2022	$587	$171	$980	$1,738
(1)See Note 16 - Acquisitions for details of the measurement period adjustment to VOBA acquired from the acquisition of AEL in May 2024.
(2)See Note 12 - Reinsurance for details of a reinsurance transaction in relation to the Company’s Life Insurance business, resulting in the adjustment to VOBA asset recognized upon the acquisition of American National in 2022.
(3)See Note 1 - Organization and Description of the Company for details of the acquisition of American National in May 2022.

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
The following table provides the projected VOBA asset amortization expenses for a five-year period and thereafter as of December 31, 2024:

Years	(Dollars in millions)
2025	$760
2026	704
2027	647
2028	600
2029	554
Thereafter	5,648
Total amortization expense	$8,913
15. Intangible Assets
Intangible Assets
The components of definite-lived and indefinite-lived intangible assets are as follows. Refer to Note 14 - Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired for VOBA asset, which is an actuarial intangible asset arising from a business combination.

	December 31,
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Definite-lived intangible assets:
Distributor relationships	$1,445	$(41)	$1,404	$5	$—	$5
Trade name	58	(6)	52	10	(2)	8
Internally generated software	52	(9)	43	—	—	—
Total definite-lived intangible assets	1,555	(56)	1,499	15	(2)	13

Indefinite-lived intangible assets:
Insurance licenses	46	—	46	31	—	31
Total indefinite-lived intangible assets	46	—	46	31	—	31
Total intangible assets	$1,601	$(56)	$1,545	$46	$(2)	$44
No impairment expenses of intangible assets were recognized for the years ended December 31, 2024 and December 31, 2023, the period from May 25, 2022 to December 31, 2022, and the Predecessor period from January 1, 2022 to May 24, 2022. We estimate that our intangible assets do not have any significant residual value in determining their amortization. Amortization expenses for definite-lived intangible assets were $55 million for the year ended December 31, 2024, $2 million for the year ended December 31, 2023, $1 million for the period from May 25, 2022 to December 31, 2022, and $0 million for the Predecessor period from January 1, 2022 to May 24, 2022, respectively.
The following table outlines the estimated future amortization expense related to definite-lived intangible assets held as of December 31, 2024.

Years	(Dollars in millions)
2025	$80
2026	82
2027	72
2028	67
2029	64
Thereafter	1,134
Total amortization expense	$1,499

Goodwill
The changes in the carrying amount of goodwill by reporting segment were as follows:

Predecessor	Annuities	P&C	Life Insurance	Total
	(Dollars in millions)
Goodwill, as of December 31, 2021	$—	$10	$34	$44
Acquisitions from business combinations	—	—	—	—
Impairments	—	—	—	—
Other	—	—	—	—
Balance as of May 24, 2022	$—	$10	$34	$44

Successor	Annuities	P&C	Life Insurance	Total
	(Dollars in millions)
Goodwill, as of May 25, 2022	$—	$—	$—	$—
Acquisitions from business combinations	41	45	35	121
Impairments	—	—	—	—
Other	—	—	—	—
Balance as of December 31, 2022	41	45	35	121
Acquisitions from business combinations	—	—	—	—
Impairments	—	—	—	—
Other	—	—	—	—
Balance as of December 31, 2023	41	45	35	121
Acquisitions from business combinations	662	—	—	662
Impairments	—	—	—	—
Other	—	—	—	—
Balance as of December 31, 2024	$703	$45	$35	$783
The Company performed its annual goodwill impairment tests as of October 1, 2024 and did not identify any impairment. There were no accumulated impairments associated with our goodwill as of December 31, 2024, 2023 and 2022.
16. Acquisitions
On May 2, 2024, in conjunction with the Merger, Brookfield Wealth Solutions indirectly acquired all of AEL’s issued and outstanding common stock not already owned for a consideration of approximately $2.5 billion in cash and 28,803,599 shares of class A limited voting shares of BAM (“BAM Shares”).
Accounting for the Merger is not finalized, and there remains some measurement uncertainty on the acquisition valuation, which is pending completion of a comprehensive evaluation of the net assets acquired within the next twelve months, including but not limited to identifiable intangible assets, deferred income tax assets, and policyholders’ account balances. The financial statements as of December 31, 2024 reflect management’s current best estimate of the purchase price allocation. Final valuation of the assets acquired and liabilities assumed and the completion of the purchase price allocation will occur by the second quarter of 2025. As a result, the excess of the purchase price over the fair value of net assets acquired, representing goodwill of $662 million as of December 31, 2024, may be adjusted in future periods. Goodwill recognized is not deductible for income tax purposes. In conjunction with the Merger and Post-Effective Merger, Brookfield Wealth Solutions agreed to indemnify ANGI for certain liabilities that could arise as a result of merger-related activities, including tax liabilities.
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
The business operations of AEL, which are now part of ANGI, contributed revenues of $2.1 billion and a net income of $187 million to the Company for the period from May 2, 2024 to December 31, 2024. Had the Merger occurred on January 1, 2023, the consolidated unaudited pro forma revenue and net income would be (i) $10.3 billion and $1.1 billion, respectively, for the year ended December 31, 2024; and (ii) $7.9 billion and $562 million, respectively, for the year ended December 31, 2023. The pro forma amounts have been calculated using the subsidiary’s results and adjusting them for the revised depreciation and amortization that would have been charged assuming the fair value adjustments to investments, property and equipment and intangible assets had applied from January 1, 2023, together with the consequential tax effects.

Management’s current best estimate of the purchase price allocation reflects the inclusion of updated mortality, base lapse and utilization assumptions related to AEL’s market risk benefits liability as part of its annual assumptions review which took place in the third quarter of 2024. This resulted in a $45 million increase in both the VOBA asset and market risk benefits liability. In addition, discount rate and tax assumptions relating to intangible assets were updated, resulting in a $40 million decrease in intangible assets, $8 million increase to deferred tax asset and a $32 million increase in goodwill.
The following summarizes the consideration transferred, fair value of assets acquired and liabilities assumed as of the acquisition date:

(Dollars in millions)
Fair value of consideration transferred:
Cash	$2,525
BAM Shares transferred by Brookfield Wealth Solutions	1,111
Fair value of the Brookfield Wealth Solutions’ pre-existing interest in AEL	897
Total consideration	$4,533

Assets acquired:
Investments	$42,960
Cash and cash equivalents	13,367
Accrued investment income	414
Value of business acquired	7,239
Reinsurance recoverables and deposit assets	14,963
Property and equipment	42
Intangible assets	1,540
Other assets	671
Total assets acquired	$81,196
Liabilities assumed:
Future policy benefits	$311
Policyholders’ account balances	61,473
Market risk benefits	3,023
Notes payable	768
Subsidiary borrowings	84
Funds withheld for reinsurance liabilities	8,601
Other liabilities	2,352
Total liabilities assumed	76,612
Less: Fair value of AEL preferred stock	685
Less: Non-controlling interest	28
Net assets acquired	3,871
Goodwill	$662
Acquisition-related costs of $126 million incurred were recorded as “Operating expenses” in the Consolidated Statements of Operations.
17. Future Policy Benefits
The reconciliation of the balances described in the table below to the “Future policy benefits” in the Consolidated Statements of Financial Position is as follows.

	December 31,
	2024	2023
	(Dollars in millions)
Future policy benefits:
Annuities	$5,532	$2,213
Life Insurance	1,816	1,895
Deferred profit liability:
Annuities	81	64
Life Insurance	76	66
Other contracts and VOBA liability	1,665	1,870
Total future policy benefits	$9,170	$6,108

Future Policy Benefits
The balances and changes in the liability for future policy benefits are as follows:

	Year Ended December 31, 2024
Successor	Annuities	Life Insurance	Total
	(Dollars in millions)
Present Value of Expected Net Premiums:
Balance, beginning of period	$—	$3,145	$3,145
Beginning balance at original discount rate	—	3,254	3,254
Effect of changes in cash flow assumptions (1)	—	(245)	(245)
Effect of actual variances from expected experience	11	(343)	(332)
Adjusted beginning of period balance	11	2,666	2,677
Acquisition from business combination	—	—	—
Issuances	1,970	48	2,018
Interest accrual	11	112	123
Net premiums collected	(1,992)	(320)	(2,312)
Derecognitions (lapses and withdrawals)	—	1	1
Ending balance at original discount rate	—	2,507	2,507
Effect of changes in discount rate assumptions	—	(154)	(154)
Balance, end of period	$—	$2,353	$2,353

Present Value of Expected Future Policy Benefits:
Balance, beginning of period	$2,213	$5,040	$7,253
Beginning balance at original discount rate	2,217	5,277	7,494
Effect of changes in cash flow assumptions	1	(236)	(235)
Effect of actual variances from expected experience	(5)	(369)	(374)
Adjusted beginning of period balance	2,213	4,672	6,885
Acquisition of business combination	311	—	311
Issuances	3,289	49	3,338
Interest accrual	168	190	358
Benefit payments	(336)	(311)	(647)
Derecognitions (lapses and withdrawals)	23	1	24
Foreign currency translation	—	—	—
Ending balance at original discount rate	5,668	4,601	10,269
Effect of changes in discount rate assumptions	(136)	(432)	(568)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	—	—	—
Balance, end of period	$5,532	$4,169	$9,701

Liability for future policy benefits	$5,532	$1,816	$7,348
Less: Reinsurance recoverables	(2)	(1,298)	(1,300)
Net liability for future policy benefits, after reinsurance recoverable	$5,530	$518	$6,048

Weighted-average liability duration of future policy benefits (years)	9 years	15 years

Weighted average interest accretion rate	5.23%	4.75%
Weighted average current discount rate	5.53%	5.83%

	Year Ended December 31, 2023
Successor	Annuities	Life Insurance	Total
	(Dollars in millions)
Present Value of Expected Net Premiums:
Balance, beginning of period	$—	$3,520	$3,520
Beginning balance at original discount rate	—	3,826	3,826
Effect of changes in cash flow assumptions (1)	—	(353)	(353)
Effect of actual variances from expected experience	2	(59)	(57)
Adjusted beginning of period balance	2	3,414	3,416
Acquisition from business combination	—	—	—
Issuances	984	90	1,074
Interest accrual	8	121	129
Net premiums collected	(995)	(373)	(1,368)
Derecognitions (lapses and withdrawals)	1	2	3
Foreign currency translation	—	—	—
Ending balance at original discount rate	—	3,254	3,254
Effect of changes in discount rate assumptions	—	(109)	(109)
Balance, end of period	$—	$3,145	$3,145

Present Value of Expected Future Policy Benefits:
Balance, beginning of period	$1,288	$5,330	$6,618
Beginning balance at original discount rate	1,368	5,875	7,243
Effect of changes in cash flow assumptions	(1)	(362)	(363)
Effect of actual variances from expected experience	(25)	(59)	(84)
Adjusted beginning of period balance	1,342	5,454	6,796
Acquisition of business combination	—	—	—
Issuances	988	89	1,077
Interest accrual	73	188	261
Benefit payments	(189)	(456)	(645)
Derecognitions (lapses and withdrawals)	3	2	5
Foreign currency translation	—	—	—
Ending balance at original discount rate	2,217	5,277	7,494
Effect of changes in discount rate assumptions	(4)	(237)	(241)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	—	—	—
Balance, end of period	$2,213	$5,040	$7,253

Liability for future policy benefits	$2,213	$1,895	$4,108
Less: Reinsurance recoverables	—	(45)	(45)
Net liability for future policy benefits, after reinsurance recoverable	$2,213	$1,850	$4,063

Weighted-average liability duration of future policy benefits (years)	8 years	16 years

Weighted average interest accretion rate	4.94%	4.60%
Weighted average current discount rate	4.88%	5.03%

	Period From May 25, 2022 to December 31, 2022
Successor	Annuities	Life Insurance	Total
	(Dollars in millions)
Present Value of Expected Net Premiums:
Balance, beginning of period	$—	$3,844	$3,844
Beginning balance at original discount rate	—	3,844	3,844
Effect of changes in cash flow assumptions (1)	—	(4)	(4)
Effect of actual variances from expected experience	3	(15)	(12)
Adjusted beginning of period balance	3	3,825	3,828
Acquisition from business combination	—	—	—
Issuances	13	155	168
Interest accrual	—	53	53
Net premiums collected	(16)	(207)	(223)
Derecognitions (lapses and withdrawals)	—	—	—
Foreign currency translation	—	—	—
Ending balance at original discount rate	—	3,826	3,826
Effect of changes in discount rate assumptions	—	(306)	(306)
Balance, end of period	$—	$3,520	$3,520

Present Value of Expected Future Policy Benefits:
Balance, beginning of period	$1,432	$5,846	$7,278
Beginning balance at original discount rate	1,432	5,846	7,278
Effect of changes in cash flow assumptions	—	(4)	(4)
Effect of actual variances from expected experience	(1)	(15)	(16)
Adjusted beginning of period balance	1,431	5,827	7,258
Acquisition of business combination	—	—	—
Issuances	13	155	168
Interest accrual	19	80	99
Benefit payments	(95)	(187)	(282)
Derecognitions (lapses and withdrawals)	—	—	—
Foreign currency translation	—	—	—
Ending balance at original discount rate	1,368	5,875	7,243
Effect of changes in discount rate assumptions	(80)	(545)	(625)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	—	—	—
Balance, end of period	$1,288	$5,330	$6,618

Liability for future policy benefits	$1,288	$1,810	$3,098
Less: Reinsurance recoverables	—	(54)	(54)
Net liability for future policy benefits, after reinsurance recoverable	$1,288	$1,756	$3,044

Weighted-average liability duration of future policy benefits (years)	8 years	16 years

Weighted average interest accretion rate	4.40%	4.50%
Weighted average current discount rate	5.20%	5.40%
(1)For the year ended December 31, 2024, the Company recognized liability remeasurement losses of $66 million, which were included in “Policyholder benefits and claims incurred” in the Consolidated Statements of Operations. The amounts include the effect of the Company’s annual assumption review which was conducted during the third quarter of 2024. The notable changes to cash flow assumptions resulted in (i) a decrease in the liability for future policy benefits related to annuity products driven by favorable mortality. The change in mortality resulted in an offsetting increase to the deferred profit liability; (ii) a decrease in the liability for future policy benefits for term life products primarily driven by favorable mortality and favorable updates to policyholder lapse behavior assumptions; and (iii) an increase in the future policy benefits liability for universal life products driven by unfavorable updates in policyholder lapse assumptions and unfavorable mortality.
For the year ended December 31, 2023, the Company recognized liability remeasurement gains of $3 million, from the net effect of the changes in cash flow assumptions, which were included in “Policyholder benefits and claims incurred” in the Consolidated Statements of Operations.

For the period from May 25, 2022 to December 31, 2022, the Company recognized liability remeasurement losses of $1 million, from the net effect of the changes in cash flow assumptions, which were included in “Policyholder benefits and claims incurred” in the Consolidated Statements of Operations.
The amounts of undiscounted and discounted expected gross premiums and future benefit payments follow:

	December 31,
	2024		2023
	Undiscounted	Discounted	Undiscounted	Discounted
	(Dollars in millions)
Annuities
Expected future benefit payments	$9,853	$5,505	$3,466	$2,213
Expected future gross premiums	—	—	—	—

Life Insurance
Expected future benefit payments	8,819	4,169	10,353	5,040
Expected future gross premiums	5,669	3,356	7,541	4,328

Total
Expected future benefit payments	18,672	9,674	13,819	7,253
Expected future gross premiums	5,669	3,356	7,541	4,328
The amount of revenue and interest recognized in the Consolidated Statements of Operations follows:

	Gross Premiums or Assessments
	Successor
	Year Ended December 31,		Period From May 25 to December 31,
	2024	2023	2022
	(Dollars in millions)
Annuities	$3,299	$1,027	$18
Life Insurance	436	452	265

	Interest Expense
	Successor
	Year Ended December 31,		Period From May 25 to December 31,
	2024	2023	2022
	(Dollars in millions)
Annuities	$157	$83	$19
Life Insurance	78	95	27

18. Policyholders' Account Balances
Policyholders’ account balances relate to investment-type contracts and universal life-type policies. Investment-type contracts principally include traditional individual fixed rate annuities and fixed index annuities in the accumulation phase and non-variable group annuity contracts.
The balances and changes in policyholders’ account balances are as follows:

	Year Ended December 31, 2024
Successor	Annuities	Life Insurance	Total
	(Dollars in millions)
Balance, beginning of period	$14,694	$1,975	$16,669
Issuances	11,647	62	11,709
Acquisition from business combination (b)	61,296	—	61,296
Derecognition	—	—	—
Premiums received	67	423	490
Policy charges	(442)	(374)	(816)
Surrenders and withdrawals	(8,958)	(66)	(9,024)
Interest credited	2,383	87	2,470
Benefit payments	(646)	—	(646)
Other	5	—	5
Balance, end of period	$80,046	$2,107	$82,153

Reconciling items:
Supplemental contracts	$514	$—	$514
Variable universal life	—	39	39
Variable deferred annuity	7	—	7
Embedded derivative and other	319	47	366
Total PAB balance, end of period	$80,886	$2,193	$83,079

Weighted-average crediting rate	4.19%	4.21%
Net amount at risk (a)	$12,475	$38,733
Cash surrender value	$73,832	$1,860
(a)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
(b)Amount excludes $177 million of liabilities relating to supplemental contracts at acquisition date.

	Year Ended December 31, 2023
Successor	Annuities	Life Insurance	Total
	(Dollars in millions)
Balance, beginning of period	$12,012	$1,899	$13,911
Issuances	4,382	84	4,466
Acquisition from business combination	—	—	—
Derecognition	—	—	—
Premiums received	34	399	433
Policy charges	(39)	(362)	(401)
Surrenders and withdrawals	(2,132)	(110)	(2,242)
Interest credited	437	65	502
Benefit payments	—	—	—
Net transfers from (to) separate accounts	—	—	—
Other	—	—	—
Balance, end of period	$14,694	$1,975	$16,669

Reconciling items:
Supplemental contracts	$291	$—	$291
Variable universal life	—	36	36
Variable deferred annuity	8	—	8
Embedded derivative and other	135	38	173
Total PAB balance, end of period	$15,128	$2,049	$17,177

Weighted-average crediting rate	3.27%	3.34%
Net amount at risk (a)	$417	$38,365
Cash surrender value	$15,000	$1,796

	Period From May 25, 2022 to December 31, 2022
Successor	Annuities	Life Insurance	Total
	(Dollars in millions)
Balance, beginning of period	$11,603	$1,923	$13,526
Issuances	1,054	45	1,099
Acquisition from business combination	—	—	—
Derecognition	—	—	—
Premiums received	26	226	252
Policy charges	(10)	(273)	(283)
Surrenders and withdrawals	(739)	(38)	(777)
Interest credited	67	23	90
Benefit payments	—	—	—
Net transfers from (to) separate accounts	—	—	—
Other	11	(7)	4
Balance, end of period	$12,012	$1,899	$13,911

Reconciling items:
Supplemental contracts	$305	$—	$305
Variable universal life	—	43	43
Variable deferred annuity	17	—	17
Embedded derivative and other	29	5	34
Total PAB balance, end of period	$12,363	$1,947	$14,310

Weighted-average crediting rate	0.66%	0.87%
Net amount at risk (a)	$313	$35,899
Cash surrender value	$10,899	$1,694
(a)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums follow.

	December 31, 2024
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 - 50 Basis Points Above	51 - 150 Basis Points Above	> 150 Basis Points Above	Other	Total
		(Dollars in millions)
Annuities	0% - 1%	$3,963	$2,838	$3,768	$4,787	$—	$15,356
	1% - 2%	1,501	341	1,159	1,826	—	4,827
	2% - 3%	1,839	411	159	9,321	—	11,730
	Greater than 3%	282	7	2	9	—	300
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	47,833	47,833
	Total	$7,585	$3,597	$5,088	$15,943	$47,833	$80,046

Life Insurance	0% - 1%	$—	$—	$—	$—	$—	$—
	1% - 2%	32	2	60	735	—	829
	2% - 3%	422	—	222	—	—	644
	Greater than 3%	634	—	—	—	—	634
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	—	—
	Total	$1,088	$2	$282	$735	$—	$2,107

	December 31, 2023
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 - 50 Basis Points Above	51 - 150 Basis Points Above	> 150 Basis Points Above	Other	Total
		(Dollars in millions)
Annuities	0% - 1%	$2,485	$29	$483	$722	$—	$3,719
	1% - 2%	668	430	1,943	2,137	—	5,178
	2% - 3%	827	409	56	4,224	—	5,516
	Greater than 3%	264	7	1	1	—	273
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	8	8
	Total	$4,244	$875	$2,483	$7,084	$8	$14,694

Life Insurance	0% - 1%	$—	$—	$—	$—	$—	$—
	1% - 2%	168	2	140	371	—	681
	2% - 3%	415	—	219	—	—	634
	Greater than 3%	659	—	—	—	—	659
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	1	1
	Total	$1,242	$2	$359	$371	$1	$1,975
In the third quarter of 2024, the Company performed its annual assumptions review relating to its policyholders’ account balances. The Company updated assumptions relating to option budget, utilization and policyholder lapse rates which resulted in a $60 million increase in the policyholders’ account balances.

19. Market Risk Benefits
Market Risk Benefits
The net balance of market risk benefit (MRB) assets and liabilities of, and changes in guaranteed minimum withdrawal benefits associated with, annuity contracts is as follows:

	Successor
	Year Ended December 31,		Period From May 25 to December 31,
	2024	2023	2022
	(Dollars in millions)
Balance, beginning of period	$—	$44	$172
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	1	70	216
Acquisition from business combination (a)	2,420	—	—
Issuances	7	1	2
Interest accrual	100	3	2
Attributed fees collected	146	13	5
Benefits payments	—	—	—
Effect of changes in interest rates	(112)	(117)	49
Effect of changes in equity markets	39	171	—
Effect of changes in equity index volatility	(97)	(46)	46
Actual policyholder behavior different from expected behavior	—	(7)	—
Effect of changes in future expected policyholder behavior	2	—	(4)
Effect of changes in other future expected assumptions	43	(87)	(202)
Balance, end of period, before effect of changes in the instrument-specific credit	2,549	1	114
Effect of changes in the ending instrument-specific credit risk	250	(1)	(70)
Balance, end of period	2,799	—	44
Less: Reinsured MRB, end of period	(526)	—	—
Balance, end of period, net of reinsurance	$2,273	$—	$44

Net amount at risk (b)	$12,051	$—	$453
Weighted average attained age of contract holders (years)	71 years	65 years	64 years
(a)See Note 16 - Acquisitions for the details of the measurement period adjustment to market risk benefits liability included within this amount which was assumed upon the Company’s acquisition of AEL in May 2024.
(b)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
The following is a reconciliation of market risk benefits by amounts in an asset position and in a liability position to “Market risk benefits” amount in the Consolidated Statements of Financial Position:

	December 31, 2024
	Asset	Liability	Net Liability
	(Dollars in millions)
Market risk benefits	$856	$3,655	$2,799
Total	$856	$3,655	$2,799

	December 31, 2023
	Asset	Liability	Net Liability
	(Dollars in millions)
Market risk benefits	$34	$34	$—
Total	$34	$34	$—

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
Information regarding the liability for unpaid claims is shown below:

	Successor			Predecessor
	Year Ended December 31,		Period From May 25 to December 31,	Period From January 1 to May 24,
	2024	2023	2022	2022
	(Dollars in millions)
Policy and contract claims, beginning	$1,870	$1,786	$1,496	$1,455
Less: Unpaid claims balance, beginning – long-duration	213	218	—	—
Gross unpaid claims balance, beginning – short-duration	1,657	1,568	1,496	1,455
Less: Reinsurance recoverables, beginning	302	305	281	288
Net unpaid claims balance, beginning – short-duration	1,355	1,263	1,215	1,167
Acquisition from business combination, net of reinsurance	1	—	—	—
Add: incurred related to:
Current accident year	1,388	1,605	830	562
Prior accident years	(46)	(81)	(31)	(21)
Total incurred claims	1,342	1,524	799	541
Less: paid claims related to:
Current accident year	787	951	554	225
Prior accident years	573	481	197	268
Total paid claims	1,360	1,432	751	493
Net unpaid claims balance, ending – short-duration	1,338	1,355	1,263	1,215
Add: Foreign currency translation and other	—	—	—	—
Add: Reinsurance recoverables, ending	288	302	305	281
Gross unpaid claims balance, ending – short-duration	1,626	1,657	1,568	1,496
Add: Unpaid claims balance, ending – long duration	241	213	218	—
Policy and contract claims, ending	$1,867	$1,870	$1,786	$1,496
The estimates for ultimate incurred claims attributable to insured events of prior years decreased by $46 million and decreased by $81 million, respectively, for the year ended December 31, 2024 and 2023. For the period from May 25, 2022 to December 31, 2022, and the Predecessor period from January 1, 2022 to May 24, 2022, the estimates for ultimate incurred claims attributable to insured events of prior years decreased by $31 million and decreased by $21 million, respectively. The favorable development in 2024 was a reflection of lower-than-anticipated losses arising from commercial other, business owners, and commercial auto lines of business. The favorable development in 2023 was a reflection of lower-than-anticipated losses arising from agribusiness, business owners, commercial auto, and commercial other lines of business. The favorable development for the period from May 25, 2022 to December 31, 2022 was a reflection of lower-than-anticipated settlement of losses emerging from commercial automotive, agribusiness, commercial business owner, and guaranteed asset protection waiver lines of business. The favorable development for the Predecessor period from January 1, 2022 to May 24, 2022 was a reflection of lower liability claim settlement costs emerging primarily from the liability line of business, including personal and commercial auto, agribusiness and commercial business owner businesses.
Claims and Claim Adjustment Expenses
The claims development tables as of December 31, 2024 are presented separately for each of the following major property and casualty lines of business:
•Liability – includes a broad range of primary and excess casualty products, such as specialty casualty, construction defect, general liability, commercial multi-peril, workers compensation, product liability, environmental liability and auto liability.
•Professional – provides both admitted and non-admitted policies for professional liability
•Property – offers policies protecting various personal and commercial properties from man-made and natural disasters, including farm and ranch buildings and building contents, as well as auto physical damages.
•Specialty – includes niche insurance coverages such as garage and inland marine and offer insurance programs and fronting solutions.

The reconciliation of the net incurred and paid claims development tables to the “Policy and contract claims” in the Consolidated Statements of Financial Position follows.

December 31, 2024
(Dollars in millions)
Net outstanding liabilities:
Liability	$1,041
Professional	2
Property	198
Specialty	4
Other short-duration lines not included in claims development table (1)	19
Total liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	1,264
Reinsurance recoverables:
Liability	187
Professional	—
Property	12
Specialty	70
Other short-duration lines not included in claims development table (1)	19
Total reinsurance recoverables	288
Insurance lines other than short-duration	241
Unallocated claim adjustment expenses	74
Policy and contract claims	$1,867
(1)Certain lines of business were excluded from claims development tables and other disclosures that are applicable to short-duration contracts due to significantly longer claims development period (e.g., for claim coverages relating to accident years prior to the mid-1990s) or individually insignificant lines of business that do not fall under the Company’s four major property and casualty lines.
The amounts of incurred and paid claims are presented net of reinsurance. The tables present claims development and cumulative claim payments by incurred year and are only presented for significant short-duration product liabilities. The information about incurred and paid claims development prior to 2024 is presented as supplementary information. The cumulative number of reported claims is calculated on a per claim basis.

Liability Line of Business

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2024
	Years Ended December 31,										IBNR & Expected Development on Reported Losses	Cumulative Number of Reported Claims
	(unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Dollars in millions)
2015	$355	$351	$345	$346	$340	$341	$341	$340	$339	$338	$2	43,968
2016		384	373	368	364	359	356	358	357	355	2	46,601
2017			415	406	398	394	395	393	391	391	5	53,691
2018				454	436	420	409	403	396	393	6	57,338
2019					483	469	456	443	435	428	13	52,054
2020						436	401	386	374	366	16	40,918
2021							498	488	477	467	35	45,025
2022								548	530	519	66	42,831
2023									603	599	107	52,816
2024										569	219	51,650
									Total	$4,425

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Dollars in millions)
2015	$101	$186	$240	$280	$308	$318	$324	$327	$329	$332
2016		111	196	253	294	314	330	338	342	346
2017			116	233	290	322	344	359	366	374
2018				127	242	297	329	353	362	374
2019					133	256	310	350	378	395
2020						114	214	264	300	326
2021							140	272	330	375
2022								153	296	370
2023									189	351
2024										167
									Total	3,410
All outstanding liabilities before 2015, net of reinsurance										26
Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,041

Professional Line of Business

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2024
	Years Ended December 31,										IBNR & Expected Development on Reported Losses	Cumulative Number of Reported Claims
	(unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Dollars in millions)
2015	$1	$1	$1	$1	$1	$1	$1	$1	$1	$1	$—	71
2016		1	1	1	1	1	1	1	1	1	—	62
2017			1	1	1	1	1	1	1	1	—	66
2018				1	1	1	1	1	1	1	—	57
2019					1	1	1	1	1	1	—	53
2020						1	1	1	1	1	—	53
2021							1	—	1	—	—	46
2022								1	1	1	—	30
2023									—	1	—	27
2024										1	—	27
									Total	$9

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Dollars in millions)
2015	$—	$1	$1	$1	$1	$1	$1	$1	$1	$1
2016		—	—	1	1	1	1	1	1	1
2017			—	—	—	1	1	1	1	1
2018				—	1	1	1	1	1	1
2019					1	1	1	1	1	1
2020						1	1	1	1	1
2021							—	—	—	—
2022								1	1	1
2023									—	—
2024										—
									Total	7
All outstanding liabilities before 2015, net of reinsurance										—
Liabilities for claims and claim adjustment expenses, net of reinsurance										$2

Property Line of Business

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2024
	Years Ended December 31,										IBNR & Expected Development on Reported Losses	Cumulative Number of Reported Claims
	(unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Dollars in millions)
2015	$328	$324	$323	$323	$322	$322	$322	$322	$322	$322	$—	77,339
2016		363	361	359	360	360	360	360	360	360	—	86,839
2017			393	399	398	395	394	394	394	394	—	106,058
2018				423	423	419	420	420	420	420	—	89,497
2019					425	418	415	416	416	416	—	86,169
2020						465	458	457	459	461	—	78,223
2021							510	515	514	513	1	78,859
2022								590	599	601	4	79,859
2023									726	716	13	91,921
2024										678	60	78,320
									Total	$4,881

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Dollars in millions)
2015	$269	$313	$318	$321	$321	$322	$322	$322	$322	$322
2016		298	350	355	358	359	360	360	360	360
2017			321	384	391	393	393	393	393	394
2018				340	407	413	416	419	419	420
2019					341	402	409	413	415	416
2020						370	445	452	455	459
2021							411	500	508	510
2022								472	581	590
2023									568	685
2024										527
									Total	4,683
All outstanding liabilities before 2015, net of reinsurance										—
Liabilities for claims and claim adjustment expenses, net of reinsurance										$198

Specialty Line of Business

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2024
	Years Ended December 31,										IBNR & Expected Development on Reported Losses	Cumulative Number of Reported Claims
	(unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Dollars in millions)
2015	$47	$46	$46	$46	$46	$46	$46	$46	$46	$46	$—	20,776
2016		76	76	76	76	76	76	76	76	76	—	26,657
2017			95	95	95	95	95	95	95	95	—	31,886
2018				90	90	90	90	90	90	90	—	30,505
2019					83	83	83	83	83	83	—	27,523
2020						70	69	69	69	69	—	27,183
2021							55	47	47	47	—	20,482
2022								62	57	56	—	17,889
2023									106	108	1	23,351
2024										14	1	19,247
									Total	$684

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(unaudited)
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Dollars in millions)
2015	$35	$46	$46	$46	$46	$46	$46	$46	$46	$46
2016		60	76	76	76	76	76	76	76	76
2017			74	95	95	95	95	95	95	95
2018				73	90	90	90	90	90	90
2019					61	83	83	83	83	83
2020						48	68	69	69	69
2021							36	46	47	47
2022								41	55	56
2023									78	105
2024										13
									Total	680
All outstanding liabilities before 2015, net of reinsurance										—
Liabilities for claims and claim adjustment expenses, net of reinsurance										$4

For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims as of December 31, 2024 and 2023 were $7 million and $4 million, respectively.
Claims Duration
The following table provides supplementary information about the 10-year average annual percentage payout of incurred claims as of December 31, 2024:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
As of December 31, 2024:	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Liability	30.6%	27.5%	14.2%	9.8%	6.5%	3.5%	2.2%	1.4%	0.9%	3.4%
Property	80.7%	15.9%	1.5%	0.8%	0.4%	0.1%	0.1%	0.1%	—%	0.6%
Professional	46.0%	23.8%	9.7%	2.9%	12.4%	1.0%	0.2%	0.5%	2.1%	1.4%
Specialty	76.3%	23.2%	0.2%	—%	—%	—%	—%	—%	—%	0.2%

21. Notes Payable and Long Term Borrowings
As part of the acquisition of American Equity, the Company assumed $500 million aggregate principal amount of senior unsecured notes due 2027 which bear interest at 5.0% per year and will mature on June 15, 2027. Contractual interest is payable semi-annually in arrears each June 15th and December 15th.
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
In June 2022, the Company issued $500 million of 6.144% unsecured Senior Notes maturing June 13, 2032. Interest is payable in arrears on June 13 and December 13 of each year. Such notes were offered under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The proceeds from the Senior Notes were used to repay a portion of the Term Loan Agreement. The outstanding note balance was reduced by $4 million in unamortized issuance costs as of December 31, 2024.
On May 7, 2024, the Company entered into a new $1.9 billion term loan agreement. The term loan will mature on May 25, 2027. Interest on the amount borrowed under the term loan is tied to SOFR plus a margin and is reset and paid quarterly. On October 2, 2024, the Company repaid $600 million under this agreement using proceeds of the Senior Notes issued on October 2, 2024. As of December 31, 2024, $1.3 billion was borrowed under the agreement.
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
The agreements above require the Company and its subsidiaries to maintain minimum net worth covenants. As of December 31, 2024 and 2023, the Company was in compliance with its financial covenants.
Our wholly-owned subsidiary trust (which is not consolidated) has issued fixed rate and floating rate trust preferred securities and has used the proceeds from these offerings to purchase subordinated debentures from us. We also issued subordinated debentures to the trust in exchange for all of the common securities of the trust. The sole assets of the trust are the subordinated debentures and any interest accrued thereon. The interest payment dates on the subordinated debentures correspond to the distribution dates on the trust preferred securities issued by the trust. The trust preferred securities mature simultaneously with the subordinated debentures. Our obligations under the subordinated debentures and related agreements provide a full and unconditional guarantee of payments due under the trust preferred securities. The Company assumed this debt obligation as part of the acquisition of American Equity.
Following is a summary of subordinated debt obligations to the trusts at December 31, 2024:

	December 31, 2024	Interest Rate	Due Date
	(Dollars in millions)
American Equity Capital Trust II	$84	5%	June 1, 2047
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

The following is the maturity by year on long term borrowings:

	Payments Due by Year
	Total	Unamortized Discount and Issuance Costs	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More Than 5 Years
	(Dollars in millions)
As of December 31, 2024:
Long term borrowings	$2,957	$(43)	$—	$1,800	$—	$600	$600

As of December 31, 2023:
Long term borrowings	$1,493	$(7)	$—	$—	$1,000	$—	$500
22. Income Taxes
Income taxes are recognized for the amount of taxes payable by our subsidiaries and for the impact of deferred income tax assets and liabilities related to such subsidiaries.
Our income tax expense is as follows:

	Successor			Predecessor
	Year Ended December 31,		Period From May 25 to December 31,	Period From January 1 to May 24,
	2024	2023	2022	2022
	(Dollars in millions)
Current tax expense (recovery)	$93	$(9)	$21	$57
Deferred tax expense (recovery)	(263)	56	53	(24)
Total income tax expense (recovery)	$(170)	$47	$74	$33
Income tax expense (recovery) differed from the amount computed at the statutory federal income tax rate of 21% is as follows:

	Successor			Predecessor
	Year Ended December 31,		Period From May 25 to December 31,	Period From January 1 to May 24,
	2024	2023	2022	2022
	(Dollars in millions)
Net income (loss) before income taxes	$510	$444	$400	$166

Income tax at statutory rate	$107	$93	$84	$35
Tax effect of:
Change in tax rates and imposition of new tax legislation	(292)	(35)	—	—
Tax credits	(3)	(12)	(11)	(1)
Valuation allowance	18	—	—	—
Other	—	1	1	(1)
Total income tax expense (recovery)	$(170)	$47	$74	$33

The following table presents a reconciliation of the statutory income tax rate to the effective income tax rate:

	Successor			Predecessor
	Year Ended December 31,		Period From May 25 to December 31,	Period From January 1 to May 24,
	2024	2023	2022	2022
Statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (reduction) in rate resulting from:
Change in tax rates and imposition of new tax legislation	(57.4)%	(8.0)%	—%	—%
Tax credits	(0.6)%	(2.7)%	(2.8)%	(0.5)%
Valuation allowance	3.5%	—%	—%	—%
Other	0.2%	0.4%	0.4%	(0.7)%
Effective income tax rate	(33.3)%	10.7%	18.6%	19.8%
The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are shown below:

	December 31,
	2024	2023
	(Dollars in millions)
Deferred tax assets
Investments	$1,445	$291
Value of business acquired and other intangible assets	—	109
Policyholders' account balances	60	58
Bermuda DTA	377	35
Reinsurance recoverables	3,920	—
Loss carryforwards	624	28
Tax credit carryforwards	88	3
Other	45	—
Gross deferred tax assets	6,559	524
Valuation allowance	(21)	(5)
Deferred tax assets after valuation allowance	6,538	519

Deferred tax liabilities
Deferred acquisition costs	198	4
Pension assets	64	49
Value of business acquired and other intangible assets	2,060	—
Future policy benefits	4,153	138
Other	—	37
Gross deferred tax liabilities	6,475	228
Total net deferred tax asset	$63	$291
Below is a reconciliation of deferred tax assets (liabilities) as reported on the financial statements:

	December 31,
	2024	2023
	(Dollars in millions)
Deferred tax assets	$529	$291
Deferred tax liabilities	466	—
Total net deferred tax asset	$63	$291
The Company, excluding certain of its subsidiaries which file separate tax returns, are a party to a tax sharing agreement with a US parent entity, BAMR US Holdings, LLC. In accordance with its agreement, if the Company has taxable income, it pays its share of the consolidated federal income tax liability to its parent. However, if the Company incurs a tax loss, the tax benefit is recovered by decreasing subsequent year’s federal income tax payments to its parent.

The Company evaluates its deferred tax asset based on, among other factors, historical operating results, expectation of future profitability, and the duration of the applicable statutory carryforward periods for tax attributes. As of December 31, 2024, the Company reported a valuation allowance of $21 million primarily related to net operating loss carryforwards and alternative minimum tax carryforwards generated by certain of our subsidiaries that file separate tax returns. Based on our evaluation, as of December 31, 2024, the Company determined that the deferred tax assets would be realized within the applicable statutory carryforward period and that no additional valuation allowance was required.
Refer to Note 24 - Accumulated Other Comprehensive Income for deferred income tax recovery (expense) recognized in other comprehensive income.
As of December 31, 2024, the Company had net operating loss carryforwards of $2.9 billion and foreign tax credit carryovers of $15 million. If not utilized, net operating loss carryforwards of $232 million will begin to expire in 2028 and $2.6 billion can be carried forward indefinitely. Foreign tax credit carryovers, if not utilized, will expire in 2034. Additionally, as of December 31, 2024, the Company had $106 million of capital loss carryforwards for federal income tax purposes that can carried forward for five years.
As of December 31, 2024, there were no material income tax contingencies requiring recognition in our consolidated financial statements. Our tax returns are subject to audit by various federal, state and local tax authorities. The Company's income tax returns are subject to examination by the IRS and state tax authorities, generally for three years after they are due or filed, whichever is later. Federal income tax returns for tax years 2021 to 2023 are open to examination by the IRS.
Under the Inflation Reduction Act of 2022, a 15% corporate alternative minimum tax (“CAMT”) is imposed on the adjusted financial statement income of certain large corporations, effective for taxable years beginning after December 31, 2022. The impact of the CAMT, if any, will vary from year to year, based on the relationship between our adjusted financial statement income and our taxable income and if incurred, is creditable against future CAMT liabilities. As of December 31, 2024, the Company’s current tax expense included an accrual for the CAMT liability of $73 million offset by a deferred tax benefit resulting in no impact to our consolidated statement of operations.
Bermuda Corporate Income Tax Regime
In December 2023, the government of Bermuda enacted the Corporate Income Tax Act 2023 (“Bermuda CIT”). The Bermuda CIT imposes a corporate income tax on certain multinational groups earning income in Bermuda beginning January 1, 2025. The new Bermuda CIT also introduced an economic transition adjustment (“ETA”) which allows for an elective increase or decrease in the tax basis of assets and liabilities (excluding goodwill) held as of September 30, 2023, to fair value. It also allows for the recognition of a DTA related to the value of “identifiable intangible assets” that may be amortized over 10 years, beginning January 1, 2025. Examples of identifiable intangible assets include brand and trade names, software, customer relationships and the value of in-force insurance business. As a result, as of December 31, 2023, the Company recognized a deferred tax asset of $35 million. On January 16, 2024, the Government of Bermuda clarified that the ETA can be applied to “customer or supplier relationships between separate legal entities, whether intragroup or with third parties”. The release of this additional guidance by the Government of Bermuda as well as changes in forecasted taxable income in Bermuda resulted in our recognition of deferred tax assets of $292 million (through deferred tax expense) and $50 million (via acquisition accounting for AEL) in 2024 which increased our deferred tax assets related to the Bermuda CIT to $377 million.
We expect that our Bermuda based subsidiaries and affiliates generally will be subject to tax under the Bermuda CIT. The headline rate will be 15% but may be reduced by any available applicable tax credits. We are continuing to assess and monitor the impact of the Bermuda CIT on our operations, including any transitional provisions and elections available to mitigate such impact.
23. Stockholders' Equity
As a result of and following the Merger and the Reincorporation, the Company had 10,000 shares of common stock with a par value of $0.01 per share authorized and outstanding, all of which are held by Brookfield Wealth Solutions Ltd. and its affiliates. See Note 1 - Organization and Description of the Company for additional information.
As part of the acquisition of American Equity, the Company assumed the issuance of 16,000 shares of 5.95% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series A ("Series A") with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $389 million.
As part of the acquisition of American Equity, the Company assumed the issuance of 12,000 shares of 6.625% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series B ("Series B") with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $290 million.
Dividends on the Series A and Series B preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the first day of March, June, September and December of each year, commencing on March 1, 2020 for Series A and on December 1, 2020 for Series B. For the year ended December 31, 2024, we paid dividends totaling $18 million for Series A preferred stock and $15 million for Series B preferred stock, respectively. No dividends were recognized prior to 2024 as the preferred stock was acquired during the acquisition of American Equity during 2024. The Series A and Series B preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions.

24. Accumulated Other Comprehensive Income
The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below:

Predecessor	Change in Net Unrealized Investment Gains (Losses)	Defined Benefit Pension Plan Adjustment	Foreign Currency Translation / Other	Total
	(Dollars in millions)
Balance as of December 31, 2021	$149	$1	$(3)	$147
Other comprehensive income (loss) before reclassifications	(613)	—	—	(613)
Amounts reclassified to (from) AOCI	(7)	4	—	(3)
Balance as of May 24, 2022	$(471)	$5	$(3)	$(469)

Successor	Change in Net Unrealized Investment Gains (Losses)	Change in Discount Rate for Future Policy Benefits	Change in Instrument- Specific Credit Risk for Market Risk Benefit	Defined Benefit Pension Plan Adjustment	Foreign Currency Translation / Other	Total
	(Dollars in millions)
Balance as of May 25, 2022	$—	$—	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(740)	253	21	—	(1)	(467)
Amounts reclassified to (from) AOCI	18	—	—	1	—	19
Balance as of December 31, 2022	(722)	253	21	1	(1)	(448)
Other comprehensive income (loss) before reclassifications	461	(188)	(25)	—	—	248
Amounts reclassified to (from) AOCI	75	—	—	107	—	182
Deferred income tax benefit (expense)	(113)	40	5	(23)	—	(91)
Balance as of December 31, 2023	(299)	105	1	85	(1)	(109)
Other comprehensive income (loss) before reclassifications	605	221	(249)	23	(31)	569
Amounts reclassified to (from) AOCI	13	—	—	—	—	13
Deferred income tax benefit (expense)	(142)	(47)	52	(5)	9	(133)
Balance at December 31, 2024	$177	$279	$(196)	$103	$(23)	$340
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
Statutory accounting differs from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefits liabilities using different actuarial assumptions, and valuing securities on a different basis. In addition, certain assets are not admitted under statutory accounting principles and are charged directly to surplus.
Our U.S. insurance subsidiaries are subject to certain Risk Based Capital (“RBC”) requirements as defined by the National Association of Insurance Commissioners ("NAIC"). RBC requirements require a certain amount of capital and surplus to be maintained based upon various risk factors of the insurance company. Our insurance subsidiaries met the minimum regulatory requirements.

Bermuda Statutory Requirements
The Company’s Bermuda-domiciled insurance subsidiary, Freestone, is licensed by the Bermuda Monetary Authority (“BMA”). AEL Re Bermuda was a licensed Bermuda-domiciled insurance subsidiary until its deregistration, effective December 31, 2024, following the recapture of the North End Re reinsurance treaty. Freestone prepares statutory financial statements that are generally equivalent to GAAP financial statements, with the exception of prudential filters, which include adjustments to eliminate assets non-admissible for solvency purposes, and permitted practices granted by the BMA.
Freestone is subject to the Insurance Act 1978, as amended (the “Bermuda Insurance Act”). Under the Bermuda Insurance Act, Freestone is required to maintain minimum statutory capital and surplus equal to the greater of a minimum solvency margin and the enhanced capital requirement as determined by the BMA. Freestone met the minimum solvency and minimum liquidity regulatory requirements, which include the Enhanced Capital Requirement (“ECR”), calculated based on the Bermuda Solvency Capital Requirement (“BSCR”) model, which is a risk-based model that takes into account the risk characteristics of different aspects of the insurance company’s business.
Statutory Financial Information
The statutory capital and surplus and statutory net income (loss) of our primary life insurance and property and casualty insurance entities in accordance with statutory accounting practices are shown below:

	December 31,
	2024	2023
	(Dollars in millions)
Statutory capital and surplus:
American Equity Investment Life Insurance Company (1)	$3,214	$—
American National’s U.S. life insurance entities (2)	2,652	2,776
American National’s U.S. property and casualty insurance entities (3)	1,741	1,702

	Successor
	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Statutory net income (loss):
American Equity Investment Life Insurance Company (1)	$(747)	$—	$—
American National’s U.S. life insurance entities (2)	(185)	(355)	354
American National’s U.S. property and casualty insurance entities (3)	128	(38)	50
(1)American Equity Investment Life Insurance Company’s, statutory capital and surplus as of December 31, 2023 and statutory net income (loss) for the year ended December 31, 2023, the period from May 25, 2022 to December 31, 2022, and the Predecessor period from January 1, 2022 to May 24, 2022 are not provided as the Company acquired AEL on May 2, 2024. Statutory net income (loss) for the year ended December 31, 2024 presented above represent earnings reported to its regulator and are inclusive of earnings prior to the Company’s acquisition of AEL.
(2)American National’s U.S. life insurance entities include American National Insurance Company, American National Life Insurance Company of New York, Garden State Life Insurance Company, and American National Life Insurance Company of Texas.
(3)American National’s U.S. property and casualty insurance entities include American National Property and Casualty Company, American National General Insurance Company, American National Lloyd’s Insurance Company, American National County Mutual Insurance Company, Farm Family Casualty Insurance Company, and United Farm Family Insurance Company.
Prescribed and Permitted Statutory Accounting Practices
American Equity Investment Life Insurance Company (“AEILIC”) is domiciled in the State of Iowa and is regulated by the Iowa Insurance Division (“IID”). AEILIC uses certain statutory accounting practices prescribed by the IID. AEILIC uses a prescribed practice which allows for call option derivatives instruments hedging the interest credited on fixed indexed annuities to be recorded at amortized cost. The use of this prescribed practice resulted in lower statutory capital and surplus of $91 million as of December 31, 2024. AEILIC also uses a prescribed practice which defines the mortality table allowed for determining the minimum standard of valuation of reserve liabilities for annuities. The use of this prescribed practice resulted in higher statutory capital and surplus of $51 million as of December 31, 2024. The statutory capital and surplus of AEILIC would have remained above the authorized control level RBC had it not used these permitted and prescribed practices.

AEILIC cedes certain lifetime income benefit rider payments in excess of the policyholder’s account balances to three subsidiaries in Vermont, AEL Re Vermont, AEL Re Vermont II and AEL Re Vermont III. The Vermont subsidiaries have been granted permitted practices from the Vermont Department to recognize as an admitted asset an excess of loss reinsurance agreement with a third party which reinsures the lifetime income benefit rider payments in excess of policyholder fund values upon exhaustion of a funds withheld account balance. The permitted practice increased the statutory capital of these Vermont entities by $5.3 billion at December 31, 2024. Without such permitted practices, the risk based capital at the Vermont entities would fall below the minimum regulatory requirements.
American National had been granted a permitted practice from the Texas Department of Insurance to recognize an admitted asset related to the notional value of coverage defined in an excess of loss reinsurance agreement. This permitted practice was withdrawn in 2024. The permitted practice increased the statutory capital and surplus of American National by $548 million at December 31, 2023. The statutory capital and surplus of American National would have remained above authorized control level RBC had it not used the permitted practice.
One of American National’s insurance subsidiaries has been granted a permitted practice from the Nebraska Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increased the statutory capital and surplus of American National Property And Casualty Company ("ANPAC") by $65 million and $71 million at December 31, 2024 and 2023, respectively. The statutory capital and surplus of both ANPAC and American National Lloyds Insurance Company would have remained above the authorized control level RBC had it not used the permitted practice. ANPAC redomesticated from Missouri to Nebraska in 2024.
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
The following outlines the ordinary dividend capacity of the Company’s primary insurance subsidiaries during 2025:
•AEILIC - $321 million,
•American National Insurance Company (“ANICO”) - $225 million;
•American National Life Insurance Company of New York - $35 million;
•ANPAC - $77 million, and
•Farm Family Casualty Insurance Company $40 million.
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
Investment Management
For the years ended December 31, 2024 and December 31, 2023, and the period from May 25, 2022 to December 31, 2022, the Company’s insurance subsidiaries paid investment management fees pursuant to investment managements with an affiliate of BAM of $112 million, $43 million, and $24 million, respectively.
Reinsurance Agreements
AEILIC had a coinsurance agreement with North End Re (Cayman) SPC, a wholly-owned subsidiary Brookfield Wealth Solutions, to reinsure a portion of fixed indexed annuity product liabilities, 70% on a Modco basis and 30% on a coinsurance basis. AEILIC and North End Re entered into a recapture agreement which terminated this coinsurance agreement, effective December 1, 2024. See Note 12 - Reinsurance for the impacts of the recapture agreement.
AEILIC and Eagle have modified coinsurance agreements with Freestone, an affiliated Bermuda reinsurer wholly owned by the Company, to reinsure a quota share of in-force fixed rate, fixed indexed and payout annuities at 50% and ongoing flow fixed rate and fixed indexed annuities at 70%.
ANCIO also has modified coinsurance agreements with Freestone. Pursuant to such agreements, ANICO has ceded to Freestone 80% of in-force (at June 30, 2024) and future flow PRT business, and 70% of in-force (at June 30, 2024) and future flow single premium immediate annuity business, 100% of fixed deferred and equity-indexed annuity business issued up to December 31, 2021, and 70% of fixed deferred and equity-indexed annuity business in 2022 and later.
Other Related Party Transactions
For the years ended December 31, 2024 and 2023, the Company purchased related party investments totaling $4.7 billion and $4.0 billion, respectively. Investment transactions with related parties are accounted for in the same manner as those with unrelated parties in the financial statements.
On November 8, 2022 American National and BAMR US Holdings LLC, an indirect wholly-owned subsidiary of Brookfield Wealth Solutions, entered into a demand deposit agreement. The balance at December 31, 2024 and 2023 was $272 million and $294 million, respectively. The deposit is considered a cash and cash equivalent in the Company's Consolidated Statements of Financial Position as of December 31, 2024 and 2023.
On August 17, 2023 ANTAC, LLC (a subsidiary of the Company) and Brookfield Wealth Solutions entered into a deposit agreement. The balance at December 31, 2024 and 2023 was $192 million and $181 million, respectively. The deposit is considered a cash and cash equivalent in the Company's Consolidated Statements of Financial Position as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, Freestone had a deposit of $254 million and $250 million, respectively, with the Brookfield Treasury Management Inc., a subsidiary of Brookfield Corporation. This amount is included in cash and cash equivalents in the Company's Consolidated Statements of Financial Position. For the years ended December 31, 2024 and December 31, 2023, the Company earned interest income of $15 million and $3 million, respectively.
27. Segment Reporting
Management organizes the business into three reporting segments:
–Annuities - consists of fixed, fixed index, and variable annuity products as well as PRT contracts. Products are primarily sold through independent agents, brokers, and financial institutions, along with multiple-line and career agents.
–Property and Casualty (“P&C”) - consists of personal, agricultural and targeted commercial coverages and credit-related property insurance. Products are primarily sold through multiple-line and independent agents or managing general agents. There are also small amounts of Health insurance, consisting of Medicare Supplement, stop-loss, other supplemental health products and credit disability insurance. Products are typically distributed through independent agents and managing general underwriters.
–Life Insurance - consists of whole, term, universal, indexed and variable life insurance. Products are primarily sold through career, multiple-line, and independent agents as well as direct marketing channels.
Corporate and other consists of net investment income from investments and certain expenses not allocated to the insurance segments and revenues and related expenses from non-insurance operations.

These segments are regularly reviewed by the Company’s chief operating decision maker (“CODM”) for the purpose of allocating resources to the segment and to assess its performance. The Company’s CODM has been identified as the BWS Chief Executive Officer and the BWS Chief Financial Officer.
The key measure used by the CODM in assessing performance and in making resource allocation decisions is Distributable Operating Earnings (“DOE”). DOE provides the CODM with insights on capital allocation and investment strategies, as well as product mix and pricing of insurance products offered by the Annuities, P&C, and Life Insurance segments.
DOE is calculated as net income after applicable taxes excluding the impact of depreciation and amortization, deferred income taxes related to basis and other changes, and breakage and transaction costs, as well as certain investment and insurance reserve gains and losses, including gains and losses related to asset and liability matching strategies, non-operating adjustments related to changes in cash flow assumptions for future policy benefits and change in market risk benefits, and is inclusive of returns on equity invested in certain variable interest entities and the Company’s share of adjusted earnings from investments in certain associates. DOE allows the CODM to evaluate the Company’s segments on the basis of return on invested capital generated by its operations and allows the Company to evaluate the performance of its segments. The tables below provide each segment’s results in the format that the CODM reviews its reporting segments to make decisions and assess performance.

	Year Ended December 31, 2024
Successor	Annuities	P&C	Life Insurance	Total
	(Dollars in millions)
Net premiums and other policy related revenues	$3,681	$1,876	$657
Net investment income, including reinsurance funds withheld	3,139	177	362
Segment revenues (1)(2)	6,820	2,053	1,019	$9,892
Policyholder benefit, net	3,559	1,286	493
Interest sensitive contract benefits, excluding index credits	1,208	—	53
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	486	405	48
Other insurance and reinsurance expenses (3)	157	—	—
Operating expenses, excluding transactions costs	265	215	219
Interest expense	—	—	—
Income tax expense (recovery), net	72	(4)	12
Segment DOE	$1,073	$151	$194	1,418
Corporate and other DOE				(182)
Depreciation and amortization expenses				(76)
Deferred income tax recovery (expense) relating to basis and other changes				364
Transaction costs				(189)
Mark-to-market gains (losses) on investments, including reinsurance funds withheld				(472)
Mark-to-market gains (losses) on insurance contracts and other net assets				(167)
Net income				$696

	Year Ended December 31, 2023
Successor	Annuities	P&C	Life Insurance	Total
	(Dollars in millions)
Net premiums and other policy related revenues	$1,052	$2,090	$876
Net investment income, including reinsurance funds withheld	983	162	281
Segment revenues (1)(2)	2,035	2,252	1,157	$5,444
Policyholder benefit, net	1,118	1,529	622
Interest sensitive contract benefits, excluding index credits	455	—	66
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	20	461	44
Other insurance and reinsurance expenses (3)	(30)	—	—
Operating expenses, excluding transactions costs	80	236	222
Interest expense	—	—	—
Income tax expense (recovery), net	(8)	7	5
Segment DOE	$400	$19	$198	617
Corporate and other DOE				(38)
Depreciation and amortization expenses				(19)
Deferred income tax recovery (expense) relating to basis and other changes				(56)
Transaction costs				(12)
Mark-to-market gains (losses) on investments, including reinsurance funds withheld				(124)
Mark-to-market gains (losses) on insurance contracts and other net assets				24
Net income				$392

	Period From May 25, 2022 to December 31, 2022
Successor	Annuities	P&C	Life Insurance	Total
	(Dollars in millions)
Net premiums and other policy related revenues	$31	$1,185	$488
Net investment income, including reinsurance funds withheld	383	100	171
Segment revenues (1)(2)	414	1,285	659	$2,358
Policyholder benefit, net	76	794	313
Interest sensitive contract benefits, excluding index credits	156	—	39
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	3	276	43
Other insurance and reinsurance expenses (3)	—		—
Operating expenses, excluding transactions costs	45	133	116
Interest expense	—	—	—
Income tax expense (recovery), net	—	—	—
Segment DOE	$134	$82	$148	364
Corporate and other DOE				30
Depreciation and amortization expenses				(12)
Deferred income tax recovery (expense) relating to basis and other changes				(53)
Transaction costs				(13)
Mark-to-market gains (losses) on investments, including reinsurance funds withheld				(90)
Mark-to-market gains (losses) on insurance contracts and other net assets				98
Net income				$324
(1)For the years ended December 31, 2024 and December 31, 2023, and the period from May 25, 2022 to December 31, 2022 there were no significant intersegment revenues.
(2)Our consolidated revenues in the Consolidated Statements of Operations principally represent the sum of “Segment revenues” and “Unrealized net investment gains (losses), including reinsurance funds withheld” in the tables above.
(3)“Other insurance and reinsurance expenses” primarily represent “Change in fair value of market risk benefits” excluding the effect of changes in market risks (e.g., interest rates, equity markets and equity index volatility). See Note 19 - Market Risk Benefits for the details of market risk benefits.

The Company’s Annuities segment offers annuity-based products to individuals and institutions. Total premium revenues recorded within Annuities segment for the years ended December 31, 2024 and December 31, 2023, and the period from May 25, 2022 to December 31, 2022 were primarily from PRT transactions with institutions in the United States and United Kingdom. Premiums received from retail annuities are generally recorded as deposits and are not included in net premiums.
Our P&C segment provides a broad range of P&C products through American National, which include coverage for property, casualty, specialty and other. Total earned premiums within this segment for the years ended December 31, 2024 and December 31, 2023, and the period from May 25, 2022 to December 31, 2022 were primarily from transactions with U.S.-based individuals and institutions.
The Company’s Life Insurance business is principally provided by American National. Total premium revenues recorded within this segment for the years ended December 31, 2024 and December 31, 2023, and the period from May 25, 2022 to December 31, 2022 were primarily from transactions with U.S. retail customers.
In addition to DOE, the CODM also monitors the assets, including investments accounted for using the equity method, liabilities and equity attributable to each segment.

	Annuities	P&C	Life Insurance	Total (1)
	(Dollars in millions)
As of December 31, 2024
Assets	$107,208	$4,742	$9,232	$121,182
Liabilities	98,851	2,544	6,396	107,791
Equity	8,357	2,198	2,836	13,391

As of December 31, 2023
Assets	$20,250	$4,931	$9,272	$34,453
Liabilities	16,922	4,120	7,747	28,789
Equity	3,328	811	1,525	5,664
(1)Table excludes amounts related to Corporate and other which is not a reportable segment for ANGI.
There are no material assets held in jurisdictions outside of the United States as of December 31, 2024 and December 31, 2023. A subsidiary of American National generated $1.3 billion of revenue from a transaction with a customer domiciled in the United Kingdom. See Note 12 - Reinsurance for the details. Other than that transaction, there was no material revenue generated in jurisdictions outside of the United States for the years ended December 31, 2024 and December 31, 2023, and the period from May 25, 2022 to December 31, 2022.
28. Financial Commitments and Contingencies
Commitments
As of December 31, 2024, the Company and its subsidiaries, in aggregate, had outstanding unfunded commitments to purchase, expand or improve real estate and to fund mortgage loans, private loans and investment funds of $4.7 billion.
In addition, the subsidiaries of the Company had outstanding letters of credit in the amount of $6 million as of December 31, 2024.
The Company’s subsidiaries lease office space, technological equipment and automobiles. The remaining long-term lease commitments as of December 31, 2024 were approximately $30 million and are included in the Company’s Statements of Financial Position within “Other liabilities”. As of December 31, 2024, a Company subsidiary had approximately $43 million of future payments, inclusive of office space construction costs, under a long-term operating lease agreement with a third party that has not yet commenced. The lease will commence in 2025 with a minimum lease term of 11 years.
Federal Home Loan Bank (“FHLB”) Agreements
The Company has access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of December 31, 2024, certain municipal bonds and collateralized mortgage obligations with a fair value of approximately $800 million and commercial mortgage loans of approximately $727 million were on deposit with the FHLB as collateral for borrowing. As of December 31, 2024, the collateral provided borrowing capacity of approximately $881 million. The deposited securities and commercial mortgage loans are included in the Consolidated Statements of Financial Position within “Available-for-sale fixed maturity securities” and “Mortgage loans on real estate”, respectively.

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
29. Subsequent Events
The Company evaluated all events and transactions through March 31, 2025, the date the accompanying consolidated financial statements were issued.
On January 10, 2025, the Company issued an aggregate of 12,000 shares of 7.375% Fixed-Rate Non-Cumulative Preferred Stock, Series D with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $292 million. On February 24, 2025 the Company used the net proceeds from this offering, together with cash on hand, to redeem in full 16,000 shares of 5.95% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series A issued by AEL on November 21, 2019.
On January 23, 2025, American National Global Funding, a Delaware statutory trust that is not consolidated or affiliated with us, issued senior secured notes due January 2030, which bear interest at 5.550%, payable semi-annually, for aggregate net proceeds of approximately $497 million. These notes are referred to as funding agreement-backed notes (“FABN”), as the trust uses the net proceeds of the note sales to acquire funding agreements with matching interest and maturity payment terms from an insurance subsidiary of the Company. Obligations under the funding agreements will be accounted for as “Policyholders’ account balances” on the Consolidated Statements of Financial Position.
On January 27, 2025, the Board of Directors of the Company declared a cash dividend of $5 million on Series B Preferred Stock. The dividend was paid on March 1, 2025 to shareholders of record as of February 14, 2025.
On March 14, 2025, the Board of Directors of the Company declared a cash dividend of $6 million on Series D Preferred Stock. The dividend will be payable on April 15, 2025 to shareholders of record as of March 31, 2025.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
Schedule I - Summary of Investments, Other Than Investments in Related Parties
December 31, 2024
The financial information required under Schedule I is included within the Company’s Consolidated Statements of Financial Position and Note 3 - Available-For-Sale Fixed Maturity Securities, Note 4 - Equity Securities, Note 5 - Mortgage Loans on Real Estate, Note 6 - Private Loans, Note 7 - Real Estate and Real Estate Partnerships, Note 11 - Fair Value of Financial Instruments, and Note 26 - Related Party Transactions within the Notes to the consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
Schedule II - Condensed Financial Information of Registrant

Condensed Statements of Financial Position (Parent Company Only)

	December 31,
	2024	2023
	(Dollars in millions)
Assets
Equity securities	$657	$903
Cash and cash equivalents	315	304
Investments in subsidiaries	13,184	6,081
Due from related party	1,848	—
Other assets	142	20
Total assets	$16,146	$7,308

Liabilities
Long-term debt	$2,957	$1,499
Accounts payable and accrued liabilities	12	—
Due to related party	3,180	—
Other liabilities	47	17
Total liabilities	6,196	1,516

Equity
Preferred stock, Series A	389	—
Preferred stock, Series B	296	—
Additional paid-in capital	8,103	5,185
Accumulated other comprehensive income (loss), net of taxes	(118)	(109)
Retained earnings	1,280	716
Total equity	9,950	5,792
Total liabilities and equity	$16,146	$7,308

Condensed Statements of Comprehensive Income (Parent Company Only)

	Successor			Predecessor
	Year Ended December 31,		Period From May 25 to December 31,	Period From January 1 to May 24,
	2024	2023	2022	2022
	(Dollars in millions)
Net investment income	$253	$23	$9	$—
Net gains on equity securities	(44)	1	—	—
Operating expenses	(136)	(114)	(60)	(39)
Interest expense	(240)	—	—	—
Income tax benefit	64	25	8	6
Income from subsidiaries, net of tax	832	457	367	164
Net income attributable to American National Group Inc. stockholders	729	392	324	131
Less: Preferred stock dividends	33	—	—	—
Net income attributable to American National Group Inc. common stockholder	696	392	324	131
Other comprehensive income (loss) from subsidiaries	443	339	(448)	(616)
Total comprehensive income (loss)	$1,172	$731	$(124)	$(485)
The accompanying notes are an integral part of the combined financial information.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
Schedule II - Condensed Financial Information of Registrant

Condensed Statements of Cash Flows (Parent Company Only)

	Successor			Predecessor
	Year Ended December 31,		Period From May 25 to December 31,	Period From January 1 to May 24,
	2024	2023	2022	2022
	(Dollars in millions)
Operating activities:
Net income	$729	$392	$324	$131
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net gains on equity securities	1	(1)	—	—
Deferred federal income tax expense (benefit)	270	(11)	—	(2)
Equity in earnings of subsidiaries	(832)	(457)	(367)	(164)
Dividends from subsidiaries	257	557	641	47
Changes in:
Changes in working capital	23	—	—	—
Current tax receivable/payable	(323)	—	—	—
Other, net	(34)	2	2	(38)
Net cash provided by (used in) operating activities	91	482	600	(26)

Investing activities:
Investments in subsidiaries	(1,871)	(78)	—	—
Change in short-term investments	—	15	(15)	—
Net cash provided by (used in) investing activities	(1,871)	(63)	(15)	—

Financing activities:
Issuance of equity	—	—	45	—
Borrowings from related parties	1,300	—	5	—
Borrowings from external parties	2,500	—	500	—
Repayment of borrowings to external parties	(1,900)	—	(507)	—
Debt issuance costs	(4)	—	(5)	—
Dividends to stockholders	(105)	(750)	—	(22)
Net cash provided by (used in) financing activities	1,791	(750)	38	(22)

Cash and cash equivalents
Cash and cash equivalents, beginning of period	304	635	12	60
Net change during the period	11	(331)	623	(48)
Cash and cash equivalents, end of period	$315	$304	$635	$12

Supplemental cash flow information
Equity contribution and invested assets received	$—	$2,130	$—	$—
Investment in subsidiaries contribution	—	(1,231)	—	—
The accompanying notes are an integral part of the combined financial information.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
Schedule II - Condensed Financial Information of Registrant
Notes to the Condensed Financial Information of Registrant (Parent Company Only)
1. Basis of Presentation
These condensed financial statements of American National Group Inc. (the “Parent Company”) should be read in conjunction with the consolidated financial statements and notes thereto of the Parent Company and its subsidiaries.
All operating activities of the Parent Company are conducted by its operating subsidiaries. The Parent Company is a holding company that does not conduct any substantive business operations and does not have any assets other than equity securities, cash and cash equivalents, investments in its subsidiaries, due from related party, and other assets. The operating subsidiaries are regulated insurance companies and therefore have restrictions on the ability to pay dividends, loan funds and make other upstream distributions to the Parent Company without prior approval by local regulators.
For the purposes of these condensed financial statements, the Parent Company’s wholly owned subsidiaries are presented under the equity method of accounting. Under this method, the assets and liabilities of subsidiaries are not consolidated. The investments in subsidiaries are recorded on the condensed statements of financial position. The earnings of its subsidiaries are reported on a net basis as income (loss) of equity method investments on the condensed statements of comprehensive income (loss).
During the years ended December 31, 2024 and December 31, 2023, the Parent Company received dividends from subsidiaries of $257 million and $557 million, respectively. During the period from May 25, 2022 to December 31, 2022 and the Predecessor period from January 1, 2022 to May 24, 2022, the Parent Company received dividends from subsidiaries of $641 million and $47 million, respectively. See Note 25 - Statutory Financial Information and Dividend Restrictions to the consolidated financial statements for additional information on subsidiary dividend restrictions.
2. Commitments and Contingencies
See Note 21 - Notes Payable and Long Term Borrowings to our audited consolidated financial statements in this Form 10-K for a description of the Parent Company's notes payable and subordinated debentures payable to subsidiary trusts.
The Parent Company had no other material commitments or contingencies during the reported periods.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
Schedule III—Supplementary Insurance Information
Successor	DAC, DSI and VOBA	FPB, PAB, policy and contract claims, deposit liabilities and MRB (1)	Unearned premiums	Other policy claims and benefits payable (2)	Premium revenue	Net investment income	Policyholder benefits and claims incurred, interest sensitive contract benefits and change in fair value of MRB (3)	Amortization of DAC, DSI and VOBA	Other operating expenses	Net premiums written
	(Dollars in millions)
Year Ended December 31, 2024
Annuities	$10,118	$90,590	$—	$28	$3,679	$3,070	$5,138	$487	$350	$—
Property and Casualty	142	1,493	1,044	407	1,874	169	1,331	415	150	1,625
Life Insurance	371	5,688	—	—	623	301	633	37	224	—
Total	$10,631	$97,771	$1,044	$435	$6,176	$3,540	$7,102	$939	$724	$1,625

Year Ended December 31, 2023
Annuities	$237	$17,686	$—	$—	$1,070	$921	$1,436	$20	$87	$—
Property and Casualty	184	1,618	1,139	484	2,065	99	1,549	462	226	2,057
Life Insurance	523	5,885	—	—	800	324	715	44	224	—
Total	$944	$25,189	$1,139	$484	$3,935	$1,344	$3,700	$526	$537	$2,057

Period From May 25, 2022 to December 31, 2022
Annuities	$91	$14,209	$—	$—	$31	$333	$149	$4	$51	$—
Property and Casualty	185	1,643	1,086	—	1,184	51	806	276	101	1,123
Life Insurance	423	5,480	—	—	465	172	391	42	105	—
Total	$699	$21,332	$1,086	$—	$1,680	$556	$1,346	$322	$257	$1,123

Predecessor	DAC, DSI and VOBA	FPB, PAB, policy and contract claims, deposit liabilities and MRB (1)	Unearned premiums	Other policy claims and benefits payable (2)	Premium revenue	Net investment income	Policyholder benefits and claims incurred, interest sensitive contract benefits and change in fair value of MRB (3)	Amortization of DAC, DSI and VOBA	Other operating expenses	Net premiums written
	(Dollars in millions)
Period From January 1, 2022 to May 24, 2022
Annuities	$587	$—	$—	$—	$20	$229	$84	$9	$32	$—
Property and Casualty	171	—	—	—	795	27	540	167	70	806
Life Insurance	980	—	—	—	323	103	260	51	84	—
Total	$1,738	$—	$—	$—	$1,138	$359	$884	$227	$186	$806
(1)Represents interest sensitive contract liabilities, future policy benefits and market risk benefits on the Consolidated Statements of Financial Position.
(2)Included in “Other liabilities” on the Consolidated Statements of Financial Position.
(3)Represents interest sensitive contract benefits, future policy and other policy benefits and market risk benefits remeasurement (gains) losses on the Consolidated Statements of Operations.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
Schedule IV—Reinsurance

Successor	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percent of Amount Assumed to Net
	(Dollars in millions)
December 31, 2024
Life insurance in force	$135,195	$109,782	$83	$25,496	0.3%
Premiums earned:
Life & Annuity	$2,482	$123	$1,284	$3,643	35.2%
Health	89	247	177	19	931.6%
Property and Casualty	2,304	454	7	1,857	0.4%
	$4,875	$824	$1,468	$5,519	26.6%

December 31, 2023
Life insurance in force	$139,899	$20,020	$120	$119,999	0.1%
Premiums earned:
Life & Annuity	$1,535	$84	$5	$1,456	0.3%
Health	163	510	420	73	575.3%
Property and Casualty	2,174	792	610	1,992	30.6%
	$3,872	$1,386	$1,035	$3,521	29.4%

Period From May 25, 2022 to December 31, 2022
Life insurance in force	$142,904	$22,027	$222	$121,099	0.2%
Premiums earned:
Life & Annuity	$317	$49	$3	$271	1.1%
Health	98	184	162	76	213.2%
Property and Casualty	1,208	416	315	1,107	28.5%
	$1,623	$649	$480	$1,454	33.0%

Predecessor	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percent of Amount Assumed to Net
	(Dollars in millions)
Period From January 1, 2022 to May 24, 2022
Premiums earned:
Life & Annuity	$222	$40	$2	$184	1.1%
Health	68	113	99	54	183.3%
Property and Casualty	808	250	183	741	24.7%
	$1,098	$403	$284	$979	29.0%
See accompanying Report of Independent Registered Public Accounting Firm.