Form 10-Q
period 2025-03-31
American National Group Inc.
filed 2025-05-15
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 14, 2025, 10,000 shares of our common shares were outstanding, all of which are held by Brookfield Wealth Solutions Ltd. and its affiliates.
American National Group Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) for Form 10-Q and therefore is filing this Form 10-Q in the reduced disclosure format.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except share and per share data)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Investments:
Available-for-sale fixed maturity securities, at fair value (net of allowance for credit losses of $11 and $27, respectively; amortized cost of $48,682 and $47,127, respectively)	$49,290	$47,292
Equity securities, at fair value	1,086	1,142
Mortgage loans on real estate, at amortized cost (net of allowance for credit losses of $154 and $155, respectively)	11,675	12,117
Private loans, at amortized cost (net of allowance for credit loss of $77 and $66, respectively)	6,147	5,732
Real estate and real estate partnerships (net of accumulated depreciation of $227 and $228, respectively)	4,998	4,992
Investment funds	3,037	3,015
Policy loans	265	274
Short-term investments, at estimated fair value	8,017	4,177
Other invested assets	2,175	2,014
Total investments	86,690	80,755

Cash and cash equivalents	7,520	11,330
Accrued investment income	764	761
Deferred policy acquisition costs, deferred sales inducements and value of business acquired	10,783	10,631
Premiums due and other receivables	453	437
Ceded unearned premiums	129	132
Deferred tax asset	517	529
Reinsurance recoverables and deposit assets	9,943	10,055
Property and equipment (net of accumulated depreciation of $360 and $352, respectively)	172	175
Intangible assets (net of accumulated amortization of $85 and $56, respectively)	1,569	1,545
Goodwill	783	783
Other assets	2,858	2,745
Separate account assets	1,253	1,343
Total assets	$123,434	$121,221

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except share and per share data)

(Unaudited)

	March 31, 2025	December 31, 2024
Liabilities
Future policy benefits	$9,629	$9,170
Policyholders’ account balances	84,606	83,079
Policy and contract claims	1,908	1,867
Market risk benefits	4,066	3,655
Unearned premium reserve	944	1,044
Due to related parties	108	80
Other policyholder funds	357	347
Notes payable	196	189
Long term borrowings	2,959	2,957
Funds withheld for reinsurance liabilities	3,197	3,321
Other liabilities	4,166	4,141
Separate account liabilities	1,253	1,343
Total liabilities	113,389	111,193

Equity
Preferred stock, Series A; par value $1 per share; $25,000 per share liquidation preference; 20,000 shares authorized; issued and outstanding: 2025 - no shares 2024 - 16,000 shares	—	389
Preferred stock, Series B; par value $1 per share; $25,000 per share liquidation preference; 12,000 shares authorized; issued and outstanding: 2025 - 12,000 shares 2024 - 12,000 shares	296	296
Preferred stock, Series D; par value $1 per share; $25,000 per share liquidation preference; 12,000 shares authorized; issued and outstanding: 2025 - 12,000 shares 2024 - no shares	292	—
Additional paid-in capital	7,571	7,569
Accumulated other comprehensive income (loss), net of taxes	670	340
Retained earnings	1,133	1,356
Non-controlling interests	83	78
Total equity	10,045	10,028
Total liabilities and equity	$123,434	$121,221

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Net premiums	$889	$1,144
Other policy revenue	149	112
Net investment income	1,275	440
Investment related gains (losses)	(4)	(34)
Other income	30	8
Total revenues	2,339	1,670

Policyholder benefits and claims incurred	888	1,086
Interest sensitive contract benefits	512	155
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	318	161
Change in fair value of insurance-related derivatives and embedded derivatives	199	(19)
Change in fair value of market risk benefits	361	19
Operating expenses	275	103
Interest expense	44	22
Total benefits and expenses	2,597	1,527
Net income (loss) before income taxes	(258)	143
Income tax expense (benefit)	(55)	29
Net income (loss)	(203)	114
Less: Net income attributable to noncontrolling interests	3	1
Net income (loss) attributable to American National Group Inc. stockholders	(206)	113
Less: Preferred stock dividends and redemption	30	—
Net income (loss) attributable to American National Group Inc. common stockholder	$(236)	$113
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(203)	$114
Other comprehensive income, net of tax:
Change in net unrealized investment gains (losses)	273	(44)
Foreign currency translation	34	(3)
Change in discount rate for future policy benefits	(23)	102
Change in instrument-specific credit risk for market risk benefits	49	(9)
Defined benefit pension plan adjustment	(3)	4
Total other comprehensive income	330	50
Comprehensive income	127	164
Less: Comprehensive income attributable to noncontrolling interest	3	1
Comprehensive income attributable to American National Group Inc.	$124	$163
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
(Unaudited)

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
For the three months ended March 31, 2025
Balance at December 31, 2024	$685	$7,569	$340	$1,356	$78	$10,028
Net income (loss) for period	—	—	—	(206)	3	(203)
Other comprehensive income	—	—	330	—	—	330
Contributions from (distributions to) noncontrolling interests	—	—	—	—	2	2
Dividends	—	—	—	(19)	—	(19)
Preferred stock issuance	292	—	—	—	—	292
Preferred stock redemption	(389)	—	—	(11)	—	(400)
Other	—	2	—	13	—	15
Balance at March 31, 2025	$588	$7,571	$670	$1,133	$83	$10,045

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
For the three months ended March 31, 2024
Balance at December 31, 2023	$—	$5,185	$(109)	$716	$107	$5,899
Net income for period	—	—	—	113	1	114
Other comprehensive income	—	—	50	—	—	50
Contributions from noncontrolling interests	—	—	—	—	4	4
Balance at March 31, 2024	$—	$5,185	$(59)	$829	$112	$6,067
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Operating activities:
Net income (loss)	$(203)	$114
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other policy revenue	(149)	(112)
Accretion on investments	(206)	(164)
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	318	161
Deferral of policy acquisition costs	(327)	(189)
Losses (gains) on investments and derivatives	308	(47)
Other losses (gains)	(12)	57
Provisions for credit losses (reversals)	(2)	(1)
Income from real estate partnerships, investment funds and corporations	(73)	(43)
Distributions from real estate partnerships, investment funds and corporations	131	60
Interest credited to policyholder account balances	512	155
Change in fair value of embedded derivatives	(134)	(19)
Depreciation and amortization	51	12
Deferred income taxes	(56)	26
Changes in operating assets and liabilities:
Insurance-related liabilities	652	238
Premiums due and other receivables	(17)	(8)
Funds withheld for reinsurance liabilities	(84)	—
Reinsurance recoverables and deposit assets	219	4
Accrued investment income	(3)	(43)
Working capital and other	(254)	61
Cash flows provided by operating activities	671	262

Investing activities:
Purchase of investments:
Fixed maturity, available-for-sale	(2,596)	(1,181)
Equity securities	(36)	(28)
Mortgage loans on real estate	(305)	(71)
Private loans	(631)	—
Real estate and real estate partnerships	(39)	(16)
Investment funds	(161)	—
Short-term investments	(7,455)	(817)
Other invested assets	(20)	(41)
Proceeds from sales and maturities of investments:
Fixed maturity, available-for-sale	1,348	597
Equity securities	—	2
Mortgage loans on real estate	789	113
Private loans	177	—
Real estate and real estate partnerships	36	77
Short-term investments	3,583	—
Other invested assets	18	4
Purchases of derivatives	(213)	—
Proceeds from sales and maturities of derivatives	308	—
Purchase of intangibles and property and equipment	(5)	(16)
Purchase of equity accounted investments	—	(217)

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Distributions from equity accounted investments	—	52
Change in collateral held for derivatives	(575)	53
Other, net	29	(49)
Cash flows used in investing activities	(5,748)	(1,538)

Financing activities:
Issuance of preferred equity	292	—
Redemption of preferred equity	(400)	—
Dividends paid to stockholders	(19)	—
Borrowings from related parties	197	—
Repayment of borrowings to related parties	(14)	(5)
Borrowings issued to reinsurance entities	6	—
Repayment of borrowings issued to reinsurance entities	(6)	—
Policyholders’ account deposits	3,514	992
Policyholders’ account withdrawals	(2,301)	(662)
Issuance of equity, noncontrolling interest	1	—
Distributions to noncontrolling interest	(3)	3
Cash flows provided by financing activities	1,267	328

Cash and cash equivalents
Cash and cash equivalents, beginning of period	11,330	3,192
Net change during the period	(3,810)	(948)
Cash and cash equivalents, end of period	$7,520	$2,244

Supplementary disclosures of cash flow information:
Cash taxes paid (net of refunds received)	$(38)	$5
Cash interest paid	20	22

Non-cash investing and financing activities:
Premium in-kind consideration received	$—	$462
See accompanying notes to the unaudited consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
1. Organization and Description of the Company
American National Group Inc., together with its subsidiaries (collectively, “ANGI”, “we”, “our”, “us”, or the “Company”) is focused on securing the financial futures of individuals and institutions through a range of insurance and retirement services. Our business is presently conducted through our subsidiaries under three operating segments, which we refer to as our Annuities, Property and Casualty (“P&C”), and Life Insurance segments. We conduct our business in 50 states, the District of Columbia and Puerto Rico.
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
2. Summary of Significant Accounting Policies
The unaudited consolidated financial statements and notes thereto, including all prior periods presented, have been prepared under accounting principles generally accepted in the United States of America (“GAAP”). The financial statements are prepared on a going concern basis and have been presented in U.S. dollars (“USD”) rounded to the nearest million unless otherwise indicated. The financial statements should be read in conjunction with the December 31, 2024 audited consolidated financial statements of the Company included in the Form 10-K, filed with the SEC on March 31, 2025. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending December 31, 2025. These financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented in accordance with GAAP.
The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Included among the material (or potentially material) reported amounts and disclosures that require use of estimates are: fair value of certain financial assets, derivatives, allowances for credit losses, deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”), reinsurance funds withheld, goodwill and other intangibles, market risk benefits (“MRB”), future policy benefits (“FPB”), policyholder account balances (“PAB”) including the fair value of embedded derivatives, policy and contract claims, income taxes including the recoverability of deferred tax assets and the potential effects of resolving litigated matters. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.

Reclassification of Prior Year Presentation
As a result of the acquisition of AEL and the increase in significance of certain accounts resulting from the consolidation of AEL, certain previously reported amounts have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on net income (loss) as reported in the statements of operations.
The following tables and explanatory notes present adjustments within the statement of operating results for the three months ended March 31, 2024 to conform the presentation to that of ANGI’s.

	Three Months Ended March 31, 2024
	American National, Historical	Reclassification to Conform Presentation	Notes	American National, Conformed
	(Dollars in millions)
Net investment income	$470	$(30)	2(a)	$440
Investment related gains (losses)	—	(34)	2(b)	(34)
Net realized investment gains (losses)	2	(2)	2(b)	—
Increase in investment credit loss	1	(1)	2(b)	—
Net gains (losses) on equity securities	(11)	11	2(b)	—
Policyholder benefits and claims incurred	(1,084)	(2)	2(d)	(1,086)
Interest credited to policyholders' account balances	(192)	192	2(a)	—
Interest sensitive contract benefits	—	(155)	2(d)	(155)
Change in fair value of insurance-related derivatives and embedded derivatives	—	19	2(a)	19
Future policy benefit remeasurement losses	(2)	2	2(d)	—
Other operating expenses	(128)	128	2(c)	—
Operating expenses	—	(103)	2(c)	(103)
Interest expense	—	(22)	2(c)	(22)
Other components of net periodic pension benefit (costs), net of tax	3	(3)	2(d)	—
	$(941)	$—		$(941)
The historical financial statements of American National were prepared in accordance with U.S. GAAP. The following adjustments have been made to conform the presentation of the historical financial statements of American National to the presentation of ANGI’s financial statements:
(a)Mark-to-market gains (losses) on equity-indexed call options is reclassified from “Net investment income” to “Change in fair value of insurance-related derivatives and embedded derivatives” and the embedded derivatives within Policyholders’ Account Balances are reclassified from “Interest credited to policyholders’ account balances” to “Change in fair value of insurance-related derivatives and embedded derivatives”;
(b)Net realized investment gains (losses), increase in investment credit loss, and net gains (losses) on equity securities have been reclassified to “Investment related gains (losses)”;
(c)Other operating expenses have been bifurcated into “Operating expenses” and “Interest expense”; and
(d)Other reclassifications.
Basis of Consolidation
These financial statements include the accounts of the Company and its consolidated subsidiaries, which are legal entities in which the Company has a controlling financial interest either by holding a majority voting interest or as the primary beneficiary of the variable interest entity (“VIE”). All intra-group transactions, balances, income and expenses are eliminated in full on consolidation.
The consolidation assessment depends on the specific facts and circumstances for each entity and requires judgment. Refer to Note 2 of the Company’s December 31, 2024 audited consolidated financial statements for a further description of the Company’s accounting policies regarding consolidation.
Adoption of New Accounting Pronouncements
In the current period, the Company did not adopt any Accounting Standard Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) that was material in presentation or amount.

Recently Issued Accounting Pronouncements
The Company continues to assess the impacts on the financial statements of the following ASUs issued but not yet adopted as of March 31, 2025. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.
ASU 2023-09 – On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU will be effective for annual reporting periods beginning after December 15, 2024, to be applied prospectively with an option for retrospective application, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our financial statements.
ASU 2024-03 – On November 4, 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, to be applied on either a retrospective or prospective basis subject to certain exceptions, with early adoption permitted. We are currently evaluating the impact of this ASU on our financial statements. However, as they apply to disclosure requirements, the adoption of this ASU is not anticipated to have a material impact on our profitability, financial position or cash flows.
3. Available-For-Sale Fixed Maturity Securities
The total amortized cost, fair value, allowance for credit losses, and gross unrealized gains and losses of available-for-sale fixed maturity securities are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(Dollars in millions)
March 31, 2025
U.S. treasury and government	$90	$—	$(2)	$—	$88
U.S. state and municipal	3,151	88	(24)	—	3,215
Foreign governments	1,162	19	(7)	—	1,174
Corporate debt securities	33,019	641	(221)	(9)	33,430
Residential mortgage-backed securities	992	37	(3)	(1)	1,025
Commercial mortgage-backed securities	2,860	86	(29)	—	2,917
Collateralized debt securities	7,408	111	(77)	(1)	7,441
Total fixed maturity securities	$48,682	$982	$(363)	$(11)	$49,290

December 31, 2024
U.S. treasury and government	$87	$—	$(1)	$—	$86
U.S. state and municipal	3,200	37	(30)	—	3,207
Foreign governments	1,568	6	(33)	—	1,541
Corporate debt securities	32,770	454	(350)	(26)	32,848
Residential mortgage-backed securities	1,086	25	(4)	(1)	1,106
Commercial mortgage-backed securities	2,755	65	(24)	—	2,796
Collateralized debt securities	5,661	77	(30)	—	5,708
Total fixed maturity securities	$47,127	$664	$(472)	$(27)	$47,292

The amortized cost and fair value of available-for-sale fixed maturity securities at March 31, 2025, by contractual maturity are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities and collateralized debt securities, which are not due at a single maturity, have been separately presented below.

	Available-For-Sale
	Amortized Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$1,568	$1,572
Due after one year through five years	14,765	14,925
Due after five years through ten years	5,552	5,634
Due after ten years	15,537	15,776
	37,422	37,907
Residential mortgage-backed securities	992	1,025
Commercial mortgage-backed securities	2,860	2,917
Collateralized debt securities	7,408	7,441
Total	$48,682	$49,290
Proceeds from sales of available-for-sale fixed maturity securities, with the related gross realized gains and losses, are shown below:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Proceeds from sales of available-for-sale fixed maturity securities	$1,348	$597
Gross realized gains	2	2
Gross realized (losses)	(1)	(2)
The Company has pledged bonds in connection with certain agreements and transactions, such as financing and reinsurance agreements. The carrying value of bonds pledged was $7.4 billion and $8.8 billion as of March 31, 2025 and December 31, 2024, respectively.
In accordance with various regulations, the Company has securities on deposit with regulating authorities with a carrying value of $67 million and $65 million as of March 31, 2025 and December 31, 2024, respectively. There are no restrictions on these assets.
As of March 31, 2025 and December 31, 2024, amounts loaned under reverse repurchase agreements were $400 million and $400 million, respectively, and the fair value of the collateral, comprised of equity securities, was $859 million and $783 million, respectively.

The gross unrealized losses and fair value of available-for-sale fixed maturity securities, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position due to market factors are shown below:

	Less than 12 months			12 months or more			Total
	Number of Issues	Gross Unrealized Losses (1)	Fair Value	Number of Issues	Gross Unrealized Losses (1)	Fair Value	Number of Issues	Gross Unrealized Losses (1)	Fair Value
	(Dollars in millions)
March 31, 2025
U.S. treasury and government	2	$(1)	$20	2	$(1)	$36	4	$(2)	$56
U.S. state and municipal	75	(14)	294	152	(10)	252	227	(24)	546
Foreign governments	5	(7)	356	—	—	—	5	(7)	356
Corporate debt securities	1,025	(122)	5,537	330	(99)	3,503	1,355	(221)	9,040
Residential mortgage-backed securities	32	(2)	146	5	(1)	15	37	(3)	161
Commercial mortgage-backed securities	100	(28)	654	3	(1)	44	103	(29)	698
Collateralized debt securities	204	(47)	1,353	8	(30)	409	212	(77)	1,762
Total	1,443	$(221)	$8,360	500	$(142)	$4,259	1,943	$(363)	$12,619

December 31, 2024
U.S. treasury and government	3	$—	$29	1	$(1)	$36	4	$(1)	$65
U.S. state and municipal	174	(20)	851	190	(10)	280	364	(30)	1,131
Foreign governments	8	(33)	1,206	—	—	—	8	(33)	1,206
Corporate debt securities	1,514	(165)	6,615	384	(185)	4,015	1,898	(350)	10,630
Residential mortgage-backed securities	47	(3)	178	16	(1)	61	63	(4)	239
Commercial mortgage-backed securities	104	(24)	667	—	—	—	104	(24)	667
Collateralized debt securities	178	(29)	1,182	5	(1)	22	183	(30)	1,204
Total	2,028	$(274)	$10,728	596	$(198)	$4,414	2,624	$(472)	$15,142
(1)Unrealized losses have been reduced to reflect the allowance for credit losses of $11 million and $27 million as of March 31, 2025 and December 31, 2024, respectively.
The unrealized losses as of March 31, 2025 and December 31, 2024 are principally related to the timing of the purchases of certain securities, which carry less yield than those available as of those dates. Approximately 92% and 89% of the unrealized losses on fixed maturity securities shown in the above table for March 31, 2025 and December 31, 2024, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
The Company expects to recover the amortized cost on all securities except for those securities on which it recognized an allowance for credit loss. In addition, as the Company did not have the intent to sell fixed maturity securities with unrealized losses and it was not more likely than not that the Company would be required to sell these securities prior to recovery of the amortized cost, which may be maturity, the Company did not write down these investments to fair value through the Consolidated Statements of Operations.

Allowance for Credit Losses
Several assumptions and underlying estimates are made in the evaluation of allowance for credit loss. Examples include financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices.
The rollforward of the allowance for credit losses for available-for-sale fixed maturity securities is shown below:

	Three Months Ended March 31, 2025
	Corporate Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$(26)	$(1)	$—	$—	$(27)
Credit losses recognized on securities for which credit losses were not previously recorded	(7)	—	—	(1)	(8)
Reductions for securities sold during the period	16	—	—	—	16
Allowance on securities that had an allowance recorded in a previous period	8	—	—	—	8
Balance as of March 31, 2025	$(9)	$(1)	$—	$(1)	$(11)

	Three Months Ended March 31, 2024
	Corporate Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$(19)	$(1)	$—	$(4)	$(24)
Credit losses recognized on securities for which credit losses were not previously recorded	(20)	—	—	—	(20)
Reductions for securities sold during the period	1	—	—	—	1
Allowance on securities that had an allowance recorded in a previous period	14	—	—	1	15
Balance as of March 31, 2024	$(24)	$(1)	$—	$(3)	$(28)
4. Equity Securities
The net gains (losses) on equity securities recognized in “Investment related gains (losses)” on the Consolidated Statements of Operations are shown below:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Unrealized gains (losses) on equity securities	$(7)	$(11)
Net gains (losses) on equity securities sold	2	—
Net gains (losses) on equity securities	$(5)	$(11)
Equity securities by market sector distribution are shown below, based on carrying value:

	March 31, 2025	December 31, 2024
Consumer goods	8%	5%
Education	21%	20%
Energy and utilities	9%	10%
Finance	39%	48%
Healthcare	4%	2%
Industrials	14%	12%
Information technology	4%	—%
Other	1%	3%
Total	100%	100%

5. Mortgage Loans on Real Estate
The Company disaggregates its mortgage loan investments into two portfolio segments: commercial and residential. Commercial mortgage loans include agricultural mortgage loans. The breakdown of mortgage loans on real estate by portfolio segment is as follows:

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Commercial mortgage loans	$9,179	$9,576
Residential mortgage loans	2,650	2,696
Total	11,829	12,272
Allowance for credit losses	(154)	(155)
Total, net of allowance	$11,675	$12,117
The Company’s commercial mortgage loan portfolio consists of loans collateralized by the related properties and diversified as to property type, location and loan size. The geographic categories come from the U.S. Census Bureau’s “Census Regions and Divisions of the United States”. The commercial mortgage loan portfolio is summarized by geographic region and property type as follows:

	March 31, 2025		December 31, 2024
	Amount	Percentage	Amount	Percentage
	(Dollars in millions)
Geographic distribution
Pacific	$2,006	21.9%	$2,060	21.5%
Mountain	1,628	17.7%	1,678	17.5%
West North Central	277	3.0%	280	2.9%
West South Central	1,386	15.1%	1,443	15.1%
East North Central	963	10.5%	1,012	10.6%
East South Central	137	1.5%	144	1.5%
Middle Atlantic	589	6.4%	591	6.2%
South Atlantic	1,778	19.4%	1,993	20.8%
New England	138	1.5%	133	1.4%
Other (multi-region, non-US)	277	3.0%	242	2.5%
	9,179	100.0%	9,576	100.0%
Allowance for credit losses	(144)		(146)
Total, net of allowance	$9,035		$9,430

Property type distribution
Agricultural	$446	4.9%	$447	4.7%
Apartment	2,318	25.3%	2,325	24.3%
Hotel	1,160	12.6%	1,246	13.0%
Industrial	1,629	17.7%	1,859	19.4%
Office	1,410	15.4%	1,425	14.9%
Parking	287	3.1%	326	3.4%
Retail	1,555	16.9%	1,572	16.4%
Storage	159	1.7%	176	1.8%
Other	215	2.4%	200	2.1%
	9,179	100.0%	9,576	100.0%
Allowance for credit losses	(144)		(146)
Total, net of allowance	$9,035		$9,430
There was no interest income recognized on loans in non-accrual status for the three months ended March 31, 2025 and 2024. Impaired loans were not significant for any of the periods presented.

Allowance for Credit Losses
The Company establishes a valuation allowance to provide for the risk of credit losses inherent in its mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost, which excludes accrued interest receivable. The Company does not measure a credit loss allowance on accrued interest receivable as any uncollectible accrued interest receivable balances are written off to net investment income in a timely manner. The Company charged off $2 million of uncollectible accrued interest receivable on its mortgage loan portfolios for the three months ended March 31, 2025. We did not charge off any uncollectible accrued interest receivable on our mortgage loan portfolios for the three months ended March 31, 2024.
The rollforward of the allowance for credit losses for mortgage loans is shown below:

	2025		2024
	Commercial	Residential	Commercial	Residential
	(Dollars in millions)
Balance, as of January 1	$(146)	$(9)	$(53)	$—
Provision	(1)	(1)	(1)	—
Writeoffs charged against the allowance	3	—	—	—
Balance, as of March 31	$(144)	$(10)	$(54)	$—

Credit Quality Indicators
Mortgage loans are segregated by property-type and quantitative and qualitative allowance factors are applied. Qualitative factors are developed quarterly based on the pooling of assets with similar risk characteristics and historical loss experience adjusted for the expected trend in the current market environment. Credit losses are pooled by property type as it represents the most similar and reliable risk characteristics in our portfolio. The amortized cost of mortgage loans by year of origination by aging category are shown below:

	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
As of March 31, 2025:	(Dollars in millions)
Commercial mortgage loans
Current	$27	$357	$651	$2,014	$1,291	$4,393	$8,733
30 - 59 days past due	—	82	—	84	5	112	283
60 - 89 days past due	—	—	4	—	—	40	44
Non-accrual	—	—	8	46	20	45	119
Residential mortgage loans
Current	102	337	707	943	218	133	2,440
30 - 59 days past due	—	1	12	26	1	3	43
60 - 89 days past due	—	—	—	1	—	—	1
Non-accrual	—	3	67	73	16	7	166
Total mortgage loans on real estate	$129	$780	$1,449	$3,187	$1,551	$4,733	11,829
Allowance for credit losses							(154)
Total, net of allowance							$11,675

	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
As of December 31, 2024:	(Dollars in millions)
Commercial mortgage loans
Current	$487	$649	$2,204	$1,270	$943	$3,736	$9,289
30 - 59 days past due	—	25	4	—	10	48	87
60 - 89 days past due	—	—	50	30	—	—	80
Non-accrual	—	8	42	16	6	48	120
Residential mortgage loans
Current	294	790	970	222	121	7	2,404
30 - 59 days past due	3	41	45	2	4	—	95
60 - 89 days past due	—	7	20	2	4	5	38
Non-accrual	3	51	76	18	8	3	159
Total mortgage loans on real estate	$787	$1,571	$3,411	$1,560	$1,096	$3,847	12,272
Allowance for credit losses							(155)
Total, net of allowance							$12,117
Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. It is the Company’s policy to not accrue interest on loans that are 90 days delinquent and where amounts are determined to be uncollectible. As of March 31, 2025 and December 31, 2024, 302 mortgage loans and 263 mortgage loans, respectively, were past due over 90 days or in nonaccrual status.
The Company’s commercial and residential mortgage loans may be subject to loan modifications. Loan modifications may be granted to borrowers experiencing financial difficulty and could include principal forgiveness, interest rate reduction, an other-than-significant delay or a term extension. A loan modification typically does not result in a change in valuation allowance as it is already incorporated into the Company’s allowance methodology. However, if the Company grants a borrower experiencing financial difficulty principal forgiveness, the amount of principal forgiven would be written off, which would reduce the amortized cost of the loan and result in an adjustment to the valuation allowance. The carrying amount of mortgage loans experiencing financial difficulty, for which modifications have been granted, was $29 million and $82 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

6. Private Loans
The following table summarizes the credit ratings of our private loans:

	March 31, 2025	December 31, 2024
	(Dollars in millions)
A or higher	$1,428	$1,443
BBB	721	669
BB and below	1,461	710
Unrated (1)	2,537	2,910
Total	$6,147	$5,732
(1)Due to the nature of private loans, external agency credit ratings may not be readily available. Where appropriate, the Company obtains non-published credit ratings from one or more third-party rating agencies, which are determined based on an independent evaluation of the transaction. For other loans without published or private credit ratings, the Company assigns internal risk ratings, based on its investment selection and monitoring process and policies. These internal risk ratings are categorized as “Unrated” above.
Allowance for Credit Losses
The rollforward of the allowance for credit losses for private loans is shown below:

	2025	2024
	(Dollars in millions)
Balance at January 1	$(66)	$(8)
Provision	(11)	1
Writeoffs charged against the allowance	—	—
Balance at March 31	$(77)	$(7)
The Company’s private loans may be subject to loan modifications. Loan modifications may be granted to borrowers experiencing financial difficulties and could include term extensions. For the periods ended March 31, 2025 and 2024, the Company did not have a significant amount of private loans that it modified to borrowers experiencing financial difficulty.

7. Real Estate and Real Estate Partnerships
The carrying amounts of real estate investments are as follows:

	March 31, 2025
	Real Estate
	Amount	Percentage
	(Dollars in millions)
Hotel	$136	6%
Industrial	5	—%
Land	371	17%
Office	155	7%
Retail	182	8%
Apartments	47	2%
Single family residential	1,334	59%
Other	16	1%
Total real estate	2,246	100%
Real estate partnerships	2,752
Total real estate and real estate partnerships	$4,998

	December 31, 2024
	Real Estate
	Amount	Percentage
	(Dollars in millions)
Hotel	$135	6%
Industrial	14	1%
Land	288	13%
Office	208	9%
Retail	186	8%
Apartments	47	2%
Single family residential	1,342	60.0%
Other	15	1%
Total real estate	2,235	100%
Real estate partnerships	2,757
Total real estate and real estate partnerships	$4,992
As of March 31, 2025 and December 31, 2024, real estate investments of $14 million and $12 million, respectively, met the criteria as held-for-sale.
8. Variable Interest Entities and Equity Method Investments
Through its investment activities, the Company regularly invests in various entities including limited partnerships (“LPs”) and limited liability companies (“LLCs”) and frequently participates in the design with their sponsors, but in most cases, its involvement is limited to financing. Some of these entities have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, the Company holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary. The Company consolidates all VIEs for which it is the primary beneficiary. The assets of consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of the Company, as its obligation is limited to the amount of its committed investment. The Company has not provided financial or other support to these consolidated VIEs in the form of liquidity arrangements, guarantees or other commitments to third-parties that may affect the fair value or risk of its variable interest in these VIEs as of March 31, 2025 and December 31, 2024.
In addition to investment activities, certain of the Company’s subsidiaries are deemed VIEs. The Company is the primary beneficiary and consolidates these entities in the same manner as other entities in which the Company has a controlling financial interest by holding a majority voting interest.

Consolidated Variable Interest Entities
The assets and liabilities relating to the consolidated VIEs from the Company’s investment activities included in the financial statements are as follows:

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Available-for-sale fixed maturity securities	$83	$107
Equity securities	99	93
Mortgage loans on real estate, net of allowance	213	206
Private loans, net of allowance	1,548	1,373
Investment real estate	2,071	2,046
Real estate partnerships	1,425	1,398
Investment funds	2,347	2,331
Short-term investments	54	75
Other invested assets	370	337
Cash and cash equivalents	216	223
Other assets	212	327
Total assets of consolidated VIEs	$8,638	$8,516

Notes payable	$196	$189
Other liabilities	326	587
Total liabilities of consolidated VIEs	$522	$776
Unconsolidated Variable Interest Entities
For certain of the Company’s investments in various entities that are determined to be VIEs, the Company is not the primary beneficiary as it does not take an active role in the management of these investments. Such investments are reported in certain investment line items on the statements of financial position, including “Available-for-sale fixed maturity securities, fair value”, “Equity securities, at fair value”, “Mortgage loans on real estate, at amortized cost”, “Investment funds”, “Short-term investments, at estimated fair value” and “Other invested assets”. In some instances, a consolidated VIE involves one or more underlying entities for which the Company is not the primary beneficiary because it does not have the power to direct the most significant activities of these entities. These unconsolidated VIEs that are part of consolidated VIEs are reported primarily in “Real estate and real estate partnerships” on the statements of financial position. Creditors or beneficial interest holders of the unconsolidated VIEs have no recourse to the general credit of the Company, as its obligation is limited to the amount of its committed investment. The Company has not provided financial or other support to these unconsolidated VIEs in the form of liquidity arrangements, guarantees or other commitments to third-parties that may affect the fair value or risk of its variable interest in these VIEs as of March 31, 2025 and December 31, 2024.
The carrying amount and maximum exposure to loss relating to these unconsolidated VIEs are as follows:

	March 31, 2025		December 31, 2024
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(Dollars in millions)
Available-for-sale fixed maturity securities	$2,226	$3,086	$2,146	$3,007
Equity securities	131	131	291	291
Mortgage loans on real estate, net of allowance	675	680	716	731
Private loans, net of allowance	1,178	1,178	1,160	1,160
Real estate partnerships	2,146	2,150	2,689	2,720
Investment funds	268	268	—	—
Short-term investments	—	—	99	99
Other invested assets	1,234	1,262	2,084	2,100
Cash and cash equivalents	—	—	7	7
Total	$7,858	$8,755	$9,192	$10,115

Equity Method Investments
Our investments in investment funds, real estate partnerships, and other partnerships, of which substantially all are LPs or LLCs, are accounted for using the equity method of accounting, except for certain investments that are fair valued due to the application of fair value option under ASC 825 or the consolidation of investment company VIE under ASC 946. As of March 31, 2025 and December 31, 2024, the Company’s equity method investments totaled $5.4 billion and $5.3 billion, respectively.
The Company generally recognizes its share of earnings in its equity method investments within “Net investment income” using a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
9. Derivative Instruments
The Company manages risks associated with certain assets and liabilities by using derivative instruments. Derivative instruments are financial contracts whose value is derived from underlying interest rates, exchange rates or other financial instruments. The Company does not invest in derivatives for speculative purposes.
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
The notional principal represents the amount to which a rate or price is applied to determine the cash flows to be exchanged periodically and does not represent credit exposure. Maximum credit risk is the estimated cost of replacing derivative instruments which have a positive value, should the counterparty default.
Derivatives, except for embedded derivatives, are included in “Other invested assets” or “Other liabilities”, at fair value in the Consolidated Statements of Financial Position. Embedded derivative liabilities on funds withheld and modified coinsurance (“Modco”) arrangements and embedded derivative liabilities on indexed annuity and variable annuity products are included in the Consolidated Statements of Financial Position within the “Reinsurance funds withheld” and “Policyholders’ account balances” lines respectively, at fair value.

The notional and fair values of derivative instruments, presented in the Consolidated Statements of Financial Position, are shown below:

	Primary Underlying Risk	Location in the Consolidated Statements of Financial Position	March 31, 2025			December 31, 2024
			Notional Amount	Carrying Value / Fair Value		Notional Amount	Carrying Value / Fair Value
				Assets	Liabilities		Assets	Liabilities
			(Dollars in millions)
Derivatives Designated as Hedging Instruments:
Foreign exchange forwards	Foreign Currency	Other invested assets, Other liabilities	$591	$1	$9	$897	$20	$—
Cross currency swaps	Foreign Currency	Other invested assets, Other liabilities	358	—	13	—	—	—
Interest rate swaps	Interest rate	Other invested assets, Other liabilities	500	10	—	—	—	—

Derivatives Not Designated as Hedging Instruments:
Equity-indexed options	Equity	Other invested assets, Other liabilities	46,436	839	3	46,374	1,303	5
Foreign exchange forwards	Foreign Currency	Other invested assets, Other liabilities	1,545	5	16	1,066	23	—

Embedded Derivatives:
Indexed annuity and variable annuity product	Interest rate	Policyholders’ account balances	—	—	948	—	—	1,123
Funds withheld and Modco arrangements	Interest rate	Funds withheld for reinsurance liabilities	—	—	55	—	—	37
			$49,430	$855	$1,044	$48,337	$1,346	$1,165

Derivatives Designated as Hedging Instruments
The Company has designated and accounted for certain foreign exchange forwards (“foreign currency derivatives”) as fair value hedges to protect a portion of the available-for-sale fixed maturity securities against changes in fair value due to changes in exchange rates. The Company has also designated and accounted for certain interest rate swaps (“interest rate derivatives”) as fair value hedges to convert a portion of PAB from a fixed rate liability to a floating rate liability.
For derivative financial instruments that were designated and qualified as fair value hedges, the gain or loss on the portion of the derivative instrument included in the assessment of hedge effectiveness and the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in the same line item in the Consolidated Statements of Operations. The unrealized gain or loss attributable to changes in exchange rates on the available-for-sale fixed maturity securities that were designated as part of the hedge were reclassified out of other comprehensive income (“OCI”) into “Investment related gains (losses)” in the Consolidated Statements of Operations. The remaining change in unrealized gain or loss on the hedged item not associated with the risk being hedged remained as a component of OCI. The gains (losses) on interest rate derivatives designated as hedging instruments for certain PAB are included in “Interest sensitive contract benefits” in the Consolidated Statements of Operations.
The following represents the amount of gains (losses) related to the derivatives and hedged items that qualify for fair value hedges:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Foreign currency derivatives:
Hedged items	$28	$—
Derivatives designated as hedging instruments	(28)	—
Interest rate derivatives:
Hedged items	10	—
Derivatives designated as hedging instruments	(10)	—
Gains (losses) on fair value hedges	$—	$—
The following table presents the carrying amount and cumulative fair value hedging adjustments for a portion of PAB designated and qualifying as hedged items in fair value hedges:

	Carrying Amount of the Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedge Assets (Liabilities)
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(Dollars in millions)
Location in the Consolidated Statements of Financial Position:
Policyholders’ account balances	$(504)	$—	$(10)	$—

Derivatives Not Designated as Hedging Instruments
The following represents the financial statement location and amount of gains (losses) related to the derivatives not designated as hedging instruments:

		Derivative Gains (Losses) Recognized in Income
		Three Months Ended March 31,
	Location in the Consolidated Statements of Operations	2025	2024
		(Dollars in millions)
Equity-indexed options	Change in fair value of insurance-related derivatives and embedded derivatives	$(334)	$57
Foreign exchange forwards	Investment related gains (losses)	(66)	—

Embedded derivatives:
Indexed annuity and variable annuity product	Change in fair value of insurance-related derivatives and embedded derivatives	155	(38)
Funds withheld and Modco arrangements	Change in fair value of insurance-related derivatives and embedded derivatives	(20)	—
		$(265)	$19
Derivative Exposure
The Company’s use of derivative instruments exposes it to credit risk in the event of non-performance by counterparties. The Company has a policy of only dealing with counterparties it believes are creditworthy and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The Company holds collateral in cash and notes secured by U.S. government-backed assets. The non-performance risk is the net counterparty exposure based on fair value of open contracts less fair value of collateral held. The Company maintains master netting agreements with its current active trading partners. A right of offset has been applied to cash collateral that supports credit risk and has been recorded in the Consolidated Statements of Financial Position as an offset to “Other invested assets” with an associated payable to “Other liabilities” for non-cash and excess collateral. A right of offset has also been applied to derivative assets and liabilities with the same counterparty under the same master netting agreement, and such derivative instruments are presented on a net basis in the Consolidated Statements of Financial Position.
The fair value of our derivatives by counterparty and each counterparty's current credit rating are as follows:

			March 31, 2025	December 31, 2024
Counterparty	Credit Rating (S&P)	Credit Rating (Moody's)	Fair Value	Fair Value
			(Dollars in millions)
Bank of America	A+	Aa1	$80	$99
Barclays	A+	A1	46	79
BMO Bank	A+	Aa2	4	—
BNP Paribas	A+	A1	14	3
Canadian Imperial Bank of Commerce	A+	Aa2	14	42
Citibank, N.A.	A+	Aa3	23	35
Goldman Sachs	A+	A1	(5)	20
ING	A-	Baa1	6	6
J.P. Morgan	AA-	Aa2	64	128
Mizuho	A	A1	204	266
Morgan Stanley	A+	Aa3	49	84
NATIXIS	A+	A1	2	2
Royal Bank of Canada	AA-	A1	59	115
Societe Generale	A	A1	45	86
Truist	A	A3	61	104
UBS AG	A-	A3	17	34
Wells Fargo	A+	Aa2	131	238
			$814	$1,341

Information regarding the Company’s exposure to credit loss on the derivatives it holds, including the effect of rights of offset, is presented below:

	Gross Amount of Derivative Instruments (1)	Gross Amount Offset in the Consolidated Statements of Financial Position (2)	Net Amount Presented in the Consolidated Statements of Financial Position	Collateral (Received) Pledged in Cash (3)	Collateral (Received) Pledged in Invested Assets (3)	Exposure of Net Collateral
	(Dollars in millions)
As of March 31, 2025
Derivative assets
Equity-indexed options	$839	$(16)	$823	$(762)	$(21)	$40
Foreign exchange forwards	6	(2)	4	—	—	4
Interest rate swaps	10	—	10	—	—	10
Total derivative assets	$855	$(18)	$837	$(762)	$(21)	$54

Derivative liabilities
Equity-indexed options	$(3)	$3	$—	$—	$—	$—
Foreign exchange forwards	(25)	15	(10)	—	—	(10)
Cross currency swaps	(13)	—	(13)	—	—	(13)
Total derivative liabilities	$(41)	$18	$(23)	$—	$—	$(23)

As of December 31, 2024
Derivative assets
Equity-indexed options	$1,303	$(5)	$1,298	$(1,298)	$—	$—
Foreign exchange forwards	43	—	43	—	—	43
Total derivative assets	$1,346	$(5)	$1,341	$(1,298)	$—	$43

Derivative liabilities
Equity-indexed options	$(5)	$5	$—	$—	$—	$—
Total derivative liabilities	$(5)	$5	$—	$—	$—	$—
(1)Represents derivative assets and liabilities on a gross basis, which are not offset under enforceable master netting agreements that meet all offsetting criteria.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.
(3)Excludes a portion of collateral held in cash and invested assets that are excess collateral. As of March 31, 2025 and December 31, 2024, the Company held excess collateral of $16 million and $76 million, respectively.
10. Net Investment Income and Investment Related Gains (Losses)
Net investment income is shown below:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Available-for-sale fixed maturity securities	$659	$228
Equity securities	13	15
Mortgage loans	203	78
Private loans	90	—
Real estate	1	13
Real estate partnerships	26	—
Investment funds	60	35
Policy loans	6	—
Short-term investments	93	32
Other	124	39
Total net investment income	$1,275	$440

Net unrealized and realized investment gains (losses) are shown below:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Available-for-sale fixed maturity securities	$61	$8
Equity securities	(5)	(11)
Mortgage loans	8	(8)
Private loans	4	—
Investment real estate	(8)	—
Short-term investments and other invested assets	(64)	(23)
Total investment related gains (losses), net	$(4)	$(34)

11. Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are shown below:

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Financial assets:
Available-for-sale fixed maturity securities	$49,290	$49,290	$47,292	$47,292
Equity securities	1,086	1,086	1,142	1,142
Mortgage loans on real estate, net of allowance	11,675	11,542	12,117	11,928
Private loans, net of allowance	6,147	6,150	5,732	5,790
Real estate partnerships (1)	954	954	932	932
Investment funds (2)	130	130	124	124
Policy loans	265	265	274	274
Short-term investments (3)	8,017	8,017	4,177	4,177
Other invested assets:
Derivative assets	838	838	1,341	1,341
Collaterals received on derivatives (excluding excess collateral)	(783)	(783)	(1,298)	(1,298)
Separately managed accounts	66	66	71	71
Other (4)	992	992	941	943
Cash and cash equivalents	7,520	7,520	11,330	11,330
Other assets - market risk benefits	944	944	857	857
Separate account assets (5)	1,253	1,253	1,343	1,343
Total financial assets	$88,394	$88,264	$86,375	$86,245

Financial liabilities:
Policyholders’ account balances – embedded derivative	$948	$948	$1,123	$1,123
Market risk benefits	4,066	4,066	3,655	3,655
Other liabilities:
Derivative liabilities	22	22	—	—
Funds withheld for reinsurance liabilities	55	55	37	37
Notes payable	196	196	189	189
Long term borrowings	2,959	2,998	2,957	2,977
Separate account liabilities (5)	1,253	1,253	1,343	1,343
Total financial liabilities	$9,499	$9,538	$9,304	$9,324
(1)Balances represent real estate partnerships in which the Company has elected the fair value option under ASC 825. Real estate partnerships accounted for as equity method investments are $1.8 billion and directly held real estate is $2.2 billion as of March 31, 2025. Real estate partnerships accounted for as equity method investments are $1.8 billion and directly held real estate is $2.2 billion as of December 31, 2024.
(2)Balances represent financial assets that are fair valued as a result of consolidation of investment company VIEs in accordance with ASC 946. Investment funds accounted for as equity method investments are $2.6 billion and investment funds measured using NAV as a practical expedient are $346 million as of March 31, 2025. Investment funds accounted for as equity method investments are $2.5 billion and investment funds measured using NAV as a practical expedient are $353 million as of December 31, 2024.
(3)Balance as of March 31, 2025 includes $400 million of amounts loaned under reverse repurchase agreements. The fair value of the collateral received under these agreements was $859 million as of March 31, 2025. Balance as of December 31, 2024 includes $400 million of amounts loaned under reverse repurchase agreements. The fair value of the collateral received under these agreements was $783 million as of December 31, 2024.
(4)Other invested assets accounted for as equity method investments, and therefore excluded from the table, are $1.1 billion and $959 million as of March 31, 2025 and December 31, 2024.
(5)Balance includes $30 million and $31 million of assets, and corresponding liabilities, that are not subject to the fair value hierarchy as of March 31, 2025 and December 31, 2024, respectively.

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
Equity Securities — For publicly-traded equity securities, prices are received from a nationally recognized pricing service that are based on observable market transactions, and these securities are classified as Level 1 measurements. For certain preferred stock, current market quotes in active markets are unavailable. In these instances, an estimated fair value is received from the pricing service. The service utilizes similar methodologies to price preferred stocks as it does for available-for-sale fixed maturity securities. If applicable, these estimates would be disclosed as Level 2 or Level 3 measurements, depending on the use of at least one significant unobservable input. The Company tests the accuracy of the information provided by reference to other services annually.
Short-term Investments — Short-term investments include fixed maturity securities with original maturities of over 90 days and less than one year at the date of acquisition, some of which are disclosed as Level 1 measurements as their fair values are based on unadjusted quoted market prices for identical assets that are readily available in an active market. Short-term investments also include commercial paper rated A2 or P2 or better by Standard & Poor’s and Moody’s, respectively, as well as certain private loans with original maturities of less than one year at the date of acquisition and amounts loaned under reverse repurchase agreements. Commercial paper, short-term private loans and amounts loaned under reverse repurchase agreements are carried at amortized cost which approximates fair value. These investments are classified as Level 2 or Level 3 measurements, depending on the use of at least one significant unobservable input.

Real Estate and Real Estate Partnerships — The fair values of residential real estate investments held through consolidation of investment company VIEs are initially recorded based on the cost to purchase the properties and subsequently recorded at fair value on a recurring basis and falls within Level 3 of the fair value hierarchy. The fair value of the residential real estate properties was determined using broker price opinions (“BPO”). A BPO is an appraisal methodology commonly used in the industry to estimate net proceeds from the sale of a home. The significant inputs into the valuation include market comparable home sales, age and size of the home, location and property conditions.
For certain of the Company’s interest in consolidated VIEs, the Company elected the fair value option in accordance with ASC 825. The fair value of such interest is derived using discounted cash flow methodology and falls within Level 3 of the fair value hierarchy.
Certain of the Company’s consolidated VIEs that are fair valued on a recurring basis invest in LLCs that invest in operating entities which hold multi-family real estate properties. The fair value of the LLCs is obtained from a third party and is based on the fair value of the underlying real estate held by the various operating entities. The real estate is initially calculated based on the cost to purchase the properties and subsequently calculated based on a discounted cash flow methodology. Such investments are classified as Level 3 measurements.
Investment Funds — The Company owns certain investments in infrastructure LLCs through a consolidated VIE that is measured at fair value on a recurring basis. We initially recorded the investment at the cost to purchase the investment and subsequently recorded based on a discounted cash flow methodology.
Other Invested Assets – The Company holds interest in an investment company limited partnership, which invests in residual tranche investments, and is a consolidated VIE. We also hold residual tranche investments to which we applied the fair value option in accordance with ASC 825. These investments were initially recorded at cost and are subsequently recorded at fair value using discounted cash flow methodology and fall within Level 3 of the fair value hierarchy.
Separate Account Assets and Liabilities — The separate account assets included on the quantitative disclosures fair value hierarchy table are comprised of short-term investments, equity securities, and available-for-sale fixed maturity securities. Equity securities are classified as Level 1 measurements. Short-term investments and available-for-sale fixed maturity securities are classified as Level 2 measurements. These classifications for separate account assets reflect the same fair value level methodologies as listed above as they are derived from the same vendors and follow the same process. The separate account assets also include cash and cash equivalents, investment funds, accrued investment income, and receivables for securities. These are not included in the quantitative disclosures of fair value hierarchy table.
Market Risk Benefits — MRBs are valued using stochastic models that incorporate a spread reflecting our non-performance risk. The key assumptions for calculating the fair value of the MRBs are market assumptions such as equity market returns, interest rate levels, market volatility and correlations and policyholder behavior assumptions such as lapse, mortality, utilization and withdrawal patterns. Risk margins are included in the policyholder behavior assumptions. The assumptions are based on a combination of historical data and actuarial judgment. MRBs are classified as Level 3 fair value measurements as the fair value is based on unobservable inputs. The following significant unobservable inputs are used for measuring the fair value:
•Utilization – The utilization assumption represents the percentage of policyholders who will elect to receive lifetime income benefit payments in a given year. The range and weighted average of this assumption can vary from year to year depending on the characteristics of policies in a given cohort within the rate.
•Option budget – The option budget assumption represents the expected cost of annual call options we will purchase in the future.
•Nonperformance risk – The nonperformance risk assumption impacts the discount rate used in the discounted future cash flow valuation and includes the Company’s own credit risk based on the current market credit spreads for debt-like instruments the Company has issued and are available in the market. Additionally, the nonperformance risk assumption includes the counterparty credit risk used in the fair value measurement of ceded market risk benefits which is determined using the current market credit spreads based on the counterparty credit rating.
•Mortality rates – The mortality rate assumptions are set based on a combination of company and industry experience, adjusted for improvement factors. Mortality rates vary by age and by demographic characteristics such as gender.
•Lapse rates – The lapse rate assumptions represent the expected rate of full surrenders which are set based on product type or feature and whether a policy is subject to surrender charges.
Derivative Assets/Derivative Liabilities —
Equity-index options — Equity index options are valued using industry accepted valuation models and are adjusted for the nonperformance risk of each counterparty net of any collateral held. Inputs include market volatility and risk-free interest rates and are used in income valuation techniques in arriving at a fair value for each option contract. The nonperformance risk for each counterparty is based upon its credit default swap rate. The Company has no performance obligations related to the equity-index options purchased to fund its fixed index annuity and equity-indexed universal life policy liabilities. Certain equity-index options are valued based on vendor sourced prices and are classified as Level 3 measurements due to the use of significant unobservable inputs used by the vendor.
Foreign exchange forwards — Foreign exchange forwards are valued using observable market inputs, including forward currency exchange rates. These are classified as Level 2 measurements.

Policyholders’ Account Balances – Embedded Derivatives —The fair value of the embedded derivative component of the Company’s fixed index annuity and equity-indexed universal life policyholders’ account balances is estimated at each valuation date by (i) projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and (ii) discounting the excess of the projected contract value amounts at the applicable risk free interest rates adjusted for the Company’s nonperformance risk related to those liabilities. The following significant unobservable inputs are used for measuring the fair value: (i) option budget; (ii) lapse rates; and (iii) nonperformance risk. For the details of these significant unobservable inputs, refer to significant unobservable inputs for “Market risk benefits”.
Funds Withheld for Reinsurance Liabilities – Embedded Derivatives — The fair value of the embedded derivative is estimated based on the fair value of the assets supporting the funds withheld payable under modified coinsurance and funds withheld coinsurance reinsurance agreements. The fair value of the embedded derivative is classified as Level 3 based on valuation methods used for the assets held supporting the reinsurance agreements.
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
	(Dollars in millions)
March 31, 2025
Financial assets
Available-for-sale fixed maturity securities:
U.S. treasury and government	$88	$78	$10	$—
U.S. state and municipal	3,215	—	3,159	56
Foreign governments	1,174	—	1,174	—
Corporate debt securities	33,430	—	32,039	1,391
Residential mortgage-backed securities	1,025	—	991	34
Commercial mortgage-backed securities	2,917	—	2,845	72
Collateralized debt securities	7,441	—	2,854	4,587
Total fixed maturity, available-for-sale	49,290	78	43,072	6,140
Equity securities:
Common stock	709	651	2	56
Preferred stock	373	21	6	346
Private equity and other	4	—	—	4
Total equity securities	1,086	672	8	406
Real estate at fair value (1)	1,275	—	—	1,275
Real estate partnerships at fair value (1)	954	—	—	954
Investment funds (1)(2)	130	—	—	130
Short-term investments	8,017	7,072	533	412
Other invested assets:
Derivative assets	838	—	689	149
Collaterals received on derivatives (excluding excess collateral)	(783)	(783)	—	—
Separately managed accounts	66	—	—	66
Other	360	—	—	360
Cash and cash equivalents	7,520	7,520	—	—
Other assets – market risk benefit assets	944	—	—	944
Separate account assets (3)	1,223	896	327	—
Total financial assets	$70,920	$15,455	$44,629	$10,836

Financial liabilities
Policyholders’ account balances – embedded derivative	$948	$—	$—	$948
Market risk benefits	4,066	—	—	4,066
Funds withheld for reinsurance liabilities – embedded derivatives	55	—	—	55
Other liabilities – derivative liabilities	22	—	22	—
Separate account liabilities (3)	1,223	896	327	—
Total financial liabilities	$6,314	$896	$349	$5,069
(1)Balances represent financial assets that are fair valued in accordance with ASC 825 as well as financial assets that are fair valued as a result of consolidation of investment company VIE in accordance with ASC 946.
(2)Balance excludes $346 million of investments measured at estimated fair value using NAV as a practical expedient.
(3)Balance includes $30 million of assets, and corresponding liabilities, that are not subject to fair value hierarchy.

	Assets and Liabilities Carried at Fair Value by Hierarchy Level
	Total Fair Value	Level 1	Level 2	Level 3
	(Dollars in millions)
December 31, 2024
Financial assets
Available-for-sale fixed maturity securities:
U.S. treasury and government	$86	$76	$10	$—
U.S. state and municipal	3,207	—	3,151	56
Foreign governments	1,541	—	1,541	—
Corporate debt securities	32,848	—	30,192	2,656
Residential mortgage-backed securities	1,106	—	1,087	19
Commercial mortgage-backed securities	2,796	—	2,721	75
Collateralized debt securities	5,708	—	3,077	2,631
Total fixed maturity, available-for-sale	47,292	76	41,779	5,437
Equity securities:
Common stock	747	606	25	116
Preferred stock	391	22	12	357
Private equity and other	4	—	—	4
Total equity securities	1,142	628	37	477
Real estate at fair value (1)	1,283	—	—	1,283
Real estate partnerships at fair value (1)	932	—	—	932
Investment funds (1)(2)	124	—	—	124
Short-term investments	4,177	3,003	821	353
Other invested assets:
Derivative assets	1,341	—	1,118	223
Collaterals received on derivatives (excluding excess collateral)	(1,298)	(1,298)	—	—
Separately managed accounts	71	—	—	71
Other	315	—	11	304
Cash and cash equivalents	11,330	11,330	—	—
Other assets – market risk benefit assets	857	—	—	857
Separate account assets (3)	1,312	258	1,054	—
Total financial assets	$68,878	$13,997	$44,820	$10,061

Financial liabilities
Policyholders’ account balances – embedded derivative	$1,123	$—	$—	$1,123
Market risk benefits	3,655	—	—	3,655
Funds withheld for reinsurance liabilities – embedded derivatives	37	—	—	37
Separate account liabilities (3)	1,312	258	1,054	—
Total financial liabilities	$6,127	$258	$1,054	$4,815
(1)Balances represent financial assets that are fair valued in accordance with ASC 825 as well as financial assets that are fair valued as a result of consolidation of investment company VIE in accordance with ASC 946.
(2)Balance excludes $353 million of investments measured at estimated fair value using NAV as a practical expedient.
(3)Balance includes $31 million of assets, and corresponding liabilities, that are not subject to fair value hierarchy.
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
Other Invested Assets — The common stock of Federal Home Loan Bank (“FHLB”) is carried at cost which approximates fair value. The fair value of the company owned life insurance (“COLI”) is equal to the cash surrender value of the policies.
Long Term Borrowings — Long term borrowings are carried at outstanding principal balance. The carrying value approximates fair value because the carrying value represents the amount owing and payable to the creditor at the reporting date. Fair values for subordinated debentures are estimated using discounted cash flow calculations principally on observable inputs including the Company’s incremental borrowing rates, which reflect its credit rating, for similar types of borrowings with maturities consistent with those remaining for the debt being valued.
Notes Payable — Notes payable are carried at outstanding principal balance. For a majority of the notes, the carrying value of the notes payable approximates fair value because the underlying interest rates approximate market rates at the reporting date.
Policyholder’s Account Balances — The fair values of the policyholder account balances’ not involving significant mortality or morbidity risks are stated at the cost we would incur to extinguish the liability (i.e., the cash surrender value) as these contracts are generally issued without an annuitization date. For period-certain annuity benefit contracts, the fair value is determined by discounting the benefits at the interest rates currently in effect for newly issued immediate annuity contracts. All of the fair values presented within these categories fall within Level 3 of the fair value hierarchy as most of the inputs are unobservable market data.
The carrying amount and estimated fair value of financial instruments not recorded at fair value on a recurring basis are shown below. The table below excludes accrued investment income, which is recorded at amortized cost in the statements of financial position, as their carrying amounts approximate the fair values due to their short-term nature.

	Carrying Amount	Fair Value	Fair Value Hierarchy Level
			Level 1	Level 2	Level 3
	(Dollars in millions)
March 31, 2025
Financial assets
Mortgage loans on real estate, net of allowance	$11,675	$11,542	$—	$—	$11,542
Private loans, net of allowance	6,147	6,150	—	98	6,052
Policy loans	265	265	—	1	264
Other invested assets	632	632	—	410	222
Total financial assets	$18,719	$18,589

Financial liabilities
Policyholders' account balances – investment contracts, excluding embedded derivative	$81,060	$81,054	$—	$—	$81,054
Long term borrowings	2,959	2,998	—	—	2,998
Notes payable	196	196	—	—	196
Total financial liabilities	$84,215	$84,248

	Carrying Amount	Fair Value	Fair Value Hierarchy Level
			Level 1	Level 2	Level 3
	(Dollars in millions)
December 31, 2024
Financial assets
Mortgage loans on real estate, net of allowance	$12,117	$11,928	$—	$—	$11,928
Private loans, net of allowance	5,732	5,790	—	145	5,645
Policy loans	274	274	—	—	274
Other invested assets	626	628	—	406	222
Total financial assets	$18,749	$18,619

Financial liabilities
Policyholders' account balances – investment contracts, excluding embedded derivative	$79,384	$79,384	$—	$—	$79,384
Long term borrowings	2,957	2,977	—	—	2,977
Notes payable	189	189	—	—	189
Total financial liabilities	$82,530	$82,551

For financial assets and financial liabilities measured at fair value on a recurring basis using Level 3 inputs during the periods, reconciliations of the beginning and ending balances are shown below:

	Three Months Ended March 31, 2025
	Assets		Liabilities
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of year	$8,981	$223	$1,123	$37
Fair value changes in net income	55	(38)	(268)	18
Fair value changes in other comprehensive income	28	—	—	—
Purchases	163	33	—	—
Sales	(45)	—	—	—
Settlements or maturities	(13)	(69)	—	—
Premiums less benefits	—	—	93	—
Transfers into Level 3	695	—	—	—
Transfers out of Level 3	(121)	—	—	—
Balance, end of period	$9,743	$149	$948	$55

	Three Months Ended March 31, 2024
	Assets		Liabilities
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of year	$5,585	$227	$872	$—
Fair value changes in net income	—	57	38	—
Fair value changes in other comprehensive income	(693)	—	—	—
Purchases	2,044	35	—	—
Sales	(1,737)	—	—	—
Settlements or maturities	—	(62)	—	—
Premiums less benefits	—	—	(6)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance, end of period	$5,199	$257	$904	$—
(1)Balance includes separately managed accounts and certain consolidated variable interest entities.
Transfers into and out of Level 3 during the three months ended March 31, 2025 were primarily the result of changes in observable pricing. The Company’s valuation of financial instruments categorized as Level 3 in the fair value hierarchy are based on valuation techniques that use significant inputs that are unobservable or had a decline in market activity that obscured observability. The indicators considered in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, the level of credit spreads over historical levels, applicable bid-ask spreads, and price consensus among market participants and other pricing sources. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models and discounted cash flow methodology based on spread/yield assumptions.

12. Reinsurance
The Company reinsures its business through a diversified group of reinsurers. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. The Company monitors trends in arbitration and any litigation outcomes with its reinsurers. Collectability of reinsurance balances is evaluated by monitoring ratings and the financial strength of its reinsurers. The effect of reinsurance on the applicable line items on our Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Premiums earned:
Gross amounts, including reinsurance assumed	$1,045	$1,484
Reinsurance ceded	(156)	(340)
Net amount	$889	$1,144

Other policy revenue:
Gross amounts, including reinsurance assumed	$228	$112
Reinsurance ceded	(79)	—
Net amount	$149	$112

Policyholder benefits and claims incurred:
Gross amounts, including reinsurance assumed	$1,084	$1,292
Reinsurance ceded	(196)	(206)
Net amount	$888	$1,086

Change in fair value of market risk benefits:
Gross amounts, including reinsurance assumed	$392	$38
Reinsurance ceded	(31)	(19)
Net amount	$361	$19

Interest sensitive contract benefits:
Gross amounts, including reinsurance assumed	$550	$259
Reinsurance ceded	(38)	(104)
Net amount	$512	$155
The following summarizes our significant life and annuity reinsurance treaties and related recoverable:

	Reinsurance Recoverable		Agreement Type	Products Covered
	March 31, 2025	December 31, 2024
	(Dollars in millions)
Principal Reinsurers:
EquiTrust Life Insurance Company	$220	$231	Coinsurance	Certain Fixed Index and Fixed Rate Annuities
Athene Life Re Ltd.	1,655	1,747	Coinsurance Funds Withheld, Modified Coinsurance	Certain Fixed Annuities and Multi-Year Guaranteed Annuities
AeBe ISA LTD	4,078	4,166	Coinsurance Funds Withheld, Coinsurance	Certain Fixed Index and Fixed Rate Annuities
Reinsurance Group of America Inc. (RGA)	3,459	3,420	Coinsurance	Certain Term, Whole, Indexed Universal, Universal, and Universal with Secondary Guarantee Life Insurance Policies
	$9,412	$9,564
There were no significant changes to third party or intercompany reinsurance agreements for the three months ended March 31, 2025.

13. Separate Account Assets and Liabilities
The following table presents the change of the Company’s separate account assets and liabilities:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$1,343	$1,189
Additions (deductions):
Policyholder deposits	19	20
Net investment income	23	9
Net realized capital gains (losses) on investments	(43)	96
Policyholder benefits and withdrawals	(31)	(48)
Net transfer from (to) general account	(54)	22
Policy charges	(4)	(3)
Total changes	(90)	96
Balance, end of period	$1,253	$1,285

14. Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired
The following tables present a rollforward of deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”) and value of business acquired (“VOBA”) for the periods indicated:

	Three Months Ended March 31, 2025
	Annuities	Property and Casualty	Life Insurance	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$887	$132	$306	$1,325
Additions	223	86	18	327
Amortization	(19)	(89)	(7)	(115)
Net change	204	(3)	11	212
Balance, end of period	$1,091	$129	$317	$1,537

DSI
Balance, beginning of period	$393	$—	$—	$393
Additions	143	—	—	143
Amortization	(8)	—	—	(8)
Net change	135	—	—	135
Balance, end of period	$528	$—	$—	$528

VOBA
Balance, beginning of period	$8,838	$10	$65	$8,913
Amortization	(193)	(1)	(1)	(195)
Net change	(193)	(1)	(1)	(195)
Balance, end of period	8,645	9	64	8,718
Total DAC, DSI, and VOBA Asset	$10,264	$138	$381	$10,783

	Three Months Ended March 31, 2024
	Annuities	Property and Casualty	Life Insurance	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$190	$164	$218	$572
Additions	39	111	38	188
Amortization	(6)	(134)	(13)	(153)
Net change	33	(23)	25	35
Balance, end of period	$223	$141	$243	$607

DSI
Balance, beginning of period	$8	$—	$—	$8
Additions	1	—	—	1
Net change	1	—	—	1
Balance, end of period	$9	$—	$—	$9

VOBA
Balance, beginning of period	$39	$20	$305	$364
Amortization	(1)	(2)	(5)	(8)
Net change	(1)	(2)	(5)	(8)
Balance, end of period	38	18	300	356
Total DAC, DSI, and VOBA Asset	$270	$159	$543	$972

The following table provides the projected VOBA asset amortization expenses for a five-year period and thereafter as of March 31, 2025:

Years	(Dollars in millions)
2025 (1)	$565
2026	704
2027	647
2028	599
2029	554
Thereafter	5,649
Total amortization expense	$8,718
(1)Expected amortization for the remainder of 2025.
15. Intangible Assets
The components of definite-lived and indefinite-lived intangible assets are as follows. Refer to Note 14 - Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired for VOBA asset, which is an actuarial intangible asset arising from a business combination.

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Definite-lived intangible assets:
Distributor relationships	$1,445	$(55)	$1,390	$1,445	$(41)	$1,404
Trade name	58	(7)	51	58	(6)	52
Software and other	105	(23)	82	52	(9)	43
Total definite-lived intangible assets	1,608	(85)	1,523	1,555	(56)	1,499

Indefinite-lived intangible assets:
Insurance licenses	46	—	46	46	—	46
Total indefinite-lived intangible assets	46	—	46	46	—	46
Total intangible assets	$1,654	$(85)	$1,569	$1,601	$(56)	$1,545
No impairment expenses of intangible assets were recognized for the three months ended March 31, 2025 and 2024. The Company estimates that its intangible assets do not have any significant residual value in determining their amortization. Amortization expenses for definite-lived intangible assets were $29 million and $1 million for the three months ended March 31, 2025 and 2024, respectively.
The following table outlines the estimated future amortization expense related to definite-lived intangible assets held as of March 31, 2025.

Years	(Dollars in millions)
2025 (1)	$66
2026	89
2027	79
2028	74
2029	71
Thereafter	1,144
Total amortization expense	$1,523
(1)Expected amortization for the remainder of 2025.

16. Acquisitions
On May 2, 2024, in conjunction with the Merger, Brookfield Wealth Solutions indirectly acquired all of AEL’s issued and outstanding common stock not already owned for a consideration of approximately $2.5 billion in cash and 28,803,599 shares of class A limited voting shares of BAM (“BAM Shares”).
Accounting for the Merger is not finalized, and there remains some measurement uncertainty on the acquisition valuation, which is pending completion of a comprehensive evaluation of the net assets acquired within the next twelve months, including but not limited to identifiable intangible assets, deferred income tax assets and policyholders’ account balances. The financial statements as of March 31, 2025 reflect management’s current best estimate of the purchase price allocation. Final valuation of the assets acquired and liabilities assumed and the completion of the purchase price allocation will occur by the second quarter of 2025. As a result, the excess of the purchase price over the fair value of net assets acquired, representing goodwill of $662 million as of March 31, 2025, may be adjusted in future periods. Goodwill recognized is not deductible for income tax purposes. In conjunction with the Merger and Post-Effective Merger, Brookfield Wealth Solutions agreed to indemnify ANGI for certain liabilities that could arise as a result of merger-related activities, including tax liabilities.
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
Had the Merger occurred on January 1, 2023, the consolidated unaudited pro forma revenue and net profit would be (i) $2.2 billion and $455 million income, respectively, for the three months ended March 31, 2024; and (ii) $1.8 billion and $54 million, respectively, for the three months ended March 31, 2023. The pro forma amounts have been calculated using the subsidiary’s results and adjusting them for the revised depreciation and amortization that would have been charged assuming the fair value adjustments to investments, property and equipment and intangible assets had applied from January 1, 2023, together with the consequential tax effects.
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
Acquisition-related costs of $126 million incurred during the second quarter of 2024 were recorded as “Operating expenses” in the Consolidated Statements of Operations for that period.
17. Future Policy Benefits
The reconciliation of the balances described in the table below to the “Future policy benefits” in the Consolidated Statements of Financial Position is as follows.

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Future policy benefits:
Annuities	$5,913	$5,532
Life Insurance	1,865	1,816
Deferred profit liability:
Annuities	91	81
Life Insurance	83	76
Other contracts and VOBA liability	1,677	1,665
Total future policy benefits	$9,629	$9,170

Future Policy Benefits
The balances and changes in the liability for future policy benefits are as follows:

	Three Months Ended March 31, 2025			Year Ended December 31, 2024
	Annuities	Life Insurance	Total	Annuities	Life Insurance	Total
	(Dollars in millions)
Present Value of Expected Net Premiums:
Balance, beginning of period	$—	$2,353	$2,353	$—	$3,145	$3,145
Beginning balance at original discount rate	—	2,507	2,507	—	3,254	3,254
Effect of changes in cash flow assumptions (1)	—	61	61	—	(245)	(245)
Effect of actual variances from expected experience	(2)	(34)	(36)	11	(343)	(332)
Adjusted beginning of period balance	(2)	2,534	2,532	11	2,666	2,677
Acquisition from business combination	—	—	—	—	—	—
Issuances	385	2	387	1,970	48	2,018
Interest accrual	3	25	28	11	112	123
Net premiums collected	(386)	(76)	(462)	(1,992)	(320)	(2,312)
Derecognitions (lapses and withdrawals)	—	—	—	—	1	1
Ending balance at original discount rate	—	2,485	2,485	—	2,507	2,507
Effect of changes in discount rate assumptions	—	(126)	(126)	—	(154)	(154)
Balance, end of period	$—	$2,359	$2,359	$—	$2,353	$2,353

Present Value of Expected Future Policy Benefits:
Balance, beginning of period	$5,532	$4,169	$9,701	$2,213	$5,040	$7,253
Beginning balance at original discount rate	5,668	4,601	10,269	2,217	5,277	7,494
Effect of changes in cash flow assumptions	2	71	73	1	(236)	(235)
Effect of actual variances from expected experience	(28)	(37)	(65)	(5)	(369)	(374)
Adjusted beginning of period balance	5,642	4,635	10,277	2,213	4,672	6,885
Acquisition of business combination	—	—	—	311	—	311
Issuances	386	2	388	3,289	49	3,338
Interest accrual	69	45	114	168	190	358
Benefit payments	(130)	(77)	(207)	(336)	(311)	(647)
Derecognitions (lapses and withdrawals)	24	—	24	23	1	24
Foreign currency translation	25	—	25	—	—	—
Ending balance at original discount rate	6,016	4,605	10,621	5,668	4,601	10,269
Effect of changes in discount rate assumptions	(103)	(381)	(484)	(136)	(432)	(568)
Balance, end of period	$5,913	$4,224	$10,137	$5,532	$4,169	$9,701

Liability for future policy benefits	$5,913	$1,865	$7,778	$5,532	$1,816	$7,348
Less: Reinsurance recoverables	(2)	(1,262)	(1,264)	(2)	(1,298)	(1,300)
Net liability for future policy benefits, after reinsurance recoverable	$5,911	$603	$6,514	$5,530	$518	$6,048

Weighted-average liability duration of future policy benefits (years)	6 years	15 years		9 years	15 years

Weighted average interest accretion rate	5.22%	4.77%		5.23%	4.75%
Weighted average current discount rate	5.53%	5.75%		5.53%	5.83%
(1)For the year ended December 31, 2024, the Company recognized liability remeasurement impacts of $66 million, which were included in “Policyholder benefits and claims incurred” in the Consolidated Statements of Operations. The amounts include the effect of the Company’s annual assumption review which was conducted during the third quarter of 2024. The notable changes to cash flow assumptions resulted in (i) a decrease in the liability for future policy benefits related to annuity products driven by favorable mortality. The change in mortality resulted in an offsetting increase to the deferred profit liability; (ii) a decrease in the liability for future policy benefits for term life products primarily driven by favorable mortality and favorable updates to policyholder lapse behavior assumptions; and (iii) an increase in the future policy benefits liability for universal life products driven by unfavorable updates in policyholder lapse assumptions and unfavorable mortality.

The amounts of undiscounted and discounted expected gross premiums and future benefit payments follow:

	March 31, 2025		December 31, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
	(Dollars in millions)
Annuities
Expected future benefit payments	$10,444	$5,885	$9,853	$5,505
Expected future gross premiums	—	—	—	—

Life Insurance
Expected future benefit payments	8,705	4,224	8,819	4,169
Expected future gross premiums	5,587	3,344	5,669	3,356

Total
Expected future benefit payments	19,149	10,109	18,672	9,674
Expected future gross premiums	5,587	3,344	5,669	3,356
The amount of revenue and interest recognized in the Consolidated Statements of Operations follows:

	Three Months Ended March 31, 2025		Year Ended December 31, 2024
	Gross Premiums or Assessments	Interest Expense	Gross Premiums or Assessments	Interest Expense
	(Dollars in millions)
Annuities	$397	$66	$3,299	$157
Life Insurance	105	20	436	78

18. Policyholders' Account Balances
Policyholders’ account balances relate to investment-type contracts and universal life-type policies. Investment-type contracts principally include traditional individual fixed rate annuities and fixed index annuities in the accumulation phase and non-variable group annuity contracts.
The balances and changes in policyholders’ account balances follows:

	Three Months Ended March 31, 2025		Year Ended December 31, 2024
	Annuities	Life Insurance	Annuities	Life Insurance
	(Dollars in millions)
Balance, beginning of period	$80,046	$2,107	$14,694	$1,975
Issuances	3,776	14	11,647	62
Acquisition from business combination (b)	—	—	61,296	—
Premiums received	31	109	67	423
Policy charges	(131)	(83)	(442)	(374)
Surrenders and withdrawals	(2,419)	(24)	(8,958)	(66)
Interest credited	703	12	2,383	87
Benefit payments	(269)	—	(646)	—
Other	2	—	5	—
Balance, end of period	$81,739	$2,135	$80,046	$2,107

Reconciling items:
Supplemental contracts	$509	$—	$514	$—
Variable universal life	—	39	—	39
Variable deferred annuity	7	—	7	—
Embedded derivative and other	150	27	319	47
Total PAB balance, end of period	$82,405	$2,201	$80,886	$2,193

Weighted-average crediting rate	3.34%	4.43%	4.19%	4.21%
Net amount at risk (a)	$12,673	$38,851	$12,475	$38,733
Cash surrender value	$74,934	$1,870	$73,832	$1,860
(a)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
(b)Amount for year ended December 31, 2024 excludes $177 million of liabilities relating to supplemental contracts at acquisition date.

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums follow.

	March 31, 2025
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 - 50 Basis Points Above	51 - 150 Basis Points Above	> 150 Basis Points Above	Other (1)	Total
		(Dollars in millions)
Annuities	0% - 1%	$3,890	$2,737	$3,913	$4,697	$—	$15,237
	1% - 2%	1,598	323	1,109	1,648	—	4,678
	2% - 3%	1,810	394	187	10,421	—	12,812
	Greater than 3%	278	7	3	10	—	298
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	48,714	48,714
	Total	$7,576	$3,461	$5,212	$16,776	$48,714	$81,739

Life Insurance	0% - 1%	$—	$—	$—	$—	$—	$—
	1% - 2%	35	2	63	766	—	866
	2% to 3%	390	—	223	—	—	613
	Greater than 3%	656	—	—	—	—	656
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	—	—
	Total	$1,081	$2	$286	$766	$—	$2,135

	December 31, 2024
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 - 50 Basis Points Above	51 - 150 Basis Points Above	> 150 Basis Points Above	Other (1)	Total
		(Dollars in millions)
Annuities	0% - 1%	$3,963	$2,838	$3,768	$4,787	$—	$15,356
	1% - 2%	1,501	341	1,159	1,826	—	4,827
	2% - 3%	1,839	411	159	9,321	—	11,730
	Greater than 3%	282	7	2	9	—	300
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	47,833	47,833
	Total	$7,585	$3,597	$5,088	$15,943	$47,833	$80,046

Life Insurance	0% - 1%	$—	$—	$—	$—	$—	$—
	1% - 2%	32	2	60	735	—	829
	2% to 3%	422	—	222	—	—	644
	Greater than 3%	634	—	—	—	—	634
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	—	—
	Total	$1,088	$2	$282	$735	$—	$2,107
(1)Other includes products with either a fixed rate or no guaranteed minimum crediting rate or allocated to index strategies.
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

19. Market Risk Benefits
The net balance of market risk benefit (MRB) assets and liabilities of, and changes in guaranteed minimum withdrawal benefits associated with, annuity contracts is as follows:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
	(Dollars in millions)
Balance, beginning of period	$2,799	$—
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	2,549	1
Acquisition from business combination (a)	—	2,420
Issuances	5	7
Interest accrual	33	100
Attributed fees collected	53	146
Benefits payments	—	—
Effect of changes in interest rates	201	(112)
Effect of changes in equity markets	151	39
Effect of changes in equity index volatility	(70)	(97)
Actual policyholder behavior different from expected behavior	—	—
Effect of changes in future expected policyholder behavior	16	2
Effect of changes in other future expected assumptions	3	43
Balance, end of period, before effect of changes in the instrument-specific credit	2,941	2,549
Effect of changes in the ending instrument-specific credit risk	182	250
Balance, end of period	3,123	2,799
Less: Reinsured MRB, end of period	(557)	(526)
Balance, end of period, net of reinsurance	$2,566	$2,273

Net amount at risk (b)	$12,238	$12,051
Weighted average attained age of contract holders (years)	71 years	71 years
(a)See Note 16 - Acquisitions for the details of the measurement period adjustment to market risk benefits liability included within this amount for the year ended December 31, 2024 which was assumed upon the Company’s acquisition of AEL in May 2024.
(b)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
The reconciliation of market risk benefits by amounts in an asset position and in a liability position to the “Market risk benefits” amount in the Consolidated Statements of Financial Position follows.

	March 31, 2025
	Asset	Liability	Net Liability
	(Dollars in millions)
Market risk benefits	$943	$4,066	$3,123

	December 31, 2024
	Asset	Liability	Net Liability
	(Dollars in millions)
Market risk benefits	$856	$3,655	$2,799

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
Information regarding the liability for unpaid claims is shown below:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Policy and contract claims, beginning	$1,867	$1,870
Less: Unpaid claims balance, beginning – long-duration	241	213
Gross unpaid claims balance, beginning – short-duration	1,626	1,657
Less: Reinsurance recoverables, beginning	288	302
Net unpaid claims balance, beginning – short-duration	1,338	1,355
Add: incurred related to:
Current accident year	291	343
Prior accident years	(3)	(18)
Total incurred claims	288	325
Less: paid claims related to:
Current accident year	78	108
Prior accident years	210	227
Total paid claims	288	335
Net unpaid claims balance, ending – short-duration	1,338	1,345
Add: Reinsurance recoverables, ending	337	306
Gross unpaid claims balance, ending – short-duration	1,675	1,651
Add: Unpaid claims balance, ending – long duration	233	203
Policy and contract claims, ending	$1,908	$1,854
The estimates for ultimate incurred claims attributable to insured events of prior years decreased by $3 million for the three months ended March 31, 2025 and decreased by $18 million for the three months ended March 31, 2024. The favorable development in 2025 was a reflection of lower than anticipated losses arising from commercial auto, commercial ag, business owners and homeowners lines of business. The favorable development in 2024 was a reflection of lower than anticipated losses arising from commercial other, business owners and commercial auto lines of business.
For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims as of March 31, 2025 and December 31, 2024 were $7 million and $7 million, respectively.
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

On May 7, 2024, the Company entered into a new $1.9 billion term loan agreement. The term loan will mature on May 25, 2027. Interest on the amount borrowed under the term loan is tied to SOFR plus a margin and is reset and paid quarterly. On October 2, 2024, the Company repaid $600 million under this agreement using proceeds of the Senior Notes issued on October 2, 2024. As of March 31, 2025, $1.3 billion was borrowed under the agreement.
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
The agreements above require the Company and its subsidiaries to maintain minimum net worth covenants. As of March 31, 2025 and December 31, 2024, the Company was in compliance with its financial covenants.
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
Following is a summary of subordinated debt obligations to the trusts:

	March 31, 2025	December 31, 2024	Interest Rate	Due Date
	(Dollars in millions)
American Equity Capital Trust II	$84	$84	5%	June 1, 2047
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
The following is the maturity by year on long term borrowings:

	Payments Due by Year
	Total	Unamortized Discount and Issuance Costs	Less Than 1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More Than 5 Years
	(Dollars in millions)
As of March 31, 2025:
Long term borrowings	$2,959	$(41)	$—	$—	$1,800	$—	$600	$600

As of December 31, 2024:
Long term borrowings	$2,957	$(43)	$—	$—	$1,800	$—	$600	$600
22. Income Taxes
For the three months ended March 31, 2025 and March 31, 2024, the effective tax rates on pre-tax income were 21.3% and 20.3% respectively. For both periods, the Company’s effective tax rate was not materially different from the statutory rate of 21%.
Pillar Two and Bermuda Corporate Income Tax Regime
In December 2023, the Government of Bermuda enacted a corporate income tax (“CIT”) regime, designed to align with the Organization for Economic Cooperation and Development's ("OECD's") global minimum tax rules. The Corporate Income Tax Act 2023 came into operation in its entirety on January 1, 2025. The regime applies a 15% CIT to Bermuda businesses that are part of MNE groups with annual revenue of €750 million or more, including us. As of March 31, 2025, we had a deferred tax asset of $377 million relating to this regime.

The Company continues to evaluate the impact of the global minimum tax requirements by monitoring the legislative changes and future developments in relation to Pillar Two across jurisdictions in which the Company operates and assessing their impact on our operations and financial statements. For the three months ended March 31, 2025, our evaluation of enacted legislation resulted in no change to our deferred tax asset and therefore no impact to our effective tax rate.
23. Stockholders' Equity
As a result of and following the Merger and the Reincorporation, the Company had 10,000 shares of common stock with a par value of $0.01 per share authorized and outstanding, all of which are held by Brookfield Wealth Solutions Ltd. and its affiliates. See Note 1 - Organization and Description of the Company for additional information.
As part of the acquisition of American Equity, the Company assumed the issuance of 16,000 shares of 5.95% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series A ("Series A") with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $389 million. On February 24, 2025, the Company redeemed all of the 16,000 outstanding shares of Series A and the corresponding 16,000,000 depositary shares, each representing a 1/1,000th interest in one share of Series A with a total redemption payment of $408 million. As part of the redemption, the Company recognized a loss of $11 million and paid dividends totaling $8 million.
As part of the acquisition of American Equity, the Company assumed the issuance of 12,000 shares of 6.625% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series B ("Series B") with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $290 million.
On January 10, 2025, the Company issued an aggregate of 12,000 shares of 7.375% Fixed-Rate Non-Cumulative Preferred Stock, Series D with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $292 million. The Company used the net proceeds from this offering, together with cash on hand, to redeem in full the Series A preferred shares described above.
Dividends on the Series D preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the 15th day of January, April, July and October of each year, commencing on April 15, 2025. The Series D preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions. For the three months ended March 31, 2025, we accrued for dividends totaling $6 million for Series D preferred stock.
Dividends on the Series B preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the first day of March, June, September and December of each year, commencing on December 1, 2020 for Series B. For the three months ended March 31, 2025, we paid dividends totaling $5 million for Series B preferred stock. No dividends were recognized for the three month ended March 31, 2024, as the preferred stock was acquired during the acquisition of American Equity during 2024. The Series B preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions.
24. Accumulated Other Comprehensive Income
The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below:

	Change in Net Unrealized Investment Gains (Losses)	Change in Discount Rate for Future Policy Benefits	Change in Instrument- Specific Credit Risk for Market Risk Benefit	Defined Benefit Pension Plan Adjustment	Foreign Currency Translation / Other	Total
	(Dollars in millions)
Balance as of December 31, 2024	$177	$279	$(196)	$103	$(23)	$340
Other comprehensive income (loss) before reclassifications	355	(35)	68	(4)	42	426
Amounts reclassified to (from) AOCI	(7)	—	—	—	—	(7)
Deferred income tax benefit (expense)	(75)	12	(19)	1	(8)	(89)
Balance at March 31, 2025	$450	$256	$(147)	$100	$11	$670

Balance as of December 31, 2023	$(299)	$105	$1	$85	$(1)	$(109)
Other comprehensive income (loss) before reclassifications	(56)	128	(11)	5	(3)	63
Amounts reclassified to (from) AOCI	—	—	—	—	—	—
Deferred income tax benefit (expense) and other	12	(26)	2	(1)	—	(13)
Balance at March 31, 2024	$(343)	$207	$(8)	$89	$(4)	$(59)

25. Related Party Transactions
The Company has entered into recurring transactions and agreements with certain related parties. The impact on the Consolidated Financial Statements of significant related party transactions is discussed below.
Investment Management
For the three months ended March 31, 2025 and 2024 the Company’s insurance subsidiaries paid investment management fees pursuant to investment management agreements with an affiliate of BAM of $47 million and $13 million, respectively.
Reinsurance Agreements
AEILIC had a coinsurance agreement with North End Re (Cayman) SPC, a wholly-owned subsidiary of Brookfield Wealth Solutions, to reinsure a portion of fixed indexed annuity product liabilities, 70% on a modified coinsurance (“Modco”) basis and 30% on a coinsurance basis. AEILIC and North End Re entered into a recapture agreement which terminated this coinsurance agreement, effective December 1, 2024.
AEILIC and Eagle have modified coinsurance agreements with Freestone, an affiliated Bermuda reinsurer wholly owned by the Company, to reinsure a quota share of in-force fixed rate, fixed indexed and payout annuities at 50% and ongoing flow fixed rate and fixed indexed annuities at 70%.
ANICO also has modified coinsurance agreements with Freestone. Pursuant to such agreements, ANICO has ceded to Freestone 80% of inforce and future flow PRT business, 70% of in-force and future flow single premium immediate annuity business, 100% of fixed deferred and equity-indexed annuity business issued up to December 31, 2021, and 70% of fixed deferred and equity-indexed annuity business in 2022 and later.
Other Related Party Transactions
For the three months ended March 31, 2025 and 2024, the Company and its subsidiaries, in aggregate, purchased related party investments of $262 million and $53 million, respectively. Investment transactions with related parties are accounted for in the same manner as those with unrelated parties in the financial statements.
As of March 31, 2025 and December 31, 2024, we held investments in related parties of $9.8 billion and $9.6 billion, respectively.
On November 8, 2022 American National and BAMR US Holdings LLC, an indirect wholly-owned subsidiary of Brookfield Wealth Solutions, entered into a demand deposit agreement. The balance at March 31, 2025 and December 31, 2024 was $81 million and $272 million, respectively. The deposit is considered a cash and cash equivalent in the Company's Consolidated Statements of Financial Position as of March 31, 2025 and December 31, 2024.
On August 17, 2023 ANTAC, LLC (a subsidiary of the Company) and Brookfield Wealth Solutions entered into a deposit agreement. The balance at March 31, 2025 and December 31, 2024 was $195 million and $192 million, respectively. The deposit is considered a cash and cash equivalent in the Company's Consolidated Statements of Financial Position as of March 31, 2025 and December 31, 2024.
As of March 31, 2025 and December 31, 2024, Freestone had a deposit of $256 million and $254 million, respectively, with the Brookfield Treasury Management Inc., a subsidiary of Brookfield Corporation. This amount is included in cash and cash equivalents in the Company's Consolidated Statements of Financial Position. For the three months ended March 31, 2025 and 2024, the Company earned interest income of $3 million and $2 million, respectively.

26. Segment Reporting
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
The key measure used by the CODM in assessing performance and in making resource allocation decisions is Distributable Operating Earnings (“DOE”). DOE provides the CODM with insights on capital allocation and investment strategies, as well as product mix and pricing of insurance products offered by the Annuities, P&C and Life Insurance segments.
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

The tables below provide each segment’s results in the format that the CODM reviews its reporting segments to make decisions and assess performance.

	Three Months Ended March 31, 2025
	Annuities	P&C	Life Insurance	Total
	(Dollars in millions)
Net premiums and other policy related revenues	$528	$438	$101
Net investment income, including reinsurance funds withheld	1,238	44	51
Segment revenues (1)(2)	1,766	482	152	$2,400
Policyholder benefit, net	461	288	85
Interest sensitive contract benefits, excluding index credits	472	—	7
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	222	89	7
Other insurance and reinsurance expenses (3)	93	—	—
Operating expenses, excluding transactions costs	111	41	21
Segment DOE	$407	$64	$32	$503
Corporate and other DOE				(111)
Depreciation and amortization expenses				(52)
Deferred income tax recovery (expense) relating to basis and other changes				142
Transaction costs				(32)
Mark-to-market gains (losses) on investments, including reinsurance funds withheld				(104)
Mark-to-market gains (losses) on insurance contracts and other net assets				(582)
Net income (loss)				$(236)

	Three Months Ended March 31, 2024
	Annuities	P&C	Life Insurance	Total
	(Dollars in millions)
Net premiums and other policy related revenues	$579	$477	$200
Net investment income, including reinsurance funds withheld	297	44	111
Segment revenues (1)(2)	876	521	311	$1,708
Policyholder benefit, net	611	320	187
Interest sensitive contract benefits, excluding index credits	126	—	—
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	5	146	10
Other insurance and reinsurance expenses (3)	4	—	—
Operating expenses, excluding transactions costs	25	6	57
Segment DOE	$105	$49	$57	$211
Corporate and other DOE				(12)
Depreciation and amortization expenses				(6)
Deferred income tax recovery (expense) relating to basis and other changes				(28)
Transaction costs				(1)
Mark-to-market gains (losses) on investments, including reinsurance funds withheld				4
Mark-to-market gains (losses) on insurance contracts and other net assets				(55)
Net income (loss)				$113

(1)For the three months ended March 31, 2025 and 2024, there were no material intersegment revenues.
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
The Company’s Annuities segment offers annuity-based products to individuals and institutions. Total premium revenues recorded within Annuities segment for the three months ended March 31, 2025 and 2024 were primarily from PRT transactions with institutions in the United States and United Kingdom. Premiums received from retail annuities are generally recorded as deposits and are not included in net premiums.

Our P&C segment provides a broad range of P&C products through American National, which include coverage for property, casualty, specialty and other. Total earned premiums within this segment for the three months ended March 31, 2025 and 2024 were primarily from transactions with U.S.-based individuals and institutions.
The Company’s Life Insurance business is principally provided by American National. Total premium revenues recorded within this segment for the three months ended March 31, 2025 and 2024 were primarily from transactions with U.S. retail customers.
In addition to DOE, the CODM also monitors the assets, including investments accounted for using the equity method, liabilities and equity attributable to each segment.

	Annuities	P&C	Life Insurance	Total (1)
	(Dollars in millions)
As of March 31, 2025
Assets	$109,469	$4,149	$9,065	$122,683
Liabilities	101,279	2,482	6,473	110,234
Equity	8,190	1,667	2,592	12,449

As of December 31, 2024
Assets	$107,208	$4,742	$9,232	$121,182
Liabilities	98,851	2,544	6,396	107,791
Equity	8,357	2,198	2,836	13,391
(1)Table excludes amounts related to Corporate and other which is not a reportable segment for ANGI.
A subsidiary of American National held $1.3 billion of assets with a customer domiciled in the United Kingdom as of March 31, 2025 and December 31, 2024. There were no other material assets held in jurisdictions outside of the United States as of March 31, 2025 and December 31, 2024. There was no material revenue generated in jurisdictions outside of the United States for the three months ended March 31, 2025 and 2024.
27. Financial Commitments and Contingencies
Commitments
As of March 31, 2025, the Company and its subsidiaries, in aggregate, had outstanding unfunded commitments to purchase, expand or improve real estate and to fund mortgage loans, private loans and investment funds of $4.3 billion.
In addition, the subsidiaries of the Company had outstanding letters of credit in the amount of $6 million as of March 31, 2025.
The Company’s subsidiaries lease office space, technological equipment and automobiles. The remaining long-term lease commitments as of March 31, 2025 were approximately $25 million and are included in the Company’s Consolidated Statements of Financial Position within “Other liabilities”. As of March 31, 2025, a Company subsidiary had approximately $38 million of future payments, inclusive of office space construction costs, under a long-term operating lease agreement with a third party that has not yet commenced. The lease will commence in 2025 with a minimum lease term of 11 years.
Federal Home Loan Bank (“FHLB”) Agreements
Certain of the Company’s subsidiaries have access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of March 31, 2025, certain municipal bonds and collateralized mortgage obligations with a fair value of approximately $688 million and commercial mortgage loans of approximately $624 million were on deposit with the FHLB as collateral for borrowing. As of March 31, 2025, the collateral provided borrowing capacity of approximately $1.1 billion. The deposited securities and commercial mortgage loans are included in the Consolidated Statements of Financial Position within “Available-for-sale fixed maturity securities” and “Mortgage loans on real estate”, respectively.
Litigation
Certain of the Company’s subsidiaries are defendants in various lawsuits concerning alleged breaches of contracts, various employment matters, allegedly deceptive insurance sales and marketing practices, and miscellaneous other causes of action arising in the ordinary course of operations. Certain lawsuits include claims for compensatory and punitive damages. The Company provides accruals for these items to the extent it deems the losses probable and reasonably estimable. After reviewing these matters with legal counsel, based upon information presently available, management is of the opinion that the ultimate resultant liability, if any, would not have a material adverse effect on the statements of financial position, liquidity or results of operations; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future.

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
28. Subsequent Events
The Company evaluated all events and transactions through May 15, 2025, the date the accompanying consolidated financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited consolidated financial position at March 31, 2025 compared with December 31, 2024, and our unaudited consolidated results of operations for the three months ended March 31, 2025 and 2024, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this Form 10-Q as well as the December 31, 2024 audited consolidated financial statements included in the Form 10-K, filed with the SEC on March 31, 2025. Interim operating results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the entire year. Preparation of financial statements requires use of management estimates and assumptions.
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
Overview of our Business
As a result of the Post-Effective Merger of American National into AEL, the consolidated financial statements for the periods prior to the Post-Effective Merger represent the results of American National as the accounting acquirer. For periods subsequent to the Post-Effective Merger, the consolidated financial statements represent the combined results of American National and AEL. See Note 1 - Organization and Description of the Company for additional discussion on the Post-Effective Merger. Throughout this report, unless otherwise specified or the context otherwise requires, all references to “ANGI", the "Company", "we", "our" and similar references are to American National Group Inc. and its consolidated subsidiaries.
Through our insurance subsidiaries, our Company is focused on securing the financial futures of individuals and institutions through a range of insurance and retirement services. Our business is presently conducted through our subsidiaries under three operating segments: Annuities, Property and Casualty (“P&C”) and Life Insurance.

Key Financial Data
The following table presents key financial data of the Company:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Total assets	$123,434	$37,339
Net income (loss) attributable to American National Group Inc. common stockholder	(236)	113
Segment distributable operating earnings (1)	503	211
(1)Distributable Operating Earnings is a Non-GAAP measure. See “Reconciliation of Non-GAAP Measures”.
Results of Operations for the Three Months Ended March 31, 2025 and 2024
The results of operations discussed below comprise results for American National for the periods prior to the Post-Effective Merger and the combined results of American National and AEL for periods subsequent to the Post-Effective Merger.
Net Premiums
The breakdown of premiums by product, net of ceded premiums is as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Annuities
Retail (1)
Fixed Index	$—	$—
Fixed Rate	2	—
Total Retail Annuities	2	—
Institutional
Pension Risk Transfer (2)	376	538
Total Institutional Annuities	376	538

Total Annuities	378	538

Life	80	133

Property Casualty
Property	71	91
Liability	360	382
Other	—	—
Total Property and Casualty	431	473

Total net premiums	$889	$1,144
(1)Premiums received from retail annuities are generally recorded as deposits and are not included in net premiums on the Consolidated Statements of Operations.
(2)Premiums differ from gross annuity sales in Pension Risk Transfer (PRT), since premiums are recognized as revenue when due while they are included in sales upon deal close, which is confirmed by the counterparty.
Three Months Ended March 31, 2025 vs. 2024
For the three months ended March 31, 2025, we reported total net premiums of $889 million, compared to net premiums of $1.1 billion for the same period in 2024. The decrease of $255 million is primarily due to lower PRT sales in the first quarter of 2025 compared to the same period of 2024, largely driven by the execution of the Company’s first U.K. reinsurance transaction, reinsuring $1.3 billion of pension liabilities in Q4 2024.

Gross Annuity Sales
Gross annuity sales are comprised of directly written retail and institutional annuity deposits, which generally are not included in revenues on the Consolidated Statements of Operations.
The breakdown of gross annuity sales is as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Retail:
Fixed Index	$1,835	$96
Fixed Rate	1,043	708
Variable (1)	46	16
Total Retail Annuities	2,924	820

Institutional:
Pension Risk Transfer (2)	382	672
Funding Agreements	500	—
Total Institutional Annuities	882	672

Total gross annuity sales	$3,806	$1,492
(1)Variable sales represent additional premiums on previously issued policies.
(2)Gross annuity sales differ from premiums in Pension Risk Transfer, since premiums are recognized as revenue when due while they are included in sales upon deal close, which is confirmed by the counterparty.
Three Months Ended March 31, 2025 vs. 2024
For the three months ended March 31, 2025, we reported total gross annuity sales of $3.8 billion, compared to gross annuity sales of $1.5 billion in the prior year period. The increase of $2.3 billion is primarily due to the contribution of fixed index annuity deposits generated by American Equity subsequent to the completion of the acquisition coupled with our FABN issuance during the quarter.

The following table summarizes the financial results of our business for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Net premiums	$889	$1,144
Other policy revenue	149	112
Net investment income	1,275	440
Investment related gains (losses)	(4)	(34)
Other income	30	8
Total revenues	2,339	1,670

Policyholder benefits and claims incurred	888	1,086
Interest sensitive contract benefits	512	155
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	318	161
Change in fair value of insurance-related derivatives and embedded derivatives	199	(19)
Change in fair value of market risk benefits	361	19
Operating expenses	275	103
Interest expense	44	22
Total benefits and expenses	2,597	1,527
Net income (loss) before income taxes	(258)	143
Income tax expense (benefit)	(55)	29
Net income (loss)	(203)	114
Less: Net income attributable to noncontrolling interests	3	1
Net income (loss) attributable to American National Group Inc. stockholders	(206)	113
Less: Preferred stock dividends and redemption	30	—
Net income (loss) attributable to American National Group Inc. common stockholder	$(236)	$113
Three Months Ended March 31, 2025 vs. 2024
The results of operations discussed below comprise results for American National for the periods prior to the Post-Effective Merger and the combined results of American National and AEL for periods subsequent to the Post-Effective Merger.
For the three months ended March 31, 2025, we reported net loss of $(206) million, compared to a net income of $113 million for the same period in 2024. The decrease is primarily due to an increase in the expense associated with the change in fair value of insurance-related derivatives and embedded derivatives and an increase in the expense associated with the change in fair value of market risk benefits as a result of equity market and interest rate movements. Additionally, there was an decrease in net premiums due to lower PRT sales and an increase in interest sensitive contract benefits and operating expenses due to the inclusion of American Equity following the acquisition. This decrease was partially offset by an increase in net investment income and other policy revenue due to the inclusion of American Equity and a decrease in policyholder benefits and claims incurred due to improved results within the property casualty line of business and decreased sales activity.
Net premiums and other policy revenue of $1.0 billion decreased by $218 million for the three months ended March 31, 2025, compared to the same period in 2024 primarily due to lower PRT sales in the first quarter of 2025 compared to the same period of 202 partially offset by an increase in other policy revenue which reflects surrender fee and rider fee income recognized on annuity policies added following the acquisition of American Equity.
Net investment income increased by $835 million for the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily driven by the increase in assets under management following the acquisition of American Equity as well as the continued growth in the existing investment portfolio and the rotation into higher yielding investment strategies.
The Company incurred investment related losses of $4 million for the three months ended March 31, 2025, compared to $34 million for the same period in 2024. The decrease in investment losses of $30 million was primarily due to unrealized losses on equity securities, short-term investments and other invested assets for the three months ended March 31, 2024.
Policyholder benefits and claims incurred decreased by $198 million for the three months ended March 31, 2025, compared to the same period in 2024. The decrease is primarily due to improved results within the property casualty line of business, decreased sales activity, and the impact of business ceded to RGA beginning in Q2 2024.
For the three months ended March 31, 2025, interest sensitive contract benefits increased compared to the same period in 2024 by $357 million which was primarily driven by an increase in the in-force block of annuity business following the acquisition of American Equity.

Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired increased by $157 million compared to the same period in 2024, primarily due to an increase in the amortization of VOBA due to the increase in the VOBA asset following the acquisition of American Equity as well as the continued growth of the annuity business which increases the deferred acquisition cost asset.
Change in fair value of insurance-related derivatives and embedded derivatives increased by $218 million for the three months ended March 31, 2025 compared to the same period of 2024. The increase was primarily due to the impact of interest rates and equity market performance on the fair value of the embedded derivatives and equity-indexed options.
The increase in the change in fair value of market risk benefit of $342 million for the three months ended March 31, 2025 compared to the same period of 2024 was primarily due to the impact of interest rates and equity markets on the valuation of these liabilities. Additionally, the market risk benefit liabilities increased as a result of the acquisition of American Equity leading to increases in the change in the fair value of these liabilities.
Operating expenses increased by $172 million for the three months ended March 31, 2025 compared to the same period in 2024, primarily driven by the contribution of expenses from American Equity subsequent to the acquisition as well as additional costs incurred to support the continued growth of our business.
Interest expense on borrowings increased by $22 million for the three months ended March 31, 2025 compared to the same period in 2024 primarily as a result of increased borrowings with the new term loan entered into in May 2024 as well as the acquisition of American Equity which included legacy senior notes and subordinated debt.
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
The following table presents DOE of each of our reporting segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Annuities	$407	$105
Life Insurance	32	57
Property and Casualty	64	49
Segment DOE	$503	$211
Comparison of Three Months Ended March 31, 2025 vs. 2024
Annuities – DOE increased by $302 million for the three months ended March 31, 2025 compared to the same period in 2024. The increase is primarily attributable to earnings contributed from AEL, coupled with new business wins and higher spread earnings.
Life Insurance – DOE decreased by $25 million for the three months ended March 31, 2025 compared to the same period in 2024. The decrease was driven by higher policyholder benefits, lower investment income due to an increase in cash and cash equivalents held during the period, and the impact of the RGA reinsurance treaty executed during the third quarter of 2024.
Property and Casualty – DOE increased by $15 million for the three months ended March 31, 2025 compared to the same period in 2024. The increase was driven by improvements in loss experience arising from underwriting actions implemented since the prior year period.

Financial Condition
Comparison as of March 31, 2025 and December 31, 2024
The following table summarizes the financial position as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Assets
Investments	$86,690	$80,755
Cash and cash equivalents	7,520	11,330
Accrued investment income	764	761
Deferred policy acquisition costs, deferred sales inducements and value of business acquired	10,783	10,631
Premiums due and other receivables	453	437
Ceded unearned premiums	129	132
Deferred tax asset	517	529
Reinsurance recoverables and deposit assets	9,943	10,055
Property and equipment	172	175
Intangible assets	1,569	1,545
Other assets	2,858	2,745
Goodwill	783	783
Separate account assets	1,253	1,343
Total assets	$123,434	$121,221

Liabilities
Future policy benefits	$9,629	$9,170
Policyholders’ account balances	84,606	83,079
Policy and contract claims	1,908	1,867
Market risk benefits	4,066	3,655
Unearned premium reserve	944	1,044
Due to related parties	108	80
Other policyholder funds	357	347
Notes payable	196	189
Long term borrowings	2,959	2,957
Funds withheld for reinsurance liabilities	3,197	3,321
Other liabilities	4,166	4,141
Separate account liabilities	1,253	1,343
Total liabilities	113,389	111,193

Equity
Preferred stock, Series A	—	389
Preferred stock, Series B	296	296
Preferred stock, Series D	292	—
Additional paid-in capital	7,571	7,569
Accumulated other comprehensive income (loss), net of taxes	670	340
Retained earnings	1,133	1,356
Non-controlling interests	83	78
Total equity	10,045	10,028
Total liabilities and equity	$123,434	$121,221
March 31, 2025 vs. December 31, 2024
Total assets increased by $2.2 billion during the period to $123.4 billion. The increase primarily driven by net annuity inflows coupled with favorable unrealized fair value movements on our fixed maturity investments from a decrease in interest rates during the quarter.
Total investments increased by $5.9 billion from December 31, 2024 to March 31, 2025. The increase is primarily driven by the redeployment of cash and cash equivalents into short-term investments, coupled with annuity sales during the quarter.
Cash and cash equivalents decreased by $3.8 billion from December 31, 2024 to March 31, 2025. The decrease is primarily driven by the deployment of cash and cash equivalents into short-term investments.

Deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”) and value of business acquired (“VOBA”) are capitalized costs directly related to writing new policyholder contracts and include the VOBA intangible assets. During the year, the balance increased by $152 million primarily driven by deferrals associated with writing new business during the quarter.
Ceded unearned premiums represent a portion of unearned premiums ceded to reinsurers. The decrease of $3 million from December 31, 2024 to March 31, 2025 is primarily driven by the recognition of earned premiums subject to reinsurance.
Deferred tax assets decreased by $12 million from December 31, 2024 to March 31, 2025. The decrease is primarily due to changes in unrealized gains or losses in our investments, reserves held for policyholder benefits offset by an increase in our net operating loss carryforwards.
Reinsurance recoverables and deposit assets are estimated amounts due to the Company from reinsurers and include reinsurance receivables and recoverables from reinsurers and deposit assets associated with reinsurance agreements. The amount decreased by $112 million in the year due to a decrease in reinsurance recoverable due to an increase in benefits and surrenders ceded for existing American Equity reinsurance agreements as flow business is not being ceded to external reinsurers.
Intangible assets increased by $24 million during the year, primarily due to capitalization of costs associated with software and other intangible assets.
Other assets increased by $113 million during the year to $2.9 billion. The balance includes current tax asset, market risk benefit asset, prepaid pension assets, as well as other miscellaneous receivables, and is attributable to an increase in the market risk benefit asset due movements within the equity market and interests.
Separate account assets and liabilities both decreased by $90 million during 2025, primarily due to policyholder benefits and withdrawals during the quarter.
Future policy benefits and policyholders’ account balances increased by $2.0 billion during 2025 primarily driven by annuity sales during the period as well as the the impact of changes in interest rates and equity markets on the valuation of the liabilities.
Market risk benefits increased by $411 million during 2025 primarily due to the impact of changes in interest rates and equity markets on the valuation market risk benefits.
Funds withheld for reinsurance liabilities decreased by $124 million during 2025 as a result of decrements on the existing ceded liabilities and the corresponding funds withheld payable as flow business is not being ceded to external reinsurers.
Other liabilities increased by $25 million during 2025. The balance includes the reinsured market risk benefits liability, accrued interest on debt and other miscellaneous payables. The increase during 2025 is primarily due to the change in deferred and current tax liabilities.
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

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Cash and cash equivalents	$7,520	$11,330
Liquid financial assets	32,551	32,947
Undrawn credit facilities	1,134	881
Total liquidity (1)	$41,205	$45,158
(1)Total Liquidity is a Non-GAAP measure. See “Performance Measures used by Management.”
Today, we have significant liquidity within our insurance portfolios, giving us flexibility to secure attractive investment opportunities. In addition to a portfolio of highly liquid financial assets, our operating companies have additional access to liquidity from sources such as the Federal Home Loan Bank (“FHLB”) and access to a sub-allocation under the Brookfield Wealth Solutions revolving credit facility. As of March 31, 2025, the Company had no drawings and a total of $1.1 billion undrawn commitment available related to this program, and access to $300 million of capacity under the revolving credit facility.

Liquidity within our insurance subsidiaries may be restricted from time to time due to regulatory constraints. As of March 31, 2025, the Company’s total liquidity was $41.2 billion, which included $342 million of unrestricted cash and cash equivalents held outside of the regulated insurance companies.
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table presents a summary of our cash flows and ending cash balances for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Operating activities	$671	$262
Investing activities	(5,748)	(1,538)
Financing activities	1,267	328
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	11,330	3,192
Net change during the period	(3,810)	(948)
Cash and cash equivalents, end of period	$7,520	$2,244
Operating Activities
For the three months ended March 31, 2025, we generated $671 million of cash from operating activities compared to $262 million during 2024, primarily due to higher investment income from the growth in the investment portfolio, coupled with the addition of American Equity’s investments.
Investing Activities
For the three months ended March 31, 2025, cash outflows arose as we deployed cash and cash equivalents held as of December 31, 2024 to short-term investments and continued to rotate our investment portfolio into higher yielding investment strategies. This resulted in net deployment of $5.7 billion of cash from investing activities, compared to net deployment of $1.5 billion in the prior year.
Financing Activities
For the three months ended March 31, 2025, we recorded a net cash inflow of $1.3 billion from our financing activities, compared to $328 million recorded in 2024. The proceeds in the current year period were mainly as a result of $1.2 billion net payments received on policyholders’ account deposits partially offset by withdrawals on such accounts.
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
Future Capital Obligations and Requirements
As of March 31, 2025, the Company and its subsidiaries, in aggregate, had total unfunded investment commitments of $4.3 billion. The funded commitments are primarily recognized as mortgage loans, private loans, investment funds, investment real estate and other invested assets. For additional information, see Note 27 - Financial Commitments and Contingencies of the financial statements.

The following is the maturity by year on long term borrowings:

	Payments Due by Year
	Total	Unamortized Discount and Issuance Costs	Less Than 1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More Than 5 Years
	(Dollars in millions)
As of March 31, 2025
Long term borrowings	$2,959	$(41)	$—	$—	$1,800	$—	$600	$600

As of December 31, 2024
Long term borrowings	$2,957	$(43)	$—	$—	$1,800	$—	$600	$600
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
The Company has determined that it is in compliance with all capital requirements as of March 31, 2025 and December 31, 2024.
Performance Measures Used by Management
To measure performance, we focus on net income and total assets, as well as certain Non-GAAP measures, including DOE and Total Liquidity, which we believe are useful to investors to provide additional insights into assets within the business available for redeployment. Refer to the “Results of Operations”, “Financial Condition,” and “Liquidity and Capital Resources” sections of this MD&A for further discussion on our performance and Non-GAAP measures for the three months ended March 31, 2025 and 2024.
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
The following table contains further details regarding our use of our Non-GAAP measures, as well as a reconciliation of GAAP consolidated net income to DOE:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Net income (loss) attributable to American National Group Inc. common stockholder	$(236)	$113
Mark-to-market losses (gains) on insurance contracts and other net assets (2)(3)	582	55
Mark-to-market losses (gains) on investments, including reinsurance funds withheld (1)	104	(4)
Transaction costs	32	1
Deferred income tax expense (recovery) relating to basis and other changes	(142)	28
Depreciation and amortization expenses	52	6
Corporate and other DOE	111	12
Segment DOE	$503	$211
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
(2)“Mark-to-market losses (gains) on insurance contracts and other net assets” principally represents the mark-to-market effect on insurance-related liabilities, net of reinsurance, due to changes in market risks (e.g., interest rates, equity markets and equity index volatility). These mark-to-market effects are primarily included in “Interest sensitive contract benefits”, “Change in fair value of insurance-related derivatives and embedded derivatives” and “Change in fair value of market risk benefits” on the Consolidated Statements of Operations. See the following notes to the consolidated financial statements for additional information: (i) Note 9 - Derivative Instruments; (ii) Note 18 - Policyholders' Account Balances; and (iii) Note 19 - Market Risk Benefits.
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
Insurance Risk
The Company makes assumptions and estimates when assessing insurance and reinsurance risks, and significant deviations, particularly with regards to mortality, morbidity, longevity and policyholder behavior, could adversely affect our business, financial condition, results of operations, liquidity and cash flows. All transaction terms are likely to be determined by qualitative and quantitative factors, including our estimates.
We manage insurance risk through choosing whether to purchase reinsurance for certain amounts of risk underwritten in our Annuities, P&C and Life Insurance segments.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of March 31, 2025 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 27 - Financial Commitments and Contingencies to the unaudited consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 1, for any required disclosure.
Item 1A. Risk Factors
We describe certain factors that may affect our business or operations under "Risk Factors" in Part I, Item 1A, of our 2024 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.2	Form of Depositary Receipt Representing 1/1,000th of One Share of Series D Preferred Stock (included in Exhibit 4.1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from American National Group Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	The cover page from American National Group Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2025 formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 15, 2025	AMERICAN NATIONAL GROUP INC.

		By:	/s/ Reza Syed
Reza Syed
Chief Financial Officer & Executive Vice President