Form 10-Q
period 2025-06-30
American National Group Inc.
filed 2025-08-13
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 12, 2025, 10,000 shares of our common shares were outstanding, all of which are held by Brookfield Wealth Solutions Ltd. and its affiliates.
American National Group Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) for Form 10-Q and therefore is filing this Form 10-Q in the reduced disclosure format.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except share and per share data)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Investments:
Available-for-sale fixed maturity securities, at fair value (net of allowance for credit losses of $2 and $27, respectively; amortized cost of $48,260 and $47,127, respectively)	$48,931	$47,292
Equity securities, at fair value	1,238	1,142
Mortgage loans on real estate, at amortized cost (net of allowance for credit losses of $138 and $155, respectively)	11,254	12,117
Private loans, at amortized cost (net of allowance for credit loss of $87 and $66, respectively)	8,120	5,732
Real estate and real estate partnerships (net of accumulated depreciation of $250 and $228, respectively)	5,944	4,992
Investment funds	3,038	3,015
Policy loans	257	274
Short-term investments, at estimated fair value	4,067	4,177
Other invested assets	1,999	2,014
Total investments	84,848	80,755

Cash and cash equivalents	12,104	11,330
Accrued investment income	735	761
Deferred policy acquisition costs, deferred sales inducements and value of business acquired	11,051	10,631
Premiums due and other receivables	463	437
Ceded unearned premiums	173	132
Deferred tax asset	471	529
Reinsurance recoverables and deposit assets	9,835	10,055
Property and equipment (net of accumulated depreciation of $364 and $352, respectively)	167	175
Intangible assets (net of accumulated amortization of $106 and $56, respectively)	1,557	1,545
Goodwill	783	783
Other assets	2,836	2,745
Separate account assets	1,322	1,343
Total assets	$126,345	$121,221

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except share and per share data)

(Unaudited)

	June 30, 2025	December 31, 2024
Liabilities
Future policy benefits	$10,029	$9,170
Policyholders’ account balances	86,934	83,079
Policy and contract claims	1,910	1,867
Market risk benefits	4,227	3,655
Unearned premium reserve	869	1,044
Due to related parties	72	80
Other policyholder funds	397	347
Notes payable	200	189
Long term borrowings	2,953	2,957
Funds withheld for reinsurance liabilities	3,171	3,321
Other liabilities	4,044	4,141
Separate account liabilities	1,322	1,343
Total liabilities	116,128	111,193

Equity
Preferred stock, Series A; par value $1 per share; $25,000 per share liquidation preference; 20,000 shares authorized; issued and outstanding: 2025 - no shares 2024 - 16,000 shares	—	389
Preferred stock, Series B; par value $1 per share; $25,000 per share liquidation preference; 12,000 shares authorized; issued and outstanding: 2025 - 12,000 shares 2024 - 12,000 shares	296	296
Preferred stock, Series D; par value $1 per share; $25,000 per share liquidation preference; 12,000 shares authorized; issued and outstanding: 2025 - 12,000 shares 2024 - no shares	292	—
Additional paid-in capital	7,547	7,569
Accumulated other comprehensive income, net of taxes	664	340
Retained earnings	1,283	1,356
Non-controlling interests	135	78
Total equity	10,217	10,028
Total liabilities and equity	$126,345	$121,221

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net premiums	$752	$1,005	$1,641	$2,149
Other policy revenue	172	184	321	296
Net investment income	1,160	932	2,435	1,372
Investment related gains (losses)	73	2	69	(32)
Other income (loss)	29	(8)	59	—
Total revenues	2,186	2,115	4,525	3,785

Policyholder benefits and claims incurred	828	1,030	1,716	2,116
Interest sensitive contract benefits	485	390	997	545
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	332	199	650	360
Change in fair value of insurance-related derivatives and embedded derivatives	131	21	330	2
Change in fair value of market risk benefits	(47)	139	314	158
Operating expenses	216	335	491	438
Interest expense	49	43	93	65
Total benefits and expenses	1,994	2,157	4,591	3,684
Net income (loss) before income taxes	192	(42)	(66)	101
Income tax expense (benefit)	38	(289)	(17)	(260)
Net income (loss)	154	247	(49)	361
Less: Net income (loss) attributable to noncontrolling interests	2	(8)	5	(7)
Net income (loss) attributable to American National Group Inc. stockholders	152	255	(54)	368
Less: Preferred stock dividends and redemption	11	11	41	11
Net income (loss) attributable to American National Group Inc. common stockholder	$141	$244	$(95)	$357
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$154	$247	$(49)	$361
Other comprehensive income (loss), net of tax:
Change in net unrealized investment gains (losses)	42	387	315	343
Foreign currency translation	85	8	119	5
Change in discount rate for future policy benefits	(53)	80	(76)	182
Change in instrument-specific credit risk for market risk benefits	(78)	14	(29)	5
Defined benefit pension plan adjustment	(2)	14	(5)	19
Total other comprehensive income (loss)	(6)	503	324	554
Comprehensive income	148	750	275	915
Less: Comprehensive income (loss) attributable to noncontrolling interest	2	(9)	5	(7)
Comprehensive income attributable to American National Group Inc.	$146	$759	$270	$922
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
(Unaudited)

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
For the three months ended June 30, 2025
Balance at March 31, 2025	$588	$7,571	$670	$1,133	$83	$10,045
Net income for period	—	—	—	152	2	154
Other comprehensive income (loss)	—	—	(6)	—	—	(6)
Consolidations (deconsolidations) of noncontrolling interests	—	—	—	—	58	58
Contributions from (distributions to) noncontrolling interests	—	—	—	—	(8)	(8)
Dividends	—	—	—	(11)	—	(11)
Other	—	(24)	—	9	—	(15)
Balance at June 30, 2025	$588	$7,547	$664	$1,283	$135	$10,217

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
For the three months ended June 30, 2024
Balance at March 31, 2024	$—	$5,185	$(59)	$829	$112	$6,067
Net income (loss) for period	—	—	—	255	(8)	247
Other comprehensive income (loss)	—	—	504	—	(1)	503
Contributions from (distributions to) noncontrolling interests	—	—	—	—	84	84
Dividends	—	—	—	(79)	—	(79)
Impact of common control acquisition	685	1,750	—	—	—	2,435
Balance at June 30, 2024	$685	$6,935	$445	$1,005	$187	$9,257

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Dollars in millions)
(Unaudited)

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
For the six months ended June 30, 2025
Balance at December 31, 2024	$685	$7,569	$340	$1,356	$78	$10,028
Net income (loss) for period	—	—	—	(54)	5	(49)
Other comprehensive income	—	—	324	—	—	324
Consolidations (deconsolidations) of noncontrolling interests	—	—	—	—	58	58
Contributions from (distributions to) noncontrolling interests	—	—	—	—	(6)	(6)
Dividends	—	—	—	(30)	—	(30)
Preferred stock issuance	292	—	—	—	—	292
Preferred stock redemption	(389)	—	—	(11)	—	(400)
Other	—	(22)	—	22	—	—
Balance at June 30, 2025	$588	$7,547	$664	$1,283	$135	$10,217

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
For the six months ended June 30, 2024
Balance at December 31, 2023	$—	$5,185	$(109)	$716	$107	$5,899
Net income for period	—	—	—	368	(7)	361
Other comprehensive income	—	—	554	—	—	554
Contributions from (distributions to) noncontrolling interests	—	—	—	—	87	87
Dividends	—	—	—	(79)	—	(79)
Impact of common control acquisition	685	1,750	—	—	—	2,435
Balance at June 30, 2024	$685	$6,935	$445	$1,005	$187	$9,257
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024

Operating activities:
Net income (loss)	$(49)	$361
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other policy revenue	(321)	(289)
Accretion on investments	(412)	187
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	650	360
Deferral of policy acquisition costs	(722)	(483)
Losses (gains) on investments and derivatives	78	(367)
Other losses (gains)	(3)	—
Provisions for credit losses (reversals)	(3)	10
Income from real estate partnerships, investment funds and corporations	(164)	(235)
Distributions from real estate partnerships, investment funds and corporations	177	186
Interest credited to policyholders' account balances	997	637
Change in fair value of embedded derivatives	228	366
Depreciation and amortization	84	26
Deferred income taxes	42	(303)
Changes in operating assets and liabilities:
Insurance-related liabilities	821	800
Premiums due and other receievables	(26)	54
Funds withheld for reinsurance liabilities	(156)	(88)
Reinsurance recoverables and deposit assets	419	255
Accrued investment income	26	(74)
Working capital and other	(460)	(26)
Cash flows provided by operating activities	1,206	1,377

Investing activities:
Acquisition of subsidiary, net of cash acquired	6	10,836
Purchase of investments:
Available-for-sale fixed maturity securities	(6,074)	(4,757)
Equity securities	(57)	(201)
Mortgage loans on real estate	(581)	(477)
Private loans	(1,611)	(1,555)
Investment real estate and real estate partnerships	(1,053)	(1,287)
Investment funds	(1,036)	(134)
Short-term investments	(10,838)	(8,558)
Other invested assets	(78)	(141)
Proceeds from sales and maturities of investments:
Available-for-sale fixed maturity securities	4,881	2,413
Equity securities	—	28
Mortgage loans on real estate	1,543	693
Private loans	778	311
Investment real estate and real estate partnerships	65	205
Investment funds	165	351
Short-term investments	10,793	9,606
Other invested assets	196	38
Purchases of derivatives	(465)	(155)
Proceeds from sales and maturities of derivatives	547	252

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024

Purchase of intangibles and property and equipment	(25)	(31)
Proceeds from sales of intangibles and property and equipment	—	27
Change in collateral held for derivatives	(306)	261
Other	12	(49)
Cash flows used in investing activities	(3,138)	7,675

Financing activities:
Issuance of preferred equity	292	—
Redemption of preferred equity	(400)	—
Dividends paid to stockholders	(30)	(11)
Borrowings from related parties	207	—
Repayment of borrowings to related parties	(91)	—
Borrowings from external parties	711	1,900
Repayment of borrowings to external parties	(700)	(1,215)
Repayment of borrowings issued to reinsurance entities	2	—
Policyholders’ account deposits	7,417	4,052
Policyholders’ account withdrawals	(4,751)	(3,041)
Debt issuance costs	(6)	(4)
Issuance of equity, noncontrolling interests	62	—
Distributions to noncontrolling interests	(7)	(32)
Cash flows provided by financing activities	2,706	1,651

Cash and cash equivalents
Cash and cash equivalents, beginning of period	11,330	3,192
Net change during the period	774	10,703
Cash and cash equivalents, at end of period	$12,104	$13,895

Supplementary cash flow disclosure:
Cash taxes paid (net of refunds received)	$54	$(1)
Cash interest paid	85	62

Non-cash transactions:
Available-for-sale fixed maturity securities received in connection with pension risk transfer transactions	$—	$462
Equity securities transferred as consideration paid for acquisition of a subsidiary	—	218
Investments received as in-kind consideration from sales of investment funds	786	—
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
1. Organization and Description of the Company
American National Group Inc., together with its subsidiaries (collectively, “ANGI”, “we”, “our”, “us”, or the “Company”) is primarily focused on providing insurance solutions to individuals and institutions through a broad range of annuity and retirement products and services. Our business is presently conducted through our subsidiaries under three operating segments, which we refer to as our Annuities, Property and Casualty (“P&C”), and Life Insurance segments. We conduct our business in 50 states, the District of Columbia and Puerto Rico.
On May 2, 2024, the Company's predecessor, American Equity Investment Life Holding Company, an Iowa corporation ("AEL" or "American Equity") merged with and into Arches Merger Sub Inc. ("Merger Sub"), an indirect wholly-owned subsidiary of Brookfield Wealth Solutions Ltd. ("Brookfield Wealth Solutions"), with AEL surviving and becoming an indirect wholly-owned subsidiary of Brookfield Wealth Solutions (the "Merger"). In connection with the Merger, each issued and outstanding share of AEL's common stock was converted into the right to receive cash and class A limited voting shares of Brookfield Asset Management Ltd. (“BAM”). On May 7, 2024, American National Group, LLC ("American National"), an indirect, wholly-owned subsidiary of Brookfield Wealth Solutions, merged with and into AEL, with AEL surviving as an indirect, wholly-owned subsidiary of Brookfield Wealth Solutions (the "Post-Effective Merger"). Subsequently, AEL discontinued its existence as an Iowa corporation and continued its existence as a corporation incorporated in the State of Delaware (the "Reincorporation"). In connection with the Reincorporation, AEL changed its name to American National Group Inc. ANGI is an indirect, wholly-owned subsidiary of Brookfield Wealth Solutions. In September 2024, Brookfield Wealth Solutions changed its name from Brookfield Reinsurance Ltd. to Brookfield Wealth Solutions Ltd. and changed its trading symbol from “BNRE” to “BNT”. For purposes of these notes to the unaudited consolidated financial statements (“financial statements”), the “Company” refers to either ANGI, American National or AEL, as required by the context.
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
2. Summary of Significant Accounting Policies
The unaudited condensed consolidated financial statements and notes thereto, including all prior periods presented, have been prepared under accounting principles generally accepted in the United States of America (“GAAP”). The financial statements are prepared on a going concern basis and have been presented in U.S. dollars (“USD”) rounded to the nearest million unless otherwise indicated. The financial statements should be read in conjunction with the December 31, 2024 audited consolidated financial statements of the Company included in the Form 10-K, filed with the SEC on March 31, 2025. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending December 31, 2025. These financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair and comparable statement of results for the interim periods presented in accordance with GAAP.
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
Recently Issued Accounting Pronouncements
The Company continues to assess the impacts on the financial statements of the following ASUs issued but not yet adopted as of June 30, 2025. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.
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
3. Available-For-Sale Fixed Maturity Securities
The total amortized cost, fair value, allowance for credit losses, and gross unrealized gains and losses of available-for-sale fixed maturity securities are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(Dollars in millions)
June 30, 2025
U.S. treasury and government	$93	$1	$(1)	$—	$93
U.S. state and municipal	3,093	63	(35)	—	3,121
Foreign governments	1,315	16	(13)	—	1,318
Corporate debt securities	34,373	733	(217)	(1)	34,888
Residential mortgage-backed securities	966	35	(2)	—	999
Commercial mortgage-backed securities	3,196	98	(35)	—	3,259
Collateralized debt securities	5,224	92	(62)	(1)	5,253
Total fixed maturity securities	$48,260	$1,038	$(365)	$(2)	$48,931

December 31, 2024
U.S. treasury and government	$87	$—	$(1)	$—	$86
U.S. state and municipal	3,200	37	(30)	—	3,207
Foreign governments	1,568	6	(33)	—	1,541
Corporate debt securities	32,770	454	(350)	(26)	32,848
Residential mortgage-backed securities	1,086	25	(4)	(1)	1,106
Commercial mortgage-backed securities	2,755	65	(24)	—	2,796
Collateralized debt securities	5,661	77	(30)	—	5,708
Total fixed maturity securities	$47,127	$664	$(472)	$(27)	$47,292

The amortized cost and fair value of available-for-sale fixed maturity securities at June 30, 2025, by contractual maturity are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities and collateralized debt securities, which are not due at a single maturity, have been separately presented below.

	Available-For-Sale
	Amortized Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$1,711	$1,713
Due after one year through five years	16,509	16,774
Due after five years through ten years	5,284	5,426
Due after ten years	15,370	15,507
	38,874	39,420
Residential mortgage-backed securities	966	999
Commercial mortgage-backed securities	3,196	3,259
Collateralized debt securities	5,224	5,253
Total	$48,260	$48,931
Proceeds from sales of available-for-sale fixed maturity securities, with the related gross realized gains and losses, are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Proceeds from sales of available-for-sale fixed maturity securities	$3,533	$1,820	$4,881	$2,413
Gross realized gains	8	2	10	4
Gross realized (losses)	(61)	(21)	(62)	(23)
The Company has pledged bonds in connection with certain agreements and transactions, such as financing and reinsurance agreements. The carrying value of bonds pledged was $9.6 billion and $8.8 billion as of June 30, 2025 and December 31, 2024, respectively.
In accordance with various regulations, the Company has securities on deposit with regulating authorities with a carrying value of $65 million and $65 million as of June 30, 2025 and December 31, 2024, respectively. There are no restrictions on these assets.
As of June 30, 2025 and December 31, 2024, amounts loaned under reverse repurchase agreements were $400 million and $400 million, respectively, and the fair value of the collateral, comprised of equity securities, was $1.0 billion and $783 million, respectively.

The gross unrealized losses and fair value of available-for-sale fixed maturity securities, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position due to market factors are shown below:

	Less than 12 months			12 months or more			Total
	Number of Issues	Gross Unrealized Losses (1)	Fair Value	Number of Issues	Gross Unrealized Losses (1)	Fair Value	Number of Issues	Gross Unrealized Losses (1)	Fair Value
	(Dollars in millions)
June 30, 2025
U.S. treasury and government	1	$—	$8	3	$(1)	$51	4	$(1)	$59
U.S. state and municipal	140	(17)	788	93	(18)	222	233	(35)	1,010
Foreign governments	9	(13)	452	2	—	25	11	(13)	477
Corporate debt securities	633	(118)	4,706	267	(99)	3,024	900	(217)	7,730
Residential mortgage-backed securities	38	(1)	138	4	(1)	21	42	(2)	159
Commercial mortgage-backed securities	47	(26)	481	15	(9)	137	62	(35)	618
Collateralized debt securities	124	(27)	1,406	19	(35)	467	143	(62)	1,873
Total	992	$(202)	$7,979	403	$(163)	$3,947	1,395	$(365)	$11,926

December 31, 2024
U.S. treasury and government	3	$—	$29	1	$(1)	$36	4	$(1)	$65
U.S. state and municipal	174	(20)	851	190	(10)	280	364	(30)	1,131
Foreign governments	8	(33)	1,206	—	—	—	8	(33)	1,206
Corporate debt securities	1,514	(165)	6,615	384	(185)	4,015	1,898	(350)	10,630
Residential mortgage-backed securities	47	(3)	178	16	(1)	61	63	(4)	239
Commercial mortgage-backed securities	104	(24)	667	—	—	—	104	(24)	667
Collateralized debt securities	178	(29)	1,182	5	(1)	22	183	(30)	1,204
Total	2,028	$(274)	$10,728	596	$(198)	$4,414	2,624	$(472)	$15,142
(1)Unrealized losses have been reduced to reflect the allowance for credit losses of $2 million and $27 million as of June 30, 2025 and December 31, 2024, respectively.
The unrealized losses as of June 30, 2025 and December 31, 2024 are principally related to the timing of the purchases of certain securities, which carry less yield than those available as of those dates. Approximately 96% and 89% of the unrealized losses on fixed maturity securities shown in the above table for June 30, 2025 and December 31, 2024, respectively, are on securities that are rated investment grade, defined as being the highest two NAIC designations.
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
Allowance for Credit Losses
Several assumptions and underlying estimates are made in the evaluation of allowance for credit loss. Examples include financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices. Based on this evaluation, unrealized losses on available-for-sale securities where an allowance for credit loss was not recorded were concentrated within the financials sector as of June 30, 2025 and December 31, 2024.

The rollforward of the allowance for credit losses for available-for-sale fixed maturity securities is shown below:

	Three Months Ended June 30, 2025
	Corporate Securities	Residential Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$(9)	$(1)	$(1)	$(11)
Credit losses recognized on securities for which credit losses were not previously recorded	(3)	—	(1)	(4)
Reductions for securities sold during the period	—	—	—	—
Allowance on securities that had an allowance recorded in a previous period	11	1	1	13
Balance as of June 30, 2025	$(1)	$—	$(1)	$(2)

	Three Months Ended June 30, 2024
	Corporate Securities	Residential Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$(24)	$(1)	$(3)	$(28)
Credit losses recognized on securities for which credit losses were not previously recorded	(13)	—	—	(13)
Reductions for securities sold during the period	—	—	—	—
Allowance on securities that had an allowance recorded in a previous period	3	—	1	4
Balance as of June 30, 2024	$(34)	$(1)	$(2)	$(37)

	Six Months Ended June 30, 2025
	Corporate Securities	Residential Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$(26)	$(1)	$—	$(27)
Credit losses recognized on securities for which credit losses were not previously recorded	(10)	—	(2)	(12)
Reductions for securities sold during the period	16	—	—	16
Allowance on securities that had an allowance recorded in a previous period	19	1	1	21
Balance as of June 30, 2025	$(1)	$—	$(1)	$(2)

	Six Months Ended June 30, 2024
	Corporate Securities	Residential Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$(19)	$(1)	$(4)	$(24)
Credit losses recognized on securities for which credit losses were not previously recorded	(33)	—	—	(33)
Reductions for securities sold during the period	1	—	—	1
Allowance on securities that had an allowance recorded in a previous period	17	—	1	18
Balance as of June 30, 2024	$(34)	$(1)	$(2)	$(37)

4. Equity Securities
The net gains (losses) on equity securities recognized in “Investment related gains (losses)” on the Consolidated Statements of Operations are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Unrealized gains (losses) on equity securities	$104	$33	$97	$22
Net gains (losses) on equity securities sold	(1)	2	1	2
Net gains (losses) on equity securities	$103	$35	$98	$24
Equity securities by market sector distribution are shown below, based on carrying value:

	June 30, 2025	December 31, 2024
Consumer goods	7%	5%
Education	20%	20%
Energy and utilities	36%	10%
Finance	7%	48%
Healthcare	3%	2%
Industrials	22%	12%
Other	5%	3%
Total	100%	100%
5. Mortgage Loans on Real Estate
The Company disaggregates its mortgage loan investments into two portfolio segments: commercial and residential. Commercial mortgage loans include agricultural mortgage loans. The breakdown of mortgage loans on real estate by portfolio segment is as follows:

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Commercial mortgage loans	$8,827	$9,576
Residential mortgage loans	2,565	2,696
Total	11,392	12,272
Allowance for credit losses	(138)	(155)
Total, net of allowance	$11,254	$12,117

The Company’s commercial mortgage loan portfolio consists of loans collateralized by the related properties and diversified as to property type, location and loan size. The geographic categories come from the U.S. Census Bureau’s “Census Regions and Divisions of the United States”. The commercial mortgage loan portfolio is summarized by geographic region and property type as follows:

	June 30, 2025		December 31, 2024
	Amount	Percentage	Amount	Percentage
	(Dollars in millions)
Geographic distribution
Pacific	$2,015	22.8%	$2,060	21.5%
Mountain	1,436	16.3%	1,678	17.5%
West North Central	266	3.0%	280	2.9%
West South Central	1,372	15.5%	1,443	15.1%
East North Central	864	9.8%	1,012	10.6%
East South Central	136	1.5%	144	1.5%
Middle Atlantic	547	6.2%	591	6.2%
South Atlantic	1,746	19.8%	1,993	20.8%
New England	141	1.6%	133	1.4%
Other (multi-region, non-US)	304	3.5%	242	2.5%
	8,827	100.0%	9,576	100.0%
Allowance for credit losses	(125)		(146)
Total, net of allowance	$8,702		$9,430

Property type distribution
Agricultural	$446	5.0%	$447	4.7%
Apartment	2,248	25.5%	2,325	24.3%
Hotel	1,024	11.6%	1,246	13.0%
Industrial	1,691	19.2%	1,859	19.4%
Office	1,329	15.1%	1,425	14.9%
Parking	251	2.8%	326	3.4%
Retail	1,473	16.7%	1,572	16.4%
Storage	152	1.7%	176	1.8%
Other	213	2.4%	200	2.1%
	8,827	100.0%	9,576	100.0%
Allowance for credit losses	(125)		(146)
Total, net of allowance	$8,702		$9,430
There was $1 million interest income recognized on loans in non-accrual status for the three and six months ended June 30, 2025. There was no interest income recognized on loans in non-accrual status for the three and six months ended June 30, 2024. Impaired loans were not significant for any of the periods presented.
Allowance for Credit Losses
The Company establishes a valuation allowance to provide for the risk of credit losses inherent in its mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost, which excludes accrued interest receivable. The Company does not measure a credit loss allowance on accrued interest receivable as any uncollectible accrued interest receivable balances are written off to net investment income in a timely manner. The Company charged off $3 million and $5 million of uncollectible accrued interest receivable on its mortgage loan portfolios for the three and six months ended June 30, 2025. We charged off $1 million and $1 million of uncollectible accrued interest receivable on our mortgage loan portfolios for the three and six months ended June 30, 2024.

The rollforward of the allowance for credit losses for mortgage loans for the three and six months ended June 30, 2025 and 2024 is shown below:

	2025		2024
	Commercial Mortgage Loans	Residential Mortgage Loans	Commercial Mortgage Loans	Residential Mortgage Loans
	(Dollars in millions)
Balance, as of January 1	$(146)	$(9)	$(53)	$—
Provision	(1)	(1)	(1)	—
Writeoffs charged against the allowance	3	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Balance, as of March 31	(144)	(10)	(54)	—
Provision	15	(3)	—	—
Writeoffs charged against the allowance	—	—	—	—
Recoveries of amounts previously written off	4	—	—	—
Balance, as of June 30	$(125)	$(13)	$(54)	$—

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

	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
As of June 30, 2025:	(Dollars in millions)
Commercial mortgage loans
Current	$239	$376	$678	$2,069	$1,131	$4,015	$8,508
30 - 59 days past due	—	82	—	10	—	15	107
60 - 89 days past due	—	—	—	—	—	42	42
Non-accrual	—	—	12	6	20	132	170
Residential mortgage loans
Current	207	330	572	843	203	123	2,278
30 - 59 days past due	3	6	20	32	6	4	71
60 - 89 days past due	—	1	8	29	4	2	44
Non-accrual	—	1	78	72	12	9	172
Total mortgage loans on real estate	$449	$796	$1,368	$3,061	$1,376	$4,342	11,392
Allowance for credit losses							(138)
Total, net of allowance							$11,254

	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
As of December 31, 2024:	(Dollars in millions)
Commercial mortgage loans
Current	$487	$649	$2,204	$1,270	$943	$3,736	$9,289
30 - 59 days past due	—	25	4	—	10	48	87
60 - 89 days past due	—	—	50	30	—	—	80
Non-accrual	—	8	42	16	6	48	120
Residential mortgage loans
Current	294	790	970	222	121	7	2,404
30 - 59 days past due	3	41	45	2	4	—	95
60 - 89 days past due	—	7	20	2	4	5	38
Non-accrual	3	51	76	18	8	3	159
Total mortgage loans on real estate	$787	$1,571	$3,411	$1,560	$1,096	$3,847	12,272
Allowance for credit losses							(155)
Total, net of allowance							$12,117
Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. It is the Company’s policy to not accrue interest on loans that are 90 days delinquent and where amounts are determined to be uncollectible. As of June 30, 2025 and December 31, 2024, 318 mortgage loans and 263 mortgage loans, respectively, were past due over 90 days or in nonaccrual status.
The Company’s commercial and residential mortgage loans may be subject to loan modifications. Loan modifications may be granted to borrowers experiencing financial difficulty and could include principal forgiveness, interest rate reduction, an other-than-significant delay or a term extension. A loan modification typically does not result in a change in valuation allowance as it is already incorporated into the Company’s allowance methodology. However, if the Company grants a borrower experiencing financial difficulty principal forgiveness, the amount of principal forgiven would be written off, which would reduce the amortized cost of the loan and result in an adjustment to the valuation allowance. The carrying amount of mortgage loans experiencing financial difficulty, for which modifications have been granted, was $89 million and $85 million for the six months ended June 30, 2025 and 2024, respectively.

6. Private Loans
The following table summarizes the credit ratings of our private loans:

	June 30, 2025	December 31, 2024
	(Dollars in millions)
A or higher	$2,175	$1,443
BBB	1,409	669
BB and below	2,060	710
Unrated (1)	2,476	2,910
Total	$8,120	$5,732
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
Allowance for Credit Losses
The rollforward of the allowance for credit losses for private loans for the three and six months ended June 30, 2025 and 2024 is shown below:

	2025	2024
	(Dollars in millions)
Balance at January 1	$(66)	$(8)
Provision	(11)	1
Writeoffs charged against the allowance	—	—
Balance at March 31	(77)	(7)
Acquisition from business combination	—	—
Provision	(8)	(14)
Writeoffs charged against the allowance	(2)	—
Recoveries of amounts previously written off	—	—
Balance at June 30	$(87)	$(21)
The Company’s private loans may be subject to loan modifications. Loan modifications may be granted to borrowers experiencing financial difficulties and could include term extensions. For the six months ended June 30, 2025 and 2024, the Company did not have a significant amount of private loans that it modified to borrowers experiencing financial difficulty. Impaired loans were not significant for any of the periods presented.

7. Real Estate and Real Estate Partnerships
The carrying amounts of investment real estate, net of accumulated depreciation, and by property-type are as follows:

	June 30, 2025
	Real Estate
	Amount	Percentage
	(Dollars in millions)
Hotel	$135	6%
Industrial	58	2%
Land	492	20%
Office	153	6%
Retail	211	9%
Apartments	46	2%
Single family residential	1,329	55%
Other	16	1%
Total real estate	2,440	100%
Real estate partnerships	3,504
Total real estate and real estate partnerships	$5,944

	December 31, 2024
	Real Estate
	Amount	Percentage
	(Dollars in millions)
Hotel	$135	6%
Industrial	14	1%
Land	288	13%
Office	208	9%
Retail	186	8%
Apartments	47	2%
Single family residential	1,342	60%
Other	15	1%
Total real estate	2,235	100%
Real estate partnerships	2,757
Total real estate and real estate partnerships	$4,992
As of June 30, 2025 and December 31, 2024, real estate investments of $13 million and $12 million, respectively, met the criteria as held-for-sale.
8. Variable Interest Entities and Equity Method Investments
Through its investment activities, the Company regularly invests in various entities including limited partnerships (“LPs”) and limited liability companies (“LLCs”) and frequently participates in the design with their sponsors, but in most cases, its involvement is limited to financing. Some of these entities have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, the Company holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary. The Company consolidates all VIEs for which it is the primary beneficiary. The assets of consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of the Company, as its obligation is limited to the amount of its committed investment. The Company has not provided financial or other support to these consolidated VIEs in the form of liquidity arrangements, guarantees or other commitments to third-parties that may affect the fair value or risk of its variable interest in these VIEs as of June 30, 2025 and December 31, 2024.
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

Consolidated Variable Interest Entities
The assets and liabilities relating to the consolidated VIEs from the Company’s investment activities included in the financial statements are as follows:

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Available-for-sale fixed maturity securities	$80	$107
Equity securities	95	93
Mortgage loans on real estate, net of allowance	212	206
Private loans, net of allowance	1,698	1,373
Investment real estate	2,277	2,046
Real estate partnerships	2,195	1,398
Investment funds	2,511	2,331
Short-term investments	50	75
Other invested assets	206	337
Cash and cash equivalents	167	223
Other assets	248	327
Total assets of consolidated VIEs	$9,739	$8,516

Notes payable	$200	$189
Other liabilities	435	587
Total liabilities of consolidated VIEs	$635	$776
Unconsolidated Variable Interest Entities
For certain of the Company’s investments in various entities that are determined to be VIEs, the Company is not the primary beneficiary as it does not take an active role in the management of these investments. Such investments are reported in certain investment line items on the statements of financial position, including “Available-for-sale fixed maturity securities, fair value”, “Equity securities, at fair value”, “Mortgage loans on real estate, at amortized cost”, “Investment funds”, “Short-term investments, at estimated fair value” and “Other invested assets”. In some instances, a consolidated VIE involves one or more underlying entities for which the Company is not the primary beneficiary because it does not have the power to direct the most significant activities of these entities. These unconsolidated VIEs that are part of consolidated VIEs are reported primarily in “Real estate and real estate partnerships” on the statements of financial position. Creditors or beneficial interest holders of the unconsolidated VIEs have no recourse to the general credit of the Company, as its obligation is limited to the amount of its committed investment. The Company has not provided financial or other support to these unconsolidated VIEs in the form of liquidity arrangements, guarantees or other commitments to third-parties that may affect the fair value or risk of its variable interest in these VIEs as of June 30, 2025 and December 31, 2024.
The carrying amount and maximum exposure to loss relating to these unconsolidated VIEs are as follows:

	June 30, 2025		December 31, 2024
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(Dollars in millions)
Available-for-sale fixed maturity securities	$1,223	$1,333	$2,146	$3,007
Equity securities	450	450	291	291
Mortgage loans on real estate, net of allowance	615	616	716	731
Private loans, net of allowance	1,493	1,493	1,160	1,160
Real estate partnerships	2,904	2,908	2,689	2,720
Investment funds	841	1,053	—	—
Short-term investments	446	446	99	99
Other invested assets	1,177	1,217	2,084	2,100
Cash and cash equivalents	—	—	7	7
Total	$9,149	$9,516	$9,192	$10,115

Equity Method Investments
Our investments in investment funds, real estate partnerships, and other partnerships, of which substantially all are LPs or LLCs, are accounted for using the equity method of accounting, except for certain investments that are fair valued due to the application of fair value option under ASC 825 or the consolidation of investment company VIE under ASC 946. As of June 30, 2025 and December 31, 2024, the Company’s equity method investments totaled $5.3 billion and $5.3 billion, respectively.
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

The notional and fair values of derivative instruments, presented in the Consolidated Statements of Financial Position, are shown below:

	Primary Underlying Risk	Location in the Consolidated Statements of Financial Position	June 30, 2025			December 31, 2024
			Notional Amount	Carrying Value / Fair Value		Notional Amount	Carrying Value / Fair Value
				Assets	Liabilities		Assets	Liabilities
			(Dollars in millions)
Derivatives Designated as Hedging Instruments:
Foreign exchange forwards	Foreign Currency	Other invested assets, Other liabilities	$642	$—	$53	$897	$20	$—
Cross currency swaps	Foreign Currency	Other invested assets, Other liabilities	358	31	—	—	—	—
Interest rate swaps	Interest rate	Other invested assets, Other liabilities	900	18	—	—	—	—

Derivatives Not Designated as Hedging Instruments:
Equity-indexed options	Equity	Other invested assets, Other liabilities	46,394	1,118	3	46,374	1,303	5
Foreign exchange forwards	Foreign Currency	Other invested assets, Other liabilities	1,705	4	97	1,066	23	—
Cross currency swaps	Foreign Currency	Other invested assets, Other liabilities	384	—	17	—	—	—

Embedded Derivatives:
Indexed annuity and variable annuity product	Interest rate	Policyholders’ account balances	—	—	6,257	—	—	1,123
Funds withheld and Modco arrangements	Interest rate	Funds withheld for reinsurance liabilities	—	—	63	—	—	37
			$50,383	$1,171	$6,490	$48,337	$1,346	$1,165

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
For derivative financial instruments that were designated and qualified as fair value hedges, the gain or loss on the portion of the derivative instrument included in the assessment of hedge effectiveness and the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the same line item in the Consolidated Statements of Operations. The unrealized gain or loss attributable to changes in exchange rates on the available-for-sale fixed maturity securities that were designated as part of the hedge are reclassified out of other comprehensive income (“OCI”) into “Investment related gains (losses)” in the Consolidated Statements of Operations. The remaining change in unrealized gain or loss on the hedged item not associated with the risk being hedged remains as a component of OCI. The gains (losses) on interest rate derivatives designated as hedging instruments for certain PAB are included in “Interest sensitive contract benefits” in the Consolidated Statements of Operations.
The following represents the amount of gains (losses) related to the derivatives and hedged items that qualify for fair value hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Foreign currency derivatives:
Hedged items	$45	$—	$73	$—
Derivatives designated as hedging instruments	(45)	—	(73)	—
Interest rate derivatives:
Hedged items	8	—	18	—
Derivatives designated as hedging instruments	(8)	—	(18)	—
Gains (losses) on fair value hedges	$—	$—	$—	$—
The following table presents the carrying amount and cumulative fair value hedging adjustments for a portion of PAB designated and qualifying as hedged items in fair value hedges:

	Carrying Amount of the Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedge Assets (Liabilities)
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
	(Dollars in millions)
Location in the Consolidated Statements of Financial Position:
Policyholders’ account balances	$(912)	$—	$(18)	$—

Derivatives Not Designated as Hedging Instruments
The following represents the financial statement location and amount of gains (losses) related to the derivatives not designated as hedging instruments:

		Derivative Gains (Losses) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
	Location in the Consolidated Statements of Operations	2025	2024	2025	2024
		(Dollars in millions)
Equity-indexed options	Change in fair value of insurance-related derivatives and embedded derivatives	$232	$308	$(102)	$365
Foreign exchange forwards	Investment related gains (losses)	(138)	—	(204)	—
Cross currency swaps	Investment related gains (losses)	15	—	15	—

Embedded derivatives:
Indexed annuity and variable annuity product	Change in fair value of insurance-related derivatives and embedded derivatives	(354)	(250)	(199)	(288)
Funds withheld and Modco arrangements	Change in fair value of insurance-related derivatives and embedded derivatives	(9)	(79)	(29)	(79)
		$(254)	$(21)	$(519)	$(2)

Derivative Exposure
The Company’s use of derivative instruments exposes it to credit risk in the event of non-performance by counterparties. The Company has a policy of only dealing with counterparties it believes are creditworthy and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The minimum credit rating of our counterparties is BBB+ as of June 30, 2025 and BBB+ as of December 31, 2024, and all derivatives have been appropriately collateralized by the Company and the counterparties in accordance with the terms of the derivative agreements. The Company holds collateral in cash and notes secured by U.S. government-backed assets. The non-performance risk is the net counterparty exposure based on fair value of open contracts less fair value of collateral held. The Company maintains master netting agreements with its current active trading partners. A right of offset has been applied to cash collateral that supports credit risk and has been recorded in the Consolidated Statements of Financial Position as an offset to “Other invested assets” with an associated payable to “Other liabilities” for non-cash and excess collateral. A right of offset has also been applied to derivative assets and liabilities with the same counterparty under the same master netting agreement, and such derivative instruments are presented on a net basis in the Consolidated Statements of Financial Position.
Information regarding the Company’s exposure to credit loss on the derivatives it holds, including the effect of rights of offset, is presented below:

	Gross Amount of Derivative Instruments (1)	Gross Amount Offset in the Consolidated Statements of Financial Position (2)	Net Amount Presented in the Consolidated Statements of Financial Position	Collateral (Received) Pledged in Cash (3)	Collateral (Received) Pledged in Invested Assets (3)	Exposure of Net Collateral
	(Dollars in millions)
As of June 30, 2025
Derivative assets
Equity-indexed options	$1,118	$(65)	$1,053	$(987)	$(21)	$45
Foreign exchange forwards	4	(4)	—	—	—	—
Cross currency swaps	31	—	31	—	—	31
Interest rate swaps	18	—	18	—	—	18
Total derivative assets	$1,171	$(69)	$1,102	$(987)	$(21)	$94

Derivative liabilities
Equity-indexed options	$(3)	$3	$—	$—	$—	$—
Foreign exchange forwards	(150)	66	(84)	—	—	(84)
Cross currency swaps	(17)	—	(17)	—	—	(17)
Total derivative liabilities	$(170)	$69	$(101)	$—	$—	$(101)

As of December 31, 2024
Derivative assets
Equity-indexed options	$1,303	$(5)	$1,298	$(1,298)	$—	$—
Foreign exchange forwards	43	—	43	—	—	43
Total derivative assets	$1,346	$(5)	$1,341	$(1,298)	$—	$43

Derivative liabilities
Equity-indexed options	$(5)	$5	$—	$—	$—	$—
Total derivative liabilities	$(5)	$5	$—	$—	$—	$—
(1)Represents derivative assets and liabilities on a gross basis, which are not offset under enforceable master netting agreements that meet all offsetting criteria.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.
(3)Excludes a portion of collateral held in cash and invested assets that are excess collateral. As of June 30, 2025 and December 31, 2024, the Company held excess collateral of $59 million and $76 million, respectively.

10. Net Investment Income and Investment Related Gains (Losses)
Net investment income is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Available-for-sale fixed maturity securities	$576	$433	$1,235	$661
Equity securities	7	6	20	21
Mortgage loans	183	160	386	238
Private loans	112	1	202	1
Real estate	19	39	20	52
Real estate partnerships	(10)	6	16	6
Investment funds	69	133	129	168
Policy loans	6	6	12	6
Short-term investments	86	45	179	77
Other	112	103	236	142
Total net investment income	$1,160	$932	$2,435	$1,372
Net unrealized and realized investment gains (losses) are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Available-for-sale fixed maturity securities	$36	$(33)	$97	$(25)
Equity securities	103	35	98	24
Mortgage loans	(1)	2	7	(6)
Private loans	31	(3)	35	(3)
Investment real estate	7	—	(1)	—
Real estate partnerships	1	—	1	—
Investments funds	(2)	—	(2)	—
Short-term investments and other invested assets	(102)	1	(166)	(22)
Total investment related gains (losses), net	$73	$2	$69	$(32)

11. Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are shown below:

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Financial assets:
Available-for-sale fixed maturity securities	$48,931	$48,931	$47,292	$47,292
Equity securities	1,238	1,238	1,142	1,142
Mortgage loans on real estate, net of allowance	11,254	11,187	12,117	11,928
Private loans, net of allowance	8,120	8,146	5,732	5,790
Real estate partnerships (1)	1,712	1,712	932	932
Investment funds (2)	141	141	124	124
Policy loans	257	257	274	274
Short-term investments (3)	4,067	4,067	4,177	4,177
Other invested assets:
Derivative assets	1,101	1,101	1,341	1,341
Collaterals received on derivatives (excluding excess collateral)	(1,008)	(1,008)	(1,298)	(1,298)
Separately managed accounts	61	61	71	71
Other (4)	864	865	941	943
Cash and cash equivalents	12,104	12,104	11,330	11,330
Other assets - market risk benefits	1,035	1,035	857	857
Separate account assets (5)	1,322	1,322	1,343	1,343
Total financial assets	$91,199	$91,159	$86,375	$86,245

Financial liabilities:
Policyholders’ account balances – embedded derivative	$6,257	$6,257	$1,123	$1,123
Market risk benefits	4,227	4,227	3,655	3,655
Other liabilities:
Derivative liabilities	101	101	—	—
Funds withheld for reinsurance liabilities	63	63	37	37
Notes payable	200	200	189	189
Long term borrowings	2,953	3,017	2,957	2,977
Separate account liabilities (5)	1,322	1,322	1,343	1,343
Total financial liabilities	$15,123	$15,187	$9,304	$9,324
(1)Balances represent real estate partnerships in which the Company has elected the fair value option under ASC 825. Real estate partnerships accounted for as equity method investments are $1.8 billion and directly held real estate is $2.4 billion as of June 30, 2025. Real estate partnerships accounted for as equity method investments are $1.8 billion and directly held real estate is $2.2 billion as of December 31, 2024.
(2)Balances represent financial assets that are fair valued as a result of consolidation of investment company VIEs in accordance with ASC 946. Investment funds accounted for as equity method investments are $2.5 billion and investment funds measured using NAV as a practical expedient are $351 million as of June 30, 2025. Investment funds accounted for as equity method investments are $2.5 billion and investment funds measured using NAV as a practical expedient are $353 million as of December 31, 2024.
(3)Balance as of June 30, 2025 includes $400 million of amounts loaned under reverse repurchase agreements. The fair value of the collateral received under these agreements was $1.0 billion as of June 30, 2025. Balance as of December 31, 2024 includes $400 million of amounts loaned under reverse repurchase agreements. The fair value of the collateral received under these agreements was $783 million as of December 31, 2024.
(4)Other invested assets accounted for as equity method investments, and therefore excluded from the table, are $994 million and $959 million as of June 30, 2025 and December 31, 2024.
(5)Balance includes $30 million and $31 million of assets, and corresponding liabilities, that are not subject to the fair value hierarchy as of June 30, 2025 and December 31, 2024, respectively.

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
	(Dollars in millions)
June 30, 2025
Financial assets
Available-for-sale fixed maturity securities:
U.S. treasury and government	$93	$79	$14	$—
U.S. state and municipal	3,121	—	3,066	55
Foreign governments	1,318	—	1,318	—
Corporate debt securities	34,888	—	34,124	764
Residential mortgage-backed securities	999	—	980	19
Commercial mortgage-backed securities	3,259	—	3,222	37
Collateralized debt securities	5,253	—	2,550	2,703
Total available-for-sale fixed maturity securities	48,931	79	45,274	3,578
Equity securities:
Common stock	807	748	2	57
Preferred stock	431	5	23	403
Private equity and other	—	—	—	—
Total equity securities	1,238	753	25	460
Real estate at fair value (1)	1,271	—	—	1,271
Real estate partnerships at fair value (1)	1,712	—	—	1,712
Investment funds (1)(2)	141	—	—	141
Short-term investments	4,067	2,710	875	482
Other invested assets:
Derivative assets	1,101	—	913	188
Collaterals received on derivatives (excluding excess collateral)	(1,008)	(1,008)	—	—
Separately managed accounts	61	—	—	61
Other	216	—	3	213
Cash and cash equivalents	12,104	12,104	—	—
Other assets – market risk benefit assets	1,035	—	—	1,035
Separate account assets (3)	1,292	976	316	—
Total financial assets	$72,161	$15,614	$47,406	$9,141

Financial liabilities
Policyholders’ account balances – embedded derivative	$6,257	$—	$—	$6,257
Market risk benefits	4,227	—	—	4,227
Funds withheld for reinsurance liabilities – embedded derivatives	63	—	—	63
Other liabilities – derivative liabilities	101	—	101	—
Separate account liabilities (3)	1,292	976	316	—
Total financial liabilities	$11,940	$976	$417	$10,547
(1)Balances represent financial assets that are fair valued in accordance with ASC 825 as well as financial assets that are fair valued as a result of consolidation of investment company VIE in accordance with ASC 946.
(2)Balance excludes $351 million of investments measured at estimated fair value using NAV as a practical expedient.
(3)Balance includes $30 million of assets, and corresponding liabilities, that are not subject to fair value hierarchy.

	Total Fair Value	Level 1	Level 2	Level 3
	(Dollars in millions)
December 31, 2024
Financial assets
Available-for-sale fixed maturity securities:
U.S. treasury and government	$86	$76	$10	$—
U.S. state and municipal	3,207	—	3,151	56
Foreign governments	1,541	—	1,541	—
Corporate debt securities	32,848	—	30,192	2,656
Residential mortgage-backed securities	1,106	—	1,087	19
Commercial mortgage-backed securities	2,796	—	2,721	75
Collateralized debt securities	5,708	—	3,077	2,631
Total available-for-sale fixed maturity securities	47,292	76	41,779	5,437
Equity securities:
Common stock	747	606	25	116
Preferred stock	391	22	12	357
Private equity and other	4	—	—	4
Total equity securities	1,142	628	37	477
Real estate at fair value (1)	1,283	—	—	1,283
Real estate partnerships at fair value (1)	932	—	—	932
Investment funds (1)(2)	124	—	—	124
Short-term investments	4,177	3,003	821	353
Other invested assets:
Derivative assets	1,341	—	1,118	223
Collaterals received on derivatives (excluding excess collateral)	(1,298)	(1,298)	—	—
Separately managed accounts	71	—	—	71
Other	315	—	11	304
Cash and cash equivalents	11,330	11,330	—	—
Other assets – market risk benefit assets	857	—	—	857
Separate account assets (3)	1,312	258	1,054	—
Total financial assets	$68,878	$13,997	$44,820	$10,061

Financial liabilities
Policyholders’ account balances – embedded derivative	$1,123	$—	$—	$1,123
Market risk benefits	3,655	—	—	3,655
Funds withheld for reinsurance liabilities – embedded derivatives	37	—	—	37
Separate account liabilities (3)	1,312	258	1,054	—
Total financial liabilities	$6,127	$258	$1,054	$4,815
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
Policyholders’ Account Balances - investments contracts, excluding embedded derivative — The fair values of the policyholder account balances’ not involving significant mortality or morbidity risks are stated at the cost we would incur to extinguish the liability (i.e., the cash surrender value) as these contracts are generally issued without an annuitization date. For period-certain annuity benefit contracts, the fair value is determined by discounting the benefits at the interest rates currently in effect for newly issued immediate annuity contracts. All of the fair values presented within these categories fall within Level 3 of the fair value hierarchy as most of the inputs are unobservable market data.
The carrying amount and estimated fair value of financial instruments not recorded at fair value on a recurring basis are shown below. The table below excludes accrued investment income, which is recorded at amortized cost in the statements of financial position, as their carrying amounts approximate the fair values due to their short-term nature.

	Carrying Amount	Fair Value	Fair Value Hierarchy Level
			Level 1	Level 2	Level 3
	(Dollars in millions)
June 30, 2025
Financial assets
Mortgage loans on real estate, net of allowance	$11,254	$11,187	$—	$—	$11,187
Private loans, net of allowance	8,120	8,146	—	100	8,046
Policy loans	257	257	—	—	257
Other invested assets	648	649	—	414	235
Total financial assets	$20,279	$20,239

Financial liabilities
Policyholders' account balances – investment contracts, excluding embedded derivative	$78,054	$78,037	$—	$—	$78,037
Long term borrowings	2,953	3,017	—	—	3,017
Notes payable	200	200	—	—	200
Total financial liabilities	$81,207	$81,254

	Carrying Amount	Fair Value	Fair Value Hierarchy Level
			Level 1	Level 2	Level 3
	(Dollars in millions)
December 31, 2024
Financial assets
Mortgage loans on real estate, net of allowance	$12,117	$11,928	$—	$—	$11,928
Private loans, net of allowance	5,732	5,790	—	145	5,645
Policy loans	274	274	—	—	274
Other invested assets	626	628	—	406	222
Total financial assets	$18,749	$18,619

Financial liabilities
Policyholders' account balances – investment contracts, excluding embedded derivative	$79,384	$79,384	$—	$—	$79,384
Long term borrowings	2,957	2,977	—	—	2,977
Notes payable	189	189	—	—	189
Total financial liabilities	$82,530	$82,551

For financial assets and financial liabilities measured at fair value on a recurring basis using Level 3 inputs during the periods, reconciliations of the beginning and ending balances are shown below:

	Three Months Ended June 30, 2025
	Assets		Liabilities
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of period	$9,743	$149	$948	$55
Fair value changes in net income	50	66	242	8
Fair value changes in other comprehensive income	(10)	—	—	—
Purchases	1,218	34	—	—
Sales	(1,537)	—	—	—
Settlements or maturities	(134)	(61)	—	—
Premiums less benefits	—	—	1	—
Transfers into Level 3	235	—	5,066	—
Transfers out of Level 3	(1,647)	—	—	—
Balance, end of period	$7,918	$188	$6,257	$63

	Three Months Ended June 30, 2024
	Assets		Liabilities
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of period	$5,199	$257	$904	$—
Acquisitions from business combination	4,288	—	—	—
Fair value changes in net income	12	24	287	79
Fair value changes in other comprehensive income	875	—	—	—
Purchases	1,302	39	—	—
Sales	(2,048)	—	—	—
Settlements or maturities	(2)	(66)	(30)	—
Premiums less benefits	—	—	35	—
Transfers into Level 3	112	—	—	—
Transfers out of Level 3	(139)	—	—	—
Balance, end of period	$9,599	$254	$1,196	$79

	Six Months Ended June 30, 2025
	Assets		Liabilities
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of year	$8,981	$223	$1,123	$37
Fair value changes in net income	105	28	(26)	26
Fair value changes in other comprehensive income	18	—	—	—
Purchases	1,381	67	—	—
Sales	(1,582)	—	—	—
Settlements or maturities	(147)	(130)	—	—
Premiums less benefits	—	—	94	—
Transfers into Level 3	930	—	5,066	—
Transfers out of Level 3	(1,768)	—	—	—
Balance, end of period	$7,918	$188	$6,257	$63

	Six Months Ended June 30, 2024
	Assets		Liabilities
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of year	$5,585	$227	$873	$—
Acquisitions from business combination	4,288	—	—	—
Fair value changes in net income	12	81	324	79
Fair value changes in other comprehensive income	182	—	—	—
Purchases	3,346	74	—	—
Sales	(3,785)	—	—	—
Settlements or maturities	(2)	(128)	(30)	—
Premiums less benefits	—	—	29	—
Transfers into Level 3	112	—	—	—
Transfers out of Level 3	(139)	—	—	—
Balance, end of period	$9,599	$254	$1,196	$79
(1)Balance includes separately managed accounts and certain consolidated variable interest entities.
Transfers into and out of Level 3 during the three and six months ended June 30, 2025 were primarily the result of changes in observable pricing. The Company’s valuation of financial instruments categorized as Level 3 in the fair value hierarchy are based on valuation techniques that use significant inputs that are unobservable or had a decline in market activity that obscured observability. The indicators considered in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, the level of credit spreads over historical levels, applicable bid-ask spreads, and price consensus among market participants and other pricing sources. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models and discounted cash flow methodology based on spread/yield assumptions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Premiums earned:
Gross amounts, including reinsurance assumed	$943	$1,387	$1,988	$2,871
Reinsurance ceded	(191)	(382)	(347)	(722)
Net amount	$752	$1,005	$1,641	$2,149

Other policy revenue:
Gross amounts, including reinsurance assumed	$252	$203	$480	$315
Reinsurance ceded	(80)	(19)	(159)	(19)
Net amount	$172	$184	$321	$296

Policyholder benefits and claims incurred:
Gross amounts, including reinsurance assumed	$1,074	$1,296	$2,158	$2,588
Reinsurance ceded	(246)	(266)	(442)	(472)
Net amount	$828	$1,030	$1,716	$2,116

Change in fair value of market risk benefits:
Gross amounts, including reinsurance assumed	$(26)	$148	$366	$186
Reinsurance ceded	(21)	(9)	(52)	(28)
Net amount	$(47)	$139	$314	$158

Interest sensitive contract benefits:
Gross amounts, including reinsurance assumed	$544	$506	$1,094	$765
Reinsurance ceded	(59)	(116)	(97)	(220)
Net amount	$485	$390	$997	$545
The following summarizes our significant life and annuity reinsurance treaties and related recoverable:

	Reinsurance Recoverable		Agreement Type	Products Covered
	June 30, 2025	December 31, 2024
	(Dollars in millions)
Principal Reinsurers:
EquiTrust Life Insurance Company	$210	$231	Coinsurance	Certain Fixed Index and Fixed Rate Annuities
Athene Life Re Ltd.	1,570	1,747	Coinsurance Funds Withheld, Modified Coinsurance	Certain Fixed Annuities and Multi-Year Guaranteed Annuities
AeBe ISA LTD	4,023	4,166	Coinsurance Funds Withheld, Coinsurance	Certain Fixed Index and Fixed Rate Annuities
Reinsurance Group of America Inc. (RGA)	3,533	3,420	Coinsurance	Certain Term, Whole, Indexed Universal, Universal, and Universal with Secondary Guarantee Life Insurance Policies
	$9,336	$9,564
There were no significant changes to third party or intercompany reinsurance agreements for the three and six months ended June 30, 2025.

13. Separate Account Assets and Liabilities
The following table presents the change of the Company’s separate account assets and liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Balance, beginning of period	$1,253	$1,285	$1,343	$1,189
Additions (deductions):
Policyholder deposits	14	15	33	35
Net investment income	9	1	32	10
Net realized capital gains (losses) on investments	78	16	35	112
Policyholder benefits and withdrawals	(22)	(27)	(53)	(75)
Net transfer from (to) general account	(6)	(20)	(60)	2
Policy charges	(4)	(4)	(8)	(7)
Total changes	69	(19)	(21)	77
Balance, end of period	$1,322	$1,266	$1,322	$1,266

Cash surrender value	$747	$704	$747	$704

14. Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired
The following tables present a rollforward of deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”) and value of business acquired (“VOBA”) for the periods indicated:

	Three Months Ended June 30, 2025
	Annuities	Property and Casualty	Life Insurance	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$1,091	$129	$317	$1,537
Additions	287	80	27	394
Amortization	(28)	(93)	(9)	(130)
Net change	259	(13)	18	264
Balance, end of period	1,350	116	335	1,801

DSI
Balance, beginning of period	528	—	—	528
Additions	206	—	—	206
Amortization	(11)	—	—	(11)
Net change	195	—	—	195
Balance, end of period	723	—	—	723

VOBA
Balance, beginning of period	8,645	9	64	8,718
Amortization	(188)	(2)	(1)	(191)
Net change	(188)	(2)	(1)	(191)
Balance, end of period	8,457	7	63	8,527
Total DAC, DSI, and VOBA Asset	$10,530	$123	$398	$11,051

	Three Months Ended June 30, 2024
	Annuities	Property and Casualty	Life Insurance	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$223	$135	$249	$607
Additions	191	85	19	295
Amortization	(8)	(80)	3	(85)
Net change	183	5	22	210
Balance, end of period	406	140	271	817

DSI
Balance, beginning of period	9	—	—	9
Additions	93	—	—	93
Amortization	1	—	—	1
Net change	94	—	—	94
Balance, end of period	103	—	—	103

VOBA
Balance, beginning of period	38	18	300	356
Acquisition from business combinations	7,194	—	—	7,194
Amortization	(106)	(2)	(7)	(115)
Net change	7,088	(2)	(7)	7,079
Balance, end of period	7,126	16	293	7,435
Total DAC, DSI, and VOBA Asset	$7,635	$156	$564	$8,355

	Six Months Ended June 30, 2025
	Annuities	Property and Casualty	Life Insurance	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$887	$132	$306	$1,325
Additions	510	166	45	721
Amortization	(47)	(182)	(16)	(245)
Net change	463	(16)	29	476
Balance, end of period	1,350	116	335	1,801

DSI
Balance, beginning of period	393	—	—	393
Additions	349	—	—	349
Amortization	(19)	—	—	(19)
Net change	330	—	—	330
Balance, end of period	723	—	—	723

VOBA
Balance, beginning of period	8,838	10	65	8,913
Amortization	(381)	(3)	(2)	(386)
Net change	(381)	(3)	(2)	(386)
Balance, end of period	8,457	7	63	8,527
Total DAC, DSI, and VOBA Asset	$10,530	$123	$398	$11,051

	Six Months Ended June 30, 2024
	Annuities	Property and Casualty	Life Insurance	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$190	$158	$224	$572
Additions	230	196	57	483
Amortization	(14)	(214)	(10)	(238)
Net change	216	(18)	47	245
Balance, end of period	406	140	271	817

DSI
Balance, beginning of period	8	—	—	8
Additions	94	—	—	94
Amortization	1	—	—	1
Net change	95	—	—	95
Balance, end of period	103	—	—	103

VOBA
Balance, beginning of period	39	20	305	364
Acquisition from business combinations	7,194	—	—	7,194
Amortization	(107)	(4)	(12)	(123)
Net change	7,087	(4)	(12)	7,071
Balance, end of period	7,126	16	293	7,435
Total DAC, DSI, and VOBA Asset	$7,635	$156	$564	$8,355

The following table provides the projected VOBA asset amortization expenses for a five-year period and thereafter as of June 30, 2025:

Years	(Dollars in millions)
2025 (1)	$371
2026	702
2027	645
2028	598
2029	552
Thereafter	5,659
Total amortization expense	$8,527
(1)Expected amortization for the remainder of 2025.
15. Intangible Assets
The components of definite-lived and indefinite-lived intangible assets are as follows. Refer to Note 14 - Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired for VOBA asset, which is an actuarial intangible asset arising from a business combination.

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Definite-lived intangible assets:
Distributor relationships	$1,445	$(68)	$1,377	$1,445	$(41)	$1,404
Trade name	58	(9)	49	58	(6)	52
Software and other	114	(29)	85	52	(9)	43
Total definite-lived intangible assets	1,617	(106)	1,511	1,555	(56)	1,499

Indefinite-lived intangible assets:
Insurance licenses	46	—	46	46	—	46
Total indefinite-lived intangible assets	46	—	46	46	—	46
Total intangible assets	$1,663	$(106)	$1,557	$1,601	$(56)	$1,545
No impairment expenses of intangible assets were recognized for the three and six months ended June 30, 2025 and 2024. The Company estimates that its intangible assets do not have any significant residual value in determining their amortization. Amortization expenses for definite-lived intangible assets were $21 million and $50 million for the three and six months ended June 30, 2025, and $12 million and $13 million for the three and six months ended June 30, 2024, respectively.
The following table outlines the estimated future amortization expense related to definite-lived intangible assets held as of June 30, 2025.

Years	(Dollars in millions)
2025 (1)	$45
2026	93
2027	82
2028	77
2029	71
Thereafter	1,143
Total amortization expense	$1,511
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
The business operations of AEL, which are now part of ANGI, contributed revenues of $564 million and a net loss of $15 million to the Company for the period from May 2, 2024 to June 30, 2024. Had the Merger occurred on January 1, 2024, the consolidated unaudited pro forma revenue and net profit would be (i) $3.1 billion and $610 million income, respectively, for the three months ended June 30, 2024; and (ii) $7.0 billion and $1.8 billion, respectively, for the six months ended June 30, 2024. The pro forma amounts have been calculated using the subsidiary’s results and adjusting them for the revised depreciation and amortization that would have been charged assuming the fair value adjustments to investments, property and equipment and intangible assets had applied from January 1, 2024, together with the consequential tax effects.
As part of re-assessing the final valuation of certain assets, such as intangible assets and goodwill, and certain liabilities, the Company recognized measurement period adjustments to reflect new information obtained about facts and circumstances that existed as of the acquisition date. This resulted in a $45 million increase in both the VOBA asset and market risk benefits liability. In addition, discount rate and tax assumptions relating to intangible assets were updated, resulting in a $40 million decrease in intangible assets, $8 million increase to deferred tax asset and a $32 million increase in goodwill. Final valuation of the assets acquired and liabilities assumed and the completion of the purchase price allocation occurred in the second quarter of 2025.
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

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Future policy benefits:
Annuities	$6,272	$5,532
Life Insurance	1,895	1,816
Deferred profit liability:
Annuities	94	81
Life Insurance	86	76
Other contracts and VOBA liability	1,682	1,665
Total future policy benefits	$10,029	$9,170

Future Policy Benefits
The balances and changes in the liability for future policy benefits are as follows:

	Six Months Ended June 30,
	2025			2024
	Annuities	Life Insurance	Total	Annuities	Life Insurance	Total
	(Dollars in millions)
Present Value of Expected Net Premiums:
Balance, beginning of period	$—	$2,353	$2,353	$—	$3,145	$3,145
Beginning balance at original discount rate	—	2,507	2,507	—	3,254	3,254
Effect of changes in cash flow assumptions (1)	—	65	65	—	(63)	(63)
Effect of actual variances from expected experience	(1)	(55)	(56)	6	(34)	(28)
Adjusted beginning of period balance	(1)	2,517	2,516	6	3,157	3,163
Acquisition from business combination	—	—	—	—	—	—
Issuances	666	5	671	991	32	1,023
Interest accrual	5	48	53	6	62	68
Net premiums collected	(673)	(148)	(821)	(1,004)	(162)	(1,166)
Derecognitions (lapses and withdrawals)	3	—	3	—	1	1
Ending balance at original discount rate	—	2,422	2,422	(1)	3,090	3,089
Effect of changes in discount rate assumptions	—	(114)	(114)	—	(235)	(235)
Balance, end of period	$—	$2,308	$2,308	$(1)	$2,855	$2,854

Present Value of Expected Future Policy Benefits:
Balance, beginning of period	$5,532	$4,169	$9,701	$2,213	$5,040	$7,253
Beginning balance at original discount rate	5,668	4,601	10,269	2,217	5,277	7,494
Effect of changes in cash flow assumptions	6	77	83	1	74	75
Effect of actual variances from expected experience	(34)	(56)	(90)	6	(33)	(27)
Adjusted beginning of period balance	5,640	4,622	10,262	2,224	5,318	7,542
Acquisition of business combination	—	—	—	311	—	311
Issuances	669	5	674	1,003	32	1,035
Interest accrual	138	89	227	71	101	172
Benefit payments	(265)	(153)	(418)	(135)	(228)	(363)
Derecognitions (lapses and withdrawals)	28	—	28	1	1	2
Foreign currency translation	107	—	107	—	—	—
Ending balance at original discount rate	6,317	4,563	10,880	3,475	5,224	8,699
Effect of changes in discount rate assumptions	(45)	(360)	(405)	(91)	(505)	(596)
Balance, end of period	$6,272	$4,203	$10,475	$3,384	$4,719	$8,103

Liability for future policy benefits	$6,272	$1,895	$8,167	$3,385	$1,864	$5,249
Less: Reinsurance recoverables	(1)	(1,311)	(1,312)	(3)	(46)	(49)
Net liability for future policy benefits, after reinsurance recoverable	$6,271	$584	$6,855	$3,382	$1,818	$5,200

Weighted-average liability duration of future policy benefits (years)	6 years	14 years		8 years	16 years

Weighted average interest accretion rate	5.28%	4.77%		5.09%	4.61%
Weighted average current discount rate	5.36%	5.69%		5.47%	5.58%
(1)For the six months ended June 30, 2025 and June 30, 2024, the Company recognized liability remeasurement impacts of $31 million and $60 million, respectively, from the net effect of the changes in cash flow assumptions, which were included in “Policyholder benefits and claims incurred” in the Consolidated Statements of Operations.

The amounts of undiscounted and discounted expected gross premiums and future benefit payments follow:

	June 30, 2025		June 30, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
	(Dollars in millions)
Annuities
Expected future benefit payments	$10,620	$6,245	$5,531	$3,384
Expected future gross premiums	—	—	—	—

Life Insurance
Expected future benefit payments	8,675	4,203	10,375	4,719
Expected future gross premiums	5,482	3,259	14,649	8,507

Total
Expected future benefit payments	19,295	10,448	15,906	8,103
Expected future gross premiums	5,482	3,259	14,649	8,507
The amount of revenue and interest recognized in the Consolidated Statements of Operations follows:

	Six Months Ended June 30,
	2025	2024	2025	2024
	Gross Premiums or Assessments		Interest Expense
	(Dollars in millions)
Annuity	$687	$1,555	$118	$81
Life Insurance	206	391	41	72

18. Policyholders' Account Balances
Policyholders’ account balances relate to investment-type contracts and universal life-type policies. Investment-type contracts principally include traditional individual fixed rate annuities and fixed index annuities in the accumulation phase and non-variable group annuity contracts.
The balances and changes in policyholders’ account balances follows:

	Six Months Ended June 30,
	2025		2024
	Annuities	Life Insurance	Annuities	Life Insurance
	(Dollars in millions)
Balance, beginning of period	$80,046	$2,107	$14,694	$1,975
Issuances	7,962	26	4,064	36
Acquisition from business combination (b)	—	—	61,296	—
Premiums received	62	218	23	213
Policy charges	(287)	(189)	(122)	(187)
Surrenders and withdrawals	(5,037)	(55)	(3,060)	(43)
Interest credited	1,453	51	707	48
Benefit payments	(538)	—	(152)	—
Other	4	—	3	—
Balance, end of period	$83,665	$2,158	$77,453	$2,042

Reconciling items:
Supplemental contracts	$496	$—	$489	$—
Variable universal life	—	39	—	39
Variable deferred annuity	7	—	8	—
Embedded derivative and other	519	50	408	50
Total PAB balance, end of period	$84,687	$2,247	$78,358	$2,131

Weighted-average crediting rate	3.40%	5.17%	2.88%	4.78%
Net amount at risk (a)	$12,907	$38,673	$12,466	$38,365
Cash surrender value	$76,292	$1,919	$71,450	$1,796
(a)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
(b)Amount for the six months ended June 30, 2024 excludes $177 million of liabilities relating to supplemental contracts at acquisition date.

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums follow.

	June 30, 2025
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 - 50 Basis Points Above	51 - 150 Basis Points Above	> 150 Basis Points Above	Other (1)	Total
		(Dollars in millions)
Annuities	0% - 1%	$3,715	$2,668	$4,170	$4,868	$—	$15,421
	1% - 2%	1,569	307	1,008	1,596	—	4,480
	2% - 3%	1,931	373	217	11,323	—	13,844
	Greater than 3%	270	5	6	11	—	292
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	49,628	49,628
	Total	$7,485	$3,353	$5,401	$17,798	$49,628	$83,665

Life Insurance	0% - 1%	$—	$—	$—	$—	$—	$—
	1% - 2%	38	2	66	791	—	897
	2% to 3%	423	—	221	—	—	644
	Greater than 3%	617	—	—	—	—	617
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	—	—
	Total	$1,078	$2	$287	$791	$—	$2,158

	June 30, 2024
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 - 50 Basis Points Above	51 - 150 Basis Points Above	> 150 Basis Points Above	Other (1)	Total
		(Dollars in millions)
Annuities	0% - 1%	$4,296	$2,670	$3,931	$4,679	$—	$15,576
	1% - 2%	1,446	393	1,740	1,844	—	5,423
	2% - 3%	1,942	429	111	6,637	—	9,119
	Greater than 3%	306	7	1	5	—	319
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	47,016	47,016
	Total	$7,990	$3,499	$5,783	$13,165	$47,016	$77,453

Life Insurance	0% - 1%	$—	$—	$—	$—	$—	$—
	1% - 2%	34	2	54	667	—	757
	2% to 3%	421	—	222	—	—	643
	Greater than 3%	642	—	—	—	—	642
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	—	—
	Total	$1,097	$2	$276	$667	$—	$2,042
(1)Other includes products with either a fixed rate or no guaranteed minimum crediting rate or allocated to index strategies.

19. Market Risk Benefits
The net balance of market risk benefit (MRB) assets and liabilities of, and changes in guaranteed minimum withdrawal benefits associated with, annuity contracts is as follows:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$2,799	$—
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	2,549	1
Acquisition from business combination (a)	—	2,376
Issuances	(6)	3
Interest accrual	70	21
Attributed fees collected	121	39
Effect of changes in interest rates	49	138
Effect of changes in equity markets	98	(15)
Effect of changes in equity index volatility	(43)	(2)
Effect of changes in future expected policyholder behavior	68	(8)
Effect of changes in other future expected assumptions	7	27
Balance, end of period, before effect of changes in the instrument-specific credit	2,913	2,580
Effect of changes in the ending instrument-specific credit risk	279	(8)
Balance, end of period	3,192	2,572
Less: Reinsured MRB, end of period	(576)	(618)
Balance, end of period, net of reinsurance	$2,616	$1,954

Net amount at risk (b)	$12,460	$12,051
Weighted average attained age of contract holders (years)	71 years	71 years
(a)Excludes the measurement period adjustment to market risk benefits liability recorded in the third quarter of 2024. See Note 16 - Acquisitions for the details.
(b)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
The reconciliation of market risk benefits by amounts in an asset position and in a liability position to the “Market risk benefits” amount in the Consolidated Statements of Financial Position follows.

	June 30, 2025
	Asset	Liability	Net Liability
	(Dollars in millions)
Market risk benefits	$1,035	$4,227	$3,192

	December 31, 2024
	Asset	Liability	Net Liability
	(Dollars in millions)
Market risk benefits	$856	$3,655	$2,799

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
Information regarding the liability for unpaid claims is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Policy and contract claims, beginning	$1,908	$1,854	$1,867	$1,870
Less: Unpaid claims balance, beginning – long-duration	233	203	241	213
Gross unpaid claims balance, beginning – short-duration	1,675	1,651	1,626	1,657
Less: Reinsurance recoverables, beginning	337	306	288	302
Net unpaid claims balance, beginning – short-duration	1,338	1,345	1,338	1,355
Acquisition from business combination, net of reinsurance	—	1	—	1
Add: incurred related to:
Current accident year	304	407	595	750
Prior accident years	20	(14)	17	(32)
Total incurred claims	324	393	612	718
Less: paid claims related to:
Current accident year	163	201	241	309
Prior accident years	145	142	355	369
Total paid claims	308	343	596	678
Net unpaid claims balance, ending – short-duration	1,354	1,396	1,354	1,396
Add: Reinsurance recoverables, ending	303	271	303	271
Gross unpaid claims balance, ending – short-duration	1,657	1,667	1,657	1,667
Add: Unpaid claims balance, ending – long duration	253	213	253	213
Policy and contract claims, ending	$1,910	$1,880	$1,910	$1,880
The estimates for ultimate incurred claims attributable to insured events of prior years increased by $20 million and increased by $17 million for the three and six months ended June 30, 2025, respectively, and decreased by $14 million and $32 million for the three and six months ended June 30, 2024, respectively. The unfavorable development in 2025 was a reflection of higher than anticipated losses arising from personal auto, personal other, and specialty market product lines. The favorable development in 2024 was a reflection of lower than anticipated losses arising from commercial other, business owners and commercial auto lines of business.
For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims as of June 30, 2025 and December 31, 2024 were $8 million and $7 million, respectively.
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

On May 7, 2024, the Company entered into a new $1.9 billion term loan agreement (the “Term Loan Credit Facility”). The term loan will mature on May 25, 2027. Interest on the amount borrowed under the term loan is tied to SOFR plus a margin and is reset and paid quarterly. On October 2, 2024, the Company repaid $600 million under this agreement using proceeds of the 2029 Senior Notes issued on October 2, 2024. On June 27, 2025, the Company repaid $700 million under this agreement using proceeds of the 2035 Senior Notes issued on June 27, 2025. As of June 30, 2025, $598 million was borrowed under the agreement.
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
On June 27, 2025, the Company issued $700 million aggregate principal amount of 6.000% Senior Notes due 2035 (the “2035 Senior Notes”). The 2035 Senior Notes bear interest at the rate of 6.000% per year, payable semi-annually on January 15 and July 15, beginning on January 15, 2026. The 2035 Senior Notes will mature on July 15, 2035; however the Company may, at its option, redeem some or all of the 2035 Senior Notes, at any time or from time to time prior to their maturity at the applicable redemption price, plus any accrued and unpaid interest thereon to, but excluding, the redemption date for the 2035 Senior Notes. We used the net proceeds from this offering to repay a portion of the outstanding indebtedness under our Term Loan Credit Facility.
The agreements above require the Company and its subsidiaries to maintain minimum net worth covenants. As of June 30, 2025 and December 31, 2024, the Company was in compliance with its financial covenants.
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
Following is a summary of subordinated debt obligations to the trusts:

	June 30, 2025	December 31, 2024	Interest Rate	Due Date
	(Dollars in millions)
American Equity Capital Trust II	$84	$84	5%	June 1, 2047
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
The following is the maturity by year on long term borrowings:

	Payments Due by Year
	Total	Unamortized Discount and Issuance Costs	Less Than 1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More Than 5 Years
	(Dollars in millions)
As of June 30, 2025:
Long term borrowings	$2,953	$(47)	$—	$1,100	$—	$—	$600	$1,300

As of December 31, 2024:
Long term borrowings	$2,957	$(43)	$—	$—	$1,800	$—	$600	$600

22. Income Taxes
For the three and six months ended June 30, 2025, the effective tax rates on pre-tax income were 19.8% and 25.8%, respectively. For the three month period, the effective tax rate is not materially different from the statutory rate of 21%. For the six months ended June 30, 2025, the effective tax rate is higher than the statutory rate of 21% due to pre-tax losses incurred during the period, which generated a tax benefit, and normal tax benefits that further increased our tax benefit.
For the three and six months ended June 30, 2024, the effective tax rates on pre-tax income were 688.1% and (257.4)%, respectively. For both periods, the Company’s effective tax rate was different from the statutory rate of 21% as a result of a deferred tax benefit related to the Bermuda corporate income tax.
Pillar Two and Bermuda Corporate Income Tax Regime
In December 2023, the Government of Bermuda enacted a corporate income tax (“CIT”) regime, designed to align with the Organization for Economic Cooperation and Development's ("OECD's") global minimum tax rules. The Corporate Income Tax Act 2023 came into operation in its entirety on January 1, 2025. The regime applies a 15% CIT to Bermuda businesses that are part of MNE groups with annual revenue of €750 million or more, including us. As of June 30, 2025, we had a deferred tax asset of $336 million relating to this regime.
The Company continues to evaluate the impact of the global minimum tax requirements by monitoring the legislative changes and future developments in relation to Pillar Two across jurisdictions in which the Company operates and assessing their impact on our operations and financial statements.
Other Tax Matters
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes provisions that allow for the immediate expensing of domestic research and development expenses, immediate expensing of certain capital expenditures and other changes to the U.S. taxation of profits derived from foreign operations. The Company continues to evaluate the impact the new legislation will have on our estimated annual effective tax rate and cash tax position.
23. Stockholders' Equity
As a result of and following the Merger and the Reincorporation, the Company had 10,000 shares of common stock with a par value of $0.01 per share authorized and outstanding, all of which are held by Brookfield Wealth Solutions Ltd. and its affiliates. See Note 1 - Organization and Description of the Company for additional information.
As part of the acquisition of American Equity, the Company assumed the issuance of 16,000 shares of 5.95% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series A ("Series A") with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $389 million. On February 24, 2025, the Company redeemed all of the 16,000 outstanding shares of Series A and the corresponding 16,000,000 depositary shares, each representing a 1/1,000th interest in one share of Series A with a total redemption payment of $408 million. As part of the redemption, the Company recognized a loss of $11 million and paid dividends totaling $8 million. For the three months ended June 30, 2024, we paid dividends totaling $6 million for Series A preferred stock.
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
Dividends on the Series D preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the 15th day of January, April, July and October of each year, commencing on April 15, 2025. The Series D preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions. During the first quarter of 2025, we paid dividends totaling $6 million and during the second quarter of 2025, we accrued for dividends totaling $6 million for the Series D preferred stock, respectively.
Dividends on the Series B preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the first day of March, June, September and December of each year, commencing on December 1, 2020 for Series B. For the three and six months ended June 30, 2025, we paid dividends totaling $5 million and $10 million for Series B preferred stock, respectively. For the three months ended June 30, 2024, we paid dividends totaling $5 million for Series B preferred stock. The Series B preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions.

24. Accumulated Other Comprehensive Income
The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below:

	Change in Net Unrealized Investment Gains (Losses)	Change in Discount Rate for Future Policy Benefits	Change in Instrument- Specific Credit Risk for Market Risk Benefits	Defined Benefit Pension Plan Adjustment	Foreign Currency Translation / Other	Total
	(Dollars in millions)
Balance as of December 31, 2024	$177	$279	$(196)	$103	$(23)	$340
Other comprehensive income (loss) before reclassifications	355	(35)	68	(4)	42	426
Amounts reclassified to (from) AOCI	(7)	—	—	—	—	(7)
Deferred income tax benefit (expense)	(75)	12	(19)	1	(8)	(89)
Balance at March 31, 2025	450	256	(147)	100	11	670
Other comprehensive income (loss) before reclassifications	82	(57)	(104)	(3)	109	27
Amounts reclassified to (from) AOCI	(34)	—	—	—	—	(34)
Deferred income tax benefit (expense)	(6)	4	26	1	(24)	1
Balance at June 30, 2025	$492	$203	$(225)	$98	$96	$664

Balance as of December 31, 2023	$(299)	$105	$1	$85	$(1)	$(109)
Other comprehensive income (loss) before reclassifications	(56)	128	(11)	5	(3)	63
Amounts reclassified to (from) AOCI	—	—	—	—	—	—
Deferred income tax benefit (expense) and other	12	(26)	2	(1)	—	(13)
Balance at March 31, 2024	(343)	207	(8)	89	(4)	(59)
Other comprehensive income (loss) before reclassifications	489	101	18	19	10	637
Amounts reclassified to (from) AOCI	4	—	—	—	—	4
Deferred income tax benefit (expense)	(106)	(21)	(4)	(4)	(2)	(137)
Balance at June 30, 2024	$44	$287	$6	$104	$4	$445
25. Related Party Transactions
The Company has entered into recurring transactions and agreements with certain related parties. The impact on the Consolidated Financial Statements of significant related party transactions is discussed below.
Investment Management
For the three and six months ended June 30, 2025 the Company’s insurance subsidiaries paid investment management fees pursuant to investment management agreements with an affiliate of BAM of $52 million and $99 million, respectively. For the three and six months ended June 30, 2024 the Company paid investment management fees of $32 million and $45 million, respectively.
Reinsurance Agreements
AEILIC had a coinsurance agreement with North End Re (Cayman) SPC, a wholly-owned subsidiary of Brookfield Wealth Solutions, to reinsure a portion of fixed indexed annuity product liabilities, 70% on a modified coinsurance (“Modco”) basis and 30% on a coinsurance basis. AEILIC and North End Re entered into a recapture agreement which terminated this coinsurance agreement, effective December 1, 2024. Below is a table showing a summary of the impact of the reinsurance agreement prior to recapture:

June 30, 2024
(Dollars in millions)
Total assets	$8,082
Total liabilities	5,564

Three Months Ended June 30, 2024
(Dollars in millions)
Net (loss)	$(78)

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
Other Related Party Transactions
For the six months ended June 30, 2025 and 2024, the Company and its subsidiaries, in aggregate, purchased related party investments of $2.1 billion and $1.2 billion, respectively. Investment transactions with related parties are accounted for in the same manner as those with unrelated parties in the financial statements.
As of June 30, 2025 and December 31, 2024, we held investments in related parties of $10.7 billion and $9.6 billion, respectively.
American National and its subsidiaries entered into deposit agreements with BAMR US Holdings LLC, an indirect wholly-owned subsidiary of Brookfield Wealth Solutions. The balances at June 30, 2025 and December 31, 2024 were $274 million and $464 million, respectively. These deposits are considered a cash and cash equivalent in the Company's Consolidated Statements of Financial Position as of June 30, 2025 and December 31, 2024.
As of June 30, 2025 and December 31, 2024, Freestone had a deposit of $260 million and $254 million, respectively, with the Brookfield Treasury Management Inc., a subsidiary of Brookfield Corporation. This amount is included in cash and cash equivalents in the Company's Consolidated Statements of Financial Position. For the three and six months ended June 30, 2025, the Company earned interest income of $3 million and $6 million, respectively, and $2 million for the three and six months ended June 30, 2024, respectively.

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
–Life Insurance - consists primarily of whole, term, universal, indexed and variable life insurance sold through career, multiple-line, and independent agents as well as direct marketing channels. American National ceased selling new life insurance policies through its multiple-line and independent agent distribution channels effective May 31, 2025. American National continues to sell certain life insurance products through its career agent distribution channel.
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
The tables below provide each segment’s results in the format that the CODM reviews its reporting segments to make decisions and assess performance.

	Three Months Ended June 30, 2025
	Annuities	P&C	Life Insurance	Total
	(Dollars in millions)
Net premiums and other policy related revenues	$445	$402	$103
Net investment income, including reinsurance funds withheld	1,238	38	56
Segment revenues (1)(2)	1,683	440	159	$2,282
Policyholder benefits, net	349	318	78
Interest sensitive contract benefits, excluding index credits	488	—	6
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	223	100	9
Other insurance and reinsurance expenses (3)	120	—	—
Operating expenses, excluding transactions costs	131	26	26
Segment DOE	$372	$(4)	$40	$408
Corporate and other DOE				(97)
Depreciation and amortization expenses				(38)
Deferred income tax recovery relating to basis and other changes				30
Transaction costs				(5)
Unrealized net investment gains (losses), including reinsurance funds withheld				(121)
Mark-to-market gains (losses) within insurance contracts and other net assets				(36)
Net income				$141

	Three Months Ended June 30, 2024
	Annuities	P&C	Life Insurance	Total
	(Dollars in millions)
Net premiums and other policy related revenues	$536	$461	$192
Net investment income, including reinsurance funds withheld	725	44	113
Segment revenues (1)(2)	1,261	505	305	$2,071
Policyholder benefits, net	467	391	121
Interest sensitive contract benefits, excluding index credits	279	—	26
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	114	69	16
Other insurance and reinsurance expenses (3)	23	—	—
Operating expenses, excluding transactions costs	60	69	67
Income tax expense, net	72	(4)	12
Segment DOE	$246	$(20)	$63	$289
Corporate and other DOE				(36)
Depreciation and amortization expenses				(17)
Deferred income tax recovery relating to basis and other changes				355
Transaction costs				(131)
Unrealized net investment gains (losses), including reinsurance funds withheld				361
Mark-to-market gains (losses) within insurance contracts and other net assets				(577)
Net income				$244

	Six Months Ended June 30, 2025
	Annuities	P&C	Life Insurance	Total
	(Dollars in millions)
Net premiums and other policy related revenues	$973	$840	$204
Net investment income, including reinsurance funds withheld	2,476	82	107
Segment revenues (1)(2)	3,449	922	311	$4,682
Policyholder benefits, net	810	606	163
Interest sensitive contract benefits, excluding index credits	960	—	13
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	445	189	16
Other insurance and reinsurance expenses (3)	213	—	—
Operating expenses, excluding transactions costs	242	67	47
Segment DOE	$779	$60	$72	$911
Corporate and other DOE				(208)
Depreciation and amortization expenses				(90)
Deferred income tax recovery (expense) relating to basis and other changes				172
Transaction costs				(37)
Mark-to-market gains (losses) on investments, including reinsurance funds withheld				(225)
Mark-to-market gains (losses) on insurance contracts and other net assets				(618)
Net income (loss)				$(95)

	Six Months Ended June 30, 2024
	Annuities	P&C	Life Insurance	Total
	(Dollars in millions)
Net premiums and other policy related revenues	$1,115	$938	$392
Net investment income, including reinsurance funds withheld	1,022	88	224
Segment revenues (1)(2)	2,137	1,026	616	$3,779
Policyholder benefits, net	1,078	711	308
Interest sensitive contract benefits, excluding index credits	405	—	26
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	119	215	26
Other insurance and reinsurance expenses (3)	27	—	—
Operating expenses, excluding transactions costs	85	75	124
Income tax expense (recovery), net	72	(4)	12
Segment DOE	$351	$29	$120	$500
Corporate and other DOE				(48)
Depreciation and amortization expenses				(23)
Deferred income tax recovery (expense) relating to basis and other changes				327
Transaction costs				(132)
Mark-to-market gains (losses) on investments, including reinsurance funds withheld				365
Mark-to-market gains (losses) on insurance contracts and other net assets				(632)
Net income (loss)				$357
(1)For the three and six months ended June 30, 2025 and 2024, there were no material intersegment revenues.
(2)Our consolidated revenues in the Consolidated Statements of Operations principally represent the sum of “Segment revenues” and “Mark-to-market gains (losses) on investments, including reinsurance funds withheld” in the tables above.
(3)“Other insurance and reinsurance expenses” primarily represent “Change in fair value of market risk benefits” excluding the effect of changes in market risks (e.g., interest rates, equity markets and equity index volatility). See Note 19 - Market Risk Benefits for the details of market risk benefits.
The Company’s Annuities segment offers annuity-based products to individuals and institutions. Total premium revenues recorded within Annuities segment for the three and six months ended June 30, 2025 and 2024 were primarily from PRT transactions with institutions in the United States and United Kingdom. Premiums received from retail annuities are generally recorded as deposits and are not included in net premiums.
Our P&C segment provides a broad range of P&C products through American National, which include coverage for property, casualty, specialty and other. Total earned premiums within this segment for the three and six months ended June 30, 2025 and 2024 were primarily from transactions with U.S.-based individuals and institutions.
The Company’s Life Insurance business is principally provided by American National. Total premium revenues recorded within this segment for the three and six months ended June 30, 2025 and 2024 were primarily from transactions with U.S. retail customers.
In addition to DOE, the CODM also monitors the assets, including investments accounted for using the equity method, liabilities and equity attributable to each segment.

	Annuities	P&C	Life Insurance	Total (1)
	(Dollars in millions)
As of June 30, 2025
Assets	$112,272	$4,497	$9,352	$126,121
Liabilities	102,812	2,683	7,222	112,717
Equity	9,460	1,814	2,130	13,404

As of December 31, 2024
Assets	$107,208	$4,742	$9,232	$121,182
Liabilities	98,851	2,544	6,396	107,791
Equity	8,357	2,198	2,836	13,391
(1)Table excludes amounts related to Corporate and other which is not a reportable segment for ANGI.

A subsidiary of American National held $1.4 billion and $1.3 billion of assets pledged under a coinsurance reinsurance agreement with a customer domiciled in the United Kingdom as of June 30, 2025 and December 31, 2024, respectively. There were no other material assets held in jurisdictions outside of the United States as of June 30, 2025 and December 31, 2024. There was no material revenue generated in jurisdictions outside of the United States for the three and six months ended June 30, 2025 and 2024.
27. Financial Commitments and Contingencies
Commitments
As of June 30, 2025, the Company and its subsidiaries, in aggregate, had outstanding unfunded commitments to purchase, expand or improve real estate and to fund mortgage loans, private loans and investment funds of $3.1 billion.
In addition, the subsidiaries of the Company had outstanding letters of credit in the amount of $6 million as of June 30, 2025.
The Company’s subsidiaries lease office space, technological equipment and automobiles. The remaining long-term lease commitments as of June 30, 2025 were approximately $24 million and are included in the Company’s Consolidated Statements of Financial Position within “Other liabilities”. As of June 30, 2025, a Company subsidiary had approximately $87 million of future payments, inclusive of office space construction costs, under a long-term operating lease agreement with a third party which commenced in the second quarter of 2025. The lease will commence in 2025 with a minimum lease term of 11 years.
Federal Home Loan Bank (“FHLB”) Agreements
Certain of the Company’s subsidiaries have access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of June 30, 2025, certain municipal bonds and collateralized mortgage obligations with a fair value of approximately $800 million and commercial mortgage loans of approximately $956 million were on deposit with the FHLB as collateral for borrowing. As of June 30, 2025, the collateral provided borrowing capacity of approximately $1.4 billion. The deposited securities and commercial mortgage loans are included in the Consolidated Statements of Financial Position within “Available-for-sale fixed maturity securities” and “Mortgage loans on real estate”, respectively.
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
28. Subsequent Events
The Company evaluated all events and transactions through August 13, 2025, the date the accompanying consolidated financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited condensed consolidated financial position at June 30, 2025 compared with December 31, 2024, and our unaudited condensed consolidated results of operations for the three and six months ended June 30, 2025 and 2024, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited condensed consolidated financial statements, notes thereto and selected condensed consolidated financial data appearing elsewhere in this Form 10-Q as well as the December 31, 2024 audited consolidated financial statements included in the Form 10-K, filed with the SEC on March 31, 2025. Interim operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the entire year. Preparation of financial statements requires use of management estimates and assumptions.
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
Through our insurance subsidiaries, our Company is primarily focused on providing insurance solutions to individuals and institutions through a broad range of annuity and retirement products and services. Our business is presently conducted through our subsidiaries under three operating segments: Annuities, Property and Casualty (“P&C”) and Life Insurance.

Key Financial Data
The following table presents key financial data of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Total assets	$126,345	$118,618	$126,345	$118,618
Net income (loss) attributable to American National Group Inc. common stockholder	141	244	(95)	357
Segment distributable operating earnings (1)	408	289	911	500
(1)Distributable Operating Earnings is a Non-GAAP measure. See “Reconciliation of Non-GAAP Measures”.
Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024
The results of operations discussed below comprise results for American National for the periods prior to the Post-Effective Merger and the combined results of American National and AEL for periods subsequent to the Post-Effective Merger.
Net Premiums
The breakdown of premiums by product, net of ceded premiums is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Annuities
Retail (1)
Fixed Index	$—	$1	$—	$1
Fixed Rate	—	—	2	—
Total Retail Annuities	—	1	2	1
Institutional
Pension Risk Transfer (2)	259	405	635	943
Total Institutional Annuities	259	405	635	943

Total Annuities	259	406	637	944

Life	94	144	174	277

Property Casualty
Property	51	92	122	183
Liability	348	363	708	745
Total Property and Casualty	399	455	830	928

Total net premiums	$752	$1,005	$1,641	$2,149
(1)Premiums received from retail annuities are generally recorded as deposits and are not included in net premiums on the Consolidated Statements of Operations.
(2)Premiums differ from gross annuity sales in Pension Risk Transfer (PRT), since premiums are recognized as revenue when due while they are included in sales upon deal close, which is confirmed by the counterparty.
Comparison of Three Months Ended June 30, 2025 vs. 2024
For the three months ended June 30, 2025, we reported total net premiums of $752 million, compared to net premiums of $1.0 billion for the same period in 2024. The decrease of $253 million is primarily due to the phased withdrawal from non-core business in our P&C segment, reinsurance agreements executed on our Life Insurance segment, and variability in our PRT business.

Comparison of Six Months Ended June 30, 2025 vs. 2024
For the six months ended June 30, 2025, we reported total net premiums of $1.6 billion, compared to net premiums of $2.1 billion for the same period in 2024. The decrease of $508 million is a result of the aforementioned phased withdrawal from non-core business in our P&C segment, reinsurance agreements executed on our Life Insurance segment, and seasonality in our PRT business.
Gross annuity sales are comprised of directly written retail and institutional annuity deposits, which generally are not included in revenues on the Consolidated Statements of Operations.
The breakdown of gross annuity sales is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Retail:
Fixed Index	$2,513	$1,554	$4,348	$1,650
Fixed Rate	1,029	1,509	2,072	2,217
Variable (1)	80	14	126	30
Total Retail Annuities	3,622	3,077	6,546	3,897

Institutional:
Pension Risk Transfer (2)	262	272	644	944
Funding Agreements	400	—	900	—
Total Institutional Annuities	662	272	1,544	944

Total gross annuity sales	$4,284	$3,349	$8,090	$4,841
(1)Variable sales represent additional premiums on previously issued policies.
(2)Gross annuity sales differ from premiums in Pension Risk Transfer, since premiums are recognized as revenue when due while they are included in sales upon deal close, which is confirmed by the counterparty.
Comparison of Three Months Ended June 30, 2025 vs. 2024
For the three months ended June 30, 2025, we reported total gross annuity sales of $4.3 billion, compared to gross annuity sales of $3.3 billion for the same period in 2024. The increase of $935 million is primarily due to increased sales activity in our fixed index retail annuity products primarily attributable to the acquisition of American Equity during the second quarter of 2024 as well as issuances of funding agreement backed notes (“FABN”).
Comparison of Six Months Ended June 30, 2025 vs. 2024
For the six months ended June 30, 2025, we reported total gross annuity sales of $8.1 billion, compared to gross annuity sales of $4.8 billion in the prior year period. The increase of $3.2 billion is primarily due to our FABN issuances during the period coupled with increased sales in our fixed index annuity product contributed from AEL.

The following table summarizes the financial results of our business for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net premiums	$752	$1,005	$1,641	$2,149
Other policy revenue	172	184	321	296
Net investment income	1,160	932	2,435	1,372
Investment related gains (losses)	73	2	69	(32)
Other income (loss)	29	(8)	59	—
Total revenues	2,186	2,115	4,525	3,785

Policyholder benefits and claims incurred	828	1,030	1,716	2,116
Interest sensitive contract benefits	485	390	997	545
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	332	199	650	360
Change in fair value of insurance-related derivatives and embedded derivatives	131	21	330	2
Change in fair value of market risk benefits	(47)	139	314	158
Operating expenses	216	335	491	438
Interest expense	49	43	93	65
Total benefits and expenses	1,994	2,157	4,591	3,684
Net income (loss) before income taxes	192	(42)	(66)	101
Income tax expense (benefit)	38	(289)	(17)	(260)
Net income (loss)	154	247	(49)	361
Less: Net income (loss) attributable to noncontrolling interests	2	(8)	5	(7)
Net income (loss) attributable to American National Group Inc. stockholders	152	255	(54)	368
Less: Preferred stock dividends and redemption	11	11	41	11
Net income (loss) attributable to American National Group Inc. common stockholder	$141	$244	$(95)	$357
Comparison of Three Months Ended June 30, 2025 vs. 2024
The results of operations discussed below comprise results for American National for the periods prior to the Post-Effective Merger and the combined results of American National and AEL for periods subsequent to the Post-Effective Merger.
For the three months ended June 30, 2025, we reported net income of $152 million, compared to net income of $255 million for the same period in 2024. The decrease of $103 million was primarily due to tax expense in 2025 compared to a benefit in 2024 driven by a deferred tax benefit recognized in 2024 related to Bermuda corporate income tax. Additionally, the decrease was driven by an increase in the change in fair value of insurance-related derivatives and embedded derivatives as a result of equity market and interest rate movements, an increase in interest sensitive contract benefits and an increase in amortization of DAC, DSI, and VOBA which are a result of continued growth of the annuity business. Those impacts were partially offset by an increase in net investment income, a decrease in the change in fair value of market risk benefits and a decrease in operating expenses.
Net premiums and other policy revenue were $924 million for the three months ended June 30, 2025, compared to $1.2 billion for the same period in 2024. The decrease of $265 million was primarily attributable to lower PRT sales in the quarter as compared to the prior year, reinsurance agreements executed on our Life Insurance segment, and the phased withdrawal from non-core businesses in our P&C segment.
Net investment income increased by $228 million for the three months ended June 30, 2025, compared to the same period in 2024. Net investment income comprise interest and dividends received on financial instruments, equity investments and other miscellaneous fee income. The increase in 2025 was driven by the increase in assets under management due to the acquisition of AEL as well as the continued rotation into higher yielding investment strategies.
We recorded $73 million of investment related gains for the three months ended June 30, 2025, an increase of $71 million compared to the same period in 2024. The increase was primarily driven by unrealized fair value gains on our equity securities portfolio.
Policyholder benefits and claims incurred were $828 million for the three months ended June 30, 2025, compared to $1.0 billion for the same period in 2024. The decrease of $202 million was primarily due to a decrease in PRT sales which resulted in lower reserve changes coupled with a decrease in claims incurred due to the impact of business ceded to RGA subsequent to the effectuation of the life insurance reinsurance transaction.

Interest sensitive contract benefits represent interest credited to policyholders’ account balances from our investment contracts with customers. During the three months ended June 30, 2025, interest sensitive contract benefits increased by $95 million compared to the same period in 2024, driven mainly by new business issued within our annuities segment.
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired increased by $133 million compared to the same period in 2024, primarily due to the continued growth of the annuity business which increases the deferred acquisition cost and deferred sales inducements assets.
Change in fair value of insurance-related derivatives and embedded derivatives increased by $110 million for the three months ended June 30, 2025 compared to the same period of 2024. The increase was primarily due to the impact of interest rates and equity market performance on the fair value of the embedded derivatives and equity-indexed options.
Change in fair value of market risk benefits represents the mark-to-market movements of our liability based on protection to the policyholder from capital market risk. The decrease in the fair value of market risk benefits of $186 million for the three months ended June 30, 2025 compared to the same period of 2024 was primarily due to the impact of interest rates and equity markets on the valuation of these liabilities.
Operating expenses were $216 million for the three months ended June 30, 2025, compared to $335 million for the same period in 2024, a decrease of $119 million. The decrease was primarily driven by non-recurring costs associated with the acquisition of AEL included in the prior year quarter as well as ongoing cost optimization efforts.
The increase of $6 million of interest expense on borrowings compared to the same period in 2024 was mainly due to increased borrowings with the new term loan entered into in May 2024.
Comparison of Six Months Ended June 30, 2025 vs. 2024
The results of operations discussed below comprise results for American National for the periods prior to the Post-Effective Merger and the combined results of American National and AEL for periods subsequent to the Post-Effective Merger.
For the six months ended June 30, 2025, we reported net loss of $(54) million, compared to a net income of $368 million for the same period in 2024. The decrease is primarily due to a lower tax benefit in 2025 compared to 2024 driven by a deferred tax benefit recognized in 2024 related to Bermuda corporate income tax. Additionally, the decrease was driven by an increase in the change in fair value of insurance-related derivatives and embedded derivatives and increase in the change in fair value of market risk benefits as a result of equity market and interest rate movements, an increase in interest sensitive contract benefits, an increase in amortization of DAC, DSI, and VOBA, and an increase in operating expense all of which are a result of continued growth of the annuity business and inclusion of American Equity following the acquisition. Those impacts were partially offset by an increase in net investment income and an increase in other policy revenue due to the inclusion of American Equity following the acquisition.
Net premiums and other policy revenue of $2.0 billion decreased by $483 million for the six months ended June 30, 2025, compared to the same period in 2024 primarily due to lower PRT sales as compared to the prior year period coupled with the phased withdrawal from non-core businesses in our P&C segment.
Net investment income increased by $1.1 billion for the six months ended June 30, 2025, compared to the same period in 2024. The increase was primarily driven by the increase in assets under management following the acquisition of American Equity as well as the continued rotation into higher yielding investment strategies.
The Company incurred investment related gains of $69 million for the six months ended June 30, 2025, compared to losses of $32 million for the same period in 2024. The increase in investment gains of $101 million was primarily due to unrealized fair value gains on our equity securities.
Policyholder benefits and claims incurred decreased by $400 million for the six months ended June 30, 2025, compared to the same period in 2024. The decrease is primarily due to a reduction in PRT sales which resulted in lower reserve changes coupled with a decrease in claims incurred due to the impact of business ceded to RGA subsequent to the effectuation of the reinsurance transaction.
For the six months ended June 30, 2025, interest sensitive contract benefits increased compared to the same period in 2024 by $452 million which was primarily driven by an increase in the in-force block of annuity business following the acquisition of American Equity.
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired increased by $290 million compared to the same period in 2024, primarily due to an increase in the amortization of VOBA due to the increase in the VOBA asset following the acquisition of American Equity as well as the continued growth of the annuity business which increases the deferred acquisition cost and deferred sales inducements assets.
Change in fair value of insurance-related derivatives and embedded derivatives increased by $328 million for the six months ended June 30, 2025 compared to the same period of 2024. The increase was primarily due to the impact of interest rates and equity market performance on the fair value of the embedded derivatives and equity-indexed options.

The increase in the change in fair value of market risk benefit of $156 million for the six months ended June 30, 2025 compared to the same period of 2024 was primarily due to the impact of interest rates and equity markets on the valuation of these liabilities. Additionally, the market risk benefit liabilities increased as a result of the acquisition of American Equity leading to increases in the change in the fair value of these liabilities.
Operating expenses increased by $53 million for the six months ended June 30, 2025 compared to the same period in 2024, primarily driven by the contribution of expenses from American Equity subsequent to the acquisition as well as additional costs incurred to support the continued growth of our business.
Interest expense on borrowings increased by $28 million for the six months ended June 30, 2025 compared to the same period in 2024 primarily as a result of increased borrowings with the new term loan entered into in May 2024 as well as the acquisition of American Equity which included legacy senior notes and subordinated debt.
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
The following table presents DOE of each of our reporting segments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Annuities	$372	$246	$779	$351
Life Insurance	40	63	72	120
Property and Casualty	(4)	(20)	60	29
Segment DOE	$408	$289	$911	$500
Comparison of Three Months Ended June 30, 2025 vs. 2024
Annuities – DOE within our annuities business represents contribution from both our retail and institutional platforms. DOE increased by $126 million for the three months ended June 30, 2025 compared to the same period in 2024. The increase is primarily attributable to a full period of earnings contributed from AEL as well as increased investment income from our continued deployment into higher yielding investment strategies.
Life Insurance – DOE decreased by $23 million for the three months ended June 30, 2025 compared to the same period in 2024. The decrease is primarily driven by the impact of the RGA reinsurance treaty executed during the third quarter of 2024.
Property and Casualty – DOE increased by $16 million for the three months ended June 30, 2025 compared to the same period in 2024. The increase was driven by improvements in our loss experience arising from underwriting actions implemented over the past twelve months.
Comparison of Six Months Ended June 30, 2025 vs. 2024
Annuities – DOE increased by $428 million for the six months ended June 30, 2025 compared to the same period in 2024. The increase is primarily attributable to a full period of earnings contributed from AEL, coupled with new business wins and higher spread earnings.
Life Insurance – DOE decreased by $48 million for the six months ended June 30, 2025 compared to the same period in 2024. The decrease was driven by the impact of the aforementioned RGA reinsurance treaty executed during the third quarter of 2024.
Property and Casualty – DOE increased by $31 million for the six months ended June 30, 2025 compared to the same period in 2024. The increase was driven by improvements in loss experience arising from underwriting actions implemented since the prior year period.

Financial Condition
Comparison as of June 30, 2025 and December 31, 2024
The following table summarizes the financial position as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Assets
Investments	$84,848	$80,755
Cash and cash equivalents	12,104	11,330
Accrued investment income	735	761
Deferred policy acquisition costs, deferred sales inducements and value of business acquired	11,051	10,631
Premiums due and other receivables	463	437
Ceded unearned premiums	173	132
Deferred tax asset	471	529
Reinsurance recoverables and deposit assets	9,835	10,055
Property and equipment	167	175
Intangible assets	1,557	1,545
Other assets	2,836	2,745
Goodwill	783	783
Separate account assets	1,322	1,343
Total assets	$126,345	$121,221

Liabilities
Future policy benefits	$10,029	$9,170
Policyholders’ account balances	86,934	83,079
Policy and contract claims	1,910	1,867
Market risk benefits	4,227	3,655
Unearned premium reserve	869	1,044
Due to related parties	72	80
Other policyholder funds	397	347
Notes payable	200	189
Long term borrowings	2,953	2,957
Funds withheld for reinsurance liabilities	3,171	3,321
Other liabilities	4,044	4,141
Separate account liabilities	1,322	1,343
Total liabilities	116,128	111,193

Equity
Preferred stock, Series A	—	389
Preferred stock, Series B	296	296
Preferred stock, Series D	292	—
Additional paid-in capital	7,547	7,569
Accumulated other comprehensive income, net of taxes	664	340
Retained earnings	1,283	1,356
Non-controlling interests	135	78
Total equity	10,217	10,028
Total liabilities and equity	$126,345	$121,221
June 30, 2025 vs. December 31, 2024
Total assets increased by $5.1 billion during the period to $126.3 billion. The increase is primarily driven by net annuity inflows, investment purchases and favorable fair value movements on our equity securities portfolio.
Total investments increased by $4.1 billion from December 31, 2024 to June 30, 2025. The increase is primarily driven by the redeployment of cash and cash equivalents into fixed maturity investments, investment purchases and favorable unrealized fair value movements on our equity securities portfolio.

Cash and cash equivalents increased by $774 million from December 31, 2024 to June 30, 2025. The increase is primarily driven by annuity sales during the period not yet deployed into our investments. We continue to maintain a strong liquidity position across our segments. For further information, refer to “Liquidity and Capital Resources” section within this MD&A.
Deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”) and value of business acquired (“VOBA”) are capitalized costs directly related to writing new policyholder contracts and include the VOBA intangible assets. During the year, the balance increased by $420 million primarily driven by deferrals associated with writing new business during the period.
Ceded unearned premiums represent a portion of unearned premiums ceded to reinsurers. The increase of $41 million from December 31, 2024 to June 30, 2025 is primarily driven by the recognition of earned premiums subject to reinsurance.
Deferred tax assets decreased by $58 million from December 31, 2024 to June 30, 2025. The decrease is primarily due to the utilization of the deferred tax asset related to Bermuda and changes in unrealized gains or losses in our investments offset by an increase in our net operating loss carryforwards.
Reinsurance recoverables and deposit assets are estimated amounts due to the Company from reinsurers and include reinsurance receivables and recoverables from reinsurers and deposit assets associated with reinsurance agreements. The amount decreased by $220 million primarily driven by a reduction in the associated insurance liabilities.
Intangible assets increased by $12 million during the year, primarily due to capitalization of costs associated with software and other intangible assets.
Other assets increased by $91 million during the year to $2.8 billion. The balance includes current tax asset, market risk benefit asset, prepaid pension assets, as well as other miscellaneous receivables, and is primarily attributable to an increase in the current tax asset.
Separate account assets and liabilities both decreased by $21 million during 2025, primarily due to policyholder benefits and withdrawals during the quarter.
Future policy benefits and policyholders’ account balances increased by $4.7 billion during 2025 primarily driven by annuity sales during the period as well as the impact of changes in interest rates and equity markets on the valuation of the embedded derivatives during the period.
Market risk benefits increased by $572 million during 2025 primarily due to the impact of changes in interest rates and equity markets on the valuation market risk benefits.
Funds withheld for reinsurance liabilities decreased by $150 million during 2025 as a result of decrements on the existing ceded liabilities and the corresponding funds withheld payable as flow business is not being ceded to external reinsurers.
Other liabilities decreased by $97 million during 2025. The balance includes the reinsured market risk benefits liability, accrued interest on debt and other miscellaneous payables. The decrease during 2025 is primarily driven by a decrease in miscellaneous payables.
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

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Cash and cash equivalents	$12,104	$11,330
Liquid financial assets	36,398	32,947
Undrawn credit facilities	1,351	881
Total liquidity (1)	$49,853	$45,158
(1)Total Liquidity is a Non-GAAP measure. See “Performance Measures used by Management.”
Today, we have significant liquidity within our insurance portfolios, giving us flexibility to secure attractive investment opportunities. In addition to a portfolio of highly liquid financial assets, our operating companies have additional access to liquidity from sources such as the Federal Home Loan Bank (“FHLB”) and access to a sub-allocation under the Brookfield Wealth Solutions revolving credit facility. As of June 30, 2025, the Company had no drawings and a total of $1.4 billion undrawn commitment available related to this program, and access to $300 million of capacity under the revolving credit facility.

Liquidity within our insurance subsidiaries may be restricted from time to time due to regulatory constraints. As of June 30, 2025, the Company’s total liquidity was $49.9 billion, which included $306 million of unrestricted cash and cash equivalents held outside of the regulated insurance companies.
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table presents a summary of our cash flows and ending cash balances for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Operating activities	$1,206	$1,377
Investing activities	(3,138)	7,675
Financing activities	2,706	1,651
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	11,330	3,192
Net change during the period	774	10,703
Cash and cash equivalents, end of period	$12,104	$13,895
Operating Activities
For the six months ended June 30, 2025, we generated $1.2 billion of cash from operating activities compared to $1.4 billion during 2024, primarily due to the net loss recognized for the six months ended June 30, 2025 compared to net income for the six months ended June 30, 2024 as detailed above.
Investing Activities
For the six months ended June 30, 2025, cash outflows arose as we deployed cash and cash equivalents held as of December 31, 2024 to short-term investments, investment funds, and available-for-sale fixed maturity securities and continued to rotate our investment portfolio into higher yielding investment strategies. This resulted in net deployment of $3.1 billion of cash from investing activities, compared to net inflow of $7.7 billion in the prior year.
Financing Activities
For the six months ended June 30, 2025, we recorded a net cash inflow of $2.7 billion from our financing activities, compared to $1.7 billion recorded in 2024. The proceeds in the current year period were mainly as a result of $2.7 billion net payments received on policyholders’ account deposits partially offset by withdrawals on such accounts.
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
Future Capital Obligations and Requirements
As of June 30, 2025, the Company and its subsidiaries, in aggregate, had total unfunded investment commitments of $3.1 billion. The unfunded commitments are primarily recognized as mortgage loans, private loans, investment funds, investment real estate and other invested assets. For additional information, see Note 27 - Financial Commitments and Contingencies of the financial statements.

The following is the maturity by year on long term borrowings:

	Payments Due by Year
	Total	Unamortized Discount and Issuance Costs	Less Than 1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More Than 5 Years
	(Dollars in millions)
As of June 30, 2025
Long term borrowings	$2,953	$(47)	$—	$1,100	$—	$—	$600	$1,300

As of December 31, 2024
Long term borrowings	$2,957	$(43)	$—	$—	$1,800	$—	$600	$600
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
The Company has determined that it is in compliance with all capital requirements as of June 30, 2025 and December 31, 2024.
Performance Measures Used by Management
To measure performance, we focus on net income and total assets, as well as certain Non-GAAP measures, including DOE and Total Liquidity, which we believe are useful to investors to provide additional insights into assets within the business available for redeployment. Refer to the “Results of Operations”, “Financial Condition,” and “Liquidity and Capital Resources” sections of this MD&A for further discussion on our performance and Non-GAAP measures for the three and six months ended June 30, 2025 and 2024.
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
The following table contains further details regarding our use of our Non-GAAP measures, as well as a reconciliation of GAAP consolidated net income to DOE:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net income (loss) attributable to American National Group Inc. common stockholder	$141	$244	$(95)	$357
Mark-to-market losses (gains) on insurance contracts and other net assets (2)(3)	36	577	618	632
Mark-to-market losses (gains) on investments, including reinsurance funds withheld (1)	121	(361)	225	(365)
Transaction costs	5	131	37	132
Deferred income tax expense (recovery) relating to basis and other changes	(30)	(355)	(172)	(327)
Depreciation and amortization expenses	38	17	90	23
Corporate and other DOE	97	36	208	48
Segment DOE	$408	$289	$911	$500
(1)“Mark-to-market losses (gains) on investments, including reinsurance funds withheld” primarily represent mark-to-market gains or losses on our investments. Mark-to-market gains or losses on our invested assets are presented as “Investment related gains (losses)” on the Consolidated Statements of Operations. See Note 10 - Net Investment Income and Investment Related Gains (Losses) in the notes to the consolidated financial statements for additional details.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of June 30, 2025 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
4.1
Indenture, dated as of October 2, 2024, between American National Group Inc., as issuer, and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 2, 2024)

4.2
Second Supplemental Indenture, dated as of June 27, 2025, between American National Group Inc., as issuer, and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 27, 2025)

4.3	Form of 6.000% Senior Notes due 2035 (included in Exhibit 4.2)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from American National Group Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	The cover page from American National Group Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2025 formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 13, 2025	AMERICAN NATIONAL GROUP INC.

		By:	/s/ Reza Syed
Reza Syed
Chief Financial Officer & Executive Vice President