Form 10-Q
period 2025-09-30
American National Group Inc.
filed 2025-11-13
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 12, 2025, 10,000 shares of our common shares were outstanding, all of which are held by Brookfield Wealth Solutions Ltd. and its affiliates.
American National Group Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) for Form 10-Q and therefore is filing this Form 10-Q in the reduced disclosure format.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except share and per share data)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Investments:
Available-for-sale fixed maturity securities, at fair value (net of allowance for credit losses of $3 and $27, respectively; amortized cost of $54,104 and $47,127, respectively)	$55,408	$47,292
Equity securities, at fair value	1,212	1,142
Mortgage loans on real estate, at amortized cost (net of allowance for credit losses of $134 and $155, respectively)	11,090	12,117
Private loans, at amortized cost (net of allowance for credit loss of $142 and $66, respectively)	8,387	5,732
Real estate and real estate partnerships (net of accumulated depreciation of $252 and $228, respectively)	6,061	4,992
Investment funds	3,809	3,015
Policy loans	253	274
Short-term investments, at estimated fair value	1,435	4,177
Other invested assets	2,073	2,014
Total investments	89,728	80,755

Cash and cash equivalents	11,568	11,330
Accrued investment income	786	761
Deferred policy acquisition costs, deferred sales inducements and value of business acquired	11,384	10,631
Premiums due and other receivables	499	437
Ceded unearned premiums	143	132
Deferred tax asset	303	529
Reinsurance recoverables and deposit assets	9,531	10,055
Property and equipment (net of accumulated depreciation of $347 and $352, respectively)	170	175
Intangible assets (net of accumulated amortization of $127 and $56, respectively)	1,541	1,545
Goodwill	783	783
Other assets	2,928	2,745
Separate account assets	1,195	1,343
Total assets	$130,559	$121,221

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except share and per share data)

(Unaudited)

	September 30, 2025	December 31, 2024
Liabilities
Future policy benefits	$10,345	$9,170
Policyholders’ account balances	89,469	83,079
Policy and contract claims	1,811	1,867
Market risk benefits	4,505	3,655
Unearned premium reserve	733	1,044
Due to related parties	115	80
Other policyholder funds	353	347
Notes payable	204	189
Long term borrowings	3,449	2,957
Funds withheld for reinsurance liabilities	3,131	3,321
Other liabilities	4,268	4,141
Separate account liabilities	1,195	1,343
Total liabilities	119,578	111,193

Equity
Preferred stock, Series A; par value $1 per share; $25,000 per share liquidation preference; 20,000 shares authorized; issued and outstanding: 2025 - no shares 2024 - 16,000 shares	—	389
Preferred stock, Series B; par value $1 per share; $25,000 per share liquidation preference; 12,000 shares authorized; issued and outstanding: 2025 - 12,000 shares 2024 - 12,000 shares	296	296
Preferred stock, Series D; par value $1 per share; $25,000 per share liquidation preference; 12,000 shares authorized; issued and outstanding: 2025 - 12,000 shares 2024 - no shares	292	—
Additional paid-in capital	7,558	7,569
Accumulated other comprehensive income, net of taxes	1,132	340
Retained earnings	1,480	1,356
Non-controlling interests	223	78
Total equity	10,981	10,028
Total liabilities and equity	$130,559	$121,221

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net premiums	$566	$888	$2,207	$3,037
Other policy revenue	181	208	502	504
Net investment income	1,285	1,024	3,720	2,396
Investment related gains (losses)	2	(128)	71	(160)
Other income	24	12	83	12
Total revenues	2,058	2,004	6,583	5,789

Policyholder benefits and claims incurred	527	846	2,243	2,962
Interest sensitive contract benefits	523	523	1,520	1,068
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	345	289	995	649
Change in fair value of insurance-related derivatives and embedded derivatives	(187)	344	143	346
Change in fair value of market risk benefits	310	134	624	292
Operating expenses	156	228	647	666
Interest expense	47	49	140	114
Total benefits and expenses	1,721	2,413	6,312	6,097
Net income (loss) before income taxes	337	(409)	271	(308)
Income tax expense (benefit)	119	(77)	102	(337)
Net income (loss)	218	(332)	169	29
Less: Net income (loss) attributable to noncontrolling interests	(1)	(44)	4	(51)
Net income (loss) attributable to American National Group Inc. stockholders	219	(288)	165	80
Less: Preferred stock dividends and redemption	11	11	52	22
Net income (loss) attributable to American National Group Inc. common stockholder	$208	$(299)	$113	$58
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$218	$(332)	$169	$29
Other comprehensive income, net of tax:
Change in net unrealized investment gains (losses)	517	1,334	832	1,677
Foreign currency translation	(83)	1	36	6
Change in discount rate for future policy benefits	(41)	(231)	(117)	(49)
Change in instrument-specific credit risk for market risk benefits	99	(71)	70	(66)
Defined benefit pension plan adjustment	(24)	3	(29)	22
Total other comprehensive income	468	1,036	792	1,590
Comprehensive income	686	704	961	1,619
Less: Comprehensive income (loss) attributable to noncontrolling interest	(1)	(44)	4	(51)
Comprehensive income attributable to American National Group Inc.	$687	$748	$957	$1,670
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
(Unaudited)

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
For the three months ended September 30, 2025
Balance at June 30, 2025	$588	$7,547	$664	$1,283	$135	$10,217
Net income (loss) for period	—	—	—	219	(1)	218
Other comprehensive income (loss)	—	—	468	—	—	468
Consolidations (deconsolidations) of noncontrolling interests	—	—	—	—	87	87
Contributions from (distributions to) noncontrolling interests	—	—	—	—	2	2
Dividends	—	—	—	(11)	—	(11)
Other	—	11	—	(11)	—	—
Balance at September 30, 2025	$588	$7,558	$1,132	$1,480	$223	$10,981

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
For the three months ended September 30, 2024
Balance at June 30, 2024	$685	$6,935	$445	$1,005	$187	$9,257
Net income (loss) for period	—	—	—	(288)	(44)	(332)
Other comprehensive income (loss)	—	—	1,036	—	—	1,036
Contributions from (distributions to) noncontrolling interests	—	—	—	—	22	22
Dividends	—	—	—	(8)	—	(8)
Other	—	7	—	—	—	7
Balance at September 30, 2024	$685	$6,942	$1,481	$709	$165	$9,982

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Dollars in millions)
(Unaudited)

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
For the nine months ended September 30, 2025
Balance at December 31, 2024	$685	$7,569	$340	$1,356	$78	$10,028
Net income (loss) for period	—	—	—	165	4	169
Other comprehensive income (loss)	—	—	792	—	—	792
Consolidations (deconsolidations) of noncontrolling interests	—	—	—	—	145	145
Contributions from (distributions to) noncontrolling interests	—	—	—	—	(4)	(4)
Dividends	—	—	—	(41)	—	(41)
Preferred stock issuance	292	—	—	—	—	292
Preferred stock redemption	(389)	—	—	(11)	—	(400)
Other	—	(11)	—	11	—	—
Balance at September 30, 2025	$588	$7,558	$1,132	$1,480	$223	$10,981

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
For the nine months ended September 30, 2024
Balance at December 31, 2023	$—	$5,185	$(109)	$716	$107	$5,899
Net income (loss) for period	—	—	—	80	(51)	29
Other comprehensive income (loss)	—	—	1,590	—	—	1,590
Contributions from (distributions to) noncontrolling interests	—	—	—	—	109	109
Dividends	—	—	—	(87)	—	(87)
Impact of common control acquisition	685	1,757	—	—	—	2,442
Balance at September 30, 2024	$685	$6,942	$1,481	$709	$165	$9,982
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

Operating activities:
Net income	$169	$29
Adjustments to reconcile net income to net cash provided by operating activities:
Other policy revenue	(502)	(484)
Accretion on investments	(551)	(308)
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	995	649
Deferral of policy acquisition costs	(1,164)	(856)
Gains on investments and derivatives	(312)	(614)
Other losses (gains)	16	(5)
Provisions for credit losses	44	30
Income from real estate partnerships, investment funds and corporations	(278)	(294)
Distributions from real estate partnerships, investment funds and corporations	237	262
Interest credited to policyholders' account balances	1,520	1,300
Change in fair value of embedded derivatives	389	1,091
Depreciation and amortization	122	109
Deferred income taxes	138	(635)
Changes in operating assets and liabilities:
Insurance-related liabilities	678	989
Premiums due and other receivables	(62)	(19)
Funds withheld for reinsurance liabilities	(238)	(278)
Reinsurance recoverables and deposit assets	761	1,080
Accrued investment income	(25)	(80)
Working capital and other	(301)	138
Cash flows provided by operating activities	1,636	2,104

Investing activities:
Acquisition of subsidiary, net of cash acquired	—	10,836
Purchase of investments:
Available-for-sale fixed maturity securities	(13,018)	(4,819)
Equity securities	(73)	(341)
Mortgage loans on real estate	(984)	(778)
Private loans	(2,422)	(2,140)
Investment real estate and real estate partnerships	(1,144)	(1,622)
Investment funds	(1,848)	(203)
Short-term investments	(11,363)	(6,290)
Other invested assets	(235)	(325)
Proceeds from sales and maturities of investments:
Available-for-sale fixed maturity securities	6,749	3,484
Equity securities	84	22
Mortgage loans on real estate	2,114	1,184
Private loans	956	594
Investment real estate and real estate partnerships	90	319
Investment funds	317	379
Short-term investments	13,880	5,513
Other invested assets	258	38
Purchases of derivatives	(714)	(387)
Proceeds from sales and maturities of derivatives	813	706

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

Purchase of intangibles and property and equipment	(42)	(61)
Proceeds from sales of intangibles and property and equipment	—	28
Change in collateral held for derivatives	75	417
Other	22	11
Cash flows provided by (used in) investing activities	(6,485)	6,565

Financing activities:
Issuance of preferred equity	292	—
Redemption of preferred equity	(400)	—
Dividends paid to stockholders	(41)	(22)
Payments to noncontrolling interests	—	(1)
Borrowings from related parties	206	—
Repayment of borrowings to related parties	(57)	—
Borrowings from external parties	1,222	1,900
Repayment of borrowings to external parties	(700)	(1,501)
Policyholders’ account deposits	12,018	7,785
Policyholders’ account withdrawals	(7,485)	(6,117)
Debt issuance costs	(13)	(4)
Issuance of equity, noncontrolling interests	64	—
Distributions to noncontrolling interests	(19)	(28)
Cash flows provided by financing activities	5,087	2,012

Cash and cash equivalents
Cash and cash equivalents, beginning of period	11,330	3,192
Net change during the period	238	10,681
Cash and cash equivalents, at end of period	$11,568	$13,873

Supplementary cash flow disclosure:
Cash taxes paid (net of refunds received)	$55	$62
Cash interest paid	97	98

Non-cash transactions:
Available-for-sale fixed maturity securities received in connection with pension risk transfer transactions	$—	$462
Equity securities transferred as consideration paid for acquisition of a subsidiary	—	218
Non-cash deposit on reinsurance	—	3,394
Transfer of invested assets	—	(1,810)
Fixed maturities received as proceeds from investment fund sales	786	—
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
On May 2, 2024, the Company's predecessor, American Equity Investment Life Holding Company, an Iowa corporation ("AEL" or "American Equity") merged with and into Arches Merger Sub Inc. ("Merger Sub"), an indirect wholly-owned subsidiary of Brookfield Wealth Solutions Ltd. ("Brookfield Wealth Solutions"), with AEL surviving and becoming an indirect wholly-owned subsidiary of Brookfield Wealth Solutions (the "Merger"). In connection with the Merger, each issued and outstanding share of AEL's common stock was converted into the right to receive cash and class A limited voting shares of Brookfield Asset Management Ltd. (“BAM”). On May 7, 2024, American National Group, LLC ("American National"), an indirect, wholly-owned subsidiary of Brookfield Wealth Solutions, merged with and into AEL, with AEL surviving as an indirect, wholly-owned subsidiary of Brookfield Wealth Solutions (the "Post-Effective Merger"). Subsequently, AEL discontinued its existence as an Iowa corporation and continued its existence as a corporation incorporated in the State of Delaware (the "Reincorporation"). In connection with the Reincorporation, AEL changed its name to American National Group Inc. ANGI is an indirect, wholly-owned subsidiary of Brookfield Wealth Solutions. In September 2024, Brookfield Wealth Solutions changed its name from Brookfield Reinsurance Ltd. to Brookfield Wealth Solutions Ltd. and changed its trading symbol from “BNRE” to “BNT”. For purposes of these notes to the unaudited condensed consolidated financial statements (“financial statements”), the “Company” refers to either ANGI, American National or AEL, as required by the context.
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
2. Summary of Significant Accounting Policies
The unaudited condensed consolidated financial statements and notes thereto, including all prior periods presented, have been prepared under accounting principles generally accepted in the United States of America (“GAAP”). The financial statements are prepared on a going concern basis and have been presented in U.S. dollars (“USD”) rounded to the nearest million unless otherwise indicated. The financial statements should be read in conjunction with the December 31, 2024 audited consolidated financial statements of the Company included in the Form 10-K, filed with the SEC on March 31, 2025. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending December 31, 2025. These financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair and comparable statement of results for the interim periods presented in accordance with GAAP.
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
Recently Issued Accounting Pronouncements
The Company continues to assess the impacts on the financial statements of the following ASUs issued but not yet adopted as of September 30, 2025. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.
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
ASU 2025-06 – On September 18, 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Improvements to Accounting for Internal-Use Software. The amendments in this ASU aim to simplify and modernize the guidance for internal-use software costs by removing stage-based development references and introducing a principle-based approach for capitalization criteria. Among other things, it clarifies when costs should be capitalized versus expensed, eliminates certain terminology, and aligns the guidance more closely with current software development practices. This ASU will be effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and should be applied prospectively, with early adoption permitted. Entities may also elect retrospective application or a modified retrospective application. The Company is currently assessing the potential impact of adopting this standard on its consolidated financial statements and related disclosures.

3. Available-For-Sale Fixed Maturity Securities
The total amortized cost, fair value, allowance for credit losses, and gross unrealized gains and losses of available-for-sale fixed maturity securities are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(Dollars in millions)
September 30, 2025
U.S. treasury and government	$92	$1	$—	$—	$93
U.S. state and municipal	3,043	115	(21)	(3)	3,134
Foreign governments	1,199	45	(4)	—	1,240
Corporate debt securities	40,596	1,089	(104)	—	41,581
Residential mortgage-backed securities	953	41	(2)	—	992
Commercial mortgage-backed securities	3,219	104	(32)	—	3,291
Collateralized debt securities	5,002	114	(39)	—	5,077
Total fixed maturity securities	$54,104	$1,509	$(202)	$(3)	$55,408

December 31, 2024
U.S. treasury and government	$87	$—	$(1)	$—	$86
U.S. state and municipal	3,200	37	(30)	—	3,207
Foreign governments	1,568	6	(33)	—	1,541
Corporate debt securities	32,770	454	(350)	(26)	32,848
Residential mortgage-backed securities	1,086	25	(4)	(1)	1,106
Commercial mortgage-backed securities	2,755	65	(24)	—	2,796
Collateralized debt securities	5,661	77	(30)	—	5,708
Total fixed maturity securities	$47,127	$664	$(472)	$(27)	$47,292
The amortized cost and fair value of available-for-sale fixed maturity securities at September 30, 2025, by contractual maturity are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities and collateralized debt securities, which are not due at a single maturity, have been separately presented below.

	Available-For-Sale
	Amortized Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$1,888	$1,894
Due after one year through five years	20,040	20,434
Due after five years through ten years	7,854	8,052
Due after ten years	15,148	15,668
	44,930	46,048
Residential mortgage-backed securities	953	992
Commercial mortgage-backed securities	3,219	3,291
Collateralized debt securities	5,002	5,077
Total	$54,104	$55,408
Proceeds from sales of available-for-sale fixed maturity securities, with the related gross realized gains and losses, are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Proceeds from sales of available-for-sale fixed maturity securities	$1,868	$1,071	$6,749	$3,484
Gross realized gains	46	2	56	6
Gross realized (losses)	(6)	(97)	(68)	(120)

The Company has pledged bonds in connection with certain agreements and transactions, such as financing and reinsurance agreements. The carrying value of bonds pledged was $10.1 billion and $8.8 billion as of September 30, 2025 and December 31, 2024, respectively.
In accordance with various regulations, the Company has securities on deposit with regulating authorities with a carrying value of $66 million and $65 million as of September 30, 2025 and December 31, 2024, respectively. There are no restrictions on these assets.
As of September 30, 2025 and December 31, 2024, amounts loaned under reverse repurchase agreements were $400 million and $400 million, respectively, and the fair value of the collateral, comprised of equity securities, was $815 million and $783 million, respectively.
The gross unrealized losses and fair value of available-for-sale fixed maturity securities, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position due to market factors are shown below:

	Less than 12 months			12 months or more			Total
	Number of Issues	Gross Unrealized Losses (1)	Fair Value	Number of Issues	Gross Unrealized Losses (1)	Fair Value	Number of Issues	Gross Unrealized Losses (1)	Fair Value
	(Dollars in millions)
September 30, 2025
U.S. treasury and government	1	$—	$3	3	$—	$55	4	$—	$58
U.S. state and municipal	77	(4)	277	84	(17)	243	161	(21)	520
Foreign governments	5	(4)	191	2	—	14	7	(4)	205
Corporate debt securities	560	(29)	3,230	241	(75)	2,548	801	(104)	5,778
Residential mortgage-backed securities	22	—	50	16	(2)	97	38	(2)	147
Commercial mortgage-backed securities	34	(15)	352	29	(17)	245	63	(32)	597
Collateralized debt securities	97	(16)	922	20	(23)	297	117	(39)	1,219
Total	796	$(68)	$5,025	395	$(134)	$3,499	1,191	$(202)	$8,524

December 31, 2024
U.S. treasury and government	3	$—	$29	1	$(1)	$36	4	$(1)	$65
U.S. state and municipal	174	(20)	851	190	(10)	280	364	(30)	1,131
Foreign governments	8	(33)	1,206	—	—	—	8	(33)	1,206
Corporate debt securities	1,514	(165)	6,615	384	(185)	4,015	1,898	(350)	10,630
Residential mortgage-backed securities	47	(3)	178	16	(1)	61	63	(4)	239
Commercial mortgage-backed securities	104	(24)	667	—	—	—	104	(24)	667
Collateralized debt securities	178	(29)	1,182	5	(1)	22	183	(30)	1,204
Total	2,028	$(274)	$10,728	596	$(198)	$4,414	2,624	$(472)	$15,142
(1)Unrealized losses have been reduced to exclude the allowance for credit losses of $3 million and $27 million as of September 30, 2025 and December 31, 2024, respectively.
The unrealized losses as of September 30, 2025 and December 31, 2024 are principally related to the timing of the purchases of certain securities, which carry less yield than those available as of those dates. Approximately 94% and 89% of the unrealized losses on fixed maturity securities shown in the above table for September 30, 2025 and December 31, 2024, respectively, are on securities that are rated investment grade, defined as being the highest two National Association of Insurance Commissioners (“NAIC”) designations.
The Company expects to recover the amortized cost on all securities except for those securities on which it recognized an allowance for credit loss. In addition, as the Company did not have the intent to sell fixed maturity securities with unrealized losses and it was not more likely than not that the Company would be required to sell these securities prior to recovery of the amortized cost, which may be maturity, the Company did not write down these investments to fair value through the Condensed Consolidated Statements of Operations.
Allowance for Credit Losses
Several assumptions and underlying estimates are made in the evaluation of allowance for credit loss. Examples include financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices. Based on this evaluation, unrealized losses on available-for-sale securities where an allowance for credit loss was not recorded were concentrated within the financials sector as of September 30, 2025 and December 31, 2024.

The rollforward of the allowance for credit losses for available-for-sale fixed maturity securities is shown below:

	Three Months Ended September 30, 2025
	U.S. State and Political Subdivisions	Corporate Securities	Residential Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$—	$(1)	$—	$(1)	$(2)
Credit losses recognized on securities for which credit losses were not previously recorded	(3)	—	—	—	(3)
Allowance on securities that had an allowance recorded in a previous period	—	1	—	1	2
Balance as of September 30, 2025	$(3)	$—	$—	$—	$(3)

	Three Months Ended September 30, 2024
	U.S. State and Political Subdivisions	Corporate Securities	Residential Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$—	$(34)	$(1)	$(2)	$(37)
Credit losses recognized on securities for which credit losses were not previously recorded	—	(3)	—	—	(3)
Reductions for securities sold during the period	—	2	—	—	2
Allowance on securities that had an allowance recorded in a previous period	—	15	—	1	16
Balance as of September 30, 2024	$—	$(20)	$(1)	$(1)	$(22)

	Nine Months Ended September 30, 2025
	U.S. State and Political Subdivisions	Corporate Securities	Residential Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$—	$(26)	$(1)	$—	$(27)
Credit losses recognized on securities for which credit losses were not previously recorded	(3)	(10)	—	(2)	(15)
Reductions for securities sold during the period	—	16	—	—	16
Allowance on securities that had an allowance recorded in a previous period	—	20	1	2	23
Balance as of September 30, 2025	$(3)	$—	$—	$—	$(3)

	Nine Months Ended September 30, 2024
	U.S. State and Political Subdivisions	Corporate Securities	Residential Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$—	$(19)	$(1)	$(4)	$(24)
Credit losses recognized on securities for which credit losses were not previously recorded	—	(36)	—	—	(36)
Reductions for securities sold during the period	—	3	—	—	3
Allowance on securities that had an allowance recorded in a previous period	—	32	—	3	35
Balance as of September 30, 2024	$—	$(20)	$(1)	$(1)	$(22)

4. Equity Securities
The net gains on equity securities recognized in “Investment related gains (losses)” on the Condensed Consolidated Statements of Operations are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Unrealized gains on equity securities	$47	$21	$144	$43
Net gains on equity securities sold	13	2	14	4
Net gains on equity securities	$60	$23	$158	$47
Equity securities by market sector distribution are shown below, based on carrying value:

	September 30, 2025	December 31, 2024
Consumer goods	8%	5%
Education	21%	20%
Energy and utilities	38%	10%
Finance	4%	48%
Healthcare	3%	2%
Industrials	19%	12%
Information technology	1%	—%
Other	6%	3%
Total	100%	100%
5. Mortgage Loans on Real Estate
The Company disaggregates its mortgage loan investments into two portfolio segments: commercial and residential. Commercial mortgage loans include agricultural mortgage loans. The breakdown of mortgage loans on real estate by portfolio segment is as follows:

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Commercial mortgage loans	$8,716	$9,576
Residential mortgage loans	2,508	2,696
Total	11,224	12,272
Allowance for credit losses	(134)	(155)
Total, net of allowance	$11,090	$12,117

The Company’s commercial mortgage loan portfolio consists of loans collateralized by the related properties and diversified as to property type, location and loan size. The geographic categories come from the U.S. Census Bureau’s “Census Regions and Divisions of the United States”. The commercial mortgage loan portfolio is summarized by geographic region and property type as follows:

	September 30, 2025		December 31, 2024
	Amount	Percentage	Amount	Percentage
	(Dollars in millions)
Geographic distribution
Pacific	$1,974	22.7%	$2,060	21.5%
Mountain	1,391	16.0%	1,678	17.5%
West North Central	254	2.9%	280	2.9%
West South Central	1,287	14.8%	1,443	15.1%
East North Central	865	9.9%	1,012	10.6%
East South Central	135	1.5%	144	1.5%
Middle Atlantic	530	6.1%	591	6.2%
South Atlantic	1,919	22.0%	1,993	20.8%
New England	143	1.6%	133	1.4%
Other (multi-region, non-US)	218	2.5%	242	2.5%
	8,716	100.0%	9,576	100.0%
Allowance for credit losses	(125)		(146)
Total, net of allowance	$8,591		$9,430

Property type distribution
Agricultural	$361	4.2%	$447	4.7%
Apartment	2,242	25.7%	2,325	24.3%
Hotel	931	10.7%	1,246	13.0%
Industrial	1,860	21.3%	1,859	19.4%
Office	1,274	14.6%	1,425	14.9%
Parking	250	2.9%	326	3.4%
Retail	1,421	16.3%	1,572	16.4%
Storage	140	1.6%	176	1.8%
Other	237	2.7%	200	2.1%
	8,716	100.0%	9,576	100.0%
Allowance for credit losses	(125)		(146)
Total, net of allowance	$8,591		$9,430
There was $3 million and $4 million interest income recognized on loans in non-accrual status for the three and nine months ended September 30, 2025. There was $1 million and $2 million interest income recognized on loans in non-accrual status for the three and nine months ended September 30, 2024. Impaired loans were not significant for any of the periods presented.
Allowance for Credit Losses
The Company establishes a valuation allowance to provide for the risk of credit losses inherent in its mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost, which excludes accrued interest receivable. The Company does not measure a credit loss allowance on accrued interest receivable as any uncollectible accrued interest receivable balances are written off to net investment income in a timely manner. The Company charged off $0 million and $5 million of uncollectible accrued interest receivable on its mortgage loan portfolios for the three and nine months ended September 30, 2025. We charged off $0 million and $1 million of uncollectible accrued interest receivable on our mortgage loan portfolios for the three and nine months ended September 30, 2024.

The rollforward of the allowance for credit losses for mortgage loans for the three and nine months ended September 30, 2025 and 2024 is shown below:

	2025		2024
	Commercial Mortgage Loans	Residential Mortgage Loans	Commercial Mortgage Loans	Residential Mortgage Loans
	(Dollars in millions)
Balance, as of January 1	$(146)	$(9)	$(53)	$—
Provision	(1)	(1)	(1)	—
Writeoffs charged against the allowance	3	—	—	—
Balance, as of March 31	(144)	(10)	(54)	—
Provision	15	(3)	—	—
Recoveries of amounts previously written off	4	—	—	—
Balance, as of June 30	(125)	(13)	(54)	—
Provision	(2)	4	(26)	(8)
Writeoffs charged against the allowance	2	—	—	—
Balance, as of September 30	$(125)	$(9)	$(80)	$(8)

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

	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
As of September 30, 2025:	(Dollars in millions)
Commercial mortgage loans
Current	$548	$429	$527	$2,063	$1,080	$3,795	$8,442
30 - 59 days past due	1	—	—	9	4	—	14
60 - 89 days past due	—	—	—	40	—	14	54
Non-accrual	—	—	—	4	5	197	206
Residential mortgage loans
Current	297	314	494	817	195	116	2,233
30 - 59 days past due	3	5	22	30	5	8	73
60 - 89 days past due	2	4	9	26	4	3	48
Non-accrual	2	3	68	63	10	8	154
Total mortgage loans on real estate	$853	$755	$1,120	$3,052	$1,303	$4,141	11,224
Allowance for credit losses							(134)
Total, net of allowance							$11,090

	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
As of December 31, 2024:	(Dollars in millions)
Commercial mortgage loans
Current	$487	$649	$2,204	$1,270	$943	$3,736	$9,289
30 - 59 days past due	—	25	4	—	10	48	87
60 - 89 days past due	—	—	50	30	—	—	80
Non-accrual	—	8	42	16	6	48	120
Residential mortgage loans
Current	294	790	970	222	121	7	2,404
30 - 59 days past due	3	41	45	2	4	—	95
60 - 89 days past due	—	7	20	2	4	5	38
Non-accrual	3	51	76	18	8	3	159
Total mortgage loans on real estate	$787	$1,571	$3,411	$1,560	$1,096	$3,847	12,272
Allowance for credit losses							(155)
Total, net of allowance							$12,117
Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. It is the Company’s policy to not accrue interest on loans that are 90 days delinquent and where amounts are determined to be uncollectible. As of September 30, 2025 and December 31, 2024, 275 mortgage loans and 263 mortgage loans, respectively, were past due over 90 days or in nonaccrual status.
The Company’s commercial and residential mortgage loans may be subject to loan modifications. Loan modifications may be granted to borrowers experiencing financial difficulty and could include principal forgiveness, interest rate reduction, an other-than-significant delay or a term extension. A loan modification typically does not result in a change in valuation allowance as it is already incorporated into the Company’s allowance methodology. However, if the Company grants a borrower experiencing financial difficulty principal forgiveness, the amount of principal forgiven would be written off, which would reduce the amortized cost of the loan and result in an adjustment to the valuation allowance. The carrying amount of mortgage loans experiencing financial difficulty, for which modifications have been granted, was $84 million and $143 million for the nine months ended September 30, 2025 and 2024, respectively.

6. Private Loans
The following table summarizes the credit ratings of our private loans:

	September 30, 2025	December 31, 2024
	(Dollars in millions)
A or higher	$2,005	$1,443
BBB	1,246	669
BB and below	2,825	710
Unrated (1)	2,311	2,910
Total	$8,387	$5,732
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
Allowance for Credit Losses
The rollforward of the allowance for credit losses for private loans for the three and nine months ended September 30, 2025 and 2024 is shown below:

	2025	2024
	(Dollars in millions)
Balance at January 1	$(66)	$(8)
Provision	(11)	1
Balance at March 31	(77)	(7)
Provision	(8)	(14)
Writeoffs charged against the allowance	(2)	—
Balance at June 30	(87)	(21)
Provision	(55)	(5)
Balance at September 30	$(142)	$(26)
The Company’s private loans may be subject to loan modifications. Loan modifications may be granted to borrowers experiencing financial difficulties and could include term extensions. For the nine months ended September 30, 2025 and 2024, the Company did not have a significant amount of private loans that it modified to borrowers experiencing financial difficulty. Impaired loans were not significant for any of the periods presented.

7. Real Estate and Real Estate Partnerships
The carrying amounts of investment real estate, net of accumulated depreciation, and by property-type are as follows:

	September 30, 2025
	Real Estate
	Amount	Percentage
	(Dollars in millions)
Hotel	$134	5%
Industrial	62	2%
Land	601	23%
Office	152	6%
Retail	208	8%
Apartments	46	2%
Single family residential	1,312	51%
Other	63	2%
Total real estate	2,578	100%
Real estate partnerships	3,483
Total real estate and real estate partnerships	$6,061

	December 31, 2024
	Real Estate
	Amount	Percentage
	(Dollars in millions)
Hotel	$135	6%
Industrial	14	1%
Land	288	13%
Office	208	9%
Retail	186	8%
Apartments	47	2%
Single family residential	1,342	60%
Other	15	1%
Total real estate	2,235	100%
Real estate partnerships	2,757
Total real estate and real estate partnerships	$4,992
As of September 30, 2025 and December 31, 2024, real estate investments of $59 million and $12 million, respectively, met the criteria as held-for-sale.
8. Variable Interest Entities and Equity Method Investments
Through its investment activities, the Company regularly invests in various entities including limited partnerships (“LPs”) and limited liability companies (“LLCs”) and frequently participates in the design with their sponsors, but in most cases, its involvement is limited to financing. Some of these entities have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, the Company holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary. The Company consolidates all VIEs for which it is the primary beneficiary. The assets of consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of the Company, as its obligation is limited to the amount of its committed investment. The Company has not provided financial or other support to these consolidated VIEs in the form of liquidity arrangements, guarantees or other commitments to third-parties that may affect the fair value or risk of its variable interest in these VIEs as of September 30, 2025 and December 31, 2024.
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

Consolidated Variable Interest Entities
The assets and liabilities relating to the consolidated VIEs from the Company’s investment activities included in the financial statements are as follows:

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Available-for-sale fixed maturity securities	$75	$107
Equity securities	99	93
Mortgage loans on real estate, net of allowance	208	206
Private loans, net of allowance	1,950	1,373
Investment real estate	2,411	2,046
Real estate partnerships	2,191	1,398
Investment funds	3,273	2,331
Short-term investments	43	75
Other invested assets	203	337
Cash and cash equivalents	243	223
Other assets	180	327
Total assets of consolidated VIEs	$10,876	$8,516

Notes payable	$204	$189
Other liabilities	443	587
Total liabilities of consolidated VIEs	$647	$776
Unconsolidated Variable Interest Entities
For certain of the Company’s investments in various entities that are determined to be VIEs, the Company is not the primary beneficiary as it does not take an active role in the management of these investments. Such investments are reported in certain investment line items on the statements of financial position, including “Available-for-sale fixed maturity securities, fair value”, “Equity securities, at fair value”, “Mortgage loans on real estate, at amortized cost”, “Investment funds”, “Short-term investments, at estimated fair value” and “Other invested assets”. In some instances, a consolidated VIE involves one or more underlying entities for which the Company is not the primary beneficiary because it does not have the power to direct the most significant activities of these entities. These unconsolidated VIEs that are part of consolidated VIEs are reported primarily in “Real estate and real estate partnerships” on the statements of financial position. Creditors or beneficial interest holders of the unconsolidated VIEs have no recourse to the general credit of the Company, as its obligation is limited to the amount of its committed investment. The Company has not provided financial or other support to these unconsolidated VIEs in the form of liquidity arrangements, guarantees or other commitments to third-parties that may affect the fair value or risk of its variable interest in these VIEs as of September 30, 2025 and December 31, 2024.
The carrying amount and maximum exposure to loss relating to these unconsolidated VIEs are as follows:

	September 30, 2025		December 31, 2024
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(Dollars in millions)
Available-for-sale fixed maturity securities	$1,156	$1,308	$2,146	$3,007
Equity securities	480	480	291	291
Mortgage loans on real estate, net of allowance	692	693	716	731
Private loans, net of allowance	1,502	1,521	1,160	1,160
Real estate partnerships	2,786	2,789	2,689	2,720
Investment funds	892	1,074	—	—
Short-term investments	455	455	99	99
Other invested assets	1,223	1,270	2,084	2,100
Cash and cash equivalents	—	—	7	7
Total	$9,186	$9,590	$9,192	$10,115

Equity Method Investments
Our investments in investment funds, real estate partnerships, and other partnerships, of which substantially all are LPs or LLCs, are accounted for using the equity method of accounting, except for certain investments that are fair valued due to the application of fair value option under ASC 825 or the consolidation of investment company VIE under ASC 946. As of September 30, 2025 and December 31, 2024, the Company’s equity method investments totaled $6.1 billion and $5.3 billion, respectively.
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
Derivatives, except for embedded derivatives, are included in “Other invested assets” or “Other liabilities”, at fair value in the Condensed Consolidated Statements of Financial Position. Embedded derivative liabilities on funds withheld and modified coinsurance (“Modco”) arrangements and embedded derivative liabilities on indexed annuity and variable annuity products are included in the Condensed Consolidated Statements of Financial Position within the “Reinsurance funds withheld” and “Policyholders’ account balances” lines respectively, at fair value.

The notional and fair values of derivative instruments, presented in the Condensed Consolidated Statements of Financial Position, are shown below:

	Primary Underlying Risk	Location in the Condensed Consolidated Statements of Financial Position	September 30, 2025			December 31, 2024
			Notional Amount	Carrying Value / Fair Value		Notional Amount	Carrying Value / Fair Value
				Assets	Liabilities		Assets	Liabilities
			(Dollars in millions)
Derivatives Designated as Hedging Instruments:
Foreign exchange forwards	Foreign Currency	Other invested assets, Other liabilities	$1,088	$—	$46	$897	$20	$—
Interest rate swaps	Interest rate	Other invested assets, Other liabilities	1,789	20	—	—	—	—

Derivatives Not Designated as Hedging Instruments:
Equity-indexed options	Equity	Other invested assets, Other liabilities	46,599	1,486	2	46,374	1,303	5
Foreign exchange forwards	Foreign Currency	Other invested assets, Other liabilities	2,621	4	81	1,066	23	—
Cross currency swaps	Foreign Currency	Other invested assets, Other liabilities	792	6	15	—	—	—

Embedded Derivatives:
Indexed annuity and variable annuity product	Interest rate	Policyholders’ account balances	—	—	6,341	—	—	1,123
Funds withheld and Modco arrangements	Interest rate	Funds withheld for reinsurance liabilities	—	—	83	—	—	37
			$52,889	$1,516	$6,568	$48,337	$1,346	$1,165

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
For derivative financial instruments that were designated and qualified as fair value hedges, the gain or loss on the portion of the derivative instrument included in the assessment of hedge effectiveness and the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the same line item in the Condensed Consolidated Statements of Operations. The unrealized gain or loss attributable to changes in exchange rates on the available-for-sale fixed maturity securities that were designated as part of the hedge are reclassified out of other comprehensive income (“OCI”) into “Investment related gains (losses)” in the Condensed Consolidated Statements of Operations. The remaining change in unrealized gain or loss on the hedged item not associated with the risk being hedged remains as a component of OCI. The gains (losses) on interest rate derivatives designated as hedging instruments for certain PAB are included in “Interest sensitive contract benefits” in the Condensed Consolidated Statements of Operations.
The following represents the amount of gains (losses) related to the derivatives and hedged items that qualify for fair value hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Foreign currency derivatives:
Hedged items	$(7)	$13	$66	$13
Derivatives designated as hedging instruments	7	(13)	(66)	(13)
Interest rate derivatives:
Hedged items	(38)	—	(20)	—
Derivatives designated as hedging instruments	38	—	20	—
Gains (losses) on fair value hedges	$—	$—	$—	$—
The following table presents the carrying amount and cumulative fair value hedging adjustments for a portion of PAB designated and qualifying as hedged items in fair value hedges:

	Carrying Amount of the Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedge Assets (Liabilities)
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(Dollars in millions)
Location in the Condensed Consolidated Statements of Financial Position:
Policyholders’ account balances	$(912)	$—	$(20)	$—

Derivatives Not Designated as Hedging Instruments
The following represents the financial statement location and amount of gains (losses) related to the derivatives not designated as hedging instruments:

		Derivative Gains (Losses) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location in the Condensed Consolidated Statements of Operations	2025	2024	2025	2024
		(Dollars in millions)
Equity-indexed options	Change in fair value of insurance-related derivatives and embedded derivatives	$348	$382	$246	$747
Equity total return swaps	Investment related gains (losses)	—	(18)	—	(18)
Foreign exchange forwards	Investment related gains (losses)	122	—	(82)	—
Cross currency swaps	Investment related gains (losses)	(23)	—	(8)	—

Embedded derivatives:
Indexed annuity and variable annuity product	Change in fair value of insurance-related derivatives and embedded derivatives	(141)	(527)	(340)	(815)
Funds withheld and Modco arrangements	Change in fair value of insurance-related derivatives and embedded derivatives	(20)	(199)	(49)	(278)
		$286	$(362)	$(233)	$(364)

Derivative Exposure
The Company’s use of derivative instruments exposes it to credit risk in the event of non-performance by counterparties. The Company has a policy of only dealing with counterparties it believes are creditworthy and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The minimum credit rating of our counterparties is A- as of September 30, 2025 and BBB+ as of December 31, 2024, and all derivatives have been appropriately collateralized by the Company and the counterparties in accordance with the terms of the derivative agreements. The Company holds collateral in cash and notes secured by U.S. government-backed assets. The non-performance risk is the net counterparty exposure based on fair value of open contracts less fair value of collateral held. The Company maintains master netting agreements with its current active trading partners. A right of offset has been applied to cash collateral that supports credit risk and has been recorded in the Condensed Consolidated Statements of Financial Position as an offset to “Other invested assets” with an associated payable to “Other liabilities” for non-cash and excess collateral. A right of offset has also been applied to derivative assets and liabilities with the same counterparty under the same master netting agreement, and such derivative instruments are presented on a net basis in the Condensed Consolidated Statements of Financial Position.
Information regarding the Company’s exposure to credit loss on the derivatives it holds, including the effect of rights of offset, is presented below:

	Gross Amount of Derivative Instruments (1)	Gross Amount Offset in the Condensed Consolidated Statements of Financial Position (2)	Net Amount Presented in the Condensed Consolidated Statements of Financial Position	Collateral (Received) Pledged in Cash (3)	Collateral (Received) Pledged in Invested Assets (3)	Exposure of Net Collateral
	(Dollars in millions)
As of September 30, 2025
Derivative assets
Equity-indexed options	$1,486	$(54)	$1,432	$(1,364)	$—	$68
Foreign exchange forwards	4	(4)	—	—	—	—
Cross currency swaps	6	—	6	—	—	6
Interest rate swaps	20	—	20	(20)	—	—
Total derivative assets	$1,516	$(58)	$1,458	$(1,384)	$—	$74

Derivative liabilities
Equity-indexed options	$(2)	$2	$—	$—	$—	$—
Foreign exchange forwards	(127)	56	(71)	—	—	(71)
Cross currency swaps	(15)	—	(15)	—	—	(15)
Total derivative liabilities	$(144)	$58	$(86)	$—	$—	$(86)

As of December 31, 2024
Derivative assets
Equity-indexed options	$1,303	$(5)	$1,298	$(1,298)	$—	$—
Foreign exchange forwards	43	—	43	—	—	43
Total derivative assets	$1,346	$(5)	$1,341	$(1,298)	$—	$43

Derivative liabilities
Equity-indexed options	$(5)	$5	$—	$—	$—	$—
Total derivative liabilities	$(5)	$5	$—	$—	$—	$—
(1)Represents derivative assets and liabilities on a gross basis, which are not offset under enforceable master netting agreements that meet all offsetting criteria.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.
(3)Excludes a portion of collateral held in cash and invested assets that are excess collateral. As of September 30, 2025 and December 31, 2024, the Company held excess collateral of $56 million and $76 million, respectively.

10. Net Investment Income and Investment Related Gains (Losses)
Net investment income is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Available-for-sale fixed maturity securities	$840	$604	$2,075	$1,265
Equity securities	15	17	35	38
Mortgage loans	188	190	574	428
Private loans	154	24	356	25
Real estate	20	(6)	40	46
Real estate partnerships	45	(3)	61	3
Investment funds	153	55	282	223
Policy loans	3	6	15	12
Short-term investments	(20)	63	159	140
Other	(113)	74	123	216
Total net investment income	$1,285	$1,024	$3,720	$2,396
Net unrealized and realized investment gains (losses) are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Available-for-sale fixed maturity securities	$(111)	$(100)	$(14)	$(125)
Equity securities	60	23	158	47
Mortgage loans	16	(22)	23	(28)
Private loans	(75)	—	(40)	(3)
Investment real estate	(2)	—	(3)	—
Real estate partnerships	—	—	1	—
Investments funds	(7)	—	(9)	—
Short-term investments and other invested assets	121	(29)	(45)	(51)
Total investment related gains (losses), net	$2	$(128)	$71	$(160)

11. Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are shown below:

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Financial assets:
Available-for-sale fixed maturity securities	$55,408	$55,408	$47,292	$47,292
Equity securities	1,212	1,212	1,142	1,142
Mortgage loans on real estate, net of allowance	11,090	11,094	12,117	11,928
Private loans, net of allowance	8,387	8,446	5,732	5,790
Real estate partnerships (1)	1,714	1,714	932	932
Investment funds (2)	147	147	124	124
Policy loans	253	253	274	274
Short-term investments (3)	1,435	1,435	4,177	4,177
Other invested assets:
Derivative assets	1,458	1,458	1,341	1,341
Collaterals received on derivatives (excluding excess collateral)	(1,384)	(1,384)	(1,298)	(1,298)
Separately managed accounts	56	56	71	71
Other (4)	991	1,017	941	943
Cash and cash equivalents	11,568	11,568	11,330	11,330
Other assets - market risk benefits	1,110	1,110	857	857
Separate account assets (5)	1,195	1,195	1,343	1,343
Total financial assets	$94,640	$94,729	$86,375	$86,245

Financial liabilities:
Policyholders’ account balances – embedded derivative	$6,341	$6,341	$1,123	$1,123
Market risk benefits	4,505	4,505	3,655	3,655
Other liabilities:
Derivative liabilities	86	86	—	—
Funds withheld for reinsurance liabilities	83	83	37	37
Notes payable	204	206	189	189
Long term borrowings	3,449	3,566	2,957	2,977
Separate account liabilities (5)	1,195	1,195	1,343	1,343
Total financial liabilities	$15,863	$15,982	$9,304	$9,324
(1)Balances represent real estate partnerships in which the Company has elected the fair value option under ASC 825. Real estate partnerships accounted for as equity method investments are $1.8 billion and directly held real estate is $2.6 billion as of September 30, 2025. Real estate partnerships accounted for as equity method investments are $1.8 billion and directly held real estate is $2.2 billion as of December 31, 2024.
(2)Balances represent financial assets that are fair valued as a result of consolidation of investment company VIEs in accordance with ASC 946. Investment funds accounted for as equity method investments are $3.3 billion and investment funds measured using NAV as a practical expedient are $334 million as of September 30, 2025. Investment funds accounted for as equity method investments are $2.5 billion and investment funds measured using NAV as a practical expedient are $353 million as of December 31, 2024.
(3)Balance as of September 30, 2025 includes $400 million of amounts loaned under reverse repurchase agreements. The fair value of the collateral received under these agreements was $815 million as of September 30, 2025. Balance as of December 31, 2024 includes $400 million of amounts loaned under reverse repurchase agreements. The fair value of the collateral received under these agreements was $783 million as of December 31, 2024.
(4)Other invested assets accounted for as equity method investments, and therefore excluded from the table, are $973 million and $959 million as of September 30, 2025 and December 31, 2024.
(5)Balance includes $29 million and $31 million of assets, and corresponding liabilities, that are not subject to the fair value hierarchy as of September 30, 2025 and December 31, 2024, respectively.

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
	(Dollars in millions)
September 30, 2025
Financial assets
Available-for-sale fixed maturity securities:
U.S. treasury and government	$93	$80	$13	$—
U.S. state and municipal	3,134	—	3,077	57
Foreign governments	1,240	—	1,240	—
Corporate debt securities	41,581	—	40,830	751
Residential mortgage-backed securities	992	—	964	28
Commercial mortgage-backed securities	3,291	—	3,261	30
Collateralized debt securities	5,077	—	2,316	2,761
Total available-for-sale fixed maturity securities	55,408	80	51,701	3,627
Equity securities:
Common stock	778	771	2	5
Preferred stock	434	5	45	384
Private equity and other	—	—	—	—
Total equity securities	1,212	776	47	389
Real estate at fair value (1)	1,254	—	—	1,254
Real estate partnerships at fair value (1)	1,714	—	—	1,714
Investment funds (1)(2)	147	—	—	147
Short-term investments	1,435	38	872	525
Other invested assets:
Derivative assets	1,458	—	1,245	213
Collaterals received on derivatives (excluding excess collateral)	(1,384)	(1,384)	—	—
Separately managed accounts	56	—	—	56
Other	201	—	2	199
Cash and cash equivalents	11,568	11,568	—	—
Other assets – market risk benefit assets	1,110	—	—	1,110
Separate account assets (3)	1,166	1,027	139	—
Total financial assets	$75,345	$12,105	$54,006	$9,234

Financial liabilities
Policyholders’ account balances – embedded derivative	$6,341	$—	$—	$6,341
Market risk benefits	4,505	—	—	4,505
Funds withheld for reinsurance liabilities – embedded derivatives	83	—	—	83
Other liabilities – derivative liabilities	86	—	86	—
Separate account liabilities (3)	1,166	1,027	139	—
Total financial liabilities	$12,181	$1,027	$225	$10,929
(1)Balances represent financial assets that are fair valued in accordance with ASC 825 as well as financial assets that are fair valued as a result of consolidation of investment company VIE in accordance with ASC 946.
(2)Balance excludes $334 million of investments measured at estimated fair value using NAV as a practical expedient.
(3)Balance includes $29 million of assets, and corresponding liabilities, that are not subject to fair value hierarchy.

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

	Carrying Amount	Fair Value	Fair Value Hierarchy Level
			Level 1	Level 2	Level 3
	(Dollars in millions)
September 30, 2025
Financial assets
Mortgage loans on real estate, net of allowance	$11,090	$11,094	$—	$—	$11,094
Private loans, net of allowance	8,387	8,446	—	126	8,320
Policy loans	253	253	—	—	253
Other invested assets	790	816	—	418	398
Total financial assets	$20,520	$20,609

Financial liabilities
Policyholders' account balances – investment contracts, excluding embedded derivative	$80,470	$80,452	$—	$—	$80,452
Long term borrowings	3,449	3,566	—	—	3,566
Notes payable	204	206	—	—	206
Total financial liabilities	$84,123	$84,224

	Carrying Amount	Fair Value	Fair Value Hierarchy Level
			Level 1	Level 2	Level 3
	(Dollars in millions)
December 31, 2024
Financial assets
Mortgage loans on real estate, net of allowance	$12,117	$11,928	$—	$—	$11,928
Private loans, net of allowance	5,732	5,790	—	145	5,645
Policy loans	274	274	—	—	274
Other invested assets	626	628	—	406	222
Total financial assets	$18,749	$18,619

Financial liabilities
Policyholders' account balances – investment contracts, excluding embedded derivative	$79,384	$79,384	$—	$—	$79,384
Long term borrowings	2,957	2,977	—	—	2,977
Notes payable	189	189	—	—	189
Total financial liabilities	$82,530	$82,551

For financial assets and financial liabilities measured at fair value on a recurring basis using Level 3 inputs during the periods, reconciliations of the beginning and ending balances are shown below:

	Three Months Ended September 30, 2025
	Assets		Liabilities
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of period	$7,918	$188	$6,257	$63
Fair value changes in net income	(22)	58	30	20
Fair value changes in other comprehensive income	49	—	—	—
Purchases	402	34	—	—
Sales	(327)	—	—	—
Settlements or maturities	(175)	(67)	—	—
Premiums less benefits	—	—	54	—
Transfers into Level 3	112	—	—	—
Transfers out of Level 3	(46)	—	—	—
Balance, end of period	$7,911	$213	$6,341	$83

	Three Months Ended September 30, 2024
	Assets		Liabilities
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of period	$9,598	$254	$1,196	$79
Fair value changes in net income	177	41	533	199
Fair value changes in other comprehensive income	(61)	—	—	—
Purchases	1,697	37	—	—
Sales	(298)	(67)	—	—
Premiums less benefits	—	—	42	—
Transfers into Level 3	65	—	—	—
Transfers out of Level 3	(203)	—	—	—
Balance, end of period	$10,975	$265	$1,771	$278

	Nine Months Ended September 30, 2025
	Assets		Liabilities
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of year	$8,981	$223	$1,123	$37
Fair value changes in net income	83	86	4	46
Fair value changes in other comprehensive income	67	—	—	—
Purchases	1,783	101	—	—
Sales	(1,909)	—	—	—
Settlements or maturities	(322)	(197)	—	—
Premiums less benefits	—	—	148	—
Transfers into Level 3	1,042	—	5,066	—
Transfers out of Level 3	(1,814)	—	—	—
Balance, end of period	$7,911	$213	$6,341	$83

	Nine Months Ended September 30, 2024
	Assets		Liabilities
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of year	$5,585	$227	$872	$—
Acquisitions from business combination	4,288	—	—	—
Fair value changes in net income	189	122	858	278
Fair value changes in other comprehensive income	121	—	—	—
Purchases	5,042	111	—	—
Sales	(4,083)	(67)	—	—
Settlements or maturities	(2)	(128)	(30)	—
Premiums less benefits	—	—	71	—
Transfers into Level 3	177	—	—	—
Transfers out of Level 3	(342)	—	—	—
Balance, end of period	$10,975	$265	$1,771	$278
(1)Balance includes separately managed accounts and certain consolidated variable interest entities.
Transfers into and out of Level 3 during the three and nine months ended September 30, 2025 were primarily the result of changes in observable pricing. The Company’s valuation of financial instruments categorized as Level 3 in the fair value hierarchy are based on valuation techniques that use significant inputs that are unobservable or had a decline in market activity that obscured observability. The indicators considered in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, the level of credit spreads over historical levels, applicable bid-ask spreads, and price consensus among market participants and other pricing sources. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models and discounted cash flow methodology based on spread/yield assumptions.

12. Reinsurance
The Company reinsures its business through a diversified group of reinsurers. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. The Company monitors trends in arbitration and any litigation outcomes with its reinsurers. Collectability of reinsurance balances is evaluated by monitoring ratings and the financial strength of its reinsurers. The effect of reinsurance on the applicable line items on our Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Premiums earned:
Gross amounts, including reinsurance assumed	$725	$1,253	$2,713	$4,124
Reinsurance ceded	(159)	(365)	(506)	(1,087)
Net amount	$566	$888	$2,207	$3,037

Other policy revenue:
Gross amounts, including reinsurance assumed	$263	$212	$743	$527
Reinsurance ceded	(82)	(4)	(241)	(23)
Net amount	$181	$208	$502	$504

Policyholder benefits and claims incurred:
Gross amounts, including reinsurance assumed	$715	$1,183	$2,873	$3,771
Reinsurance ceded	(188)	(337)	(630)	(809)
Net amount	$527	$846	$2,243	$2,962

Change in fair value of market risk benefits:
Gross amounts, including reinsurance assumed	$328	$110	$694	$296
Reinsurance ceded	(18)	24	(70)	(4)
Net amount	$310	$134	$624	$292

Interest sensitive contract benefits:
Gross amounts, including reinsurance assumed	$585	$629	$1,679	$1,394
Reinsurance ceded	(62)	(106)	(159)	(326)
Net amount	$523	$523	$1,520	$1,068
The following summarizes our significant life and annuity reinsurance treaties and related recoverable:

	Reinsurance Recoverable		Agreement Type	Products Covered
	September 30, 2025	December 31, 2024
	(Dollars in millions)
Principal Reinsurers:
EquiTrust Life Insurance Company	$203	$231	Coinsurance	Certain Fixed Index and Fixed Rate Annuities
Athene Life Re Ltd.	1,473	1,747	Coinsurance Funds Withheld, Modified Coinsurance	Certain Fixed Annuities and Multi-Year Guaranteed Annuities
AeBe ISA LTD	3,924	4,166	Coinsurance Funds Withheld, Coinsurance	Certain Fixed Index and Fixed Rate Annuities
Reinsurance Group of America Inc. (RGA)	3,568	3,420	Coinsurance	Certain Term, Whole, Indexed Universal, Universal, and Universal with Secondary Guarantee Life Insurance Policies
	$9,168	$9,564
There were no significant changes to third party or intercompany reinsurance agreements for the three and nine months ended September 30, 2025.

13. Separate Account Assets and Liabilities
The following table presents the change of the Company’s separate account assets and liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Balance, beginning of period	$1,322	$1,266	$1,343	$1,189
Additions (deductions):
Policyholder deposits	17	20	50	55
Net investment income	11	9	43	19
Net realized capital gains (losses) on investments	49	44	84	156
Policyholder benefits and withdrawals	(89)	(28)	(142)	(103)
Net transfer from (to) general account	(112)	(6)	(172)	(4)
Policy charges	(3)	(3)	(11)	(10)
Total changes	(127)	36	(148)	113
Balance, end of period	$1,195	$1,302	$1,195	$1,302

Cash surrender value	$788	$732	$788	$732

14. Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired
The following tables present a rollforward of deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”) and value of business acquired (“VOBA”) for the periods indicated:

	Three Months Ended September 30, 2025
	Annuities	Property and Casualty	Life Insurance	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$1,350	$116	$335	$1,801
Additions	324	75	45	444
Amortization	(33)	(82)	(14)	(129)
Net change	291	(7)	31	315
Balance, end of period	1,641	109	366	2,116

DSI
Balance, beginning of period	723	—	—	723
Additions	234	—	—	234
Amortization	(14)	—	—	(14)
Net change	220	—	—	220
Balance, end of period	943	—	—	943

VOBA
Balance, beginning of period	8,457	7	63	8,527
Amortization	(200)	(1)	(1)	(202)
Net change	(200)	(1)	(1)	(202)
Balance, end of period	8,257	6	62	8,325
Total DAC, DSI, and VOBA Asset	$10,841	$115	$428	$11,384

	Three Months Ended September 30, 2024
	Annuities	Property and Casualty	Life Insurance	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$406	$140	$271	$817
Additions	242	106	26	374
Amortization	(8)	(99)	(10)	(117)
Net change	234	7	16	257
Balance, end of period	640	147	287	1,074

DSI
Balance, beginning of period	103	—	—	103
Additions	141	—	—	141
Amortization	(4)	—	—	(4)
Net change	137	—	—	137
Balance, end of period	240	—	—	240

VOBA
Balance, beginning of period	7,126	16	293	7,435
Acquisition from business combinations	45	—	—	45
Amortization	(162)	3	(9)	(168)
Other	—	—	(250)	(250)
Net change	(117)	3	(259)	(373)
Balance, end of period	7,009	19	34	7,062
Total DAC, DSI, and VOBA Asset	$7,889	$166	$321	$8,376

	Nine Months Ended September 30, 2025
	Annuities	Property and Casualty	Life Insurance	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$887	$132	$306	$1,325
Additions	834	241	90	1,165
Amortization	(80)	(264)	(30)	(374)
Net change	754	(23)	60	791
Balance, end of period	1,641	109	366	2,116

DSI
Balance, beginning of period	393	—	—	393
Additions	583	—	—	583
Amortization	(33)	—	—	(33)
Net change	550	—	—	550
Balance, end of period	943	—	—	943

VOBA
Balance, beginning of period	8,838	10	65	8,913
Amortization	(581)	(4)	(3)	(588)
Net change	(581)	(4)	(3)	(588)
Balance, end of period	8,257	6	62	8,325
Total DAC, DSI, and VOBA Asset	$10,841	$115	$428	$11,384

	Nine Months Ended September 30, 2024
	Annuities	Property and Casualty	Life Insurance	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$190	$158	$224	$572
Additions	472	302	83	857
Amortization	(22)	(313)	(20)	(355)
Net change	450	(11)	63	502
Balance, end of period	640	147	287	1,074

DSI
Balance, beginning of period	8	—	—	8
Additions	235	—	—	235
Amortization	(3)	—	—	(3)
Net change	232	—	—	232
Balance, end of period	240	—	—	240

VOBA
Balance, beginning of period	39	20	305	364
Acquisition from business combinations	7,239	—	—	7,239
Amortization	(269)	(1)	(21)	(291)
Other	—	—	(250)	(250)
Net change	6,970	(1)	(271)	6,698
Balance, end of period	7,009	19	34	7,062
Total DAC, DSI, and VOBA Asset	$7,889	$166	$321	$8,376

The following table provides the projected VOBA asset amortization expenses for a five-year period and thereafter as of September 30, 2025:

Years	(Dollars in millions)
2025 (1)	$197
2026	748
2027	681
2028	624
2029	571
Thereafter	5,504
Total amortization expense	$8,325
(1)Expected amortization for the remainder of 2025.
15. Intangible Assets
The components of definite-lived and indefinite-lived intangible assets are as follows. Refer to Note 14 - Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired for VOBA asset, which is an actuarial intangible asset arising from a business combination.

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Definite-lived intangible assets:
Distributor relationships	$1,445	$(83)	$1,362	$1,445	$(41)	$1,404
Trade name	58	(10)	48	58	(6)	52
Software and other	119	(34)	85	52	(9)	43
Total definite-lived intangible assets	1,622	(127)	1,495	1,555	(56)	1,499

Indefinite-lived intangible assets:
Insurance licenses	46	—	46	46	—	46
Total indefinite-lived intangible assets	46	—	46	46	—	46
Total intangible assets	$1,668	$(127)	$1,541	$1,601	$(56)	$1,545
No impairment expenses of intangible assets were recognized for the three and nine months ended September 30, 2025 and 2024. The Company estimates that its intangible assets do not have any significant residual value in determining their amortization. Amortization expenses for definite-lived intangible assets were $21 million and $71 million for the three and nine months ended September 30, 2025, and $20 million and $33 million for the three and nine months ended September 30, 2024, respectively.
The following table outlines the estimated future amortization expense related to definite-lived intangible assets held as of September 30, 2025.

Years	(Dollars in millions)
2025 (1)	$23
2026	93
2027	83
2028	77
2029	70
Thereafter	1,149
Total amortization expense	$1,495
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
The business operations of AEL, which are now part of ANGI, contributed revenues of $1.3 billion and a net loss of $250 million to the Company for the period from May 2, 2024 to September 30, 2024. Had the Merger occurred on January 1, 2024, the consolidated unaudited pro forma revenue and net profit would be (i) $6.5 billion and $0.5 billion, respectively, for the nine months ended September 30, 2024. The pro forma amounts have been calculated using the subsidiary’s results and adjusting them for the revised depreciation and amortization that would have been charged assuming the fair value adjustments to investments, property and equipment and intangible assets had applied from January 1, 2024, together with the consequential tax effects.
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
Acquisition-related costs of $126 million incurred during the second quarter of 2024 were recorded as “Operating expenses” in the Condensed Consolidated Statements of Operations for that period.
17. Future Policy Benefits
The reconciliation of the balances described in the table below to the “Future policy benefits” in the Condensed Consolidated Statements of Financial Position is as follows.

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Future policy benefits:
Annuities	$6,563	$5,532
Life Insurance	1,947	1,816
Deferred profit liability:
Annuities	64	81
Life Insurance	105	76
Other contracts and VOBA liability	1,666	1,665
Total future policy benefits	$10,345	$9,170

Future Policy Benefits
The balances and changes in the liability for future policy benefits are as follows:

	Nine Months Ended September 30,
	2025			2024
	Annuities	Life Insurance	Total	Annuities	Life Insurance	Total
	(Dollars in millions)
Present Value of Expected Net Premiums:
Balance, beginning of period	$—	$2,353	$2,353	$—	$3,145	$3,145
Beginning balance at original discount rate	—	2,507	2,507	—	3,254	3,254
Effect of changes in cash flow assumptions (1)	—	68	68	—	195	195
Effect of actual variances from expected experience	1	(56)	(55)	11	(325)	(314)
Adjusted beginning of period balance	1	2,519	2,520	11	3,124	3,135
Acquisition from business combination	—	—	—	—	—	—
Issuances	796	7	803	1,287	38	1,325
Interest accrual	7	71	78	10	87	97
Net premiums collected	(807)	(219)	(1,026)	(1,306)	(244)	(1,550)
Derecognitions (lapses and withdrawals)	3	—	3	—	1	1
Ending balance at original discount rate	—	2,378	2,378	2	3,006	3,008
Effect of changes in discount rate assumptions	—	(77)	(77)	—	(39)	(39)
Balance, end of period	$—	$2,301	$2,301	$2	$2,967	$2,969

Present Value of Expected Future Policy Benefits:
Balance, beginning of period	$5,532	$4,169	$9,701	$2,213	$5,040	$7,253
Beginning balance at original discount rate	5,668	4,601	10,269	2,217	5,277	7,494
Effect of changes in cash flow assumptions (1)	10	72	82	—	(185)	(185)
Effect of actual variances from expected experience	(1)	(50)	(51)	11	(357)	(346)
Adjusted beginning of period balance	5,677	4,623	10,300	2,228	4,735	6,963
Acquisition of business combination	—	—	—	311	—	311
Issuances	983	7	990	1,300	44	1,344
Interest accrual	212	132	344	105	145	250
Benefit payments	(414)	(237)	(651)	(199)	(223)	(422)
Derecognitions (lapses and withdrawals)	35	—	35	3	1	4
Foreign currency translation	78	—	78	—	—	—
Ending balance at original discount rate	6,571	4,525	11,096	3,748	4,702	8,450
Effect of changes in discount rate assumptions	(8)	(277)	(285)	83	(168)	(85)
Balance, end of period	$6,563	$4,248	$10,811	$3,831	$4,534	$8,365

Liability for future policy benefits	$6,563	$1,947	$8,510	$3,829	$1,567	$5,396
Less: Reinsurance recoverables	(2)	(1,270)	(1,272)	(3)	(1,288)	(1,291)
Net liability for future policy benefits, after reinsurance recoverable	$6,561	$677	$7,238	$3,826	$279	$4,105

Weighted-average liability duration of future policy benefits (years)	6 years	14 years		8 years	15 years

Weighted average interest accretion rate	5.29%	4.70%		5.12%	4.63%
Weighted average current discount rate	5.27%	5.42%		4.85%	5.05%
(1)For the nine months ended September 30, 2025, the Company recognized liability remeasurement impacts of $53 million from the net effect of the changes in cash flow assumptions, which were included in “Policyholder benefits and claims incurred” in the Condensed Consolidated Statements of Operations.
The Company performs its annual assumptions review during the third quarter of each year. In 2025, assumption updates resulted in a $31 million increase to future policy benefit liabilities. The notable changes to assumptions in the third quarter of 2025 resulted in (i) an increase in the liability for future policy benefits related to annuity products driven by unfavorable mortality. The change in mortality resulted in an offsetting decrease to the deferred profit liability and (ii) an increase in the liability for future policy benefits for universal life products primarily driven by unfavorable mortality, partially offset by a favorable update to premium persistency.

For the nine months ended September 30, 2024, the Company recognized liability remeasurement impacts of $15 million, which were included in “Policyholder benefits and claims incurred” in the Condensed Consolidated Statements of Operations. The notable changes to cash flow assumptions in the third quarter of 2024 resulted in (i) a decrease in the liability for future policy benefits related to annuity products driven by favorable mortality, which resulted in an offsetting increase to the deferred profit liability; (ii) a decrease in the liability for future policy benefits for term life products primarily driven by favorable mortality and favorable updates to policyholder lapse behavior assumptions; and (iii) an increase in the future policy benefits liability for universal life products driven by unfavorable updates in policyholder lapse assumptions and unfavorable mortality.
The amounts of undiscounted and discounted expected gross premiums and future benefit payments follow:

	September 30, 2025		September 30, 2024
	Undiscounted	Discounted	Undiscounted	Discounted
	(Dollars in millions)
Annuities
Expected future benefit payments	$11,444	$6,563	$6,011	$3,831
Expected future gross premiums	—	—	—	—

Life Insurance
Expected future benefit payments	8,585	4,248	9,051	4,534
Expected future gross premiums	5,381	3,248	5,858	3,681

Total
Expected future benefit payments	20,029	10,811	15,062	8,365
Expected future gross premiums	5,381	3,248	5,858	3,681
The amount of revenue and interest recognized in the Condensed Consolidated Statements of Operations follows:

	Nine Months Ended September 30,
	2025	2024	2025	2024
	Gross Premiums or Assessments		Interest Expense
	(Dollars in millions)
Annuity	$823	$2,903	$204	$176
Life Insurance	305	721	81	130

18. Policyholders' Account Balances
Policyholders’ account balances relate to investment-type contracts and universal life-type policies. Investment-type contracts principally include traditional individual fixed rate annuities and fixed index annuities in the accumulation phase and non-variable group annuity contracts.
The balances and changes in policyholders’ account balances follows:

	Nine Months Ended September 30,
	2025		2024
	Annuities	Life Insurance	Annuities	Life Insurance
	(Dollars in millions)
Balance, beginning of period	$80,046	$2,107	$14,694	$1,975
Issuances	12,851	35	8,192	51
Acquisition from business combination (1)	—	—	61,296	—
Premiums received	87	324	46	314
Policy charges	(456)	(278)	(298)	(284)
Surrenders and withdrawals	(7,916)	(81)	(6,278)	(62)
Interest credited	2,236	71	1,467	74
Benefit payments	(817)	—	(386)	—
Other	6	—	4	—
Balance, end of period	$86,037	$2,178	$78,737	$2,068

Reconciling items:
Supplemental contracts	$516	$—	$499	$—
Variable universal life	—	40	—	39
Variable deferred annuity	6	—	8	—
Embedded derivative and other	633	59	1,004	58
Total PAB balance, end of period	$87,192	$2,277	$80,248	$2,165

Weighted-average crediting rate	3.60%	5.18%	3.89%	4.88%
Net amount at risk (2)	$13,168	$40,062	$12,495	$38,548
Cash surrender value	$78,463	$1,944	$72,719	$1,826
(1)Amount for the nine months ended September 30, 2024 excludes $177 million of liabilities relating to supplemental contracts at acquisition date.
(2)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums follow.

	September 30, 2025
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 - 50 Basis Points Above	51 - 150 Basis Points Above	> 150 Basis Points Above	Other (1)	Total
		(Dollars in millions)
Annuities	0% - 1%	$3,553	$2,611	$4,336	$5,155	$—	$15,655
	1% - 2%	1,739	284	926	1,239	—	4,188
	2% - 3%	1,933	415	241	13,170	—	15,759
	Greater than 3%	265	5	7	10	—	287
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	50,148	50,148
	Total	$7,490	$3,315	$5,510	$19,574	$50,148	$86,037

Life Insurance	0% - 1%	$—	$—	$—	$—	$—	$—
	1% - 2%	38	2	67	820	—	927
	2% to 3%	381	—	220	—	—	601
	Greater than 3%	650	—	—	—	—	650
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	—	—
	Total	$1,069	$2	$287	$820	$—	$2,178

	September 30, 2024
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 - 50 Basis Points Above	51 - 150 Basis Points Above	> 150 Basis Points Above	Other (1)	Total
		(Dollars in millions)
Annuities	0% - 1%	$4,176	$2,882	$3,676	$4,763	$—	$15,497
	1% - 2%	1,504	366	1,411	1,765	—	5,046
	2% - 3%	1,907	412	142	8,354	—	10,815
	Greater than 3%	289	6	1	9	—	305
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	47,074	47,074
	Total	$7,876	$3,666	$5,230	$14,891	$47,074	$78,737

Life Insurance	0% - 1%	$—	$—	$—	$—	$—	$—
	1% - 2%	30	2	57	699	—	788
	2% to 3%	422	—	222	—	—	644
	Greater than 3%	636	—	—	—	—	636
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	—	—
	Total	$1,088	$2	$279	$699	$—	$2,068
(1)Other includes products with either a fixed rate or no guaranteed minimum crediting rate or allocated to index strategies.
In the third quarter of 2025, the Company performed its annual assumption review related to investment-type contracts and universal life-type contracts, which resulted in $257 million net decrease primarily in the value of embedded derivatives related to fixed-index annuity products, which was included in “Change in fair value of insurance-related derivatives and embedded derivatives” in the Condensed Consolidated Statements of Operations. The notable changes made to cash flow assumptions from the annual assumption review were a net decrease in option budget primarily from a decrease in observed short-term option costs and an increase in our own credit spread through the update of the risk premium to reflect current market rates.
In the third quarter of 2024, the Company performed its annual assumption review related to investment-type contracts and universal life-type contracts, which resulted in $60 million net increase primarily in the value of embedded derivatives related to fixed-index annuity products, which was included in “Change in fair value of insurance-related derivatives and embedded derivatives” in the Condensed Consolidated Statements of Operations. The notable changes made to cash flow assumptions from the annual assumption review were a net increase in option budget primarily from an increase in investment portfolio rates and an increase in the utilization assumption for the lifetime income benefit riders partially offset by favorable updates to policyholder lapse behavior assumptions.

19. Market Risk Benefits
The net balance of market risk benefit (MRB) assets and liabilities of, and changes in guaranteed minimum withdrawal benefits associated with, annuity contracts is as follows:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$2,799	$—
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	2,549	1
Acquisition from business combination (1)	—	2,420
Issuances	(4)	3
Interest accrual	110	61
Attributed fees collected	191	91
Effect of changes in interest rates	73	413
Effect of changes in equity markets	104	(39)
Effect of changes in equity index volatility	(53)	(95)
Effect of changes in future expected policyholder behavior	62	(13)
Effect of changes in other future expected assumptions	210	44
Balance, end of period, before effect of changes in the instrument-specific credit	3,242	2,886
Effect of changes in the ending instrument-specific credit risk	153	81
Balance, end of period	3,395	2,967
Less: Reinsured MRB, end of period	(595)	(746)
Balance, end of period, net of reinsurance	$2,800	$2,221

Net amount at risk (2)	$12,717	$12,078
Weighted average attained age of contract holders (years)	71 years	71 years
(1)Excludes the measurement period adjustment to market risk benefits liability recorded in the third quarter of 2024. See Note 16 - Acquisitions for the details.
(2)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
The reconciliation of market risk benefits by amounts in an asset position and in a liability position to the “Market risk benefits” amount in the Condensed Consolidated Statements of Financial Position follows.

	September 30, 2025
	Asset	Liability	Net Liability
	(Dollars in millions)
Market risk benefits	$1,110	$4,505	$3,395

	December 31, 2024
	Asset	Liability	Net Liability
	(Dollars in millions)
Market risk benefits	$856	$3,655	$2,799
In the third quarter of 2025, the Company performed its annual assumption review for annuity contracts, which resulted in a $202 million net increase in the market risk benefits liability, which was included in “Change in fair value of market risk benefits” in the Condensed Consolidated Statements of Operations. The notable changes to cash flow assumptions from the annual assumption review were a net increase in the utilization assumption for the lifetime income benefit riders, a decrease in option budget primarily from a decrease in observed short-term option costs partially offset by favorable updates to policyholder lapse behavior assumptions.
In the third quarter of 2024, the Company performed its annual assumption review for annuity contracts, which resulted in a $40 million net decrease in the market risk benefits liability, which was included in “Change in fair value of market risk benefits” in the Condensed Consolidated Statements of Operations. The notable changes to cash flow assumptions from the annual assumption review were a net increase in option budget primarily from an increase in investment portfolio rates and favorable updates to policyholder lapse behavior assumptions.

20. Liability For Unpaid Claims and Claim Adjustment Expenses
The liability for unpaid claims and claim adjustment expenses (“unpaid claims”) for property and casualty insurance is included in “Policy and contract claims” in the Condensed Consolidated Statements of Financial Position and is the amount estimated for incurred but not reported (“IBNR”) claims and claims that have been reported but not settled (“case reserves”), as well as associated claim adjustment expenses.
Information regarding the liability for unpaid claims is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Policy and contract claims, beginning	$1,910	$1,880	$1,867	$1,870
Less: Unpaid claims balance, beginning – long-duration	253	213	241	213
Gross unpaid claims balance, beginning – short-duration	1,657	1,667	1,626	1,657
Less: Reinsurance recoverables, beginning	303	271	288	302
Net unpaid claims balance, beginning – short-duration	1,354	1,396	1,338	1,355
Acquisition from business combination, net of reinsurance	—	—	—	1
Add: incurred related to:
Current accident year	242	354	837	1,104
Prior accident years	18	(7)	35	(39)
Total incurred claims	260	347	872	1,065
Less: paid claims related to:
Current accident year	166	232	407	541
Prior accident years	129	109	484	478
Total paid claims	295	341	891	1,019
Net unpaid claims balance, ending – short-duration	1,319	1,402	1,319	1,402
Add: Reinsurance recoverables, ending	212	300	212	300
Gross unpaid claims balance, ending – short-duration	1,531	1,702	1,531	1,702
Add: Unpaid claims balance, ending – long duration	280	201	280	201
Policy and contract claims, ending	$1,811	$1,903	$1,811	$1,903
The estimates for ultimate incurred claims attributable to insured events of prior years increased by $18 million and increased by $35 million for the three and nine months ended September 30, 2025, respectively, and decreased by $7 million and decreased by $39 million for the three and nine months ended September 30, 2024, respectively. The unfavorable development in 2025 was a reflection of higher than anticipated losses arising from personal auto, personal other, and specialty market product lines. The favorable development in 2024 was a reflection of lower than anticipated losses arising from commercial other, business owners, workers’ compensation, and homeowners lines of business.
For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims as of September 30, 2025 and December 31, 2024 were $7 million and $7 million, respectively.

21. Long Term Borrowings
The following is a summary of our long term borrowings:

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Term Loan Credit Facility - due May 25, 2027	$598	$1,297
5.000% Senior Notes - due June 15, 2027	489	485
5.750% Senior Notes - due October 1, 2029	596	595
6.144% Senior Notes - due June 13, 2032	497	496
6.000% Senior Notes - due July 15, 2035	692	—
5.000% American Equity Capital Trust II - due June 1, 2047	84	84
7.000% Fixed-Rate Reset Junior Subordinated Notes - due December 1, 2055	493	—
Total	$3,449	$2,957
Term Loan Credit Facility - On June 27, 2025, the Company repaid $700 million under this agreement using proceeds of the 2035 Senior Notes issued on June 27, 2025.
6.000% Senior Notes - On June 27, 2025, the Company issued $700 million aggregate principal amount of 6.000% Senior Notes due 2035 (the “2035 Senior Notes”). The 2035 Senior Notes bear interest at the rate of 6.000% per year, payable semi-annually on January 15 and July 15, beginning on January 15, 2026. The 2035 Senior Notes will mature on July 15, 2035; however the Company may, at its option, redeem some or all of the 2035 Senior Notes, at any time or from time to time prior to their maturity at the applicable redemption price, plus any accrued and unpaid interest thereon to, but excluding, the redemption date for the 2035 Senior Notes. We used the net proceeds from this offering to repay a portion of the outstanding indebtedness under our Term Loan Credit Facility.
7.000% Fixed-Rate Reset Junior Subordinated Notes - On August 22, 2025, the Company issued $500 million aggregate principal amount of 7.000% Fixed-Rate Reset Junior Subordinated Notes due 2055 (the “2055 Notes”). The 2055 Notes are unsecured and junior subordinated obligations of the Company that rank equally in right of payment with all of the Company’s future equally-ranking junior subordinated indebtedness and that rank junior in right of payment to all of the Company’s existing and future senior indebtedness. The 2055 Notes are effectively subordinated to all of the existing and future indebtedness and other liabilities of the Company’s subsidiaries. The 2055 Notes bear interest (i) until, but excluding, December 1, 2030 (the “First Reset Date”), at the rate of 7.000% per annum and (ii) from, and including, December 1, 2030, at a rate per annum equal to the Five-year U.S. Treasury Rate (as defined in the applicable indenture) plus 3.183%, to be reset on each Reset Date (as defined in the applicable indenture), provided that such rate will not reset below 7.000%. The 2055 Notes will mature on December 1, 2055; however the Company may, at its option, redeem some or all of the 2055 Notes at any time or from time to time prior to their maturity (i) during the three-month period prior to, and including, the First Reset Date and (ii) after the First Reset Date, on any interest payment date, at the applicable redemption price, plus any accrued and unpaid interest thereon (including compounded interest, if any) to, but excluding, the date of redemption for the 2055 Notes.
The agreements above require the Company and its subsidiaries to maintain minimum net worth covenants. As of September 30, 2025 and December 31, 2024, the Company was in compliance with its financial covenants.
22. Income Taxes
For the three and nine months ended September 30, 2025, the effective tax rates on pre-tax income were 35.3% and 37.6%, respectively. For both periods, the effective tax rate is higher than the statutory rate of 21% due to a one-time adjustment related to the Bermuda corporate income tax. Excluding this one-time adjustment, our effective tax rate was not materially different from the statutory rate of 21%.
For the three and nine months ended September 30, 2024, the effective tax rates on pre-tax income were 18.8% and 109.4%, respectively. For the three month period, the Company’s effective tax rate differed from the statutory rate of 21% primarily due to adjustments for noncontrolling interest. For the nine month period, the Company’s effective tax rate differed from the statutory tax rate of 21% primarily due to an increase in our deferred tax asset related to the Bermuda corporate income tax.
Pillar Two and Bermuda Corporate Income Tax Regime
In December 2023, the Government of Bermuda enacted a corporate income tax (“CIT”) regime, designed to align with the Organization for Economic Cooperation and Development's ("OECD's") global minimum tax rules. The Corporate Income Tax Act 2023 came into operation in its entirety on January 1, 2025. The regime applies a 15% CIT to Bermuda businesses that are part of Multinational Enterprise Groups with annual revenue of €750 million or more, which includes ANGI. As of September 30, 2025, we had a deferred tax asset of $303 million relating to this regime.
The Company continues to evaluate the impact of the global minimum tax requirements by monitoring the legislative changes and future developments in relation to Pillar Two across jurisdictions in which the Company operates and assessing their impact on our operations and financial statements.

Other Tax Matters
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes provisions that allow for the immediate expensing of domestic research and development expenses, immediate expensing of certain capital expenditures and other changes to the U.S. taxation of profits derived from foreign operations. The Company continues to evaluate the new legislation but it is not anticipated to have a material impact to our consolidated financial statements.
23. Stockholders' Equity
As a result of and following the Merger and the Reincorporation, the Company had 10,000 shares of common stock with a par value of $0.01 per share authorized and outstanding, all of which are held by Brookfield Wealth Solutions Ltd. and its affiliates. See Note 1 - Organization and Description of the Company for additional information.
As part of the acquisition of American Equity, the Company assumed the issuance of 16,000 shares of 5.95% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series A ("Series A") with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $389 million. On February 24, 2025, the Company redeemed all of the 16,000 outstanding shares of Series A and the corresponding 16,000,000 depositary shares, each representing a 1/1,000th interest in one share of Series A with a total redemption payment of $408 million. As part of the redemption, the Company recognized a loss of $11 million and paid dividends totaling $8 million. For the three and nine months ended September 30, 2024, we paid dividends totaling $6 million and $12 million for Series A preferred stock, respectively.
As part of the acquisition of American Equity, the Company assumed the issuance of 12,000 shares of 6.625% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series B ("Series B") with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $290 million.
Dividends on the Series B preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the first day of March, June, September and December of each year, commencing on December 1, 2020 for Series B. For the three and nine months ended September 30, 2025, we paid dividends totaling $5 million and $15 million for Series B preferred stock, respectively. For the three and nine months ended September 30, 2024, we paid dividends totaling $5 million and $10 million for Series B preferred stock, respectively. The Series B preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions.
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
Dividends on the Series D preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the 15th day of January, April, July and October of each year, commencing on April 15, 2025. The Series D preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions. During the nine months ended September 30, 2025, we paid dividends totaling $12 million and during the third quarter of 2025, we accrued for dividends totaling $6 million for the Series D preferred stock, respectively.

24. Accumulated Other Comprehensive Income
The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below:

	Change in Net Unrealized Investment Gains (Losses)	Change in Discount Rate for Future Policy Benefits	Change in Instrument- Specific Credit Risk for Market Risk Benefits	Defined Benefit Pension Plan Adjustment	Foreign Currency Translation / Other	Total
	(Dollars in millions)
Balance as of December 31, 2024	$177	$279	$(196)	$103	$(23)	$340
Other comprehensive income (loss) before reclassifications	355	(35)	68	(4)	42	426
Amounts reclassified to (from) AOCI	(7)	—	—	—	—	(7)
Deferred income tax benefit (expense)	(75)	12	(19)	1	(8)	(89)
Balance at March 31, 2025	450	256	(147)	100	11	670
Other comprehensive income (loss) before reclassifications	82	(57)	(104)	(3)	109	27
Amounts reclassified to (from) AOCI	(34)	—	—	—	—	(34)
Deferred income tax benefit (expense)	(6)	4	26	1	(24)	1
Balance at June 30, 2025	492	203	(225)	98	96	664
Other comprehensive income (loss) before reclassifications	623	(56)	125	(30)	(94)	568
Amounts reclassified to (from) AOCI	35	—	—	—	—	35
Deferred income tax benefit (expense)	(141)	15	(26)	6	11	(135)
Balance at September 30, 2025	$1,009	$162	$(126)	$74	$13	$1,132

Balance as of December 31, 2023	$(299)	$105	$1	$85	$(1)	$(109)
Other comprehensive income (loss) before reclassifications	(56)	128	(11)	5	(3)	63
Amounts reclassified to (from) AOCI	—	—	—	—	—	—
Deferred income tax benefit (expense) and other	12	(26)	2	(1)	—	(13)
Balance at March 31, 2024	(343)	207	(8)	89	(4)	(59)
Other comprehensive income (loss) before reclassifications	489	101	18	19	10	637
Amounts reclassified to (from) AOCI	4	—	—	—	—	4
Deferred income tax benefit (expense)	(106)	(21)	(4)	(4)	(2)	(137)
Balance at June 30, 2024	44	287	6	104	4	445
Other comprehensive income (loss) before reclassifications	1,689	(290)	(90)	4	(2)	1,311
Amounts reclassified to (from) AOCI	2	—	—	—	—	2
Deferred income tax benefit (expense)	(357)	59	19	(1)	3	(277)
Balance at September 30, 2024	$1,378	$56	$(65)	$107	$5	$1,481
25. Related Party Transactions
The Company has entered into recurring transactions and agreements with certain related parties. The impact on the Condensed Consolidated Financial Statements of significant related party transactions is discussed below.
Investment Management
For the three and nine months ended September 30, 2025 the Company’s insurance subsidiaries paid investment management fees pursuant to investment management agreements with an affiliate of BAM of $56 million and $155 million, respectively. For the three and nine months ended September 30, 2024 the Company paid investment management fees of $40 million and $85 million, respectively.

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
Other Related Party Transactions
For the nine months ended September 30, 2025 and 2024, the Company and its subsidiaries, in aggregate, purchased related party investments of $3.1 billion and $2.6 billion, respectively. Investment transactions with related parties are accounted for in the same manner as those with unrelated parties in the financial statements.
As of September 30, 2025 and December 31, 2024, we held investments in related parties of $11.3 billion and $9.6 billion, respectively.
American National and its subsidiaries entered into deposit agreements with BAMR US Holdings LLC, an indirect wholly-owned subsidiary of Brookfield Wealth Solutions. The balances at September 30, 2025 and December 31, 2024 were $646 million and $464 million, respectively. These deposits are considered a cash and cash equivalent in the Company's Condensed Consolidated Statements of Financial Position as of September 30, 2025 and December 31, 2024.
As of September 30, 2025 and December 31, 2024, Freestone had a deposit of $262 million and $254 million, respectively, with the Brookfield Treasury Management Inc., a subsidiary of Brookfield Corporation. This amount is included in cash and cash equivalents in the Company's Condensed Consolidated Statements of Financial Position. For the three and nine months ended September 30, 2025, the Company earned interest income of $3 million and $9 million, respectively, and $6 million and $8 million for the three and nine months ended September 30, 2024, respectively.

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
The tables below provide each segment’s results in the format that the CODM reviews its reporting segments to make decisions and assess performance.

	Three Months Ended September 30, 2025
	Annuities	P&C	Life Insurance	Total
	(Dollars in millions)
Net premiums and other policy related revenues	$308	$364	$96
Net investment income, including reinsurance funds withheld	1,285	41	49
Segment revenues (1)(2)	1,593	405	145	$2,143
Policyholder benefits, net	221	255	69
Interest sensitive contract benefits, excluding index credits	529	—	10
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	247	83	15
Other insurance and reinsurance expenses (3)	100	—	—
Operating expenses, excluding transactions costs	107	29	14
Segment DOE	$389	$38	$37	$464
Corporate and other DOE				(110)
Depreciation and amortization expenses				(35)
Deferred income tax recovery relating to basis and other changes				(25)
Transaction costs				10
Unrealized net investment gains (losses), including reinsurance funds withheld				(117)
Mark-to-market gains (losses) within insurance contracts and other net assets				21
Net income (loss)				$208

	Three Months Ended September 30, 2024
	Annuities	P&C	Life Insurance	Total
	(Dollars in millions)
Net premiums and other policy related revenues	$471	$473	$164
Net investment income, including reinsurance funds withheld	1,034	43	80
Segment revenues (1)(2)	1,505	516	244	$2,265
Policyholder benefits, net	443	329	117
Interest sensitive contract benefits, excluding index credits	402	—	8
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	175	99	15
Other insurance and reinsurance expenses (3)	44	—	—
Operating expenses, excluding transactions costs	99	65	62
Segment DOE	$342	$23	$42	$407
Corporate and other DOE				(47)
Depreciation and amortization expenses				(25)
Deferred income tax recovery relating to basis and other changes				105
Transaction costs				(32)
Unrealized net investment gains (losses), including reinsurance funds withheld				128
Mark-to-market gains (losses) within insurance contracts and other net assets				(835)
Net income (loss)				$(299)

	Nine Months Ended September 30, 2025
	Annuities	P&C	Life Insurance	Total
	(Dollars in millions)
Net premiums and other policy related revenues	$1,281	$1,204	$300
Net investment income, including reinsurance funds withheld	3,761	123	156
Segment revenues (1)(2)	5,042	1,327	456	$6,825
Policyholder benefits, net	1,031	861	232
Interest sensitive contract benefits, excluding index credits	1,489	—	23
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	692	272	31
Other insurance and reinsurance expenses (3)	313	—	—
Operating expenses, excluding transactions costs	349	96	61
Segment DOE	$1,168	$98	$109	$1,375
Corporate and other DOE				(318)
Depreciation and amortization expenses				(125)
Deferred income tax recovery (expense) relating to basis and other changes				147
Transaction costs				(27)
Mark-to-market gains (losses) on investments, including reinsurance funds withheld				(342)
Mark-to-market gains (losses) on insurance contracts and other net assets				(597)
Net income (loss)				$113

	Nine Months Ended September 30, 2024
	Annuities	P&C	Life Insurance	Total
	(Dollars in millions)
Net premiums and other policy related revenues	$1,586	$1,411	$556
Net investment income, including reinsurance funds withheld	2,056	131	304
Segment revenues (1)(2)	3,642	1,542	860	$6,044
Policyholder benefits, net	1,521	1,040	425
Interest sensitive contract benefits, excluding index credits	807	—	34
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	294	314	41
Other insurance and reinsurance expenses (3)	71	—	—
Operating expenses, excluding transactions costs	186	141	186
Income tax expense (recovery), net	72	(4)	12
Segment DOE	$691	$51	$162	$904
Corporate and other DOE				(92)
Depreciation and amortization expenses				(49)
Deferred income tax recovery (expense) relating to basis and other changes				432
Transaction costs				(163)
Mark-to-market gains (losses) on investments, including reinsurance funds withheld				487
Mark-to-market gains (losses) on insurance contracts and other net assets				(1,461)
Net income (loss)				$58
(1)For the three and nine months ended September 30, 2025 and 2024, there were no material intersegment revenues.
(2)Our consolidated revenues in the Condensed Consolidated Statements of Operations principally represent the sum of “Segment revenues” and “Mark-to-market gains (losses) on investments, including reinsurance funds withheld” in the tables above.
(3)“Other insurance and reinsurance expenses” primarily represent “Change in fair value of market risk benefits” excluding the effect of changes in market risks (e.g., interest rates, equity markets and equity index volatility). See Note 19 - Market Risk Benefits for the details of market risk benefits.
The Company’s Annuities segment offers annuity-based products to individuals and institutions. Total premium revenues recorded within Annuities segment for the three and nine months ended September 30, 2025 and 2024 were primarily from PRT transactions with institutions in the United States and United Kingdom. Premiums received from retail annuities are generally recorded as deposits and are not included in net premiums.
Our P&C segment provides a broad range of P&C products through American National, which include coverage for property, casualty, specialty and other. Total earned premiums within this segment for the three and nine months ended September 30, 2025 and 2024 were primarily from transactions with U.S.-based individuals and institutions.
The Company’s Life Insurance business is principally provided by American National. Total premium revenues recorded within this segment for the three and nine months ended September 30, 2025 and 2024 were primarily from transactions with U.S. retail customers.
In addition to DOE, the CODM also monitors the assets, including investments accounted for using the equity method, liabilities and equity attributable to each segment.

	Annuities	P&C	Life Insurance	Total (1)
	(Dollars in millions)
As of September 30, 2025
Assets	$115,143	$4,339	$9,670	$129,152
Liabilities	105,507	2,252	7,469	115,228
Equity	9,636	2,087	2,201	13,924

As of December 31, 2024
Assets	$107,208	$4,742	$9,232	$121,182
Liabilities	98,851	2,544	6,396	107,791
Equity	8,357	2,198	2,836	13,391
(1)Table excludes amounts related to Corporate and other which is not a reportable segment for ANGI.

A subsidiary of American National held $1.4 billion and $1.3 billion of assets pledged under a coinsurance reinsurance agreement with a customer domiciled in the United Kingdom as of September 30, 2025 and December 31, 2024, respectively. There were no other material assets held in jurisdictions outside of the United States as of September 30, 2025 and December 31, 2024. There was no material revenue generated in jurisdictions outside of the United States for the three and nine months ended September 30, 2025 and 2024.
27. Financial Commitments and Contingencies
Commitments
As of September 30, 2025, the Company and its subsidiaries, in aggregate, had outstanding unfunded commitments to purchase, expand or improve real estate and to fund mortgage loans, private loans and investment funds of $6.9 billion.
In addition, the subsidiaries of the Company had outstanding letters of credit in the amount of $6 million as of September 30, 2025.
The Company’s subsidiaries lease office space, technological equipment and automobiles. The remaining long-term lease commitments as of September 30, 2025 were approximately $111 million and are included in the Company’s Condensed Consolidated Statements of Financial Position within “Other liabilities”.
Federal Home Loan Bank (“FHLB”) Agreements
Certain of the Company’s subsidiaries have access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of September 30, 2025, certain municipal bonds and collateralized mortgage obligations with a fair value of approximately $801 million and commercial mortgage loans of approximately $1.1 billion were on deposit with the FHLB as collateral for borrowing. As of September 30, 2025, the collateral provided borrowing capacity of approximately $1.5 billion. The deposited securities and commercial mortgage loans are included in the Condensed Consolidated Statements of Financial Position within “Available-for-sale fixed maturity securities” and “Mortgage loans on real estate”, respectively.
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
28. Subsequent Events
The Company evaluated all events and transactions through November 13, 2025, the date the accompanying condensed consolidated financial statements were issued.
On October 1, 2025, the Company completed the transfer of its property and casualty subsidiaries, American National Property And Casualty Company, United Farm Family Insurance Company and Farm Family Casualty Insurance Company (collectively, the “P&C Subsidiaries”) to Argo Group International Holdings, Inc. (“Argo”). The Company received a capital contribution (the “Capital Contribution”) of $400 million on October 27, 2025. The Company used the proceeds from the Capital Contribution together with additional funds to repay $500 million of the Term Loan Credit Facility on October 29, 2025 with the objective of keeping the transfer of the P&C Subsidiaries to Argo leverage neutral to the Company. Argo and the Company are both wholly-owned subsidiaries of Brookfield Wealth Solutions Ltd.
Effective October 1, 2025, ANICO entered into a coinsurance reinsurance agreement with a third-party insurer in Japan, Dai-ichi Frontier Life, whereby ANICO will reinsure certain policies on a flow basis.
On October 6, 2025, the Company redeemed all of the 12,000 outstanding shares of Series B and the corresponding 12,000,000 depositary shares, each representing a 1/1,000th interest in one share of Series B with a total redemption payment of $303 million. As part of the redemption, the Company paid dividends totaling $3 million. For the three months ended September 30, 2024, we paid dividends totaling $5 million for Series B preferred stock. The Company funded the redemption with the net proceeds from its previously announced sale of $500 million aggregate principal amount of the 2055 Notes. See Note 21 - Long Term Borrowings for additional details regarding the 2055 Notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited condensed consolidated financial position at September 30, 2025 compared with December 31, 2024, and our unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2025 and 2024, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited condensed consolidated financial statements, notes thereto and selected condensed consolidated financial data appearing elsewhere in this Form 10-Q as well as the December 31, 2024 audited consolidated financial statements included in the Form 10-K, filed with the SEC on March 31, 2025. Interim operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the entire year. Preparation of financial statements requires use of management estimates and assumptions.
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
Overview of our Business
As a result of the Post-Effective Merger of American National into AEL, the condensed consolidated financial statements for the periods prior to the Post-Effective Merger represent the results of American National as the accounting acquirer. For periods subsequent to the Post-Effective Merger, the condensed consolidated financial statements represent the combined results of American National and AEL. See Note 1 - Organization and Description of the Company for additional discussion on the Post-Effective Merger. Throughout this report, unless otherwise specified or the context otherwise requires, all references to “ANGI", the "Company", "we", "our" and similar references are to American National Group Inc. and its consolidated subsidiaries.
Through our insurance subsidiaries, our Company is primarily focused on providing insurance solutions to individuals and institutions through a broad range of annuity and retirement products and services. Our business is presently conducted through our subsidiaries under three operating segments: Annuities, Property and Casualty (“P&C”) and Life Insurance.

Key Financial Data
The following table presents key financial data of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Total assets	$130,559	$123,659	$130,559	$123,659
Net income (loss) attributable to American National Group Inc. common stockholder	208	(299)	113	58
Segment distributable operating earnings (1)	464	407	1,375	904
(1)Distributable Operating Earnings is a Non-GAAP measure. See “Reconciliation of Non-GAAP Measures”.
Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024
The results of operations discussed below comprise results for American National for the periods prior to the Post-Effective Merger and the combined results of American National and AEL for periods subsequent to the Post-Effective Merger.
Net Premiums
The breakdown of premiums by product, net of ceded premiums is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Annuities
Retail (1)
Fixed Index	$—	$2	$—	$3
Fixed Rate	—	1	2	1
Total Retail Annuities	—	3	2	4
Institutional
Pension Risk Transfer (2)	99	285	734	1,228
Total Institutional Annuities	99	285	734	1,228

Total Annuities	99	288	736	1,232

Life	106	135	280	412

Property Casualty
Property	274	324	396	946
Liability	87	139	795	412
Other	—	2	—	35
Total Property and Casualty	361	465	1,191	1,393

Total net premiums	$566	$888	$2,207	$3,037
(1)Premiums received from retail annuities are generally recorded as deposits and are not included in net premiums on the Condensed Consolidated Statements of Operations.
(2)Premiums differ from gross annuity sales in Pension Risk Transfer (PRT), since premiums are recognized as revenue when due while they are included in sales upon deal close, which is confirmed by the counterparty.
Comparison of Three Months Ended September 30, 2025 vs. 2024
For the three months ended September 30, 2025, we reported total net premiums of $566 million, compared to net premiums of $888 million for the same period in 2024. The decrease of $322 million is primarily due to the phased withdrawal from non-core business in our P&C segment, reinsurance agreements executed on our Life Insurance segment, and a decline in our PRT related premiums due to overall decline in the market in 2025.

Comparison of Nine Months Ended September 30, 2025 vs. 2024
For the nine months ended September 30, 2025, we reported total net premiums of $2.2 billion, compared to net premiums of $3.0 billion for the same period in 2024. The decrease of $830 million is a result of the aforementioned phased withdrawal from non-core business in our P&C segment, reinsurance agreements executed on our Life Insurance segment, and a decline in our PRT related premiums due to overall decline in the market in 2025.
Gross annuity sales are comprised of directly written retail and institutional annuity deposits, which generally are not included in revenues on the Condensed Consolidated Statements of Operations.
The breakdown of gross annuity sales is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Retail:
Fixed Index	$2,528	$2,027	$6,876	$3,677
Fixed Rate	2,125	1,799	4,197	4,016
Variable (1)	101	17	227	47
Total Retail Annuities	4,754	3,843	11,300	7,740

Institutional:
Pension Risk Transfer (2)	100	289	744	1,233
Funding Agreements	—	—	900	—
Total Institutional Annuities	100	289	1,644	1,233

Total gross annuity sales	$4,854	$4,132	$12,944	$8,973
(1)Variable sales represent additional premiums on previously issued policies.
(2)Gross annuity sales differ from premiums in Pension Risk Transfer, since premiums are recognized as revenue when due while they are included in sales upon deal close, which is confirmed by the counterparty.
Comparison of Three Months Ended September 30, 2025 vs. 2024
For the three months ended September 30, 2025, we reported total gross annuity sales of $4.9 billion, compared to gross annuity sales of $4.1 billion for the same period in 2024. The increase of $722 million is primarily due to increased sales activity in our fixed index and fixed rate retail annuity products.
Comparison of Nine Months Ended September 30, 2025 vs. 2024
For the nine months ended September 30, 2025, we reported total gross annuity sales of $12.9 billion, compared to gross annuity sales of $9.0 billion in the prior year period. The increase of $4.0 billion is primarily due to our funding agreement backed notes (“FABN”) issuances during the period coupled with increased sales in our fixed index annuity product primarily contributed from the inclusion of AEL for the full period in 2025.

The following table summarizes the financial results of our business for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net premiums	$566	$888	$2,207	$3,037
Other policy revenue	181	208	502	504
Net investment income	1,285	1,024	3,720	2,396
Investment related gains (losses)	2	(128)	71	(160)
Other income	24	12	83	12
Total revenues	2,058	2,004	6,583	5,789

Policyholder benefits and claims incurred	527	846	2,243	2,962
Interest sensitive contract benefits	523	523	1,520	1,068
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	345	289	995	649
Change in fair value of insurance-related derivatives and embedded derivatives	(187)	344	143	346
Change in fair value of market risk benefits	310	134	624	292
Operating expenses	156	228	647	666
Interest expense	47	49	140	114
Total benefits and expenses	1,721	2,413	6,312	6,097
Net income (loss) before income taxes	337	(409)	271	(308)
Income tax expense (benefit)	119	(77)	102	(337)
Net income (loss)	218	(332)	169	29
Less: Net income (loss) attributable to noncontrolling interests	(1)	(44)	4	(51)
Net income (loss) attributable to American National Group Inc. stockholders	219	(288)	165	80
Less: Preferred stock dividends and redemption	11	11	52	22
Net income (loss) attributable to American National Group Inc. common stockholder	$208	$(299)	$113	$58
Comparison of Three Months Ended September 30, 2025 vs. 2024
For the three months ended September 30, 2025, we reported net income of $219 million, compared to net loss of $(288) million for the same period in 2024. The increase of $507 million was primarily driven by a decrease in the change in fair value of insurance-related derivatives and embedded derivatives as a result of equity market and interest rate movements, a decrease in policyholder benefits and claims incurred, an increase in net investment income, and a decrease in operating expenses. Those impacts were partially offset by an increase in amortization of DAC, DSI, and VOBA which is a result of continued growth of the annuity business, a decrease in net premiums, and an increase in the change in fair value of market risk benefits.
Net premiums and other policy revenue were $747 million for the three months ended September 30, 2025, compared to $1.1 billion for the same period in 2024. The decrease of $349 million was primarily attributable to lower PRT sales in the quarter as compared to the prior year and the phased withdrawal from non-core businesses in our P&C segment.
Net investment income increased by $261 million for the three months ended September 30, 2025, compared to the same period in 2024. Net investment income comprise interest and dividends received on financial instruments, equity investments and other miscellaneous fee income. The increase in 2025 was driven by the increase in assets under management due to growth of the business as well as the continued rotation into higher yielding investment strategies.
We recorded $2 million of investment related gains for the three months ended September 30, 2025, an increase of $130 million compared to the same period in 2024. The increase was primarily driven by the non-recurrence of the realized losses on investments recognized during the third quarter of 2024 as a result of the transfer of assets pursuant to the RGA reinsurance transaction which was effective July 1, 2024.
Policyholder benefits and claims incurred were $527 million for the three months ended September 30, 2025, compared to $846 million for the same period in 2024. The decrease of $319 million was primarily due to a decrease in PRT sales which resulted in lower reserve changes coupled with a decrease in claims incurred due to the impact of business ceded to RGA subsequent to the effectuation of the life insurance reinsurance transaction.
Interest sensitive contract benefits represent interest credited to policyholders’ account balances from our investment contracts with customers. During the three months ended September 30, 2025, interest sensitive contract benefits were equivalent compared to the same period in 2024, driven mainly by new business issued within our annuities segment and equity market movements, offset by surrender and withdrawal activities.

Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired increased by $56 million compared to the same period in 2024, primarily due to the continued growth of the annuity business which increases the deferred acquisition cost and deferred sales inducements assets.
Change in fair value of insurance-related derivatives and embedded derivatives decreased by $531 million for the three months ended September 30, 2025 compared to the same period of 2024. The decrease was primarily due to the favorable impact of assumption updates as a result of our annual assumption review along with the impact of interest rates and equity market performance on the fair value of the embedded derivatives and equity-indexed options.
Change in fair value of market risk benefits represents the mark-to-market movements of our liability based on protection to the policyholder from capital market risk. The increase in the fair value of market risk benefits of $176 million for the three months ended September 30, 2025 compared to the same period of 2024 was primarily due to the impact of interest rates and equity markets on the valuation of these liabilities coupled with the impact of assumption updates as a result of our annual assumption review.
Operating expenses were $156 million for the three months ended September 30, 2025, compared to $228 million for the same period in 2024, a decrease of $72 million. The decrease was primarily driven by a non-recurring $27 million benefit realized from the termination of American National’s pension plan, as well as ongoing cost optimization efforts.
The decrease of $2 million of interest expense on borrowings compared to the same period in 2024 was mainly due to the consolidation impact of certain investment variable interest entities.
Comparison of Nine Months Ended September 30, 2025 vs. 2024
The results of operations discussed below comprise results for American National for the periods prior to the Post-Effective Merger and the combined results of American National and AEL for periods subsequent to the Post-Effective Merger.
For the nine months ended September 30, 2025, we reported net income of $165 million, compared to a net income of $80 million for the same period in 2024. The increase is primarily driven by an increase in net investment income due to the inclusion of American Equity following the acquisition and an increase in investment related gains (losses) as a result of the non-recurrence of realized losses recognized in the prior year as a result of the transfer of assets pursuant to the RGA reinsurance transaction which was effective July 1, 2024, and a decrease in policyholder benefits and claims incurred. Those impacts were partially offset by an increase in the change in fair value of market risk benefits as a result of equity market and interest rate movements, an increase in interest sensitive contract benefits, an increase in amortization of DAC, DSI, and VOBA, and an increase in interest expense all of which are a result of continued growth of the annuity business and inclusion of American Equity following the acquisition.
Net premiums and other policy revenue of $2.7 billion decreased by $832 million for the nine months ended September 30, 2025, compared to the same period in 2024 primarily due to lower PRT sales as compared to the prior year period coupled with the phased withdrawal from non-core businesses in our P&C segment.
Net investment income increased by $1.3 billion for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily driven by the increase in assets under management following the acquisition of American Equity as well as the continued rotation into higher yielding investment strategies.
The Company realized investment related gains of $71 million for the nine months ended September 30, 2025, compared to losses of $160 million for the same period in 2024. The increase in investment gains of $231 million was primarily due to one-time realized losses recognized in the prior year as a result of the transfer of assets pursuant to the RGA reinsurance transaction which was effective July 1, 2024 as well as realized gains recognized during 2025 through the foreclosure and conversion of certain agricultural loans to real estate owned.
Policyholder benefits and claims incurred decreased by $719 million for the nine months ended September 30, 2025, compared to the same period in 2024. The decrease is primarily due to a reduction in PRT sales which resulted in lower reserve changes coupled with a decrease in claims incurred due to the impact of life insurance business ceded to RGA subsequent to the effectuation of the reinsurance transaction.
For the nine months ended September 30, 2025, interest sensitive contract benefits increased compared to the same period in 2024 by $452 million which was primarily driven by an increase in the in-force block of annuity business following the acquisition of American Equity.
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired increased by $346 million compared to the same period in 2024, primarily due to an increase in the amortization of VOBA due to the increase in the VOBA asset following the acquisition of American Equity as well as the continued growth of the annuity business which increases the deferred acquisition cost and deferred sales inducements assets.
Change in fair value of insurance-related derivatives and embedded derivatives decreased by $203 million for the nine months ended September 30, 2025 compared to the same period of 2024. The decrease was primarily due to the favorable impact of assumption updates as a result of our annual assumption review in the third quarter of 2025 along with the impact of interest rates and equity market performance on the fair value of the embedded derivatives and equity-indexed options.

The increase in the change in fair value of market risk benefit of $332 million for the nine months ended September 30, 2025 compared to the same period of 2024 was primarily due to the impact of interest rates and equity markets on the valuation of these liabilities, as well as impacts from assumption updates as a result of the annual assumption review. Additionally, the market risk benefit liabilities increased as a result of the acquisition of American Equity leading to increases in the change in the fair value of these liabilities.
Operating expenses decreased by $19 million for the nine months ended September 30, 2025 compared to the same period in 2024, primarily driven by non-recurring expenses from the acquisition of American Equity in 2024 as well as a one-time benefit realized from the termination of American National’s pension plan during the third quarter of 2025.
Interest expense on borrowings increased by $26 million for the nine months ended September 30, 2025 compared to the same period in 2024 primarily as a result of increased borrowings with the new term loan entered into in May 2024, senior notes issued in June 2025, junior subordinated notes entered into in August 2025, as well as the acquisition of American Equity which included legacy senior notes and subordinated debt. These increases in interest expense were partially offset by recurring repayments of the term loan during 2025.
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
The following table presents DOE of each of our reporting segments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Annuities	$389	$342	$1,168	$691
Life Insurance	37	42	109	162
Property and Casualty	38	23	98	51
Segment DOE	$464	$407	$1,375	$904
Comparison of Three Months Ended September 30, 2025 vs. 2024
Annuities – DOE within our annuities business represents contribution from both our retail and institutional platforms. DOE increased by $47 million for the three months ended September 30, 2025 compared to the same period in 2024. The increase is primarily attributable to increased investment income from our continued deployment into higher yielding investment strategies.
Life Insurance – DOE decreased by $5 million for the three months ended September 30, 2025 compared to the same period in 2024. The decrease is primarily driven by the favorable impact of assumption updates from the annual assumption review.
Property and Casualty – DOE increased by $15 million for the three months ended September 30, 2025 compared to the same period in 2024. The increase was driven by improvements in our loss experience arising from underwriting actions implemented over the past twelve months.
Comparison of Nine Months Ended September 30, 2025 vs. 2024
Annuities – DOE increased by $477 million for the nine months ended September 30, 2025 compared to the same period in 2024. The increase is primarily attributable to a full period of earnings contributed from AEL, coupled with new business wins and higher spread earnings.
Life Insurance – DOE decreased by $53 million for the nine months ended September 30, 2025 compared to the same period in 2024. The decrease was driven by the impact of the aforementioned RGA reinsurance treaty executed during the third quarter of 2024.
Property and Casualty – DOE increased by $47 million for the nine months ended September 30, 2025 compared to the same period in 2024. The increase was driven by improvements in loss experience arising from underwriting actions implemented since the prior year period.

Financial Condition
Comparison as of September 30, 2025 and December 31, 2024
The following table summarizes the financial position as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Assets
Investments	$89,728	$80,755
Cash and cash equivalents	11,568	11,330
Accrued investment income	786	761
Deferred policy acquisition costs, deferred sales inducements and value of business acquired	11,384	10,631
Premiums due and other receivables	499	437
Ceded unearned premiums	143	132
Deferred tax asset	303	529
Reinsurance recoverables and deposit assets	9,531	10,055
Property and equipment	170	175
Intangible assets	1,541	1,545
Other assets	2,928	2,745
Goodwill	783	783
Separate account assets	1,195	1,343
Total assets	$130,559	$121,221

Liabilities
Future policy benefits	$10,345	$9,170
Policyholders’ account balances	89,469	83,079
Policy and contract claims	1,811	1,867
Market risk benefits	4,505	3,655
Unearned premium reserve	733	1,044
Due to related parties	115	80
Other policyholder funds	353	347
Notes payable	204	189
Long term borrowings	3,449	2,957
Funds withheld for reinsurance liabilities	3,131	3,321
Other liabilities	4,268	4,141
Separate account liabilities	1,195	1,343
Total liabilities	119,578	111,193

Equity
Preferred stock, Series A	—	389
Preferred stock, Series B	296	296
Preferred stock, Series D	292	—
Additional paid-in capital	7,558	7,569
Accumulated other comprehensive income, net of taxes	1,132	340
Retained earnings	1,480	1,356
Non-controlling interests	223	78
Total equity	10,981	10,028
Total liabilities and equity	$130,559	$121,221
September 30, 2025 vs. December 31, 2024
Total assets increased by $9.3 billion during the period to $130.6 billion. The increase is primarily driven by net annuity inflows which results in increased cash and investment purchases, the issuance of the 2055 Notes, and favorable fair value movements on our equity securities portfolio.
Total investments increased by $9.0 billion from December 31, 2024 to September 30, 2025. The increase is primarily driven by the net annuity inflows and redeployment of cash and cash equivalents into fixed maturity investments resulting in increased investment purchases and favorable unrealized fair value movements on our equity securities portfolio.

Cash and cash equivalents increased by $238 million from December 31, 2024 to September 30, 2025. The increase is primarily driven by the issuance of the 2055 Notes during the third quarter of 2025 as well as annuity sales during the period not yet deployed into our investments. We continue to maintain a strong liquidity position across our segments. For further information, refer to “Liquidity and Capital Resources” section within this MD&A.
Deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”) and value of business acquired (“VOBA”) are capitalized costs directly related to writing new policyholder contracts and include the VOBA intangible assets. During the year, the balance increased by $753 million primarily driven by deferrals associated with writing new business during the period.
Ceded unearned premiums represent a portion of unearned premiums ceded to reinsurers. The increase of $11 million from December 31, 2024 to September 30, 2025 is primarily driven by the recognition of earned premiums subject to reinsurance.
Deferred tax assets decreased by $226 million from December 31, 2024 to September 30, 2025. The decrease is primarily due to changes in the deferred tax asset related to Bermuda and changes in unrealized gains or losses in our investments offset by an increase in our net operating loss carryforwards.
Reinsurance recoverables and deposit assets are estimated amounts due to the Company from reinsurers and include reinsurance receivables and recoverables from reinsurers and deposit assets associated with reinsurance agreements. The amount decreased by $524 million primarily driven by a reduction in the associated insurance liabilities as well as the run off of certain blocks of business ceded to external reinsurers.
Intangible assets decreased by $4 million during the year, primarily due to the amortization of intangible assets during the period.
Other assets increased by $183 million during the year to $2.9 billion. The balance includes current tax asset, market risk benefit asset, as well as other miscellaneous receivables, and is primarily attributable to an increase in the market risk benefit asset as a result of assumption updates made during the annual assumption review.
Separate account assets and liabilities both decreased by $148 million during 2025, primarily due to policyholder benefits and withdrawals during the quarter as well as the release of $174 million of assets and the associated liabilities related to the lump sum payout of a portion of the qualified defined benefit pension plan during Q3 2025.
Future policy benefits and policyholders’ account balances increased by $7.6 billion during 2025 primarily driven by annuity sales during the period as well as assumption updates as a result of the annual assumption review and the impact of changes in interest rates and equity markets on the valuation of the embedded derivatives during the period.
Market risk benefits increased by $850 million during 2025 primarily due to the impact of changes in interest rates and equity markets as well as assumption updates as a result of the annual assumption review on the valuation of market risk benefits.
Funds withheld for reinsurance liabilities decreased by $190 million during 2025 as a result of decrements on the existing ceded liabilities and the corresponding funds withheld payable as flow business is not being ceded to external reinsurers.
Other liabilities increased by $127 million during 2025. The balance includes the reinsured market risk benefits liability, accrued interest on debt and other miscellaneous payables. The increase during 2025 is primarily driven by an increase in miscellaneous payables.
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

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Cash and cash equivalents	$11,568	$11,330
Liquid financial assets	39,017	32,947
Undrawn credit facilities	1,462	881
Total liquidity (1)	$52,047	$45,158
(1)Total Liquidity is a Non-GAAP measure. See “Performance Measures used by Management.”

Today, we have significant liquidity within our insurance portfolios, giving us flexibility to secure attractive investment opportunities. In addition to a portfolio of highly liquid financial assets, our operating companies have additional access to liquidity from sources such as the Federal Home Loan Bank (“FHLB”) and access to a sub-allocation under the Brookfield Wealth Solutions revolving credit facility. As of September 30, 2025, the Company had no drawings and a total of $1.5 billion undrawn commitment available related to this program, and access to $300 million of capacity under the revolving credit facility.
Liquidity within our insurance subsidiaries may be restricted from time to time due to regulatory constraints. As of September 30, 2025, the Company’s total liquidity was $52.0 billion, which included $764 million of unrestricted cash and cash equivalents held outside of the regulated insurance companies.
Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table presents a summary of our cash flows and ending cash balances for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Operating activities	$1,636	$2,104
Investing activities	(6,485)	6,565
Financing activities	5,087	2,012
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	11,330	3,192
Net change during the period	238	10,681
Cash and cash equivalents, end of period	$11,568	$13,873
Operating Activities
For the nine months ended September 30, 2025, we generated $1.6 billion of cash from operating activities compared to $2.1 billion during 2024, primarily due to the change in the fair value of embedded derivatives for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 as detailed above.
Investing Activities
For the nine months ended September 30, 2025, cash outflows arose as we deployed cash and cash equivalents held as of December 31, 2024 to short-term investments, private loans, and available-for-sale fixed maturity securities and continued to rotate our investment portfolio into higher yielding investment strategies. This resulted in net deployment of $6.5 billion of cash from investing activities, compared to net inflow of $6.6 billion in the prior year.
Financing Activities
For the nine months ended September 30, 2025, we recorded a net cash inflow of $5.1 billion from our financing activities, compared to net inflow of $2.0 billion recorded in 2024. The proceeds in the current year period were mainly as a result of $4.5 billion net payments received on policyholders’ account deposits partially offset by withdrawals on such accounts.
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
Future Capital Obligations and Requirements
As of September 30, 2025, the Company and its subsidiaries, in aggregate, had total unfunded investment commitments of $6.9 billion. The unfunded commitments are primarily recognized as mortgage loans, private loans, investment funds, investment real estate and other invested assets. For additional information, see Note 27 - Financial Commitments and Contingencies of the financial statements.

The following is the maturity by year on long term borrowings:

	Payments Due by Year
	Total	Unamortized Discount and Issuance Costs	Less Than 1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More Than 5 Years
	(Dollars in millions)
As of September 30, 2025
Long term borrowings	$3,449	$(51)	$—	$1,100	$—	$—	$600	$1,800

As of December 31, 2024
Long term borrowings	$2,957	$(43)	$—	$—	$1,800	$—	$600	$600
For additional information, See Note 21 - Long Term Borrowings of the financial statements.
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
The Company has determined that it is in compliance with all capital requirements as of September 30, 2025 and December 31, 2024.
Performance Measures Used by Management
To measure performance, we focus on net income and total assets, as well as certain Non-GAAP measures, including DOE and Total Liquidity, which we believe are useful to investors to provide additional insights into assets within the business available for redeployment. Refer to the “Results of Operations”, “Financial Condition,” and “Liquidity and Capital Resources” sections of this MD&A for further discussion on our performance and Non-GAAP measures for the three and nine months ended September 30, 2025 and 2024.
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
Consequently, our Non-GAAP measures should not be evaluated in isolation, but rather, should be considered together with the most directly comparable GAAP measure in our condensed consolidated financial statements for the years presented. The Non-GAAP financial measures we present in this MD&A should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.
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
The following table contains further details regarding our use of our Non-GAAP measures, as well as a reconciliation of GAAP consolidated net income to DOE:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net income (loss) attributable to American National Group Inc. common stockholder	$208	$(299)	$113	$58
Mark-to-market losses (gains) on insurance contracts and other net assets (2)(3)	(21)	835	597	1,461
Mark-to-market losses (gains) on investments, including reinsurance funds withheld (1)	117	(128)	342	(487)
Transaction costs	(10)	32	27	163
Deferred income tax expense (recovery) relating to basis and other changes	25	(105)	(147)	(432)
Depreciation and amortization expenses	35	25	125	49
Corporate and other DOE	110	47	318	92
Segment DOE	$464	$407	$1,375	$904
(1)“Mark-to-market losses (gains) on investments, including reinsurance funds withheld” primarily represent mark-to-market gains or losses on our investments. Mark-to-market gains or losses on our invested assets are presented as “Investment related gains (losses)” on the Condensed Consolidated Statements of Operations. See Note 10 - Net Investment Income and Investment Related Gains (Losses) in the notes to the condensed consolidated financial statements for additional details.
(2)“Mark-to-market losses (gains) on insurance contracts and other net assets” principally represents the mark-to-market effect on insurance-related liabilities, net of reinsurance, due to changes in market risks (e.g., interest rates, equity markets and equity index volatility). These mark-to-market effects are primarily included in “Interest sensitive contract benefits”, “Change in fair value of insurance-related derivatives and embedded derivatives” and “Change in fair value of market risk benefits” on the Condensed Consolidated Statements of Operations. See the following notes to the condensed consolidated financial statements for additional information: (i) Note 9 - Derivative Instruments; (ii) Note 18 - Policyholders' Account Balances; and (iii) Note 19 - Market Risk Benefits.
(3)Included in “Mark-to-market losses (gains) on insurance contracts and other net assets” are “returns on equity invested in certain variable interest entities” and “our share of adjusted earnings from our investments in certain associates” as stated in the definition of DOE. “Returns on equity invested in certain variable interest entities” primarily represent equity-accounted income from our investments in real estate partnerships and investment funds and are included in “Net investment income” on the Condensed Consolidated Statements of Operations.
New Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 2.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Our Condensed Consolidated Statements of Financial Position within our financial statements include substantial amounts of assets and liabilities whose fair values are subject to market risks. Our significant market risks are primarily associated with interest rates, foreign currency exchange rates and credit risk. The fair values of our investment portfolios remain subject to considerable volatility. The following sections address the significant market risks associated with our business activities.

Foreign Exchange Rate Risk
The Company’s obligations under its insurance contracts are predominantly denominated in U.S. dollars, but a portion of the assets supporting these liabilities are denominated in non-U.S. dollars. We manage foreign exchange risk primarily using foreign exchange forwards and cross currency swaps. Our investment policy sets out the foreign currency exposure limits and types of derivatives permitted for hedging purposes. Our net assets are subject to financial statement translation into U.S. dollars. All of our financial statement translation-related impact from changes in foreign currency rates is recorded in other comprehensive income. Gains and losses from foreign currency transactions of the Company’s invested assets are reported in “Investment related gains (losses)” in the Condensed Consolidated Statements of Operations. The impact on net income resulting from a hypothetical 10% decrease in foreign currencies against the U.S. Dollar, net of the impact of foreign exchange hedging strategies, would not be expected to be material.
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
Credit Risk
Credit risk is the risk of loss from amounts owed by counterparties and arises any time funds are extended, committed, owed or invested through actual or implied contractual arrangements, including reinsurance. The Company is primarily exposed to credit risk through its fixed income investments, which include debt securities and private loans.
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
We have material outsourcing arrangements. These arrangements are subject to agreements with formal service levels, operate within agreed authority limits and are subject to regular review by senior management. Material outsourcing arrangements are approved and monitored by the Board of Directors.
Disaster recovery and business continuity plans have also been established to manage the Company’s ability to operate under adverse conditions.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of September 30, 2025 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 27 - Financial Commitments and Contingencies to the unaudited condensed consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 1, for any required disclosure.
Item 1A. Risk Factors
We describe certain factors that may affect our business or operations under "Risk Factors" in Part I, Item 1A, of our 2024 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
4.1
Indenture, dated as of October 2, 2024, between American National Group Inc., as issuer, and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 2, 2024)

4.2
Third Supplemental Indenture, dated as of August 22, 2025, between American National Group Inc., as issuer, and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 22, 2025)

4.3	Form of 7.000% Fixed-Rate Reset Junior Subordinated Notes due 2055 (included in Exhibit 4.2)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from American National Group Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Position, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Unaudited Consolidated Financial Statements.

104	The cover page from American National Group Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2025 formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 13, 2025	AMERICAN NATIONAL GROUP INC.

		By:	/s/ Reza Syed
Reza Syed
Chief Financial Officer & Executive Vice President