Form 10-K
period 2025-12-31
American National Group Inc.
filed 2026-03-31
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒
As of March 27, 2026, 10,000 shares of our common shares were outstanding, all of which are held by Brookfield Wealth Solutions Ltd. and its affiliates.
American National Group Inc. meets the conditions set forth in General Instruction (I)(1)(a) and (b) for Form 10-K and therefore is filing this Form 10-K in the reduced disclosure format.

AMERICAN NATIONAL GROUP INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

PART I
Item 1. Business
Introduction
American National Group Inc., together with its subsidiaries (collectively, “ANGI”, “we”, “our”, “us”, or the “Company”), is focused on being a source of certainty for individuals and institutions through a range of insurance and retirement services. Our business is presently conducted through our subsidiaries under two operating segments, which we refer to as our Annuities and Life Insurance segments. We conduct our business in 50 states, the District of Columbia, Bermuda, Guam, and Puerto Rico. Throughout this report, unless otherwise specified or the context otherwise requires, all references to "ANGI", the "Company", "we", "our" and similar references are to American National Group Inc. and its consolidated subsidiaries.
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
On October 1, 2025, the Company completed the transfer of all of its property and casualty subsidiaries, including American National Property And Casualty Company, United Farm Family Insurance Company and Farm Family Casualty Insurance Company and their wholly owned subsidiaries (collectively, the “P&C Subsidiaries”) to Argo Group International Holdings, Inc., which was subsequently renamed to Clearbrook Group Holdings Inc. (“Clearbrook”). Clearbrook and the Company are both wholly-owned subsidiaries of Brookfield Wealth Solutions Ltd. Amounts in the financial statements and notes thereto have been retrospectively adjusted and reported as discontinued operations. Refer to Note 28 - Discontinued Operations in the notes to the consolidated financial statements for more information.
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
Fixed Rate Annuities – Fixed rate deferred annuities include annual, multi-year rate guaranteed products (“MYGAs”) and single premium deferred annuities (“SPDAs”). Our annual reset fixed rate annuities have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. Our MYGAs and SPDAs are similar to our annual reset products except that the initial crediting rates on MYGAs and SPDAs are guaranteed for stated periods of time before they may be changed at our discretion.
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

Funding Agreements - Funding agreements include those issued to a special-purpose unaffiliated trust in connection with our funding agreement-backed note (“FABN”) program and those directly issued to our institutional counterparties. Our FABN program allows American National Global Funding, a Delaware statutory trust, to offer its senior secured medium-term notes. The net proceeds of the issuance of notes are used by the trust to purchase one or more funding agreements from certain of our insurance subsidiaries with matching interest and maturity payment terms.
Single Premium Immediate Annuities – A single premium immediate annuity is purchased with one premium payment, providing periodic (usually monthly or annual) payments to the annuitant for a specified period, such as for the remainder of the annuitant’s life. Return of the original deposit may or may not be guaranteed, depending on the terms of the annuity contract.
Our annuities segment reported total revenues of $7.2 billion for the year ended December 31, 2025, $6.8 billion for the year ended December 31, 2024, and $2.0 billion for the year ended December 31, 2023, respectively.
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
The Company’s insurance subsidiaries ceased offering new life insurance policies through its multiple-line and independent agent distribution channels effective May 31, 2025, however, certain life insurance products continue to be offered through its career agent distribution channel.
Our Life Insurance segment reported total revenues of $603 million for the year ended December 31, 2025, $1.0 billion for the year ended December 31, 2024, and $1.2 billion for the year ended December 31, 2023, respectively.
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

Competition
The insurance industry is highly regulated. As a result, it can be difficult for insurance companies to differentiate their products, which results in a highly competitive market based largely on price and the customer experience. Our business faces competition from both well established competitors and new entrants in the industry, including insurance and reinsurance companies, financial institutions and traditional and alternative asset managers.
Across our annuities and life insurance businesses where we directly underwrite various insurance policies and coverages, competition may come from both large international carriers and smaller regional carriers in the jurisdictions in which we operate. Strong competition for customers from such firms has led to increased marketing and advertising by our competitors, many of whom have well-established national reputations and greater financial and marketing resources, as well as the introduction of new insurance products and aggressive pricing. These competitive pressures could result in increased pricing pressures on a number of our products and services, particularly as competitors seek to win market share, and may limit our ability to maintain or increase our profitability. Because of its relatively low cost of entry, the digital marketplace has emerged as a prominent arena for new competition, both from existing competitors and new entrants. In addition, product development and life-cycles have shortened in many product segments, leading to intense competition with respect to product features.
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
A.M. Best’s Financial Strength Ratings range from “A++” (Superior) to “D” (Poor) and include 13 separate ratings categories. A.M. Best’s Long-Term Issuer Credit Ratings range from “aaa” (Exceptional) to “c” (Poor) and include 21 separate ratings categories. As of December 31, 2025, A.M. Best had issued credit or financial strength ratings and outlook statements regarding us as follows:

Company	Financial Strength Rating	Issuer Credit Rating	Outlook
American Equity Investment Life Insurance Company	A (3rd of 13)	a (6th of 21)	Stable
American National Insurance Company	A (3rd of 13)	a (6th of 21)	Stable
Eagle Life Insurance Company	A (3rd of 13)	a (6th of 21)	Stable
American National Life Insurance Company of New York	A (3rd of 13)	a (6th of 21)	Stable
American Equity Investment Life Insurance Company of New York	A (3rd of 13)	a (6th of 21)	Stable
American National Life Insurance Company of Texas	A (3rd of 13)	a (6th of 21)	Stable
Garden State Life Insurance Company	Au (3rd of 13)	a (6th of 21)	Developing

Fitch’s Financial Strength Ratings range from “AAA” (Exceptionally Strong) to “C” (Distressed) and include 22 separate ratings categories. Fitch’s Issuer Default Ratings and Issue Credit Ratings range from “AAA” (Highest Credit Quality) to “D” (Default) and include 22 separate ratings categories. As of December 31, 2025, Fitch Ratings had issued credit or financial strength ratings and outlook statements regarding us as follows:

Company	Financial Strength Rating	Issuer Default Rating	Issue Credit Rating	Outlook
American Equity Investment Life Insurance Company	A (6th of 22)	-	-	Stable
American National Insurance Company	A (6th of 22)	-	-	Stable
Eagle Life Insurance Company	A (6th of 22)	-	-	Stable
American National Life Insurance Company of New York	A (6th of 22)	-	-	Stable
American Equity Investment Life Insurance Company of New York	A (6th of 22)	-	-	Stable
American National Group Inc.	-	BBB+ (8th of 22)	-	Stable
American National Group Inc.:
— Senior Unsecured Notes	-	-	BBB (9th of 22)	-
— Preferred Stock	-	-	BB+ (11th of 22)	-
— Subordinated Notes	-	-	BB+ (11th of 22)	-
American National Global Funding:
— Senior Secured Notes	-	-	A (6th of 22)	-
S&P’s Insurer Financial Strength Ratings range from “AAA” (Extremely Strong) to “D” (Default) and include 21 separate ratings categories. S&P’s Long-term Issuer Credit Ratings range from “AAA” (Investment Grade) to “D” (Default) and include 21 separate ratings categories. As of December 31, 2025, S&P Global Ratings had issued credit or financial strength ratings and outlook statements regarding us as follows:

Company	Financial Strength Rating	Issuer Default Rating	Issue Credit Rating	Outlook
American Equity Investment Life Insurance Company	A (6th of 21)	A (6th of 21)	-	Stable
American National Insurance Company	A (6th of 21)	A (6th of 21)	-	Stable
Eagle Life Insurance Company	A (6th of 21)	A (6th of 21)	-	Stable
American National Life Insurance Company of New York	A (6th of 21)	A (6th of 21)	-	Stable
American Equity Life Insurance Company of New York	A (6th of 21)	A (6th of 21)	-	Stable
Freestone Re Ltd.	A (6th of 21)	A (6th of 21)	-	Stable
American National Group Inc.	-	BBB (9th of 21)	-	Stable
American National Group Inc.:
— Senior Unsecured Notes	-	-	BBB (9th of 21)	-
— Preferred Stock	-	-	BB+ (11th of 21)	-
— Subordinated Notes	-	-	BB+ (11th of 21)	-
American National Global Funding:
— Senior Secured Notes	-	-	A (6th of 21)	-
Regulation
Our subsidiaries are subject to extensive regulation, primarily at the state level. Such regulation varies by state but generally has its source in statutes that establish requirements for the business of insurance and that grant broad regulatory authority to a state agency.
Insurance regulation governs a wide variety of matters including, without limitation:
•insurance company licensing;
•agent and adjuster licensing;
•policy benefits;
•price setting;
•accounting practices;
•product suitability;
•the payment of dividends;
•the nature and amount of investments;
•underwriting practices;
•reserve requirements;
•sales and advertising practices;
•privacy practices;
•information systems security;
•policy forms;

•reinsurance reserve requirements;
•risk and solvency assessments;
•mergers and acquisitions;
•corporate governance practices;
•capital adequacy and liquidity management;
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) expanded the U.S. federal government presence in insurance oversight. Dodd-Frank also established the Federal Insurance Office within the U.S. Department of Treasury, which is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify certain issues in the regulation of insurers, and preempt state insurance measures under certain circumstances. Provisions of Dodd-Frank are or may become applicable to us, our competitors, or certain entities with which we do business. For example, Dodd-Frank has significantly increased regulations applicable to derivatives markets and transactions, including mandating certain transaction and regulatory reporting requirements, clearing through central counterparties and execution through regulated swap execution facilities for certain swaps, and margin and collateral requirements applicable to certain derivatives transactions. Increased regulation of derivatives markets and transactions has increased and could further increase the cost of our trading and hedging activities and reduce the availability of customized hedging and derivatives solutions. The Federal Insurance Office, as a result of various studies it conducts, may also recommend changes in laws or regulations that affect our business. There may be further federal involvement in the business of insurance in the future, which may add significant legal complexity and associated costs to our business.
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
Limitations on Dividends by Subsidiaries
The ability of our U.S. subsidiaries to pay dividends is generally limited by state law. This includes restrictions on certain of our subsidiaries’ ability to distribute cash to us, which may limit the movement of capital to us from certain subsidiaries.
Guaranty Associations
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
Insurance Reserves
State insurance laws require life insurers to annually analyze the adequacy of statutory reserves. Our appointed actuaries must submit opinions annually for our subsidiaries confirming that policyholder and claim reserves are adequate.
Risk-Based Capital and Solvency Requirements
The NAIC has a formula for analyzing capital levels of insurance companies called Risk-Based Capital (“RBC”). The RBC formula has minimum capital thresholds that vary with the size and mix of a company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. As of December 31, 2025, the capital level of each of our U.S. subsidiaries exceeded their regulatory action levels.
Risk Management and ORSA
State insurance laws enacted in nearly all U.S. states require insurers that exceed specified premium thresholds to maintain a framework for managing the risks associated with their entire holding company group, including non-insurance companies. In addition, these laws require that, at least annually, the insurer must prepare a summary report (the “ORSA Report”) regarding its internal assessment of risk management, capital adequacy and liquidity management for the entire holding company group. The ORSA Report is filed, on a confidential basis, with the insurance holding company group’s lead regulator and made available to other domiciliary regulators within the holding company group.
Securities Regulation
The sale and administration of variable life insurance and variable annuities are subject to extensive regulation at the federal and state level, including by the United States Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”). Our variable annuity contracts and variable life insurance policies, other than group unallocated, were issued through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund that is itself a registered investment company under such act. Additionally, the variable annuity contracts and variable life insurance policies issued by the separate accounts generally are registered with the SEC under the Securities Act. In addition, two of our subsidiaries are registered with the SEC as broker-dealers under the Exchange Act and members of, and subject to regulation by, FINRA. The U.S. federal and state regulatory authorities and FINRA, from time to time, make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations.
Suitability
FINRA rules require broker-dealers selling variable insurance products to determine that transactions in such products are “suitable” to the circumstances of the particular customer. In addition, most states have enacted the NAIC’s Suitability in Annuity Transactions Model Regulation that, in adopting states, places suitability responsibilities on insurance companies in the sale of fixed and indexed annuities, including responsibilities for training agents. The NAIC has adopted revisions to this model regulation that would further elevate the standard of care for annuity sales and align it with the SEC’s Regulation Best Interest. Several states have either adopted the model regulation or are considering adopting the model regulation. New York has already taken further action, through the adoption by the New York Department of Financial Services (“NYDFS”) of a regulation that requires in part that life insurance policies and annuity contracts delivered or issued for delivery in New York be in the best interest of the consumer.

Protection of Consumer Information
U.S. federal laws, such as the Gramm-Leach-Bliley Act (“GLB”), and state laws regulate disclosure of certain customer information and require us to protect the security and confidentiality of such information. Such laws also require us to notify customers about our policies and practices relating to the collection, protection and disclosure of confidential customer information. State and federal laws, such as the federal Health Insurance Portability and Accountability Act (“HIPAA”), regulate our use, protection and disclosure of certain protected health information. In addition, most states have laws or regulations that require us to notify regulators and affected customers in the event of a data breach, and some of these laws and regulations are becoming more stringent by requiring faster notifications and creating private causes of action for violations.
On June 28, 2018, California enacted a sweeping new privacy law known as the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA requires enhanced consumer disclosure about how a business collects and uses personal data, how such data is used in business processes, and with and to whom consumer data is shared or sold. In addition, the CCPA also affords a consumer a “right to request deletion” in certain circumstances. On August 31, 2018, the California State Legislature passed SB-1121, a bill that delayed enforcement of the CCPA until July 1, 2020, and made other amendments and clarifications to the law. Such clarifications include exempting from certain requirements of the CCPA information that is collected, processed, sold or disclosed pursuant to the California Financial Information Privacy Act, GLB, the federal Fair Credit Reporting Act (“FCRA”), HIPAA, or the federal Driver’s Privacy Protection Act. The revisions, however, do not exempt such information from the CCPA’s private right of action provision in all instances. Additionally, the definition of “personal information” in the CCPA is broad and may encompass other information that we maintain in our California business beyond that excluded under GLB, FCRA, HIPAA, the Driver’s Privacy Protection Act, or the California Financial Information Privacy Act exemption. In addition, in November 2020, California enacted the Consumer Privacy Rights Act, which became effective as of January 1, 2023 and grants additional consumer rights regarding personal information and strengthens certain provisions of the CCPA. Other states have adopted comprehensive privacy laws like California, but most of these state laws include a GLB entity-level exemption. In light of this, we anticipate further efforts at the federal and state levels to strengthen the protection of consumer information, and such efforts will continue to have a significant impact on our information practices.
In addition, FCRA is a federal law that governs the use and sharing of consumer credit information provided by a consumer reporting agency. Requirements under FCRA apply to an insurer if such insurer obtains and uses consumer credit information to underwrite insurance or for employment purposes. Such requirements may include obtaining the consumer’s consent and providing various notices to the consumer. While the use of consumer credit information in the underwriting process is expressly authorized by FCRA, various states have issued regulations that limit or prohibit the use of consumer credit information by insurers, and some consumer groups continue to criticize the use of credit-based insurance scoring in underwriting and rating processes. There may be additional efforts at the federal or state level to regulate the use of consumer credit information by insurers. Any such regulation could force changes in our underwriting practices and impact our profitability.
Cybersecurity
In recent years, millions of consumers and businesses have been impacted by data breaches of companies in various industries, increasing the regulatory focus on consumer information protection and data privacy. On August 28, 2017, New York became the first state to adopt minimum cybersecurity standards for certain financial institutions. On November 1, 2023, NYDFS issued an amendment to the cybersecurity regulation, which included substantive changes to the initial requirements. NYDFS requires financial institutions authorized to do business under New York banking, insurance or other financial services laws, including certain of our subsidiaries, to develop and maintain a cybersecurity program and policy based on an assessment of the institution’s cybersecurity risks, designate a Chief Information Security Officer, maintain written policies and procedures with respect to third-party service providers, limit who has access to data or systems, use qualified cybersecurity personnel to manage cybersecurity risks, notify NYDFS of a cybersecurity event within 72 hours and of an extortion payment made in connection with a cybersecurity event within 24 hours, maintain a written incident response plan, and annually provide NYDFS with either a written certification of material compliance or a written acknowledgement of material non-compliance.
In addition, the NAIC has adopted the Cybersecurity Bill of Rights, a set of directives aimed at protecting consumer data, and the Insurance Data Security Model Law, a model law patterned after New York’s cybersecurity standards. The Insurance Data Security Model Law establishes standards for data security in the insurance industry, including standards for investigating a data breach and requiring certain notifications to regulators, producers and consumers. South Carolina became the first state to adopt the Insurance Data Security Model Law in May 2018. Since then, more states have adopted the model law in some form. In states that have not adopted the Insurance Data Security Model Law, it is not mandatory for insurers to comply with the model law; however, state and federal legislators and regulators are likely to look to the model law, as well as the NYDFS regulation, for guidance in proposing new legislation and regulation. The NAIC has also strengthened and enhanced the cybersecurity guidance included in its financial handbook for state insurance examiners. We expect a continuing focus at the state and federal levels on the privacy and security of personal information.
Additionally, on April 4, 2024, the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (“CISA”) published a proposed rule, The Cyber Incident Reporting for Critical Infrastructure Act (“CIRCIA”) Reporting Requirements. The proposed rule is the first significant regulatory step of CISA’s implementation of CIRCIA since the law was enacted in March 2022 and includes broadly applicable reporting requirements for companies in certain sectors, including the financial services sector in which we operate, including a requirement that “substantial” cyber incidents be reported to CISA within 72 hours and ransom payments be reported to CISA within 24 hours. The final rule is expected to be published in May of 2026.

Anti-Money Laundering
Federal law and regulations require us to take certain steps to help prevent and detect money laundering activities. The USA PATRIOT Act of 2001 contains anti-money laundering and financial transparency requirements applicable to certain financial services companies, including insurance companies. The Bank Secrecy Act requires insurers to implement a risk-based compliance program to detect, deter and (in some cases) report financial or other illicit crimes including, but not limited to, money laundering and terrorist financing. The Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions. For certain transactions, an insurer may be required to search policyholder, agent, vendor and employee databases for specially designated nationals or suspected terrorists, in order to comply with OFAC obligations.
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
On April 23, 2024, DOL released changes to the rules determining when a person who makes a recommendation to someone responsible for the investment of the assets of an employee benefit plan or IRA is deemed to be a fiduciary for purposes of ERISA and the prohibited transaction provisions of section 4975 of the Code. The rule sought to significantly expand the instances when a person will be a fiduciary and would have affected all financial services companies that sell products to retirement plans and IRAs by rendering someone an ERISA fiduciary for a one-time recommendation to rollover assets from an employee benefit plan to an IRA. Two lawsuits were filed in federal district courts in Texas challenging the rule. In July 2024, both courts in those cases agreed to stay the effective dates of the rule, pending resolution of the cases. DOL initially appealed the stay orders to the 5th Circuit Court of Appeals, resulting in the pause of litigation activity. However, in March 2026, the DOL agreed to dismiss its appeal, and the district court vacated the rule in its entirety. We will continue to monitor developments for any further DOL activity with respect to this subject.
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

Bermuda Regulation
The Bermuda Monetary Authority regulates Bermuda's financial services sector, supervising, regulating and inspecting financial institutions operating in its jurisdiction. Bermuda’s regulations address matters such as fitness and adequate knowledge and expertise to engage in insurance, and impose solvency, auditing, reporting, and governance requirements. See Item 1A ''Risk Factors - Risks Relating to Regulation - The insurance regulatory framework and legislation enacted in Bermuda as to economic substance may affect our operations.'' See also Item 1A ''Risk Factors - Risks Relating to Taxation - The recently enacted Bermuda corporate income tax, or other changes in Bermuda tax laws, may impact the earnings and results from operations of our Bermuda affiliates.''
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
•We may be unable to attract and retain key executives and skilled employees, and because our employees are located throughout the U.S., we may incur additional compliance and litigation costs that could adversely impact us.
•We may be unable to protect our intellectual property and may face infringement claims.
•We have incurred indebtedness and intend to incur additional indebtedness. We may not be able to generate sufficient cash flows from operations and our investments to service our indebtedness.
•Our debt and any future debt we incur may subject us or our subsidiaries to certain covenants that restrict our ability to engage in certain types of activities.
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
•Our investment portfolio may include investments in securities of issuers based outside of the U.S., including emerging markets, which may be riskier than securities of U.S. issuers.
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
•Any future regulatory changes, including political, regulatory and industry initiatives by state and/or international authorities, could result in the imposition of significant restrictions on our ability to do business.
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
•Our company may be subject to U.S. federal income taxation in amounts greater than expected, which could have an adverse effect on our financial condition and operating results.
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
We make and rely on certain assumptions and estimates in order to make decisions regarding pricing, target returns, reserve levels and other factors affecting our business operations. Our underwriting results depend upon the extent to which our benefit payments on our insurance policies are consistent with the assumptions we use in setting prices and establishing liabilities for such contracts. Such amounts are established based on actuarial estimates of how much we will need to pay for future benefits and claims based on data and models that include many assumptions and projections, which are inherently uncertain and involve significant judgment, including assumptions as to the levels and/or timing of receipt or payment of premiums, benefits, claims, expenses, interest credits and investment results (including equity and other market returns). If the data we rely on in our underwriting is inaccurate, or if our assumptions and estimates differ significantly from the actual outcomes and results, our business, financial condition, results of operations, liquidity and cash flows may be adversely affected. Similarly, if we fail to assess accurately the risks we underwrite or fail to comply with our internal guidelines on underwriting, or if events or circumstances cause our risk assessment to be incorrect, our reserves may prove to be inadequate to cover future claims and benefit payments.
In particular, our life and annuity products expose our company to lapse, mortality and longevity risks. Lapse risk is the risk that the timing of policyholder withdrawals differ from underwritten assumptions. Mortality risk is the risk that the timing of death benefits differ from underwritten assumptions. Longevity risk is the risk that the length of time we pay pension or annuity benefits may exceed that which we assumed in pricing our insurance contracts. Lapse, mortality and longevity products, including PRT and other annuity products, may experience adverse impacts due to higher-than-expected mortality improvement. Lapse, mortality and longevity experience that is less favorable than the rates that we used in pricing an insurance policy or a reinsurance agreement may cause our net income to be less than otherwise expected, because the premiums we receive for the risks we assume may not be sufficient to cover the claims and profit margin. We may use a variety of strategies to manage mortality, lapse and longevity risks, including the use of reinsurance and derivative instruments. These strategies, however, may not be fully effective and may lead to payments to counterparties in excess of recoveries depending on how actual experience emerges. Moreover, advances in technology, including predictive medical technology that enables consumers to select products better matched to their individual risk profile and other medical breakthroughs that extend lives, could cause our future experience to deviate significantly from our actuarial assumptions, which could adversely impact timing of payments, and our required level of reserves and profitability.

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
We compete with other insurance companies for marketers, agents and financial institutions primarily on the basis of our product pricing, support services, compensation, credit ratings and product features. Such distributors may promote products offered by other insurance companies that may offer a larger variety of products than we do. Our competitiveness for such distributors also depends upon the long-term relationships that we develop with them. There can be no assurance that such relationships will continue in the future. In addition, our growth plans include increasing the distribution of annuity products through banks and broker-dealers. If we are unable to attract and retain sufficient marketers and agents to sell our products or if we are not successful in expanding our distribution channels within the bank and broker-dealer markets, our ability to compete and our sales volumes and results of operations could be adversely affected.
Advances in medical technology may adversely affect certain segments of our business.
Genetic testing and diagnostic imaging technology is advancing rapidly. Increases in the prevalence, availability (particularly in the case of direct-to-consumer genetic testing) and accuracy of such testing may increase our adverse selection risk, as people who learn that they are predisposed to certain medical conditions associated with reduced life expectancy may be more likely to purchase and maintain life insurance. Conversely, people who learn that they lack genetic predisposition to conditions associated with reduced life expectancy may forego the purchase of life insurance, or permit existing policies to lapse, and may be more likely to purchase certain annuity products. Our access to and ability to use medical information, including the results of genetic and diagnostic testing, that is known to our prospective policyholders is important to our underwriting of life insurance and annuities. All of the jurisdictions in which our businesses operate limit and/or restrict insurers’ access to and use of genetic information, and similar additional regulations and legislation may be adopted. Such regulation and legislation likely would exacerbate adverse risk selection related to genetic and diagnostic testing, which may in turn have an adverse effect on our businesses.
In addition to earlier diagnosis and knowledge of disease risk, medical advances (including the increasing use of GLP-1) may increase overall health, longevity and life expectancy. If this were to occur, the duration of payments made under certain of our annuity products would be extended beyond our actuarial assumptions, reducing the profitability of such business. This may require us to modify our assumptions, models or reserves.
A rating downgrade or the absence of a rating of any of our subsidiaries could adversely affect our existing business and our ability to compete for further business.
Financial strength ratings are an important competitive factor in the insurance industry. Ratings organizations periodically review the financial performance and condition of insurers. Ratings are based on a company’s ability to pay its obligations and are not directed toward the protection of investors. Ratings organizations assign ratings based upon several factors, including historical experience, and while most of these factors relate to the underlying company, some of the factors relate to general economic conditions and circumstances outside of the Company’s control. Ratings are subject to revision or withdrawal at any time by the assigning ratings organization. Financial strength ratings are directed toward policyholders and not holders of securities, and are not a recommendation to buy, sell or hold securities, and each rating should be evaluated independently of any other rating. There can be no assurance that the financial strength rating assigned to any of our subsidiaries will remain in effect for any given period of time or that the rating will not be lowered, withdrawn or revised by the rating agency at any time.
Any downgrade in the financial strength rating of any of our subsidiaries could adversely affect our company’s ability to sell products, retain existing business and compete for attractive acquisition opportunities and could result in our company being removed from the approved lists of some customers and may adversely affect the ability of our company to write business to such customers. Accordingly, we may suffer a loss of business as a result.

In addition, a significant downgrade in a rating or outlook of any of our subsidiaries, among other factors, could adversely affect our ability to raise and then contribute capital to our subsidiaries for the purpose of facilitating or supporting their business or any reinsurance opportunities that may arise and may also increase our cost of capital or exclude us from participating in the issuance of Funding Agreement Backed Notes (“FABNs”) or similar instruments. Accordingly, a ratings downgrade of any such subsidiaries could adversely affect our ability to conduct business, including reducing new sales of insurance products or increasing the number or amount of surrenders and withdrawals, requiring us to offer higher crediting rates or greater policyholder guarantees on our insurance products in order to remain competitive, affecting our relationships with independent sales intermediaries and credit counterparties and affecting our ability to obtain reinsurance at reasonable prices.
There is no assurance that our subsidiaries will be able to maintain or obtain a rating. No assurance can be provided that any action taken by a rating agency would not result in an adverse effect on the business of our company and/or the results of operations, financial condition, liquidity or prospects of our company.
If market conditions cause reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.
As part of our overall risk and capacity management strategy, we may choose to purchase reinsurance for certain types or amounts of risk underwritten within our business or assumed through agreements where we reinsure liabilities from others. Market conditions beyond our control determine the availability and cost of the reinsurance protection we seek to purchase, which may affect the level of our businesses and profitability. The premium rates and other fees that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. Accordingly, we may be forced to incur additional expenses for reinsurance, which could adversely affect our ability to write future business. In addition, we may be unable to obtain reinsurance on terms acceptable to us relating to certain lines of business that we intend to begin underwriting.
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
In addition, we may use derivatives to hedge various business risks. We may enter into a variety of derivatives, including options; forwards; and interest rate, credit default, total return, longevity and currency swaps with a number of counterparties on a bilateral basis for uncleared over-the-counter (“OTC”) derivatives and with clearing brokers and central clearinghouses for OTC-cleared derivatives (OTC derivatives that are cleared and settled through central clearing counterparties). If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. Such failure could have an adverse effect on our financial condition and results of operations. We seek to reduce the risks associated with such derivative transactions by entering into such agreements with large, well-established financial institutions. However, there can be no assurance that we will not suffer losses in the event a derivative counterparty fails to perform or fulfill its obligations.
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
We compete with other insurers for producers primarily on the basis of our financial position, reputation, longevity, support services, compensation, product features and pricing. We may be unable to compete for producers with insurers that adopt more aggressive pricing or compensation, that offer a broader array of products or packages of products, or that have extensive promotional and advertising campaigns. Attracting qualified individuals and retaining existing employees continues to be a challenge for employers. Businesses have become extremely competitive in the ever-changing landscape of the talent marketplace. As a result, it is an increasing challenge to distinguish us as an employer of choice. See Item 1A ''Risk Factors - Risks Relating to Our Business and Industry - We may be unable to attract and retain key executives and skilled employees, and because our employees are located throughout the United States, we may incur additional compliance and litigation costs that could adversely impact our business, financial condition and our results of operations.''
Within our business, we directly compete with a number of well-established competitors. Our competitors vary by offered product line and covered territory. Some of these competitors have greater financial resources, have established long term and continuing business relationships throughout their respective industries, have greater market share, assume a greater level of risk while maintaining financial strength ratings, or have higher financial strength, claims-paying or credit ratings than we do, each of which can be a significant competitive advantage. In addition, the lack of strong barriers to entry into the reinsurance business and the entry of alternative capital markets products and vehicles provide additional capacity and increased competition.
We compete with new companies that enter the insurance market, particularly companies with new or “disruptive” technologies or business models. Certain technology companies and other third parties have created, and may in the future create, technology-enabled business models, processes or platforms that may adversely impact our competitive position. New services and technologies can affect the demand for insurance products and services, the premiums payable, the profitability of such products and services and the risks associated with underwriting certain lines of business. Recently, the insurance industry has faced increased competition from new underwriting capacity, such as the investment of significant amounts of capital by pension funds, mutual funds, hedge funds and other sources of alternative capital into the insurance businesses. The failure of our company to assess new services and technologies that may be applicable or disruptive to the reinsurance and insurance industries may have an adverse effect on our business, financial condition and results of operations.
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
Should the market continue to consolidate, competitors may try to use their enhanced market power to obtain a larger market share through increased line sizes or price competition. If competitive pressures reduce our pricing power, this could in turn lead to reduced premiums and/or a reduction in expected earnings. As the insurance industry consolidates, competition for customers will become more intense and the importance of sourcing and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a larger capital base so that they require less reinsurance. The number of companies offering reinsurance to competitors may decline. Reinsurance intermediaries could also continue to consolidate, potentially adversely impacting our ability to access and write business. We could also experience more robust competition from larger, better capitalized competitors. As a result of the consolidation in the industry, we may experience rate declines and possibly write less business. Any of the foregoing could adversely affect our business, results of operations, growth and prospects.

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

We rely on our information technology systems to function as intended, and these systems face ongoing cybersecurity threats and attacks, which could result in the failure of such infrastructure. This technology includes the computer systems used for information processing for administrative and commercial operations. The information and embedded systems of key business partners and regulatory agencies are also important to our company’s operations. We may in the future be subject to cyber-terrorism or other cybersecurity risks or other breaches of information technology security, with the increasing frequency, sophistication and severity of these kinds of incidents having increased in recent years. In particular, our information technology systems may be subject to cyber-terrorism intended to obtain unauthorized access to our proprietary information, personally identifiable information or to client or third-party data stored on our systems, destroy or disable our data, and/or that of our business partners, disclose confidential data in breach of data privacy legislation, destroy data or disable, degrade or sabotage our systems through the introduction of computer viruses, cyber-attacks and other means. Such attacks could originate from a wide variety of sources, including internal actors or unknown third parties. These various threats, attacks and incidents that have occurred to date have not been material to our operations and are not expected to be material to our operations based on information presently known to management. The sophistication of the threats continues to evolve and grow, including the risk associated with the use of emerging technologies, such as AI and quantum computing, for nefarious purposes.

Further, our operations may be negatively affected and our business would be at risk if any of the following occurs; (1) threat actors gain physical access to our facilities, infiltrate our information systems or attempt to gain access to information and data, (2) threat actors circumvent our existing security system measures and controls and obtain access to our systems (which may include the ability to view, alter, or delete information, including personally identifiable customer information and proprietary business information) or cause system and operational disruptions or shutdown, (3) threat actors access, misappropriate or otherwise compromise protected personal information or proprietary or confidential information or that of third parties, or (4) threat actors develop and deploy viruses, ransomware and other malware that can attack our systems, exploit any security vulnerabilities and disrupt or shut down our systems and operations. Such risks are also extended to portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. We cannot predict what effects such cyber-attacks or compromises or shutdowns may have on our business and on the privacy of the individuals or entities affected, and the consequences could be material.

Cyber incidents may also remain undetected for an extended period, which could exacerbate these consequences. A significant actual or potential theft, loss, corruption, exposure, fraudulent, unauthorized or accidental use or misuse of investor, policyholder, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property, or a violation of our privacy and security policies with respect to such data, could result in significant remediation and other costs, fines, litigation and regulatory actions against us by governments, various regulatory organizations or exchanges, or affected individuals, in addition to significant reputational harm and/or financial loss. It may not be possible to recover losses suffered from such incidents under our insurance policies, including if our insurers deny coverage as to any particular claim in the future or if such loss is not fully covered by insurance maintained, which may not take into account reputational damage, the costs of which are impossible to quantify. In addition, our insurance coverage with respect to cyber incidents may increase in cost or cease to be available on commercially reasonable terms, or at all, in the future.

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

We are also reliant on third-party service providers for support of certain aspects of our business, including for certain information systems and technology platforms, trustee services, legal services, technology, actuarial and accounting matters. A disaster, disruption or compromise in technology or infrastructure that supports our company’s business, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, may have an adverse impact on our ability to continue to operate our businesses without interruption which could have an adverse effect on us. These risks could increase as we increasingly use cloud-based software services offered by vendors, rather than software services that can be operated within our own data centers. These risks also increase to the extent we engage in operations in jurisdictions with which we are not familiar. Certain of our third-party service providers have experienced threats, attacks and incidents related to these described risks, although those that have occurred to date have not been material to our operations and are not expected to be material to our operations based on information presently known to management.

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
Many jurisdictions in which we operate have enacted laws to safeguard the privacy and security of personal information. Additionally, various government agencies have established rules protecting the privacy and security of such information. These laws and rules vary greatly by jurisdiction. As described above, our company’s business relies on the use of technology, including to store and safeguard personal information of policyholders. Additionally, some of our employees have access to personal information of policyholders. We rely on our internal controls and security measures and those of our cloud-based software service vendors to protect the confidentiality of this information. It is possible that our data could be the subject of a cybersecurity attack or an employee could, intentionally or unintentionally, disclose or misappropriate confidential information. See Item 1A ''Risk Factors - Risks Relating to Our Business and Industry - Failure to maintain the security of our information and technology systems could have an adverse effect on our business.''
If we or our vendors fail to protect against the risk of a cyber-attack or maintain adequate internal controls, or if employees fail to comply with applicable policies, misappropriation or intentional or unintentional disclosure or misuse of personal information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil, regulatory or criminal penalties, which, in turn, could have an adverse effect on our business, financial condition and results of operations.
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
Our business relies on the processing of data in many jurisdictions and the movement of data across national borders. The collection, storage, handling, disclosure, use, transfer and security of personal information that occurs in connection with our business is subject to federal, state and foreign data privacy laws. These legal requirements are not uniform and continue to evolve, and regulatory scrutiny in this area is increasing around the world. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among us and our subsidiaries. Privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements.
In addition, unauthorized disclosure or transfer of sensitive or confidential client or company data, whether through systems failure, human error, fraud or misappropriation, by us or other parties with whom we do business, could subject us to significant litigation, monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions. Such events could also result in negative publicity and damage to our reputation and cause us to lose business, which could therefore have an adverse effect on our results of operations.
Compliance with existing and emerging rules and regulations governing the use of AI and generative AI could result in increased compliance costs and/or lead to changes in business practices and policies, and challenges with properly managing the use of AI could result in reputational harm, competitive harm and legal liability.
We analyze personal information to better manage our business. There has been increased scrutiny, including from U.S. state and federal regulators, regarding the use of AI on large data sets for activities such as price optimization. In August 2020, members of the NAIC unanimously adopted guiding principles on AI to inform and articulate general expectations for businesses, professionals and stakeholders across the insurance industry as they implement AI tools to facilitate operations. More recently, in December 2023, the NAIC adopted a model bulletin on the use of AI by insurers, which was intended to remind insurance carriers that decisions impacting consumers that are made or supported by advanced analytical and computational technologies, including AI, must comply with all applicable insurance laws and regulations, including unfair trade practices. The bulletin also sets forth state insurance regulators’ expectations on how insurers should govern the use of such technologies by or on behalf of the insurer to make or support such decisions. About half of the states have adopted the bulletin. Additionally, in October 2023, President Biden issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of AI, which directed federal agencies and departments to create standards and regulations for the use or oversight of AI. In December 2025, President Trump issued an Executive Order on Ensuring a National Policy Framework for Artificial Intelligence, which aims to reduce barriers to IA development, decrease state AI regulatory inconsistencies, and create an AI Litigation Task Force to challenge state laws that are considered to be inconsistent with the policy set forth in the executive order. We cannot predict how existing and emerging guidance, rules and regulations governing the use of AI will be interpreted or applied, or what, if any, actions may be taken regarding AI, but any applicable regulations and limitations could result in increased compliance costs and/or lead to changes in business and employment practices and policies, which could have a material impact on our business, financial condition and results of operations.
In addition, if the data sets, processes or outputs that AI systems produce are or are alleged to be deficient, inaccurate, unfairly biased, lacking in transparency or explainability, or do not meet evolving legal requirements, our business, financial condition and results of operations may be adversely affected. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm or legal liability. These same risks may affect us if a third-party service provider uses AI. Our use or our service provider’s use of AI systems could also result in cybersecurity incidents that may involve the personal information of end users of such applications. Any such cybersecurity incidents could adversely affect our reputation and business, financial condition and results of operations. For additional information regarding cybersecurity risks, see Item 1A ''Risk Factors - Risks Relating to Our Business and Industry - Failure to maintain the security of our information and technology systems could have an adverse effect on our business.''
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
In the event we need to refinance all or a portion of our outstanding debt as it matures or incur additional debt to fund our operations, we may not be able to refinance our existing debt or incur additional debt to fund our operations on terms acceptable to us or at all. If prevailing interest rates or other factors result in higher interest rates upon refinancing, then the interest expense relating to our debt would increase. Furthermore, if any rating agency changes any of our subsidiaries’ credit ratings or outlook, our debt securities could be negatively affected, which could adversely affect our ability to refinance existing debt or raise additional capital and likely increase the interest costs under our existing credit facilities.
In addition, we from time to time use unaffiliated entities to issue instruments and other obligations (which may involve related purchase and sale transactions and similar transactions with our consolidated subsidiaries) that does not constitute consolidated indebtedness under U.S. GAAP, including through FABNs. The amount of these obligations and related purchase and sale and similar transactions will vary from time to time and could be substantial at any time, and can create risks similar to those risks described in this “Risk Factors” section related to our indebtedness.
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
In addition, our term loan credit agreement requires us, and any agreement governing indebtedness we incur in the future may require us, to maintain specified financial ratios and satisfy other financial condition tests. We cannot provide assurance that we will be in compliance with these ratios and tests. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. A breach of any of these covenants could result in a default. Any failure to meet required payments on our debt, or failure to comply with any covenants in the instruments governing our debt, could result in a downgrade to our credit ratings. A downgrade in our credit ratings could limit our access to capital and increase our borrowing costs.
We will have to generate significant cash flows from operations to meet our debt service requirements. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may be required to seek additional capital, reduce capital expenditures, restructure or refinance all or a portion of our existing indebtedness, and/or sell assets. Moreover, insufficient cash flow may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all.
We may require additional capital in the future, including to fund future growth, which may not be available or may only be available on unfavorable terms, including as a result of increasing barriers to free trade and the free flow of capital and fluctuations in the financial markets.
Our future capital requirements depend on many factors, including regulatory requirements, the nature of any future business we write and the requirement to hold appropriate capital against the liabilities we assume thereunder, the amount of which is determined based on a variety of risks inherent in our transactions, including credit risk, interest rate risk, insurance risk and operational risk, among others. Furthermore, in order to write or assume new business through our subsidiaries, we need sufficient capital to be held by these entities. Our ability to move capital to or from these entities without adverse consequence may be limited by regulatory restrictions on dividends from our other subsidiaries, restrictions on intercompany transactions more generally, tax consequences and/or other considerations.
Any equity or debt financing, or financing derived from the issuance of FABNs or similar instruments, if available at all, is subject to market factors outside of our control and may be transacted on unfavorable terms. Any disruption in the financial markets may limit our ability to access capital required to operate our business, and we may be forced to delay raising capital or bear a higher cost of capital, which could decrease our profitability and significantly reduce our financial flexibility. For instance, prolonged and severe disruptions in the overall public and private debt and equity markets, such as those occurring during 2008 and in connection with COVID-19, could result in an inability to access capital and the incurrence of significant realized and unrealized losses. In addition, interest rate volatility could impact the Company through changes in financing availability and the cost and terms of such financing. Public and private debt and equity markets may experience disruption in individual market sectors, for example the energy sector. If we cannot obtain adequate capital on favorable terms or at all, our business, results of operations and financial condition could be adversely affected.
In addition, political initiatives to impose tariffs, restrict free trade and the renegotiation and/or potential termination of existing bilateral and multilateral trade arrangements, could adversely affect the insurance industry and our business. The insurance industry is disproportionately impacted by restraints on the free flow of capital and risk because the value it provides depends on the ability to globally diversify risk.
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
Litigation or other disputes may result in significant financial losses and harm our reputation. Plaintiffs have brought and may bring lawsuits, including class actions, against us relating to, among other things, sales or underwriting practices, alleged agent misconduct, product design, product disclosure, product administration, fees charged, denial or delay of claims and benefits, rescission of policies, product suitability, claims-handling practices, loss valuation methodology, refund practices, employment and producer contracting matters, and breaches of duties to customers. Plaintiffs may seek very large or indeterminate amounts, including punitive and treble damages, and our reputation could be harmed. The damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. Even when successful in the defense of such actions, we may incur significant attorneys’ fees, direct litigation costs and substantial amounts of management time that otherwise would be devoted to our business.
We may be subject to negative publicity in the insurance industry.
From time to time, the participants in the insurance industry have been subject to investigations, litigation and regulatory scrutiny by various insurance, governmental and enforcement authorities concerning certain industry practices. In particular, financial services companies have been the subject of broad industry inquiries by state regulators and attorneys general that do not appear to be company-specific, such as those concerning business practices upon notification of death. We may receive inquiries and informational requests from insurance regulators and other government agencies in the jurisdictions in which our company operates. In addition, consumer advocacy groups or the media may also focus attention on certain insurance industry practices. We cannot predict the effect that investigations, litigation or regulatory activity or negative publicity from consumers or the media will have on the insurance industry or our company. Moreover, press coverage and other public statements that assert some form of wrongdoing, regardless of the factual basis for the assertions being made, could result in inquiry or investigation by regulators, legislators and/or law enforcement officials or in lawsuits. The involvement of our company in any investigations or litigation may cause our company to incur legal costs and can divert the time and effort of senior management., In the event our company was found to have violated any laws, we could be required to pay fines and damages, potentially in material amounts. Our company could also be adversely affected by negative publicity and the implementation of any new industry-wide regulations that may result from such publicity, which could increase the regulatory burdens under which our company operates. Adverse publicity can also have an adverse effect on our reputation, the morale and performance of employees, and on business retention, which could adversely affect our results of operations.
We are a holding company with no operations and limited assets of our own and as a result, our ability to service our debt obligations or pay dividends is limited or otherwise restricted, and dependent on the ability of our subsidiaries to distribute cash to us.
Our company has no direct operations and no significant assets other than the stock of our subsidiaries. Our ability to service our debt obligations or to pay dividends is limited by our status as a holding company. Moreover, none of our company’s subsidiaries are obligated to make funds available to us for the payment of our debt obligations, to pay dividends or otherwise. Additionally, our subsidiaries are subject to significant regulation which includes restrictions on certain of our subsidiaries’ ability to distribute cash to us, which may limit or restrict entirely our ability to service our debt obligations or to pay dividends on our preferred stock.
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
We may also make errors or fail to detect incorrect or incomplete information in any of the large number of transactions we process through our complex customer application, suitability review, administrative, financial reporting, and accounting systems. Our controls and procedures to prevent such errors may not be effective. For example, we may fail to escheat property timely and completely, or fail to detect, deter or mitigate fraud against us or our customers.

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
Fluctuations in credit spreads can also contribute to the industry’s cyclicality and may have an adverse effect on our investment performance, including investment income, or cause realized and unrealized losses. We are subject to risks associated with potential declines in credit quality related to specific issuers or specific industries and a general weakening in the economy, which are typically reflected through credit spreads. Our exposure to credit spreads primarily relates to market price volatility and investment risk associated with the fluctuation in credit spreads. Additionally, fluctuations in credit spreads may adversely impact the actuarial balances such as policyholder reserves. Credit spreads increase or decrease in response to the market’s perception of risk and liquidity of a specific issuer or specific sector and are influenced by the credit ratings, and the reliability of those ratings, published by external rating agencies. Widening credit spreads may cause unrealized losses in our investment portfolio and increase losses associated with written credit protection derivatives used in replication transactions. Increases in credit spreads of issuers due to credit deterioration may result in higher levels of impairments. Tightening credit spreads may reduce our investment income and cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread.
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
General economic and business conditions that impact the debt or equity markets could impact the availability of credit to, and cost of credit for, our company. Actions to reduce inflation, including raising interest rates, increase our cost of borrowing, which in turn could make it more difficult to obtain financing for our operations or investments on favorable terms. We utilize other short-term borrowings and the amount of interest charged on these facilities will fluctuate based on changes in underlying short-term interest rates. Any economic event that affects interest rates or the ability to refinance borrowings could materially adversely impact our financial condition. Continued movements in interest rates could also affect the discount rates used to value our assets, which in turn could cause their valuations to be reduced resulting in a material reduction in our equity value.
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
Our subsidiaries are impacted by inflationary pressures, escalating tariffs and trade barriers, as well as increased geopolitical risks, adds uncertainty to the long-term outlook for inflation and interest rates, and a reacceleration of inflation could trigger a reversal in recent interest rate decreases. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures in many parts of the world. Higher interest rates or elevated interest rates for a sustained period could also result in an economic slowdown. Economic contraction or further deceleration in the rate of growth in certain industries, sectors or geographies may contribute to poor financial results at our subsidiaries.
Rising inflation could adversely impact returns on our investment portfolio and results of operations. The effects of inflation can increase expense risk, resulting in increased costs in servicing and maintaining insurance, savings or reinsurance contracts, including direct expenses and allocations of overhead costs. Rising inflation could also negatively impact consumer confidence and spending power, decreasing demand for our products. Failure to accurately factor in continued rising inflation in our pricing assumptions may result in mispricing of our subsidiaries’ products, which could adversely impact our results of operations. In addition, inflation can also impact our investment portfolio rate of return and corresponding investment income.
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
There are concerns that the increased frequency and severity of weather-related catastrophes, such as floods, hurricanes and wildfires, are indicative of changing weather patterns, whether as a result of global climate change caused by human activities or otherwise, which could cause such events to persist. The effects of climate change could lead to increased credit risk of the counterparties we transact business with, including reinsurers. In addition, climate change could have an impact on assets in which we invest, resulting in realized and unrealized losses in future periods that could have an adverse impact on our results of operations and/or financial position. Such investment risks can include, but are not limited to, changes in supply and demand characteristics for fossil fuels, advances in low-carbon technology and renewable energy development, effects of extreme weather events on the physical and operating exposure of industries and issuers, and the transition that issuers make towards addressing climate risk in their own businesses. It is not possible to foresee with certainty which, if any, assets, industries or markets will be adversely affected, nor is it possible to foresee the magnitude of such effect.
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
Our financial condition and results of operations could also be affected by changes in economic or other government policies or other political or economic developments in each country or region, as well as regulatory changes or administrative practices over which our company has no control, such as the regulatory environment related to our company’s business operations, concession agreements and periodic regulatory resets; interest rates; benchmark interest rate reforms; currency fluctuations; exchange controls and restrictions; inflation; tariffs; liquidity of domestic financial and capital markets; policies relating to tax; and other political, social, economic, and environmental developments that may occur in or affect the jurisdictions in which our subsidiaries are located or conduct business or the jurisdictions in which the customers of our subsidiaries are located or conduct business or both. For a description of insurance regulations, see Item 1A ''Risk Factors - Risks Relating to Regulation - Our insurance business is highly regulated, and such regulation and any supervisory and enforcement policies, or changes thereto, may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.''
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
We also have exposure to many other counterparties, including in the financial services industry. Many of these transactions expose us to credit risk in the event of default of our counterparty, either with respect to insufficient collateral that cannot be realized or is liquidated at prices not sufficient to recover the full amount of the related loan or derivative exposure, or in the case of default of unsecured debt instruments or derivative transactions. Our derivative counterparties may fail to perform. Our efforts to maintain quality and credit exposure concentration limits may be inadequate to mitigate this risk. Counterparties’ failure to deliver on their derivative instrument obligations may impose costs on us to fund payments and credits on our products in excess of what we expected. We may be unable to enforce our counterparties’ obligations to post collateral to secure their obligations to us. Among other things, a downturn in the U.S. or other economies could increase any or all of these risks.
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
If there is a significant amount of unanticipated policyholder withdrawal, lapse or claim activity, our company may be required to dispose of such illiquid assets on unfavorable terms. We may be forced to sell investments as a result of a lapse or surrender of all or some of the policies. If we were forced to sell certain of our assets, there can be no assurance that we would be able to sell them for the values at which such assets are recorded, and we might be forced to sell them at significantly lower prices. In addition, in many cases we may be prohibited by contract or applicable securities laws from selling such securities for a period of time. When we hold a security or position, it is vulnerable to price and value fluctuations and may experience losses if we are unable to timely sell, hedge or transfer the position. Thus, it may be impossible or costly for us to liquidate positions rapidly in order to meet unexpected withdrawal obligations. If we are unable to liquidate assets to offset withdrawal or lapse activity, it could have an adverse effect on our financial position and results of operations, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures.
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
Our investment portfolio may include investments in issuers or assets outside the U.S., including emerging markets, which may be riskier than investments in U.S. issuers and assets.
We may invest in issuers or assets organized or located outside the U.S. that may involve heightened risks in comparison to the risks of investing in U.S. assets, including unfavorable changes in currency rates and exchange control regulations, reduced and less reliable information about issuers and markets, less stringent accounting standards, illiquidity of securities and markets, higher brokerage commissions, transfer taxes and custody fees, local economic or political instability and greater market risk in general. In particular, investing in issuers or assets located in emerging market countries involves additional risks, such as exposure to economic structures that are generally less diverse and mature than, and to political systems that can be expected to have less stability than, those of developed countries; national policies that restrict investment by foreigners in certain issuers or industries of that country; the absence of legal structures governing foreign investment and private property; an increased risk of foreclosure on collateral located in such countries; a lack of liquidity due to the small size of markets for securities of issuers located in emerging markets; and price volatility.
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
•regulate transactions, including the use of funded reinsurance, investments in or transactions with affiliates or related parties and intra-group guarantees;
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
Each regulator retains the authority to license insurers in its jurisdiction, and an insurer generally may not operate in a jurisdiction in which it is not licensed. The licenses currently held by our subsidiaries are limited in scope with respect to the products that may be sold within the respective jurisdictions. Currently, our subsidiaries maintain licenses in the United States, the District of Columbia, Bermuda, Guam, and Puerto Rico. Our ability to retain licenses depends on our company’s and our subsidiaries’ ability to meet requirements established by applicable regulators.
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
Other states may undertake regulatory efforts similar to NYDFS. For example, on July 6, 2021, the governor of Colorado signed Senate Bill 21-169, which also regulates an insurer’s use of ECDIS. The Colorado Division of Insurance has subsequently passed regulations that impose requirements on the Colorado-licensed life insurance companies that use ECDIS and AIS in insurance practices. In addition, in October 2023, the NAIC released a Model Bulletin on the Use of Artificial Intelligence Systems by Insurers, which sets out a draft comprehensive framework for insurers’ AI governance. As of March 2025, 24 jurisdictions have adopted this model bulletin. The NAIC has also formed a committee on race and insurance, which is focused on underwriting practices that may be an unintentional proxy for discrimination. As a result of these regulatory efforts, there is a great deal of uncertainty whether traditional underwriting criteria will be restricted by new state laws or regulations. Such regulatory efforts may significantly hinder our use of technological and innovative advances to underwrite and price life insurance accurately.
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
Additionally, governments and regulatory bodies may take unpredictable action to ensure continued supply of insurance, particularly where a given event leads to withdrawal of capacity from the market. For example, regulators may seek to force us to offer certain covers to insureds, constrain our flexibility to apply certain terms and conditions or constrain our ability to make changes to the pricing of our policies. There can be no assurance as to the effect that any such governmental or regulatory actions will have on the financial markets generally or on our competitive position, business and financial condition. See Item 1A ''Risk Factors - Risks Relating to Regulation - Any future regulatory changes, including political, regulatory and industry initiatives by state and international authorities, could result in the imposition of significant restrictions on our ability to do business.''
The insurance regulatory framework and legislation enacted in Bermuda as to economic substance may affect our operations.
Pursuant to the Bermuda Economic Substance Act (“ Bermuda ESA”) that came into force in December 2018, a registered entity other than an entity which is resident for tax purposes in certain jurisdictions outside Bermuda, which we refer to as a non-resident entity, that carries on as a business any one or more of the “relevant activities” referred to in the Bermuda ESA, must comply with economic substance requirements. The “relevant activities” are carrying on any one or more of the following activities: banking, insurance, fund management, financing and leasing, headquarters, shipping, distribution and service center, intellectual property and holding entity.
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
Risks Relating to Our Relationship with Brookfield Wealth Solutions
We depend on affiliates of BAM under certain Investment Management Agreements and our business may experience an adverse impact should we lose any of the services provided to our company thereunder.
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
The issuance of additional preferred shares on parity with or senior to our currently outstanding preferred shares would adversely affect the economic interests of the holders of such outstanding preferred shares, and any issuance of preferred shares senior to such outstanding preferred shares, or any issuance of additional indebtedness, could affect our ability to pay dividends on, redeem or pay the liquidation preference on such outstanding preferred shares in the event of our liquidation, dissolution or winding-up. We may at any time and from time to time, without notice to or the consent of holders of our preferred shares, issue additional preferred shares either through public or private sales. We may also authorize additional shares of preferred stock (including other series of preferred stock in addition to the currently outstanding Series D preferred shares) and issue additional shares of other series of preferred stock at any time and from time to time, without notice to or the consent of holders of our preferred shares. Such actions could adversely affect the market price of our preferred shares.
We may redeem our Series D preferred shares.
As provided by our Certificate of Incorporation, we may, at our option, redeem the Series D preferred shares (a) in whole or in part, from time to time, on or after their First Call Date specified in the Certificate of Designations for such shares included in our Certificate of Incorporation, or (b) in whole but not in part, at any time prior to the First Call Date, within 90 days after the occurrence of a “rating agency event” or a “regulatory capital event,” as defined in such Certificate of Designations. Events that would constitute a “rating agency event” or a “regulatory capital event” could occur at any time and could result in our Series D preferred shares being redeemed earlier than would otherwise be the case. If we choose to redeem our Series D preferred shares, holders of such shares may not be able to reinvest the redemption proceeds in a comparable security at an effective dividend or interest rate as high as the dividend payable on such preferred shares.
The voting rights of our preferred shares are limited.
Holders of our preferred shares have no voting rights with respect to matters that generally require the approval of voting stockholders. In accordance with our Certificate of Incorporation, the limited voting rights of holders of such shares include the right to vote as a class on certain fundamental matters that may affect the preferences or special rights of the series and to elect two additional directors in the event that dividends on the Series D preferred shares have not been declared or paid for the equivalent of six dividend payments, whether or not for consecutive dividend periods.
Our preferred shares are equity and are subordinate to our existing and future indebtedness.
Our preferred shares are equity interests and do not constitute indebtedness. As such, our preferred shares will rank junior to all indebtedness and other non-equity claims on us (including intercompany and related party indebtedness and other claims) with respect to assets available to satisfy claims on us, including in a bankruptcy, liquidation or dissolution of us. As of December 31, 2025, our total indebtedness was approximately $3.2 billion (excluding intercompany indebtedness). We from time to time issue intercompany indebtedness to our subsidiaries, which does not constitute consolidated indebtedness under generally accepted accounting principles. The amount of our intercompany indebtedness will vary from time to time and could be substantial at any time. In addition, our existing and future indebtedness may restrict payments of dividends on our preferred shares.
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
Our company and its U.S. subsidiaries may be subject to the base erosion and anti-abuse tax (“BEAT”). The BEAT operates as a minimum tax and generally is calculated as 10.5% of the “modified taxable income” of an “applicable taxpayer.” Modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to certain payments made to non-U.S. affiliates, as well as the “base erosion percentage” of any net operating loss deductions. The BEAT applies only to the extent it exceeds a taxpayer’s regular corporate income tax liability (determined without regard to certain tax credits) and only in years in which the “base erosion percentage” exceeds a specified percentage.
Under the Inflation Reduction Act of 2022, a 15% corporate alternative minimum tax (“CAMT”) is imposed on the adjusted financial statement income of certain large corporations, effective for taxable years beginning after December 31, 2022. The impact of the CAMT, if any, will vary from year to year, based on the relationship between our adjusted financial statement income and our taxable income. Certain of our U.S. subsidiaries may be subject to CAMT for taxable year ending December 31, 2025, and may be subject to CAMT in the current or future taxable years. If applicable in any given year, the BEAT or CAMT may significantly increase the tax liability of our U.S. subsidiaries for such year.
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
In December 2023, the government of Bermuda enacted the Corporate Income Tax Act 2023 (“Bermuda CIT”). The Bermuda CIT imposes a corporate income tax on certain multinational groups earning income in Bermuda beginning January 1, 2025. The new Bermuda CIT also introduced an economic transition adjustment (“ETA”) which allows for an elective increase or decrease in the tax basis of assets and liabilities (excluding goodwill) held as of September 30, 2023 to fair value. It also allows for the recognition of a DTA related to the value of “identifiable intangible assets” that may be amortized over 10 years, beginning January 1, 2025. On December 11, 2025, the Government of Bermuda enacted further amendments to the Bermuda Tax Act to align the calculation of the ETA with the Administrative Guidance issued by OECD in January 2025. Under these changes, any deferred tax liability that would otherwise arise solely from the mechanical calculation of the ETA is eliminated by reducing the amount to zero.

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy; Governance
The Company maintains a documented Information Security Risk Management Program (“Program”) that includes risk assessments regularly conducted by the Company and third-party experts, assessors and auditors to evaluate potential security threats that may have a negative impact on the organization, detect potential vulnerabilities and mitigate any identified security risks. The Program is integrated into the Company’s overall risk management program. The Program is informed by industry standards, regulatory requirements, and frameworks and is evaluated on an ongoing basis to address the evolving cyber threat landscape and seek alignment with industry standards such as applicable legal and regulatory guidance and mandates. In addition, the Company regularly self-assesses the Program against its internal policies.
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
The Company’s Chief Information Security Officers, experienced information systems security professionals with many years of experience across a variety of technology sub-specialties, provide oversight and direction for the Program and regularly communicate the information security risk posture and the prevention, detection, mitigation, and remediation of cybersecurity incidents to the Company’s executive team and the Company’s Audit and Risk Management Committee. Our Chief Information Security Officers and the Audit and Risk Management Committee oversee the Program and management of risks from cybersecurity threats and review and monitor the Company’s business and technology strategy.
As of the reporting date, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. See also Item 1A ''Risk Factors - Risks Relating to Our Business and Industry - Failure to maintain the security of our information and technology systems could have an adverse effect on our business.''
Item 2. Properties
The Company owns and leases office spaces for our primary operations but does not own properties that are material to the Company and its subsidiaries.
Item 3. Legal Proceedings
See Note 27 - Financial Commitments and Contingencies to the audited consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
None.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our consolidated financial position at December 31, 2025 compared with December 31, 2024, and our consolidated results of operations for the years ended December 31, 2025, 2024, and 2023, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our audited consolidated financial statements, notes thereto and selected consolidated financial data appearing elsewhere in this report.
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

Key Financial Data
The following table presents key financial data of the Company:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Total assets	$130,257	$121,221	$35,855
Net income attributable to American National Group Inc. common stockholder	469	696	392
Segment distributable operating earnings (1)	1,750	1,267	598
(1)Distributable Operating Earnings is a Non-GAAP measure. See “Reconciliation of Non-GAAP Measures”.
Results of Operations
The results of operations discussed below comprise results for American National for the periods prior to the Post-Effective Merger and the combined results of American National and AEL for periods subsequent to the Post-Effective Merger.
Net Premiums
The breakdown of premiums by product, net of ceded premiums is as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Annuities
Retail (1)
Fixed Index	$—	$5	$—
Fixed Rate	2	2	1
Total Retail Annuities	2	7	1
Institutional
Pension Risk Transfer (2)	1,337	3,161	1,148
Total Institutional Annuities	1,337	3,161	1,148

Total Annuities	1,339	3,168	1,149

Life	377	511	520

Total net premiums	$1,716	$3,679	$1,669
(1)Premiums received from retail annuities are generally recorded as deposits and are not included in net premiums on the Consolidated Statements of Operations.
(2)Premiums differ from gross annuity sales in Pension Risk Transfer (“PRT”), since premiums are recognized as revenue when due while they are included in sales upon deal close, which is confirmed by the counterparty.
2025 vs. 2024
For the year ended December 31, 2025, we reported total net premiums of $1.7 billion, compared to net premiums of $3.7 billion in the prior year. The decrease of $2.0 billion is driven by a decrease of $1.8 billion in the Annuities segment due to a more competitive PRT market resulting in our decision to allocate capital to our retail annuity and funding agreement opportunities in 2025, coupled with a decrease of $134 million due to the impact of reinsurance agreements executed in our Life Insurance segment.
2024 vs. 2023
For the year ended December 31, 2024, we reported total net premiums of $3.7 billion, compared to $1.7 billion in the prior year. The increase of $2.0 billion is primarily driven by continued growth within the PRT business and the execution of the Company’s first U.K. reinsurance transaction, reinsuring $1.3 billion of pension liabilities. Net premiums for our Annuities segment increased by $2.0 billion due to growth in PRT business as noted.

Gross Annuity Sales
Gross annuity sales are comprised of directly written retail and institutional annuity deposits, which generally are not included in revenues on the Consolidated Statements of Operations.
The breakdown of gross annuity sales follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Retail:
Fixed Index	$9,213	$5,474	$393
Fixed Rate	6,471	4,932	3,921
Variable (1)	5	63	63
Total Retail Annuities	15,689	10,469	4,377

Institutional:
Pension Risk Transfer (2)	1,532	3,151	1,008
Funding Agreements	2,289	—	—
Total Institutional Annuities	3,821	3,151	1,008

Total gross annuity sales	$19,510	$13,620	$5,385
(1)Variable sales represent additional premiums on previously issued policies.
(2)Gross annuity sales differ from premiums in Pension Risk Transfer, since premiums are recognized as revenue when due while they are included in sales upon deal close, which is confirmed by the counterparty.
2025 vs. 2024
For the year ended December 31, 2025, we reported total gross annuity sales of $19.5 billion, compared to gross annuity sales of $13.6 billion in the prior year. The increase of $5.9 billion is primarily due to the addition of a full year of fixed index annuity deposits generated by American Equity subsequent to the completion of the acquisition as well as the commencement of our funding agreement programs in 2025. These increases were partially offset by a decrease in PRT sales during 2025 due to a more competitive PRT market resulting in our decision to allocate capital to our retail annuity and funding agreement opportunities in 2025.
2024 vs 2023
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

The following table summarizes the financial results of our business for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Net premiums	$1,716	$3,679	$1,669
Other policy revenue	691	657	414
Net investment income	4,888	3,481	1,240
Investment related gains (losses)	92	(333)	(2)
Other income	100	35	74
Total revenues	7,487	7,519	3,395

Policyholder benefits and claims incurred	2,210	4,048	1,855
Interest sensitive contract benefits	2,026	1,745	480
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	1,008	587	112
Change in fair value of insurance-related derivatives and embedded derivatives	216	(94)	36
Change in fair value of market risk benefits	725	(3)	(69)
Operating expenses	725	701	430
Interest expense	183	165	99
Total benefits and expenses	7,093	7,149	2,943
Net income before income taxes	394	370	452
Income tax expense (benefit)	(20)	(199)	43
Income from continuing operations	414	569	409
Income (loss) from discontinuing operations, net of tax	126	111	(12)
Net income	540	680	397
Less: Net income (loss) from continuing operations attributable to noncontrolling interests, net of tax	7	(49)	5
Net income attributable to American National Group Inc. stockholders	533	729	392
Less: Preferred stock dividends and redemption	64	33	—
Net income attributable to American National Group Inc. common stockholder	$469	$696	$392
2025 vs. 2024
The results of operations discussed below comprise results for American National for the periods prior to the Post-Effective Merger and the combined results of American National and AEL for periods subsequent to the Post-Effective Merger.
For the year ended December 31, 2025, we reported net income of $533 million, compared to a net income of $729 million in the prior year. The decrease is primarily due to a decline in net premiums and policyholder benefits and claims incurred as a result of a more competitive PRT market in the current year resulting in our decision to allocate capital to our retail annuity and funding agreement opportunities in 2025. In addition, unfavorable fair value movements in our fixed index annuity reserves driven by movements in interest rates and equity market performance used in the valuation of these liabilities and an increase in amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired as a result of the acquisition of American Equity contributed to a decrease in net income. These impacts were offset by increased net investment income due to the inclusion of American Equity for a full year following the acquisition. Additionally, the prior year included investment related losses due to the transfer of assets associated with the RGA reinsurance transaction and a non-recurring deferred income tax recovery in relation to the corporate income tax regime in Bermuda.
Net premiums and other policy revenue were $2.4 billion for the year ended December 31, 2025, compared to $4.3 billion in the prior year. The decrease of $1.9 billion is primarily a result of lower PRT related premiums in the current year due to a more competitive PRT market which resulted in our decision to allocate capital to our retail annuity and funding agreement opportunities during 2025. Additionally, there was an increase in ceded premiums with the cession of certain life insurance business beginning in Q3 2024.
Net investment income increased by $1.4 billion for the year ended December 31, 2025, relative to the prior year. Net investment income is comprised of interest and dividends earned on fixed income investments and equity investments, as well as other miscellaneous income from equity accounted investments primarily consisting of real estate partnerships and investment funds. The increase was primarily driven by the growth in our investment portfolio due to a full year contribution from American Equity following the acquisition, coupled with the continued rotation into higher yielding investment strategies.
Investment related gains (losses) increased by $425 million relative to the prior year. The increase was primarily due to the non-recurrence of realized losses on investments driven by the transfer of assets pursuant to the RGA reinsurance transaction, which was effective July 1, 2024, as well as volatility on equity positions.

Policyholder benefits and claims incurred decreased by $1.8 billion for the year ended December 31, 2025, relative to the prior year. The decrease is primarily due to a decrease in the PRT business in 2025 which resulted in lower reserves year over year. Additionally, there was a decrease in claims incurred due to the impact of business ceded to RGA beginning in Q3 2024.
Interest sensitive contract benefits represent interest credited to policyholders’ account balances (“PAB”) from our investment contracts with customers. For the year ended December 31, 2025, interest sensitive contract benefits increased by $281 million, which was primarily driven by an increase in the in-force block of annuities business following the acquisition of American Equity with a full year of that impact in 2025.
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired were $1.0 billion for the year ended December 31, 2025, compared to $587 million in the prior year. The increase of $421 million was due to an increase in the amortization of VOBA due to a full year impact of the increase in the VOBA asset and related amortization following the acquisition of American Equity, as well as the continued growth of the annuities business, which increases the deferred acquisition cost and deferred sales inducements asset.
Change in fair value of insurance-related derivatives and embedded derivatives represents the fair value change of call options used to fund the equity-indexed annuity and universal life contracts as well as the fair value change of embedded derivatives of these contracts. Fair value changes are impacted by the expected and actual performance of the indices the call options relate to as well as interest rates used to estimate our embedded derivatives. The increase in expense of $310 million is attributable to the impact of interest rates and equity market performance on the fair value of the embedded derivatives and equity-indexed options as well as the net impact of assumption updates from the annual assumption review used in the calculation of the fair value of the embedded derivatives .
Change in fair value of market risk benefits represents the mark-to-market movements of our liability based on the protection to the policyholder from capital market risks. The loss of $725 million for the year ended December 31, 2025 or an increase of $728 million year-over-year is primarily due to the impact of interest rates and equity markets on the valuation of these liabilities as well as the net impact of assumption updates as a result of the annual assumption review used in the calculation of the fair value of market risk benefits. Additionally, the market risk benefit liabilities increased as a result of the acquisition of American Equity leading to increases in the change in the fair value of these liabilities.
Operating expenses were $725 million for the year ended December 31, 2025 compared to $701 million to the prior year, which represents an increase of $24 million. The increase was primarily driven by additional costs incurred to support the continued growth of our business as well as a full year of American Equity’s operating expenses following the acquisition in 2024, partially offset by a non-recurring expense saving at American National related to changes in its pension plan.
Interest expense on borrowings increased by $18 million for the year ended December 31, 2025 compared to the prior year. The increase is primarily as a result of increased borrowings with the new term loan entered into in May 2024, senior notes issued in June 2025, junior subordinated notes issued in August 2025, as well as the acquisition of American Equity which included legacy senior notes and subordinated debt. These increases in interest expense were partially offset by recurring repayments of the term loan during 2025.
Income tax expense (benefit) was $(20) million for the year ended December 31, 2025 compared to $(199) million in the prior year. In both years, the tax benefit was due to the recognition of a deferred tax asset related to the recently enacted Bermuda corporate income tax. Excluding this benefit, the company’s effective tax rate was slightly higher than the U.S federal statutory rate of 21% primarily due to changes in its valuation allowance on its deferred tax assets.
Income (loss) from discontinuing operations, net of tax was $126 million for the year ended December 31, 2025 compared to $111 million in the prior year or an increase of $15 million. The increase was largely attributable to improvements in our loss experience arising from underwriting actions implemented over the past twelve months on the property casualty block of business which was disposed of during 2025 as discussed in Note 28 - Discontinued Operations.
2024 vs. 2023
For the year ended December 31, 2024, we reported net income of $729 million, compared to a net income of $392 million in the prior year. The increase is primarily due to an increase in net premiums as a result of the closing of a reinsurance transaction with respect to a U.K. pension risk transfer deal during Q4 2024. In addition, net investment income and other policy revenue increased due to the inclusion of American Equity following the acquisition. This increase was partially offset by an increase in policyholder benefits and claims incurred due to growth in the PRT business, an increase in investment related losses due to the transfer of assets associated with the RGA reinsurance transaction and volatility on equity positions, an increase in interest sensitive contract benefits, amortization of deferred policy acquisition costs, deferred sales inducements, and value of business acquired and operating expenses due to the inclusion of American Equity following the acquisition.
Net premiums and other policy revenue were $4.3 billion for the year ended December 31, 2024, compared to $2.1 billion in the prior year. The increase of $2.3 billion is primarily due to growth in the PRT business. Additionally, there was an increase in other policy revenue which reflects surrender fee and rider fee income recognized on annuity policies added following the acquisition of American Equity.

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
Investment related gains (losses) increased by $331 million relative to the prior year. The increase was primarily due to realized losses on investments driven by the transfer of assets pursuant to the RGA reinsurance transaction, which was effective July 1, 2024, as well as volatility on equity positions.
Policyholder benefits and claims incurred increased by $2.2 billion for the year ended December 31, 2024, relative to the prior year. The increase is primarily due to an increase in growth of the PRT business which resulted in higher reserves. These increases were partially offset by a decrease in claims incurred due to the impact of business ceded to RGA beginning in Q2 2024.
Interest sensitive contract benefits represent interest credited to PAB from our investment contracts with customers. For the year ended December 31, 2024, interest sensitive contract benefits increased by $1.3 billion, which was primarily driven by an increase in the in-force block of annuities business following the acquisition of American Equity.
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired were $587 million for the year ended December 31, 2024, compared to $112 million in the prior year. The increase of $475 million was primarily due to an increase in the amortization of VOBA due to the increase in the VOBA asset following the acquisition of American Equity, as well as the continued growth of the annuities business, which increases the deferred acquisition cost and deferred sales inducements asset.
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
Operating expenses were $701 million for the year ended December 31, 2024, compared to $430 million for the prior year, which represents an increase of $271 million. The increase was primarily driven by transaction expenses incurred related to the acquisition of American Equity as well as an increase associated with eight months of operating expenses from American Equity subsequent to the acquisition.
Interest expense on borrowings increased by $66 million for the year ended December 31, 2024 compared to the prior year. The increase is primarily driven by increased borrowings with the new term loan entered into in May and new senior notes entered into in October 2024 as well as the acquisition of American Equity which included legacy senior notes and subordinated debt.
Income tax expense (benefit) was $(199) million for the year ended December 31, 2024 compared to $43 million in the prior year. In both years, the Company recognized a tax benefit due to the recognition of a deferred tax asset related to the recently enacted Bermuda corporate income tax. Excluding this benefit, the company’s effective tax rate in 2024 was slightly higher than the U.S federal statutory rate of 21% primarily due to changes in its valuation allowance on its deferred tax assets. In 2023 the tax rate was slightly lower than the U.S. federal rate primarily due to tax credit benefits.
Income (loss) from discontinuing operations, net of tax was $111 million for the year ended December 31, 2024 compared to $(12) million in the prior year or an increase of $123 million. The increase was largely attributable to improvements in our loss experience arising from underwriting actions implemented in the prior year on the property casualty block of business which was disposed of during 2025 as discussed in Note 28 - Discontinued Operations.

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
The following table presents DOE of each of our reporting segments for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Annuities	$1,597	$1,073	$400
Life Insurance	153	194	198
Segment DOE	$1,750	$1,267	$598
2025 vs. 2024
Annuities – DOE within our annuities business represents contribution from both our retail and institutional platforms. DOE increased by $524 million for the year ended December 31, 2025 to the prior year. The increase is primarily attributable to an increased asset base from the acquisition of American Equity and continued growth of the business as well as deployment into higher yielding investment strategies.
Life Insurance – DOE decreased by $41 million for the year ended December 31, 2025 compared to the prior year. The decrease was primarily driven by the impact of the RGA reinsurance treaty executed during the third quarter of 2024.
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

Financial Condition
The following table summarizes the financial position as of December 31, 2025 and 2024:

	December 31,
	2025	2024
	(Dollars in millions)
Assets
Investments	$90,516	$77,961
Cash and cash equivalents	11,660	10,867
Accrued investment income	799	736
Deferred policy acquisition costs, deferred sales inducements and value of business acquired	11,513	10,504
Deferred tax asset	460	495
Reinsurance recoverables and deposit assets	9,255	9,862
Property and equipment	161	154
Intangible assets	1,501	1,526
Goodwill	748	748
Other assets	2,822	2,617
Separate account assets	822	1,343
Assets related to discontinued operations	—	4,408
Total assets	$130,257	$121,221

Liabilities
Future policy benefits	$10,962	$9,170
Policyholders’ account balances	92,992	83,079
Policy and contract claims	410	396
Market risk benefits	4,536	3,655
Due to related parties	103	77
Other policyholder funds	353	340
Notes payable	205	189
Long term borrowings	2,951	2,957
Funds withheld for reinsurance liabilities	3,088	3,321
Other liabilities	4,166	3,921
Separate account liabilities	822	1,343
Liabilities related to discontinued operations	—	2,745
Total liabilities	120,588	111,193

Equity
Preferred stock, Series A	—	389
Preferred stock, Series B	—	296
Preferred stock, Series D	292	—
Additional paid-in capital	6,404	7,569
Accumulated other comprehensive income, net of taxes	1,094	340
Retained earnings	1,759	1,356
Non-controlling interests	120	78
Total equity	9,669	10,028
Total liabilities and equity	$130,257	$121,221
Comparison as of December 31, 2025 and 2024
Total assets increased by $9.0 billion during the year to $130.3 billion. The increase is primarily driven by net annuity inflows which results in increased cash and investment purchases.
Total investments increased by $12.6 billion from December 31, 2024 to December 31, 2025. The increase is primarily driven by the net annuity inflows and redeployment of cash and cash equivalents into fixed maturity investments resulting in increased investment purchases.
Cash and cash equivalents increased by $793 million from December 31, 2024 to December 31, 2025. The increase is primarily driven by annuity sales during the period not yet deployed into our investments. We continue to maintain a strong liquidity position across our segments. For further information, refer to “Liquidity and Capital Resources” section within this MD&A.

Deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”) and value of business acquired (“VOBA”) are capitalized costs directly related to writing new policyholder contracts and include the VOBA intangible assets. During the year, the balance increased by $1.0 billion, primarily driven by deferral of acquisition costs and sales inducements associated with writing new business during the period, partially offset by the amortization of existing DAC, DSI and VOBA.
Net deferred tax assets (liabilities) were $(279) million at December 31, 2025 compared to $27 million at December 31, 2024 or a decrease of $306 million. The decrease is due to an increase in the deferred tax liability attributable to the deferral of acquisition costs from new business written during the period offset by changes in our deferred tax assets associated with our loss carryforwards.
Reinsurance recoverables and deposit assets are estimated amounts due to the Company from reinsurers and include reinsurance receivables and recoverables from reinsurers and deposit assets associated with reinsurance agreements. The amount decreased by $607 million in the year primarily driven by the run off of certain blocks of business ceded to external reinsurers.
Intangible assets decreased by $25 million from December 31, 2024 to December 31, 2025, primarily due to the amortization of intangible assets during the period.
Other assets were $2.8 billion as of December 31, 2025, an increase of $205 million from December 31, 2024. The balance includes current tax asset, market risk benefit asset, as well as other miscellaneous receivables and the increase is primarily attributable to an increase in the market risk benefit asset as a result of assumption updates made during the annual assumption review.
Separate account assets and liabilities both decreased by $521 million from December 31, 2024 to December 31, 2025, primarily due to the reversion of assets and the release of associated liabilities related to the termination of a qualified defined benefit pension plan during Q3 2025 as well as policyholder benefits and withdrawals during the year.
Assets related to to discontinued operations decreased by $4.4 billion due to the disposition of the P&C Subsidiaries in 2025 as described in Note 28 - Discontinued Operations, in the notes to the consolidated financial statements.
Future policy benefits and policyholders’ account balances increased by $11.7 billion from December 31, 2024 to December 31, 2025, primarily driven by annuity sales during the period as well as assumption updates as a result of the annual assumption review and the impact of changes in interest rates and equity markets on the valuation of the embedded derivatives during the period.
Market risk benefits increased by $881 million from December 31, 2024 to December 31, 2025, primarily driven by the impact of changes in interest rates and equity markets as well as assumption updates as a result of the annual assumption review on the valuation of market risk benefits.
Funds withheld for reinsurance liabilities decreased by $233 million from December 31, 2024 to December 31, 2025, as a result of the decrements on the existing ceded liabilities and the corresponding funds withheld payable as flow business is not being ceded to external reinsurers.
Other liabilities increased by $245 million from December 31, 2024 to December 31, 2025. The balance includes the reinsured market risk benefits liability, accrued interest on debt and other miscellaneous payables. The increase is primarily due to an increase in debt and payables from consolidated variable interest entities (“VIEs”).
Liabilities related to to discontinued operations decreased by $2.7 billion due to the disposition of the P&C Subsidiaries in 2025 as described in Note 28 - Discontinued Operations, in the notes to the consolidated financial statements.

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

	December 31,
	2025	2024
	(Dollars in millions)
Cash and cash equivalents	$11,660	$10,867
Liquid financial assets	42,041	30,813
Undrawn credit facilities	1,505	881
Total liquidity (1)	$55,206	$42,561
(1)Total Liquidity is a non-GAAP measure. See “Performance Measures used by Management.”
Today, we have significant liquidity within our insurance portfolios, giving us flexibility to secure attractive investment opportunities. In addition to a portfolio of highly liquid financial assets, our operating companies have additional access to liquidity from sources such as the Federal Home Loan Bank (“FHLB”) and access to a sub-allocation under the Brookfield Wealth Solutions revolving credit facility. As of December 31, 2025, the Company had no drawings and a total of $1.5 billion undrawn commitment available related to the FHLB program, and access to $300 million of capacity under the revolving credit facility.
Liquidity within our insurance subsidiaries may be restricted from time to time due to regulatory constraints. As of December 31, 2025, the Company’s total liquidity was $55.2 billion, which included $580 million of cash and cash equivalents held outside of the regulated insurance companies.
The following table presents a summary of our cash flows and ending cash balances for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Operating activities	$2,782	$2,522	$1,186
Investing activities	(9,746)	2,520	(1,301)
Financing activities	7,294	3,096	1,918
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	11,330	3,192	1,389
Net change during the period	330	8,138	1,803
Cash and cash equivalents, end of period	11,660	11,330	3,192
Less: Cash and cash equivalents of discontinued operations	—	463	138
Cash and cash equivalents, end of period	$11,660	$10,867	$3,054
Operating Activities
2025 vs. 2024
For the year ended December 31, 2025, we generated $2.8 billion of cash from operating activities compared to $2.5 billion generated during the prior year. The increase is primarily due to a full year contribution of American Equity’s operating activities partially offset by the decline in net income, the drivers of which are discussed in Item 7 - Results of Operations.
2024 vs. 2023
For the year ended December 31, 2024, we generated $2.5 billion of cash from operating activities compared to $1.2 billion generated during the prior year. The increase is primarily due to higher investment income from the growth in the investment portfolio, coupled with the addition of American Equity’s investments.

Investing Activities
2025 vs. 2024
For the year ended December 31, 2025, we purchased $17.2 billion of available-for-sale fixed maturity securities compared to $8.6 billion in the prior year, partially offset by increased proceeds from sales and maturities of investments as we continue to optimize the performance of our investment portfolio. Additionally, in 2024 we acquired $10.8 billion of cash and cash equivalents from the acquisition of American Equity, net of cash proceeds paid. As this cash was deployed, there was a net deployment of $9.7 billion of cash from investing activities in the current year, compared to net inflow of $2.5 billion in the prior year.
2024 vs. 2023
For the year ended December 31, 2024, we acquired $10.8 billion of cash and cash equivalents from the acquisition of American Equity, net of cash proceeds paid, partially offset by net deployment into investments during the period. This resulted in net inflow of $2.5 billion of cash from investing activities, compared to net deployment of $1.3 billion in the prior year.
Financing Activities
2025 vs. 2024
For the year ended December 31, 2025, we recorded a net cash inflow of $7.3 billion from our financing activities, compared to a net cash inflow of $3.1 billion in the prior year period. The increase was mainly as a result of $7.4 billion net payments received on policyholders’ account deposits, partially offset by an increase in withdrawals on such accounts as well as the non-recurrence of cash flows associated with debt raised through the acquisition of American Equity in 2024.
2024 vs. 2023
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
Future Capital Obligations and Requirements
As of December 31, 2025, the Company and its subsidiaries, in aggregate, had outstanding investment commitments of $4.9 billion. The funded commitments are primarily recognized as mortgage loans, private loans, investment funds, investment real estate and other invested assets. For additional information, see Note 27 - Financial Commitments and Contingencies in the notes to the consolidated financial statements.
The following is the maturity by year on long term borrowings:

	Payments Due by Year
	Total	Unamortized Discount and Issuance Costs	Less Than 1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More Than 5 Years
	(Dollars in millions)
As of December 31, 2025
Long term borrowings	$2,951	$(49)	$—	$600	$—	$600	$—	$1,800

As of December 31, 2024
Long term borrowings	$2,957	$(43)	$—	$—	$1,800	$—	$600	$600
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
American National and AEL are required to follow Risk Based Capital (“RBC”) requirements based on guidelines of the NAIC. RBC is a method of measuring the level of capital appropriate for an insurance company to support its overall business operations, in light of its size and risk profile. It provides a means of assessing capital adequacy, where the degree of risk taken by the insurer is the primary determinant.
The Company has determined that it is in compliance with all capital requirements as of December 31, 2025 and 2024.
Performance Measures Used by Management
To measure performance, we focus on net income and total assets, as well as certain non-GAAP measures, including DOE and Total Liquidity, which we believe are useful to investors to provide additional insights into assets within the business available for redeployment. See “Results of Operations”, “Financial Condition,” and “Liquidity and Capital Resources” sections of this MD&A for further discussion on our performance and Non-GAAP measures for the years ended December 31, 2025, 2024, and, 2023.
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

The following table contains further details regarding our use of the Non-GAAP measures, as well as a reconciliation of GAAP consolidated net income from continuing operations to DOE:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Income from continuing operations (1)	$343	$585	$404
Mark-to-market losses (gains) on investments, including reinsurance funds withheld (2)	459	444	139
Mark-to-market losses (gains) on insurance contracts and other net assets (3)(4)	667	167	(24)
Deferred income tax expense (recovery) relating to basis and other changes	(343)	(366)	50
Transaction costs	54	189	12
Depreciation and amortization expenses	170	76	19
Corporate and other DOE	400	172	(2)
Segment DOE	$1,750	$1,267	$598
(1)Income from continuing operations is net income attributable to American National Group Inc. common stockholder less income (loss) from discontinuing operations, net of tax.
(2)“Mark-to-market losses (gains) on investments, including reinsurance funds withheld” primarily represent mark-to-market gains or losses on our investments and reinsurance funds withheld. Mark-to-market gains or losses on our invested assets are presented as “Investment related gains (losses)” on the Consolidated Statements of Operations. See Note 10 - Net Investment Income and Investment Related Gains (Losses) in the notes to the consolidated financial statements for additional details.
(3)“Mark-to-market losses (gains) on insurance contracts and other net assets” principally represents the mark-to-market effect on insurance-related liabilities, net of reinsurance, due to changes in market risks (e.g., interest rates, equity markets and equity index volatility). These mark-to-market effects are primarily included in “Interest sensitive contract benefits”, “Change in fair value of insurance-related derivatives and embedded derivatives” and “Change in fair value of market risk benefits” on the Consolidated Statements of Operations. See the following notes to the consolidated financial statements for additional information: (i) Note 9 - Derivative Instruments; (ii) Note 18 - Policyholders' Account Balances; and (iii) Note 19 - Market Risk Benefits.
(4)Included in “Mark-to-market losses (gains) on insurance contracts and other net assets” are “returns on equity invested in certain variable interest entities” and “our share of adjusted earnings from our investments in certain associates” as stated in the definition of DOE. “Returns on equity invested in certain variable interest entities” primarily represent equity-accounted income from our investments in real estate partnerships and investment funds and are included in “Net investment income” on the Consolidated Statements of Operations.
Critical Accounting Estimates
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
Critical judgments made by management and used in preparing the financial statements, are summarized below:
Fair value of investments – In determining fair value of our investments in our consolidated financial statements, we perform regular analysis and review of our valuation techniques, assumptions and inputs to evaluate if the valuation approaches are appropriate and consistently applied and if the various assumptions are reasonable. Investments categorized as Level 3 in the fair value hierarchy are subject to significant management judgment and estimation due to the use of significant unobservable inputs. Where appropriate, we assess the reasonableness of unobservable inputs and assumptions used in the fair value measurement. For example, we validate the reasonableness of quotes from independent pricing sources and broker price opinions received by performing a market-based fair value analysis. For investments fair valued using a discounted cash flow methodology, we perform a review of the cash flow models for reasonability. Valuation methodologies, assumptions and inputs utilized in the valuation of our investments recorded at fair value in the statements of financial position are described in Note 11 - Fair Value of Financial Instruments in the notes to the consolidated financial statements.

Value of business acquired (“VOBA”) – VOBA is an intangible asset or liability resulting from a business combination that represents the difference between the policyholder liabilities measured in accordance with the acquiring company’s accounting policies and the estimated fair value of the same acquired policyholder liabilities in-force at the acquisition date. The estimated fair value of the acquired liabilities upon the acquisition includes assumptions on discount rate and the net investment earned rate. These assumptions are subject to inherent uncertainties and involve a significant level of management judgment and estimation and may have a material impact on our financial condition upon the initial recognition of VOBA. Refer to Note 16 - Acquisitions in the notes to the consolidated financial statements for additional details on VOBA.
Future policy benefits (“FPB”) – Relate to long-duration insurance contracts such as deferred and immediate annuities with life contingencies, including our PRT contracts, and certain life products. Assumptions used in the establishment of the FPB, inclusive of associated reinsurance balances, include longevity, mortality and lapse rates as well as discount rates, which require significant judgment and may materially impact the valuation of these liabilities. The Company reviews and updates cash flow assumptions, including significant policyholder behavior assumptions, at least annually during the third quarter of each year, and at the same time every year by cohort or product. The Company also reviews more frequently and updates its cash flow assumptions during an interim period if evidence suggests cash flow assumptions should be revised.
Embedded derivatives in policyholders’ account balances (“PAB”) – Our PAB liabilities relate to investment-type contracts and universal life-type policies. Our indexed product account balances with returns linked to the performance of a specified market index (e.g., fixed index annuity contracts and equity-indexed universal life policies) include an embedded derivative that is bifurcated from the host (or guaranteed) component of the contracts. The fair value of the embedded derivatives is estimated at each valuation date by (i) projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and (ii) discounting the excess of the projected contract value amounts at the applicable risk free interest rates adjusted for the Company’s non-performance risk related to those liabilities. Significant assumptions include option budget, lapse rates and non-performance risk.
Market risk benefits (“MRB”) – Relate to certain fixed indexed annuity and fixed rate annuity contracts that provide minimum guarantees to policyholders including guaranteed minimum withdrawal benefits and guaranteed minimum death benefits. MRBs are fair valued using stochastic models that incorporate a spread reflecting our non-performance risk. The actuarial assumptions used in the MRB calculation are best estimate assumptions based on a combination of historical data and actuarial judgment. Significant assumptions include utilization, option budget, non-performance risk as well as mortality and lapse rates.
Deferred income tax – We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) for the expected future tax consequences of events that have been included in the financial statements. We recognize DTAs to the extent that management believes that these assets are more likely than not to be realized, considering, among other items, projections of future taxable income. Accordingly, the estimation of DTAs including valuation allowance require significant management judgment. Additionally, actual realization of DTAs and DTLs may materially differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances.
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
Foreign Exchange Rate Risk
The Company’s obligations under its insurance contracts are predominantly denominated in U.S. dollars, but a portion of the assets supporting these liabilities are denominated in non-U.S. dollars. In addition, we have exposure to foreign currency risk in connection with a U.K. pension risk transfer transaction that we are reinsuring. We manage foreign exchange risk primarily using foreign exchange forwards and cross currency swaps. Our investment policy sets out the foreign currency exposure limits and types of derivatives permitted for hedging purposes. Our net assets are subject to financial statement translation into U.S. dollars. All of our financial statement translation-related impact from changes in foreign currency rates is recorded in other comprehensive income. Gains and losses from foreign currency transactions of the Company’s invested assets are reported in “Investment related gains (losses)” in the Consolidated Statements of Operations. The impact on net income resulting from a hypothetical 10% decrease in foreign currencies against the U.S. Dollar, net of the impact of foreign exchange hedging strategies, would not be expected to be material.
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
Our primary interest rate risk exposure is the exposure of our fixed maturity investment portfolio to interest rate risk and the changes in interest rates. In addition, our insurance-related liabilities, net of reinsurance (consisting of Future policy benefits, Policyholders’ account balances, Policy and contract claims, and Market risk benefits) are subject to interest rate risk exposure. If interest rates were to increase by 50 basis points from levels at December 31, 2025 and 2024 through a parallel shift in the yield curve, we estimate that (i) the fair value of our fixed maturity securities would decrease by approximately $1.4 billion and $881 million in 2025 and 2024, respectively; and (ii) the carrying amount of our insurance-related liabilities (net of reinsurance) would decrease by approximately $853 million and $729 million in 2025 and 2024, respectively. The net impact on total equity of such a decrease (net of income taxes) would be an increase of approximately $448 million and $120 million in 2025 and 2024, respectively. The models used to estimate the impact of an increase in market interest rates by 50 basis points incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in the value of our financial instruments and our insurance-related liabilities indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time. However, any such decreases in the fair value of our fixed maturity securities (unless related to credit concerns of the issuer requiring recognition of a credit loss) would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet our liquidity needs, which we proactively manage. See the “Liquidity and Capital Resources” section for a further discussion on liquidity.
Other Price Risk
Other price risk is the risk of variability in fair value due to movements in equity prices or other market prices such as commodity prices and credit spreads.
The Company’s exposure to the equity markets is managed by sector and individual security, and the Company mitigates the equity price risk by diversification of the investment portfolio.
The Company also has equity price risk associated with the equity-indexed life and annuity products the Company issues and assumes. The Company has entered into derivative transactions, primarily over-the-counter equity call options, to hedge the exposure to equity-index changes.

Assuming all other factors are constant, if there was a decline in public equity market prices of 10% as of December 31, 2025 and 2024, we estimate a net decrease to our point-in-time net income (loss) from changes in the fair value of these financial instruments of $53 million and $8 million, respectively. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in the Consolidated Statement of Operations.
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
We manage insurance risk through choosing whether to purchase reinsurance for certain amounts of risk underwritten across our Annuities and Life Insurance segments.
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
We have outsourcing arrangements in respect of certain administrative and operational functions. These arrangements are subject to agreements with formal service levels, operate within agreed authority limits and are subject to regular review by senior management. Material outsourcing arrangements are approved and monitored by the Board of Directors.
Disaster recovery and business continuity plans have also been established to manage the Company’s ability to operate under adverse conditions.
Item 8. Consolidated Financial Statements and Supplementary Data
The audited consolidated financial statements are included as a part of this report on Form 10-K on pages F-1 through F-79.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In accordance with the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2025 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025 based upon criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has determined that we maintained effective internal control over financial reporting as of December 31, 2025.
(c)Changes in Internal Control over Financial Reporting
The Company completed the transfer of all of its property and casualty subsidiaries, including American National Property And Casualty Company, United Farm Family Insurance Company and Farm Family Casualty Insurance Company and their respective wholly-owned subsidiaries (collectively, the “P&C Subsidiaries”) to Argo Group International Holdings, Inc., subsequently renamed to Clearbrook Group Holdings Inc. (“Clearbrook”). Management designed and implemented responsive control procedures related to its financial reporting, which were assessed as of December 31, 2025, during the annual operation of these controls.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
Our independent auditor is Deloitte & Touche LLP. Its PCAOB Auditor ID is 34.
The table below summarizes the fees for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for the years ended December 31, 2025 and December 31, 2024.

	December 31,
	2025	2024
	(Dollars in millions)
Audit fees (1)	$14	$10
Audit-related fees (2)	—	—
Tax fees	1	—
(1)Audit fees include fees for the audit of our annual consolidated financial statements, the interim reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q, the issuance of comfort letters, and annual audits of certain of our subsidiaries and audits required by regulatory authorities.
(2)Audit-related fees primarily include fees associated with other attestation services.
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

4.11	Form of 5.750% Senior Notes due 2029 (included in Exhibit 4.10)

Exhibit Number	Description
4.12
Second Supplemental Indenture, dated as of June 27, 2025, between American National Group Inc., as issuer, and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 27, 2025)

4.13	Form of 6.000% Senior Notes due 2035 (included in Exhibit 4.12)
4.14
Third Supplemental Indenture, dated as of August 22, 2025, between American National Group Inc., as issuer, and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 22, 2025)

4.15	Form of 7.000% Fixed-Rate Reset Junior Subordinated Notes due 2055 (included in Exhibit 4.14)
4.16
Deposit Agreement, dated November 21, 2019, among the Company, Computershare Inc. and Computershare Trust Company, N.A., collectively, as depositary, Computershare Inc., as registrar and transfer agent, and the holders from time to time of the depositary receipts (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 21, 2019)

4.17	Form of Depository Receipt Representing 1/1,000th of One Share of Series A Preferred Stock (included in Exhibit 4.16)
4.18
Deposit Agreement, dated as of June 17, 2020, among the Company, Computershare Inc. and Computershare Trust Company, N.A., collectively as Depositary, the other parties thereto and the holders from time to time of depositary receipts issued thereunder (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 17, 2020)

4.19	Form of Depository Receipt Representing 1/1,000th of One Share of Series B Preferred Stock (included in Exhibit 4.18)
4.20
Deposit Agreement, dated as of January 10, 2025, among the Company, Computershare Inc. and Computershare Trust Company, N.A., collectively, as Depositary, Computershare Trust Company, N.A., as Registrar and Transfer Agent and the holders from time to time of the depositary receipts described therein (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 10, 2025)

4.21	Form of Depositary Receipt Representing 1/1,000th of One Share of Series D Preferred Stock (included in Exhibit 4.20)
4.22**	Description of Securities of American National Group Inc.
10.1*	CEO Separation Letter, dated as of April 30, 2024, by and between the Company and Anant Bhalla. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 2, 2024)
10.2	Form of Tax Reimbursement Agreement. (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 2, 2024)
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

Exhibit Number	Description
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

Exhibit Number	Description
10.51*
Form of Retention Agreement between American Equity Investment Life Holding Company and certain employees (Incorporated by reference to Exhibit 10.50 to Form 10-K for the year ended December 31, 2023 filed on February 29, 2024)

19.1**	Personal Trading Policy of Brookfield Wealth Solutions Ltd. dated January 28, 2025
23.1**	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97
American Equity Investment Life Holding Company Incentive-Based Compensation Recovery Policy Effective October 2, 2023 (Incorporated by reference to Exhibit 97 to Form 10-K for the year ended December 31, 2023 filed on February 29, 2024)

101
The following materials from American National Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, (vii) Schedule I - Summary of Investments - Other Than Investments in Related Parties, (viii) Schedule II - Condensed Financial Information of Registrant, (ix) Schedule III - Supplementary Insurance Information, (x) Schedule IV - Reinsurance

104	The cover page from American National Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL and contained in Exhibit 101.
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
** Filed electronically herewith.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March 2026.

Date:	March 30, 2026	AMERICAN NATIONAL GROUP INC.

		By:	/s/ Timothy A. Walsh
Timothy A. Walsh
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date

/s/ Timothy A. Walsh	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2026
Timothy A. Walsh

/s/ Reza Syed	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2026
Reza Syed

/s/ Jonathan Bayer	Director	March 30, 2026
Jonathan Bayer

/s/ Gregory Morrison	Director	March 30, 2026
Gregory Morrison

/s/ Anne Schaumburg	Director	March 30, 2026
Anne Schaumburg

/s/ Sachin Shah	Director	March 30, 2026
Sachin Shah

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of American National Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of American National Group Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, statement of changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
Emphasis of a Matter
As discussed in Note 1 to the financial statements, on October 1, 2025, the Company completed the transfer of its property and casualty subsidiaries, including American National Property And Casualty Company, United Farm Family Insurance Company and Farm Family Casualty Insurance Company and their wholly-owned subsidiaries to Clearbrook Group Holdings, Inc. Amounts in the financial statements and notes thereto have been retrospectively adjusted and reported as discontinued operations.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Market Risk Benefits – Fixed Annuity Contracts – Valuation of Market Risk Benefits – Refer to Notes 2, 11 and 19 to the financial statements
Critical Audit Matter Description
The Company issues certain fixed indexed annuity and fixed rate annuity contracts that provide minimum guarantees to policyholders including guaranteed minimum withdrawal benefits that meet the definition of Market Risk Benefits (“MRB”). MRBs are measured at fair value. The fair value is calculated using stochastic models that incorporate a spread. The actuarial assumptions used in the MRB calculation are best estimate assumptions based on a combination of historical data and actuarial judgment. Significant assumptions include utilization, option budget, non-performance risk as well as mortality and lapse rates. MRBs with positive values are recorded as “Other assets” and negative fair values are reported as “Market risk benefit” liabilities in the Consolidated Statements of Financial Position.
We have assessed the significant judgements used in the determination of certain assumptions used in determination of the fair value of MRBs, the related audit effort in evaluating management’s selection of the significant assumption related to the lifetime income benefit rider utilization required a high degree of auditor judgment, and an increased extent of effort, including involvement of our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the lifetime income benefit rider utilization assumption selected by management for the valuation of the MRBs included the following:
•We tested the effectiveness of controls related to the valuation of MRBs, including management’s controls over the development, selection, and implementation of the significant assumptions used in the estimate.
•We evaluated the methods and assumptions used by the Company to estimate the fair value of the MRBs by performing the following:
◦We tested the completeness and accuracy of the underlying data used in the determination of the significant assumptions.
◦We evaluated the reasonableness of the Company’s selected significant assumptions through use of our actuarial specialists, drawing upon standard actuarial and industry practices.
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
March 30, 2026
We have served as the Company’s auditor since 2020.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except share and per share data)

	December 31,
	2025	2024
Assets
Investments:
Available-for-sale fixed maturity securities, at fair value (net of allowance for credit losses of $3 and $25, respectively; amortized cost of $56,854 and $45,371, respectively)	$57,992	$45,591
Equity securities, at fair value	1,179	611
Mortgage loans on real estate, at amortized cost (net of allowance for credit losses of $100 and $153, respectively)	11,113	11,986
Private loans, at amortized cost (net of allowance for credit loss of $149 and $63, respectively)	8,926	5,647
Real estate and real estate partnerships (net of accumulated depreciation of $228 and $228, respectively)	5,800	4,656
Investment funds	3,187	3,012
Policy loans	234	274
Short-term investments, at estimated fair value	600	4,177
Other invested assets	1,485	2,007
Total investments	90,516	77,961

Cash and cash equivalents	11,660	10,867
Accrued investment income	799	736
Deferred policy acquisition costs, deferred sales inducements and value of business acquired	11,513	10,504
Deferred tax asset	460	495
Reinsurance recoverables and deposit assets	9,255	9,862
Property and equipment (net of accumulated depreciation of $352 and $326, respectively)	161	154
Intangible assets (net of accumulated amortization of $154 and $56, respectively)	1,501	1,526
Goodwill	748	748
Other assets	2,822	2,617
Separate account assets	822	1,343
Assets related to discontinued operations	—	4,408
Total assets	$130,257	$121,221

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except share and per share data)

	December 31,
	2025	2024
Liabilities
Future policy benefits	$10,962	$9,170
Policyholders’ account balances	92,992	83,079
Policy and contract claims	410	396
Market risk benefits	4,536	3,655
Due to related parties	103	77
Other policyholder funds	353	340
Notes payable	205	189
Long term borrowings	2,951	2,957
Funds withheld for reinsurance liabilities	3,088	3,321
Other liabilities	4,166	3,921
Separate account liabilities	822	1,343
Liabilities related to discontinued operations	—	2,745
Total liabilities	120,588	111,193

Commitments and Contingencies (Note 27)

Equity
Preferred stock, Series A; par value $1 per share; $25,000 per share liquidation preference; 20,000 shares authorized; issued and outstanding: 2025 - no shares 2024 - 16,000 shares	—	389
Preferred stock, Series B; par value $1 per share; $25,000 per share liquidation preference; 12,000 shares authorized; issued and outstanding: 2025 - no shares 2024 - 12,000 shares	—	296
Preferred stock, Series D; par value $1 per share; $25,000 per share liquidation preference; 12,000 shares authorized; issued and outstanding: 2025 - 12,000 shares 2024 - no shares	292	—
Additional paid-in capital	6,404	7,569
Accumulated other comprehensive income, net of taxes	1,094	340
Retained earnings	1,759	1,356
Non-controlling interests	120	78
Total equity	9,669	10,028
Total liabilities and equity	$130,257	$121,221
See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Net premiums	$1,716	$3,679	$1,669
Other policy revenue	691	657	414
Net investment income	4,888	3,481	1,240
Investment related gains (losses)	92	(333)	(2)
Other income	100	35	74
Total revenues	7,487	7,519	3,395

Policyholder benefits and claims incurred	2,210	4,048	1,855
Interest sensitive contract benefits	2,026	1,745	480
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	1,008	587	112
Change in fair value of insurance-related derivatives and embedded derivatives	216	(94)	36
Change in fair value of market risk benefits	725	(3)	(69)
Operating expenses	725	701	430
Interest expense	183	165	99
Total benefits and expenses	7,093	7,149	2,943
Net income before income taxes	394	370	452
Income tax expense (benefit)	(20)	(199)	43
Income from continuing operations	414	569	409
Income (loss) from discontinuing operations, net of tax	126	111	(12)
Net income	540	680	397
Less: Net income (loss) from continuing operations attributable to noncontrolling interests, net of tax	7	(49)	5
Net income attributable to American National Group Inc. stockholders	533	729	392
Less: Preferred stock dividends and redemption	64	33	—
Net income attributable to American National Group Inc. common stockholder	$469	$696	$392
See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$540	$680	$397
Other comprehensive income, net of tax:
Change in net unrealized investment gains	712	448	423
Change in discount rate for future policy benefits	(120)	174	(148)
Change in instrument-specific credit risk for market risk benefits	181	(197)	(20)
Defined benefit pension plan adjustment	(30)	18	84
Total other comprehensive income	743	443	339
Comprehensive income	1,283	1,123	736
Less: Comprehensive income (loss) attributable to noncontrolling interests	7	(49)	5
Comprehensive income attributable to American National Group Inc. stockholders	$1,276	$1,172	$731
See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	$—	$3,805	$(448)	$324	$74	$3,755
Net income for period	—	—	—	392	5	397
Other comprehensive income	—	—	339	—	—	339
Contributions from (distributions to) noncontrolling interests	—	—	—	—	28	28
Dividends	—	(750)	—	—	—	(750)
Capital contribution	—	2,130	—	—	—	2,130
Balance at December 31, 2023	—	5,185	(109)	716	107	5,899
Net income (loss) for period	—	—	—	729	(49)	680
Other comprehensive income	—	—	443	—	—	443
Contributions from (distributions to) shareholders, net of tax	—	631	—	—	—	631
Consolidations (deconsolidations) of noncontrolling interests	—	—	5	5	(32)	(22)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	51	51
Dividends	—	—	—	(98)	—	(98)
Impact of common control acquisition	685	1,750	—	—	—	2,435
Other	—	3	1	4	1	9
Balance at December 31, 2024	685	7,569	340	1,356	78	10,028
Net income for period	—	—	—	533	7	540
Other comprehensive income	—	—	743	—	—	743
Contributions from (distributions to) shareholders, net of tax	—	(1,154)	11	(72)	—	(1,215)
Consolidations (deconsolidations) of noncontrolling interests	—	—	—	—	43	43
Contributions from (distributions to) noncontrolling interests	—	—	—	—	(8)	(8)
Dividends	—	—	—	(49)	—	(49)
Preferred stock issuance	292	—	—	—	—	292
Preferred stock redemption	(685)	—	—	(15)	—	(700)
Other	—	(11)	—	6	—	(5)
Balance at December 31, 2025	$292	$6,404	$1,094	$1,759	$120	$9,669
See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$540	$680	$397
Less: net (income) loss from discontinued operations	(126)	(111)	12
Adjustments to reconcile net income to net cash provided by operating activities:
Other policy revenue	(691)	(657)	(414)
Accretion on investments	(681)	(458)	(151)
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	1,008	587	112
Deferral of policy acquisition costs	(1,245)	(860)	(363)
Gains on investments and derivatives	(512)	(286)	(103)
Other losses (gains)	32	—	77
Provisions for credit losses	37	105	27
Income from real estate partnerships, investment funds and corporations	(378)	(311)	(100)
Distributions from real estate partnerships, investment funds and corporations	250	390	80
Interest credited to policyholders' account balances	2,026	2,144	480
Change in fair value of embedded derivatives	531	405	36
Depreciation and amortization	168	70	50
Deferred income taxes	89	(105)	50
Changes in operating assets and liabilities:
Insurance-related liabilities	1,506	1,362	1,029
Premiums due and other receivables	(53)	37	8
Funds withheld for reinsurance liabilities	(284)	(452)	—
Reinsurance recoverables and deposit assets	902	1,307	23
Accrued investment income	(63)	(148)	99
Working capital and other	(5)	(1,116)	(160)
Cash used by operating activities - discontinued operations	(269)	(61)	(3)
Cash flows provided by operating activities	2,782	2,522	1,186

Investing activities:
Acquisition of subsidiary, net of cash acquired	58	8,015	—
Disposition of subsidiary, net of cash disposed	(626)	653	72
Purchase of investments:
Available-for-sale fixed maturity securities	(17,221)	(8,618)	(2,124)
Equity securities	(217)	(332)	(189)
Mortgage loans on real estate	(1,776)	(1,839)	(604)
Private loans	(3,234)	(2,385)	—
Investment real estate and real estate partnerships	(1,253)	(217)	(415)
Investment funds	(2,513)	(307)	—
Short-term investments	(11,234)	(13,024)	(705)
Other invested assets	(416)	(89)	(21)
Proceeds from sales and maturities of investments:
Available-for-sale fixed maturity securities	8,389	5,288	2,641
Equity securities	234	9	109
Mortgage loans on real estate	2,704	2,145	623
Private loans	1,250	713	—
Investment real estate and real estate partnerships	145	311	40
Investment funds	414	393	—
Short-term investments	14,673	10,815	—
Other invested assets	109	58	185
Purchases of derivatives	(1,183)	(605)	—
Proceeds from sales and maturities of derivatives	1,220	1,292	—
Purchase of intangibles and property and equipment	(61)	(37)	(133)

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Proceeds from sales of intangibles and property and equipment	—	35	—
Purchase of equity accounted investments	—	—	(739)
Distributions from equity accounted investments	—	7	61
Change in collateral held for derivatives	283	(78)	110
Other	128	(65)	(213)
Cash from investing activities - discontinued operations	381	382	1
Cash flows provided by (used in) investing activities	(9,746)	2,520	(1,301)

Financing activities:
Contributions from (distributions to) shareholders	361	—	—
Issuance of preferred equity	292	—	—
Redemption of preferred equity	(700)	—	—
Dividends paid to stockholders	(49)	(33)	(750)
Borrowings from related parties	12	—	—
Repayment of borrowings to related parties	(41)	(239)	—
Borrowings from external parties	1,216	2,500	—
Repayment of borrowings to external parties	(1,200)	(887)	—
Borrowings issued to reinsurance entities	3	—	—
Repayment of borrowings issued to reinsurance entities	4	(201)	—
Policyholders’ account deposits	17,650	10,866	4,921
Policyholders’ account withdrawals	(10,299)	(8,753)	(2,281)
Debt issuance costs	(13)	(4)	—
Payment related to recapture of reinsurance agreement	—	(114)	—
Issuance of equity, noncontrolling interests	72	42	—
Distributions to noncontrolling interests	(14)	(81)	28
Cash flows provided by financing activities	7,294	3,096	1,918

Cash and cash equivalents
Cash and cash equivalents, beginning of period	11,330	3,192	1,389
Net change during the period	330	8,138	1,803
Cash and cash equivalents, end of period	11,660	11,330	3,192
Less: Cash and cash equivalents of discontinued operations	—	463	138
Cash and cash equivalents, end of period	$11,660	$10,867	$3,054

Supplementary cash flow disclosure:
Cash interest paid	$158	$153	$99

Non-cash transactions:
Available-for-sale fixed maturity securities received in connection with pension risk transfer transactions	$175	$1,629	$—
Equity securities transferred as consideration paid for acquisition of a subsidiary	—	—	2,130
Non-cash deposit on reinsurance	—	3,394	—
Transfer of invested assets	—	(1,803)	—
Available-for-sale fixed maturity securities received as proceeds from investment fund sales	786	—	—
Assets reverted in connection with pension termination	295	—	—
Private loans received as proceeds from other invested assets as part of common control transactions	638	—	—
See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
1. Organization and Description of the Company
American National Group Inc., together with its subsidiaries (collectively, “ANGI”, “we”, “our”, “us”, or the “Company”), is focused on securing the financial futures of individuals and institutions through a range of insurance and retirement services. Our business is presently conducted through our subsidiaries under two segments, which we refer to as our Annuities and Life Insurance segments. We conduct our business in 50 states, the District of Columbia, Bermuda, Guam, and Puerto Rico.
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
On October 1, 2025 the Company completed the transfer of all of its property and casualty subsidiaries, including American National Property And Casualty Company, United Farm Family Insurance Company and Farm Family Casualty Insurance Company and their respective wholly-owned subsidiaries (collectively, the “P&C Subsidiaries”) to Argo Group International Holdings, Inc., subsequently renamed to Clearbrook Group Holdings Inc. (“Clearbrook”). Amounts in the financial statements and notes thereto have been retrospectively adjusted and reported as discontinued operations. See Note 28 - Discontinued Operations for additional information.
2. Summary of Significant Accounting Policies
The consolidated financial statements and notes thereto, including all prior periods presented, have been prepared under accounting principles generally accepted in the United States of America (“GAAP”). The financial statements are prepared on a going concern basis and have been presented in U.S. dollars (“USD”) rounded to the nearest million unless otherwise indicated. These financial statements reflect all adjustments (consisting of normal recurring adjustments, including reclassifications) which are, in the opinion of management, necessary for a fair statement of results for the periods presented in accordance with GAAP.
The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Included among the material (or potentially material) reported amounts and disclosures that require the use of estimates are fair value of certain financial assets, value of business acquired (“VOBA”), future policy benefits (“FPB”), market risk benefits (“MRB”), valuation of embedded derivatives in policyholders’ account balances (“PAB”), and deferred income taxes, including the recoverability of deferred tax assets. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.
Adoption of New Accounting Standards
During the year, the Company adopted the following Accounting Standard Update (“ASU”), issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.
ASU 2023-09 – On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU aim to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. Among other things, it requires, on an annual basis, the disclosure of the following: (i) specific categories in the rate reconciliation; (ii) additional information for reconciling items that meet a quantitative threshold; (iii) the amount of income taxes paid disaggregated by federal, state, and foreign taxes; and (iv) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. This ASU was effective for fiscal years beginning after December 15, 2024 to be applied prospectively with an option for retrospective application, with early adoption permitted. This ASU was adopted by the Company on a retrospective basis.See updated financial statement disclosures included in Note 21 - Income Taxes.

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
Accounting Policies
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
Mortgage loans on real estate and private loans are both measured at amortized cost using the effective interest rate method. The amortized cost basis includes the unamortized principal, interest, discounts or premiums and deferred expenses, net of allowances for expected credit loss. Interest income, prepayment fees, amortization of premiums and origination fees, and accrual of discounts are reported in “Net investment income” in the Consolidated Statements of Operations. However, interest ceases to accrue for loans that are impaired or in default, which is when payments are more than 90 days past due, when collection is not probable, or when a loan is in foreclosure. When a loan is placed on non-accrual status, uncollected past due accrued interest income that is considered uncollectible is charged off against net investment income. Income on impaired loans is reported on a cash basis. When collection of the impaired loan becomes probable again, it is placed back into accrual status. Cash receipts on impaired loans are recorded as a reduction of principal, interest income, expense reimbursement, or other manner in accordance with the loan agreement. In the Consolidated Statements of Operations, gains and losses from the sale of loans and changes in allowances are reported in “Investment related gains (losses)” within the Consolidated Statements of Operations.

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
The Company holds certain residential investment real estate through consolidation of investment company VIEs in accordance with Accounting Standards Codification (“ASC”) 946, Financial Services - Investment Companies (“ASC 946”), which are reported at fair value with the change in fair value on these investments reported in “Net investment income” within the Consolidated Statements of Operations. Fair values of residential investment real estate are initially based on the cost to purchase the properties and subsequently determined using broker price opinions. The residential investment real estate are leased to renters through operating lease arrangements. Rental income is recognized on a straight-line basis over the term of the respective leases in “Net investment income” within the Consolidated Statements of Operations.
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
Certain real estate joint ventures and other limited partnership interests are consolidated VIEs for which the underlying joint ventures are investment companies within scope of ASC Topic 946. These investments are fair valued on a recurring basis with the change in fair value reported in “Net investment income”in the Consolidated Statements of Operations. Fair values are calculated based on a discounted cash flow methodology.
The Company routinely evaluates its investments in those investees for impairment. The Company considers financial and other information provided by the investee, other known information, and inherent risks in the underlying investments, as well as future capital commitments, in determining whether impairment has occurred. When an impairment is deemed to have occurred at the joint venture level, the Company recognizes its share as an adjustment to “Net investment income” within the Consolidated Statements of Operations to record the investment at its fair value. When an impairment results from the Company’s separate analysis, an adjustment is made through “Investment related gains (losses)” in the Consolidated Statements of Operations to record the investment at its fair value.
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
In addition, the Company has concluded that it is the primary beneficiary for certain investments funds, which are investment company funds in scope of ASC Topic 946, and consolidates the funds. The investments held by those consolidated funds are measured at fair value and valuation methods include NAV as a practical expedient and fair value based on discounted cash flow models. Income is reported on a quarter lag due to the availability of the related financial statements of these investment funds.
Policy loans are carried at the outstanding balance plus any accrued interest. Due to the collateralized nature of policy loans such that they cannot be separated from the policy contracts, the unpredictable timing of repayments, and the fact that settlement is at outstanding value, the carrying value of policy loans approximates fair value.

Short-term investments include highly liquid securities and other investments with original maturities of over 90 days and less than one year at the date of acquisition. Securities included within short-term investments are stated at fair value with amortized cost used as an approximation of fair value for certain investments.
Other invested assets are primarily comprised of derivatives assets, net of qualifying collaterals held. Also included within other invested assets are financing receivables, certain investments accounted for under the equity method, and company owned life insurance (“COLI”). The Company elected the fair value option under ASC 825 for its residual tranche investments as accounting for such investments at fair value is consistent with how the Company manages and evaluates them.
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
Where the Company has a master netting agreement with its counterparty that allows for the netting of the Company’s derivative asset and liability positions, the Company elects to offset such derivative assets and liabilities and present them on a net basis on the Consolidated Statements of Financial Position. Further, in some instances, the Company holds collateral to offset exposure from, or pledges collateral to offset exposure to, its counterparties relating to its derivative instruments. The Company elects to offset collateral supporting credit risk that is restricted to the Company’s use for the derivative exposure when a master netting arrangement is in place and all offsetting criteria are met.
Hedge accounting can be qualified for when at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge. In its hedge documentation, the Company identifies (i) how the hedging instrument is expected to hedge the designated risks related to the hedged item; (ii) the method that will be used to retrospectively and prospectively assess the hedge effectiveness; and (iii) the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and at each reporting period throughout the life of the hedge accounting relationship.
The Company applies fair value hedge accounting treatment to certain of its qualifying derivative instruments in relation to foreign currency risks of certain available-for-sale fixed maturity securities as well as interest rate risks related to certain funding agreements. Under a fair value hedge, the changes in the fair value of the hedging derivative and changes in the fair value of the hedged items related to the designated risk being hedged are reported on the Consolidated Statements of Operations in the same line item. When the hedged items are available-for-sale fixed maturity securities, changes in fair value of the hedged items that relate to the designated risk are recognized in earnings instead of other comprehensive income, and the carrying values of the hedged items are not remeasured.
The Company discontinues hedge accounting prospectively when (i) it is determined that the derivative is no longer highly effective in offsetting changes in the estimated fair value of a hedged item; (ii) the derivative expires, is sold, terminated or exercised; or (iii) the derivative is de-designated as a hedging instrument. When the hedge accounting is discontinued, the derivative continues to be carried at fair value on the Consolidated Statements of Financial Position, with changes in the fair value recognized in “Investment related gains (losses)” in the Consolidated Statements of Operations.
Allowance for credit loss on available-for-sale fixed maturity securities is determined by evaluating available-for-sale fixed maturity securities in an unrealized loss position. If the Company does not intend to sell a security or will not be required to sell the security before recovery of its amortized cost basis, the Company evaluates whether the decline in fair value has resulted from credit loss or market factors.
In making this assessment, management first calculates the extent to which fair value is less than amortized cost, consider any changes to the rating of the security by a rating agency, and any specific conditions related to the security. If this qualitative assessment indicates that a credit loss may exist, and management does not anticipate recovery of all contractual or expected cash flows, the present value of projected future cash flows expected to be collected is compared to the amortized cost basis of the security. The net present value of the expected cash flows is calculated by discounting management’s best estimate of expected cash flows at the effective interest rate implicit in the available-for-sale fixed maturity security when acquired.’
If the present value of expected cash flows is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded through income in “Investment related gains (losses)” within the Consolidations Statements of Operations limited to the amount fair value is less than amortized cost. If the fair value is less than the net present value of its expected cash flows at the impairment measurement date, a non-credit loss exists which is recorded in other comprehensive income (loss) for the difference between the fair value and the net present value of the expected cash flows.

Allowances for credit loss on mortgage loans and private loans are determined when management applies significant judgment to estimate expected lifetime credit loss, including: (i) pooling loans that share similar risk characteristics, (ii) considering expected lifetime credit loss over the contractual term of its loans adjusted for expected prepayments and any extensions, and (iii) considering past events and current and forecasted economic conditions. The allowance is calculated quarterly for each loan type based on its unique inputs. The Company uses the discounted cash flow model to assess expected credit loss.
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
The allowance for a collateral dependent loan, which is typically a mortgage loan, is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is reasonably possible or probable. Accordingly, the change in the estimated fair value of collateral dependent loans is recorded as a change in the allowance for credit losses which is recorded on a quarterly basis as a charge or credit to earnings within “Investment related gains (losses)”.
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
Deferred policy acquisition costs (“DAC”) and Deferred sales inducements (“DSI”) are capitalized costs related directly to the successful acquisition of new or renewal insurance contracts. Significant costs are incurred to successfully acquire insurance, reinsurance and annuity contracts, including commissions and certain underwriting, policy issuance and processing expenses as well as premium bonus.
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
The assumptions used in the calculation for DAC and DSI are impacted by the changes in actuarial assumptions as a result of assumption reviews and updates for associated insurance liabilities, which include full surrenders, partial withdrawals, mortality, utilization, premium persistency, reset assumptions associated with lifetime income benefit riders and the option budget assumption. The Company reviews and updates actuarial experience assumptions serving as inputs to the models that establish the expected life for DAC and other actuarial balances during the third quarter of each year, or more frequently if evidence suggests assumptions should be revised. The Company makes model refinements as necessary, and any changes resulting from these assumption updates are applied prospectively.

Amortization of DAC and DSI is included in the “Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired” on the Consolidated Statements of Operations.
Value of business acquired (“VOBA”) is an intangible asset or liability resulting from a business combination that represents the difference between the policyholder liabilities measured in accordance with the acquiring company’s accounting policies and the estimated fair value of the same acquired policyholder liabilities in-force at the acquisition date. The estimated fair value of the acquired liabilities includes assumptions on future policy benefits and contract charges, premiums, discount rates, and the net investment earned rate. VOBA can be either positive or negative. Positive VOBA is recorded in the “Deferred policy acquisition costs, deferred sales inducements and value of business acquired” line in the Consolidated Statements of Financial Position. Negative VOBA occurs when the estimated fair value of in-force contracts in a life insurance company acquisition is more than the amount recorded as insurance contract liabilities, and is recorded in the “Future policy benefits” in the Consolidated Statements of Financial Position.
VOBA is amortized on a basis consistent with the related policyholder liabilities over the remaining life of the acquired underlying policies using the same methodology, factors and assumptions used to amortize DAC and DSI. Amortization of VOBA intangible asset is included in the “Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired” on the Consolidated Statements of Operations. Amortization of VOBA intangible liability is included in “Policyholder benefits and claims incurred” on the Consolidated Statements of Operations. VOBA asset balances are subject to periodic recoverability and impairment testing.
Reinsurance recoverables and deposit assets include the reinsurance receivables from reinsurers, reinsurance recoverables from reinsurers, and deposit assets associated with reinsurance agreements.
Each reinsurance agreement is assessed to determine whether the agreement transfers significant insurance risk to the reinsurer. If insurance risk is transferred, the Company utilizes the reinsurance method of accounting. If the agreement does not transfer significant insurance risk, the Company utilizes the deposit method of accounting. The reinsurance recoverable and deposit assets include deposit assets, reinsurance market risk benefits, amounts due from reinsurers for paid or unpaid claims, policyholder account balances and future policy benefits. The reinsurance recoverables are presented net of a reserve for collectability. The Company has ceded disability, medical and long-term care insurance, and annuity contracts including lifetime income benefit riders with significant insurance risk to other insurance companies through reinsurance. The Company also cedes annuity contracts without significant insurance risk to other insurance companies.
Reinsurance receivables include amounts receivable from third-party reinsurers. The reinsurance receivables which will be settled within a year are short-term in nature, and their carrying values approximate fair value.
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
Depreciation of property and equipment commences when it is available for use. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of each component of the property and equipment. The estimated useful lives of the property and equipment are three to 30 years.
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

Distributor Relationships - The distribution assets reflect relationships AEL and American National have with their respective third-party intermediaries that generate new business for the Company. These assets were valued using the multi-period excess-earnings method, which derives value based on the present value of the after-tax cash flows attributable to the intangible asset only. The useful life of distributor relationships ranges approximately from 15 to 30 years from the date of acquisition.
Trade Names - This represents trade names of AEL and American National and was valued using the relief from royalty method, which derives value based on present value of the after-tax royalty savings attributable to owning the intangible asset. The useful life of the trade name is ten years for AEL and ten years for American National, both from the date of acquisition.
Insurance Licenses - Given the highly regulated nature of the insurance industry, companies are required to hold certain licenses to operate. These licenses are valued using the comparable transaction method based on observable license transactions in the insurance industry. Insurance licenses represent an indefinite-lived intangible asset.
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
Collateralized lending transactions – Securities purchased under reverse repurchase agreements are collateralized lending transactions that do not qualify for sale accounting under ASC 860, Transfers and Servicing (“ASC 860”). A reverse repurchase agreement provides the Company the right to resell the same securities to the counterparty at the maturity of the agreement. These transactions are measured at amortized cost and are recorded at amounts at which the securities were initially sold.
For reverse repurchase agreements, the Company recognizes a short-term investment for cash provided in the Consolidated Statements of Financial Position. Securities purchased under reverse repurchase agreements are not recognized in the Consolidated Statements of Financial Position.
Separate account assets and liabilities are funds that are held separate from the general assets and liabilities of the Company. Separate account assets include funds representing the investments of variable insurance product contract holders, who bear the investment risk of such funds. Investment income and investment gains and losses from these separate funds accrue to the benefit of the contract holders. The Company reports separately, as assets and liabilities, investments held in such separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities; (iii) investments are directed by the contract holder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contract holder. The assets of separate accounts are carried at fair value. Deposits, net investment income, and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses in the Consolidated Statements of Operations. Separate accounts are established in conformity with insurance laws and are not chargeable with liabilities that arise from any other business of the Company.
Future policy benefits (“FPB”) is calculated as the present value of expected future policy benefits to be paid or on behalf of policyholders and certain related expenses, reduced by the present value of expected net premiums to be collected from policyholders. FPB relates to long duration insurance contracts such as deferred and immediate annuities with life contingencies, including PRT contracts, and certain life products. Significant assumptions used in the establishment of the FPB include mortality and lapse rates as well as discount rates. Other principal assumptions include morbidity, incidence, terminations, claim-related expenses and other contingent events based on the respective product type. The Company groups contracts into annual or deal level cohorts based on product type and contract inception date for the purposes of calculating the liability for future policy benefits. Ceded future policy benefits are presented in “Reinsurance recoverables and deposit assets” on the Consolidated Statements of Financial Position.

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
The change in FPB that is recognized in “Policyholder benefits and claims incurred” in the Consolidated Statements of Operations is calculated using a locked-in discount rate. The Company measures the FPB at each reporting period using both the locked-in discount rate and the current discount rate curves. For contracts issued subsequent to the transition date of Targeted Improvements to the Accounting for Long-Duration Insurance Contracts (“LDTI”), the upper-medium grade discount rate used for interest accretion is locked in for the cohort and represents the original discount rate at the issue date of the underlying contracts. The FPB for all cohorts is remeasured to a current upper-medium grade discount rate at each reporting date through other comprehensive income. The Company generally interprets the original discount rate to be a rate comparable to that of a U.S. corporate single A rate that reflects the duration characteristics of the liability. The upper-medium grade discount rate is determined using observable market data, including published upper-medium grade discount curves. In situations where market data for an upper-medium grade discount curve is not available (e.g., in certain foreign jurisdictions), spreads are applied to adjust the available observable market data to an upper-medium grade discount curve. For certain long-tailed life insurance liabilities with expected future cash flows longer than the last observable tenor (30 years), the discount rate for future cash flows beyond 30 years will be held constant at the ultimate (30 years) observable forward rate.
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
Deferred profit liability (“DPL”) is gross premiums received in excess of net premiums deferred at initial recognition for limited-payment products. Gross premiums are measured using assumptions consistent with those used in the measurement of the liability for future policy benefits, including discount rate, mortality, lapses and expenses.
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
DPL is recorded in “Future policy benefits” on the Consolidated Statements of Financial Position.
Policyholders’ account balances (“PAB”) represent the contract value that has accrued to the benefit of the policyholders related to universal-life and investments-type contracts and include balances related to funding agreements such as those in connection with our FABN program. For fixed products, these are generally equal to the accumulated deposits plus interest credited, reduced by withdrawals, payouts and accumulated policyholder assessments. Indexed product account balances with returns linked to the performance of a specified market index are equal to the sum of the host (or guaranteed) component of the contracts and the fair value of the embedded derivatives which include funded benefits in excess of the host guarantee. The host value is established at inception of the contract and accreted over the policy’s life at a constant level of interest. The fair value of the embedded derivative is estimated by projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and discounting the excess of the projected contract value amounts at the applicable risk-free interest rates adjusted for non-performance risk related to those liabilities. Interest credited or index credits to policyholders’ account balances pursuant to accounting by insurance companies for certain long-duration contracts are included in “Interest sensitive contract benefits” in the Consolidated Statements of Operations. Changes in the fair value of the embedded derivatives are included in the “Change in fair value of insurance-related derivatives and embedded derivatives” in the Consolidated Statements of Operations. Ceded policyholders’ account balances are presented in “Reinsurance recoverables and deposit assets” on the Consolidated Statements of Financial Position.
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
Market risk benefits with positive values are recorded as “Other assets” and negative fair values are reported as “Market risk benefits” liabilities in the Consolidated Statements of Financial Position. The ceded MRB assets and liabilities are presented in “Reinsurance recoverables and deposit assets” on the Consolidated Statements of Financial Position.
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
Other policyholder funds include the liabilities for participating life insurance policies. For the majority of participating life insurance business, profits earned are reserved for the payment of dividends to policyholders, except for the stockholders’ share of profits on participating policies, which is limited to the greater of 10% of the profit on participating business, or 50 cents per thousand dollars of the face amount of participating life insurance in-force.
Participating policyholders’ interest includes the accumulated net income from participating policies reserved for payment to such policyholders in the form of dividends (less net income allocated to stockholders as indicated above) as well as a pro rata portion of unrealized investment gains (losses).
For certain blocks of participating life insurance business, the allocation of dividends to participating policy owners is based upon a comparison of experienced rates of mortality, interest and expenses, as determined periodically for representative plans of insurance, issue ages and policy durations, with the corresponding rates assumed in the calculation of premiums.
Net premiums, Other policy revenue, and policyholder benefits and claims incurred include policyholder activity from our various insurance contracts, including annuity products.
Traditional ordinary life and health premiums are recognized as revenue when due within “Net premiums” on the Consolidated Statements of Operations. Benefits and expenses are associated with earned premiums to result in recognition of profits over the term of the insurance contracts within “Policyholder benefits and claims incurred” on the Consolidated Statements of Operations.
Annuity premiums received on limited-pay and supplemental annuity contracts involving a significant life contingency, including PRT contracts, are recognized as revenue when due in “Net premiums” on the Consolidated Statements of Operations. When premiums are recognized, future policy benefits are computed, whereby premiums are offset by changes in future policy benefits included within “Policyholder benefits and claims incurred” on the Consolidated Statements of Operations, provided that the net premium ratio does not exceed 100% (i.e., present value of total policyholder benefits and expenses does not exceed gross premiums).
Deferred annuity premiums are recorded as deposits rather than recognized as revenue. Revenues from deferred annuity contracts are principally surrender charges and living income benefit rider charges assessed against policyholder account balances during the period. In the case of variable annuities, revenues include administrative fees assessed to contract holders. These revenues are included within “Other policy revenue” in the Consolidated Statements of Operations.
Universal life and single premium whole life revenues represent amounts assessed to policyholders including amounts recorded as “Other policy revenue” in the Consolidated Statements of Operations such as mortality charges, surrender charges actually paid, and earned policy service fees. Amounts included in the Consolidated Statements of Operations as “Policyholder benefits and claims incurred” are claims in excess of account balances returned to policyholders. Interest credited to account balances is within “Interest sensitive contract benefits” in the Consolidated Statements of Operations.
Premiums and benefits ceded are recognized when due or incurred and in accordance with the terms of the contractual agreement between the Company and reinsurer.
Net investment income includes interest and dividend income on investments as well as the change in fair value on investments reported at fair value under ASC 946 or for those which we elect the fair value option under ASC 825. Additionally, net investment income includes our share of income from equity method investments. Interest income on investments is calculated using the effective interest method. Dividend income is recognized when the right to receive payments is established.

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
Deferred income tax assets (“DTAs”) and liabilities (“DTLs”) are recognized for the expected future tax consequences of events that have been included in the financial statements under the asset and liability method. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.
We recognize DTAs to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law and results of recent operations. If we determine that we would not be able to realize our DTAs in the future, we would recognize a DTA valuation allowance, which would increase the provision for income taxes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.
We record uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position; and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties on unrecognized tax benefits in the provision for income taxes.
Segments
In accordance with ASC 280, Operating Segments, the Company uses a management approach to determine operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocation of resources and assessing performance. The Company’s CODM has been identified as the Brookfield Wealth Solutions Chief Executive Officer and the Brookfield Wealth Solutions Chief Financial Officer who review the results of operations when making decisions about capital allocation and investment strategies, as well as product mix and pricing of insurance products. Our operations are organized into two reportable segments: Annuities and Life Insurance (see Note 26 - Segment Reporting).
Litigation contingencies
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
Recently Issued Accounting Pronouncements
The Company continues to assess the impacts of the ASUs issued but not yet adopted as of December 31, 2025 on the consolidated financial statements. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.
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
3. Available-For-Sale Fixed Maturity Securities
The total amortized cost, fair value, allowance for credit losses, gross unrealized gains and losses of available-for-sale fixed maturity securities are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(Dollars in millions)
December 31, 2025
U.S. treasury and government	$68	$—	$—	$—	$68
U.S. state and municipal	2,866	105	(19)	(3)	2,949
Foreign governments	1,118	51	—	—	1,169
Corporate debt securities	42,310	974	(143)	—	43,141
Residential mortgage-backed securities	966	44	(2)	—	1,008
Commercial mortgage-backed securities	3,051	101	(31)	—	3,121
Collateralized debt securities	6,475	108	(47)	—	6,536
Total fixed maturity securities	$56,854	$1,383	$(242)	$(3)	$57,992

December 31, 2024
U.S. treasury and government	$67	$—	$(1)	$—	$66
U.S. state and municipal	2,931	37	(23)	—	2,945
Foreign governments	1,568	6	(33)	—	1,541
Corporate debt securities	31,428	453	(303)	(24)	31,554
Residential mortgage-backed securities	1,081	25	(3)	(1)	1,102
Commercial mortgage-backed securities	2,755	65	(24)	—	2,796
Collateralized debt securities	5,541	75	(29)	—	5,587
Total fixed maturity securities	$45,371	$661	$(416)	$(25)	$45,591
The amortized cost and fair value of available-for-sale fixed maturity securities at December 31, 2025, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential mortgage-backed securities, commercial mortgage-backed securities, and collateralized debt securities, which are not due at a single maturity, have been separately presented below.

	Available-For-Sale
	Amortized Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$1,669	$1,669
Due after one year through five years	20,115	20,523
Due after five years through ten years	9,731	9,930
Due after ten years	14,847	15,205
	46,362	47,327
Residential mortgage-backed securities	966	1,008
Commercial mortgage-backed securities	3,051	3,121
Collateralized debt securities	6,475	6,536
	$56,854	$57,992

Proceeds from sales of available-for-sale fixed maturity securities, with the related gross realized gains and losses, are shown below:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Proceeds from sales of available-for-sale fixed maturity securities	$8,389	$5,288	$2,641
Gross realized gains	81	17	2
Gross realized (losses)	(69)	(174)	(53)
The Company has pledged bonds in connection with certain agreements and transactions, such as financing and reinsurance agreements. The carrying value of bonds pledged was $10.4 billion and $8.8 billion as of December 31, 2025 and December 31, 2024, respectively.
In accordance with various regulations, the Company has securities on deposit with regulating authorities with a carrying value of $52 million and $49 million as of December 31, 2025 and December 31, 2024, respectively. There are no restrictions on these assets.
As of December 31, 2025 and December 31, 2024, amounts loaned under reverse repurchase agreements were $400 million and $400 million, respectively, and the fair value of the collateral, comprised of equity securities, was $872 million and $783 million, respectively.
The gross unrealized losses and fair value of available-for-sale fixed maturity securities, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position due to market factors are shown below:

	Less than 12 months			12 months or more			Total
	Number of Issues	Gross Unrealized Losses (1)	Fair Value	Number of Issues	Gross Unrealized Losses (1)	Fair Value	Number of Issues	Gross Unrealized Losses (1)	Fair Value
	(Dollars in millions)
December 31, 2025
U.S. treasury and government	1	$—	$2	3	$—	$37	4	$—	$39
U.S. state and municipal	43	(5)	345	32	(14)	190	75	(19)	535
Foreign governments	6	—	148	2	—	12	8	—	160
Corporate debt securities	930	(74)	5,737	237	(69)	1,661	1,167	(143)	7,398
Residential mortgage-backed securities	22	—	64	16	(2)	95	38	(2)	159
Commercial mortgage-backed securities	29	(8)	196	29	(23)	290	58	(31)	486
Collateralized debt securities	62	(17)	577	17	(30)	225	79	(47)	802
Total	1,093	$(104)	$7,069	336	$(138)	$2,510	1,429	$(242)	$9,579

December 31, 2024
U.S. treasury and government	2	$—	$17	—	$(1)	$31	2	$(1)	$48
U.S. state and municipal	146	(19)	816	15	(4)	55	161	(23)	871
Foreign governments	8	(33)	1,206	—	—	—	8	(33)	1,206
Corporate debt securities	1,474	(160)	6,415	193	(143)	2,966	1,667	(303)	9,381
Residential mortgage-backed securities	44	(3)	178	11	—	57	55	(3)	235
Commercial mortgage-backed securities	104	(24)	667	—	—	—	104	(24)	667
Collateralized debt securities	174	(29)	1,170	4	—	20	178	(29)	1,190
Total	1,952	$(268)	$10,469	223	$(148)	$3,129	2,175	$(416)	$13,598
(1)Unrealized losses have been reduced to exclude the allowance for credit losses of $3 million and $25 million as of December 31, 2025 and 2024, respectively.
The unrealized losses at December 31, 2025 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at December 31, 2025. Approximately 92% and 88% of the unrealized losses on fixed maturity securities shown in the above table for December 31, 2025 and 2024, respectively, are on securities that are rated investment grade, defined as being the highest two National Association of Insurance Commissioners (“NAIC”) designations.
The Company expects to recover the amortized cost on all securities except for those securities on which we recognized an allowance for credit loss. In addition, as the Company did not have the intent to sell fixed maturity securities with unrealized losses and it was not more likely than not that the Company would be required to sell these securities prior to recovery of the amortized cost, which may be maturity, the Company did not write down these investments to fair value through the Consolidated Statements of Operations.

Allowance for Credit Losses
Several assumptions and underlying estimates are made in the evaluation of allowance for credit loss. Examples include financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices. Based on this evaluation, unrealized losses on available-for-sale securities where an allowance for credit loss was not recorded were concentrated within the financials sector as of December 31, 2025 and 2024.
The rollforward of the allowance for credit losses for available-for-sale fixed maturity securities is shown below:

	U.S. State and Political Subdivisions	Corporate Securities	Residential Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Balance as of December 31, 2022	$—	$(21)	$—	$(5)	$(26)
Credit losses recognized on securities for which credit losses were not previously recorded	—	(33)	(1)	(7)	(41)
Reductions for securities sold during the period	—	3	—	—	3
Allowance on securities that had an allowance recorded in a previous period	—	35	—	9	44
Balance as of December 31, 2023	—	(16)	(1)	(3)	(20)
Credit losses recognized on securities for which credit losses were not previously recorded	—	(41)	—	—	(41)
Reductions for securities sold during the period	—	5	—	1	6
Allowance on securities that had an allowance recorded in a previous period	—	28	—	2	30
Balance as of December 31, 2024	—	(24)	(1)	—	(25)
Credit losses recognized on securities for which credit losses were not previously recorded	(3)	(9)	—	(2)	(14)
Reductions for securities sold during the period	—	16	—	—	16
Allowance on securities that had an allowance recorded in a previous period	—	19	1	2	22
Recoveries of amounts previously written off	—	(2)	—	—	(2)
Balance as of December 31, 2025	$(3)	$—	$—	$—	$(3)
No accrued interest receivables were written off as of December 31, 2025 and 2024.
4. Equity Securities
The net gains (losses) on equity securities recognized in “Investment related gains (losses)” on the Consolidated Statements of Operations are shown below:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Unrealized gains (losses) on equity securities	$78	$(46)	$35
Net gains on equity securities sold	14	8	12
Net gains (losses) on equity securities	$92	$(38)	$47
Equity securities by market sector distribution are shown below, based on carrying value:

	December 31,
	2025	2024
Education	21%	34%
Energy and utilities	6%	6%
Finance	49%	35%
Healthcare	4%	4%
Industrials	9%	16%
Information technology	7%	—%
Other	4%	5%
Total	100%	100%

5. Mortgage Loans on Real Estate
The Company disaggregates its mortgage loan investments into two portfolio segments: commercial and residential. Commercial mortgage loans include agricultural mortgage loans. The breakdown of mortgage loans on real estate by portfolio segment is as follows:

	December 31, 2025	December 31, 2024
	(Dollars in millions)
Commercial mortgage loans	$8,800	$9,443
Residential mortgage loans	2,413	2,696
Total	11,213	12,139
Allowance for credit losses	(100)	(153)
Total, net of allowance	$11,113	$11,986
The Company’s commercial mortgage loan portfolio consists of loans collateralized by the related properties and diversified as to property type, location and loan size. The geographic categories come from the U.S. Census Bureau’s “Census Regions and Divisions of the United States”. The commercial mortgage loan portfolio is summarized by geographic region and property type as follows:

	December 31,
	2025		2024
	Amount	Percentage	Amount	Percentage
	(Dollars in millions)
Geographic distribution
Pacific	$2,230	25%	$2,060	22%
Mountain	1,400	16%	1,678	18%
West North Central	232	3%	280	3%
West South Central	1,173	13%	1,443	15%
East North Central	800	9%	999	10%
East South Central	135	2%	144	2%
Middle Atlantic	658	7%	538	6%
South Atlantic	1,805	20%	1,984	21%
New England	140	2%	133	1%
Other (multi-region, non-US)	227	3%	184	2%
	8,800	100%	9,443	100%
Allowance for credit losses	(87)		(144)
Total, net of allowance	$8,713		$9,299

Property type distribution
Agricultural	$349	4%	$447	5%
Apartment	2,346	27%	2,272	24%
Hotel	967	11%	1,188	13%
Industrial	1,797	21%	1,850	20%
Office	1,435	16%	1,425	15%
Parking	207	2%	326	3%
Retail	1,352	15%	1,559	16%
Storage	114	1%	176	2%
Other	233	3%	200	2%
	8,800	100%	9,443	100%
Allowance for credit losses	(87)		(144)
Total, net of allowance	$8,713		$9,299
There was $7 million, $2 million, and $2 million of interest income recognized on loans in non-accrual status for the years ended December 31, 2025, 2024, and 2023, respectively. Impaired loans were not significant for any of the periods presented.

Allowance for Credit Losses
The Company establishes a valuation allowance to provide for the risk of credit losses inherent in its mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost, which excludes accrued interest receivable. The Company does not measure a credit loss allowance on accrued interest receivable, and any uncollectible accrued interest receivable balances are written off to net investment income in a timely manner. The Company has written off $5 million of uncollectible accrued interest receivable on its mortgage loan portfolios for the year ended December 31, 2025, $3 million for the year ended December 31, 2024, and none for the year ended December 31, 2023.
The rollforward of the allowance for credit losses for mortgage loans for the years ended December 31, 2025, 2024 and 2023 is shown below:

	Commercial	Residential	Total
	(Dollars in millions)
Balance as of December 31, 2022	$(38)	$—	$(38)
Recovery (provision)	(15)	—	(15)
Writeoffs charged against the allowance	(15)	—	(15)
Recoveries of amounts previously written off	15	—	15
Balance as of December 31, 2023	(53)	—	(53)
Acquisition from business combination	(13)	—	(13)
Recovery (provision)	(82)	(9)	(91)
Recoveries of amounts previously written off	4	—	4
Balance as of December 31, 2024	(144)	(9)	(153)
Acquisition from business combination	—	—	—
Recovery (provision)	47	(4)	43
Writeoffs charged against the allowance	6	—	6
Recoveries of amounts previously written off	4	—	4
Balance as of December 31, 2025	$(87)	$(13)	$(100)

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

	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
As of December 31, 2025:	(Dollars in millions)
Commercial mortgage loans
Current	$1,093	$354	$442	$1,929	$978	$3,647	$8,443
30 - 59 days past due	—	83	—	94	—	—	177
60 - 89 days past due	—	—	29	10	—	2	41
Non-accrual	—	—	—	9	33	97	139
Residential mortgage loans
Current	376	300	390	764	182	114	2,126
30 - 59 days past due	3	9	18	34	11	5	80
60 - 89 days past due	1	2	11	22	2	2	40
Non-accrual	1	4	76	66	10	10	167
Total mortgage loans on real estate	$1,474	$752	$966	$2,928	$1,216	$3,877	11,213
Allowance for credit losses							(100)
Total, net of allowance							$11,113

	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
As of December 31, 2024:	(Dollars in millions)
Commercial mortgage loans
Current	$478	$538	$2,191	$1,270	$943	$3,736	$9,156
30 - 59 days past due	—	25	4	—	10	48	87
60 - 89 days past due	—	—	50	30	—	—	80
Non-accrual	—	8	42	16	6	48	120
Residential mortgage loans
Current	294	790	970	222	121	7	2,404
30 - 59 days past due	3	41	45	2	4	—	95
60 - 89 days past due	—	7	20	2	4	5	38
Non-accrual	3	51	76	18	8	3	159
Total mortgage loans on real estate	$778	$1,460	$3,398	$1,560	$1,096	$3,847	12,139
Allowance for credit losses							(153)
Total, net of allowance							$11,986
It is the Company’s policy to not accrue interest on loans that are 90 days delinquent and where amounts are determined to be uncollectible. As of December 31, 2025 and 2024, 275 mortgage loans and 263 mortgage loans, respectively, were past due over 90 days or in nonaccrual status.
The Company’s commercial and residential mortgage loans may be subject to loan modifications. Loan modifications may be granted to borrowers experiencing financial difficulty and could include principal forgiveness, interest rate reduction, an other-than-significant delay or a term extension. A loan modification typically does not result in a change in valuation allowance as it is already incorporated into the Company’s allowance methodology. However, if the Company grants a borrower experiencing financial difficulty principal forgiveness, the amount of principal forgiven would be written off, which would reduce the amortized cost of the loan and result in an adjustment to the valuation allowance. The carrying amount of mortgage loans experiencing financial difficulty, for which modifications have been granted, was $150 million, $260 million, and $219 million for years ended December 31, 2025, 2024, and 2023 respectively.

6. Private Loans
The following table summarizes the credit ratings of our private loans:

	December 31,
	2025	2024
	(Dollars in millions)
A or higher	$2,006	$1,423
BBB	1,316	669
BB and below	2,587	686
Unrated (1)	3,017	2,869
Total	$8,926	$5,647
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
Allowance for Credit Losses
The rollforward of the allowance for credit losses for private loans is shown below for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Balance at beginning of period	$(63)	$(8)	$—
Provision	(84)	(55)	(8)
Write-offs charged against the allowance	(2)	—	—
Balance at end of period	$(149)	$(63)	$(8)
The Company’s private loans may be subject to loan modifications. Loan modifications may be granted to borrowers experiencing financial difficulties and could include term extensions. For the years ended December 31, 2025, 2024 and 2023, the Company did not have a significant amount of private loans that it modified to borrowers experiencing financial difficulty. Impaired loans were not significant for any of the periods presented.
7. Real Estate and Real Estate Partnerships
The carrying amounts of real estate investments are as follows:

	December 31, 2025		December 31, 2024
	Real Estate		Real Estate
	Amount	Percentage	Amount	Percentage
	(Dollars in millions)		(Dollars in millions)
Hotel	$178	6%	$135	6%
Industrial	56	2%	9	—%
Land	807	28%	279	13%
Office	174	6%	208	9%
Retail	161	6%	186	8%
Apartments	46	2%	47	2%
Single family residential	1,311	46%	1,342	61%
Other	112	4%	15	1%
Total real estate	2,845	100%	2,221	100%
Real estate partnerships	2,955		2,435
Total real estate and real estate partnerships	$5,800		$4,656
As of December 31, 2025 and 2024, real estate investments of $63 million and $12 million, respectively, met the criteria as held-for-sale.

8. Variable Interest Entities and Equity Method Investments
Through our investment activities, we regularly invest in various entities including limited partnerships (“LPs”) and limited liability companies (“LLCs”) and frequently participates in the design with their sponsor, but in most cases, our involvement is limited to financing. Some of these investments have been determined to be VIEs. In certain instances, in addition to an economic interest in the entity, the Company holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary. The Company consolidates all VIEs for which it is the primary beneficiary. The assets of consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of the Company, as the Company’s obligation is limited to the amount of its committed investment. The Company has not provided financial or other support to these consolidated VIEs in the form of liquidity arrangements, guarantees or other commitments to third-parties that may affect the fair value or risk of its variable interest in these VIEs as of December 31, 2025 and 2024.
In addition to investment activities, certain of the Company’s subsidiaries are deemed VIEs. The Company is the primary beneficiary and consolidates these entities in the same manner as other entities in which the Company has a controlling financial interest by holding a majority voting interest.
Consolidated Variable Interest Entities
The assets and liabilities relating to the consolidated VIEs from our investment activities included in the financial statements are as follows:

	December 31,
	2025	2024
	(Dollars in millions)
Available-for-sale fixed maturity securities	$74	$105
Equity securities	693	90
Mortgage loans on real estate, net of allowance	248	205
Private loans, net of allowance	2,007	1,308
Investment real estate	2,660	2,037
Real estate partnerships	1,479	1,109
Investment funds	2,604	2,331
Short-term investments	2	75
Other invested assets	326	330
Cash and cash equivalents	293	219
Other assets	166	307
Total assets of consolidated VIEs	$10,552	$8,116

Notes payable	$205	$189
Other liabilities	733	562
Total liabilities of consolidated VIEs	$938	$751
Unconsolidated Variable Interest Entities
For certain of the Company’s investments in various entities that are determined to be VIEs, the Company is not the primary beneficiary. In some instances, a consolidated VIE involves one or more underlying entities for which the Company is not the primary beneficiary because it does not have the power to direct the most significant activities of these entities. These unconsolidated VIEs that are part of consolidated VIEs are reported primarily in “Real estate and real estate partnerships” on the Consolidated Statements of Financial Position. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of the Company, as the Company’s obligation is limited to the amount of its committed investment. The Company has not provided financial or other support to these unconsolidated VIEs in the form of liquidity arrangements, guarantees or other commitments to third-parties that may affect the fair value or risk of its variable interest in these VIEs as of December 31, 2025 and 2024.

The carrying amount and maximum exposure to loss relating to these unconsolidated VIEs are as follows:

	December 31,
	2025		2024
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(Dollars in millions)
Available-for-sale fixed maturity securities	$2,829	$3,137	$2,146	$3,007
Equity securities	—	—	154	154
Mortgage loans on real estate, net of allowance	562	562	663	678
Private loans, net of allowance	1,809	1,809	1,160	1,160
Real estate partnerships	2,681	2,685	2,560	2,591
Investment funds	2,182	3,470	—	—
Short-term investments	—	—	99	99
Other invested assets	524	524	2,084	2,100
Cash and cash equivalents	—	—	7	7
Total	$10,587	$12,187	$8,873	$9,796
Equity Method Investments
The Company’s investments in investment funds, real estate partnerships, and other partnerships, of which substantially all are LLCs or limited partnerships, are accounted for using the equity method of accounting, except for certain investments that are fair valued due to the application of fair value option under ASC 825 or the consolidation of investment company VIEs under ASC 946. Fair value of certain investments are estimated using NAV as a practical expedient.
The Company’s investments that would require the use of equity method accounting, absent the election of the fair value option under ASC 825, were $6.4 billion and $6.3 billion as of December 31, 2025 and 2024, respectively. As of December 31, 2025, these equity method investments are primarily composed of $2.9 billion of real estate partnerships and $3.0 billion of investment funds within the Consolidated Statements of Financial Position.
The Company generally recognizes its share of earnings in its equity method investments within “Net investment income”. For the years ended December 31, 2025, 2024, and 2023, net investment income for Real estate partnerships and Investment funds in Note 10 - Net Investment Income and Investment Related Gains (Losses) principally represent our share of earnings in our equity method investments, including fair value changes from investments under ASC 825.
The following aggregated summarized financial data reflects the latest available financial information, inclusive of investments to which we would have applied the equity method had we not elected the fair value option under ASC 825, and does not represent the Company’s pro rata share of the assets or earnings of such entities. Aggregated total assets of these entities totaled $49.7 billion and $74.6 billion as of December 31, 2025 and 2024, respectively. Aggregate net income of these entities totaled $972 million and $760 million for the years ended December 31, 2025 and 2024, respectively. Aggregate net income from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income (loss) and realized and unrealized investment gains (losses), from investment funds, investment real estate, real estate partnerships and other invested assets.
9. Derivative Instruments
The Company manages risks associated with certain assets and liabilities by using derivative financial instruments. Derivative financial instruments are financial contracts whose value is derived from underlying interest rates, exchange rates or other financial instruments. The Company does not invest in derivatives for speculative purposes.
Foreign exchange forwards, cross currency and interest rate swaps, and equity-indexed options are over-the-counter contractual agreements negotiated between counterparties. The Company purchases equity-indexed options as economic hedges against fluctuations in the equity markets to which equity-indexed products are exposed. Equity-indexed contracts include a fixed host universal-life insurance or annuity contract and an equity-indexed embedded derivative. Foreign exchange forwards, cross currency swaps, and interest rate swaps are used to manage our exposure to foreign currency risk, interest rate risk or both.
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

The notional and fair values of derivative instruments, presented in the Consolidated Statements of Financial Position, are shown below:

			December 31,
	Primary Underlying Risk	Location in the Consolidated Statements of Financial Position	2025			2024
			Notional Amount	Carrying Value / Fair Value (1)		Notional Amount	Carrying Value / Fair Value (1)
				Assets	Liabilities		Assets	Liabilities
			(Dollars in millions)
Derivatives Designated as Hedging Instruments:
Foreign exchange forwards	Foreign Currency	Other invested assets, Other liabilities	$656	$—	$11	$863	$19	$—
Interest rate swaps	Interest rate	Other invested assets, Other liabilities	1,797	12	—	—	—	—

Derivatives Not Designated as Hedging Instruments:
Equity-indexed options	Equity	Other invested assets, Other liabilities	46,883	1,570	—	46,374	1,303	5
Foreign exchange forwards	Foreign Currency	Other invested assets, Other liabilities	3,218	4	24	884	17	—
Cross currency swaps	Foreign Currency	Other invested assets, Other liabilities	949	35	14	—	—	—

Embedded Derivatives:
Indexed annuity and variable annuity product	Interest rate	Policyholders’ account balances	—	—	6,414	—	—	1,123
Funds withheld and Modco arrangements	Interest rate	Funds withheld for reinsurance liabilities	—	—	74	—	—	37
			$53,503	$1,621	$6,537	$48,121	$1,339	$1,165
(1)The asset and liability balances are presented on a gross basis. Amounts are reporting “Other invested assets” and “Other liabilities” in the Consolidated Statements of Financial Position after the evaluation for rights of offset. See “Derivative Exposure” section of this note for further details.

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
For derivative financial instruments that were designated and qualified as fair value hedges, the gain or loss on the portion of the derivative instrument included in the assessment of hedge effectiveness and the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in the same line item in the Consolidated Statements of Operations. The unrealized gain or loss attributable to changes in exchange rates on the available-for-sale fixed maturity securities that were designated as part of the hedge were reclassified out of OCI into “Investment related gains (losses)” in the Consolidated Statements of Operations. The remaining change in unrealized gain or loss on the hedged item not associated with the risk being hedged remained as a component of OCI. The gains (losses) on interest rate derivatives designated as fair value hedging instruments for certain PAB are included in “Interest sensitive contract benefits” in the Consolidated Statements of Operations.
The following represents the amount of gains (losses) related to the derivatives and hedged items that qualify for fair value hedges:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Foreign currency derivatives:
Hedged items	$65	$(21)	$—
Derivatives designated as hedging instruments	(65)	20	—
Interest rate derivatives:
Hedged items	(12)	—	—
Derivatives designated as hedging instruments	12	—	—
Gains (losses) on fair value hedges	$—	$(1)	$—
The amortized cost of available-for-sale fixed maturity securities designated and qualifying as hedged items in fair value hedges in relation to foreign currency derivatives was $593 million and $541 million as of December 31, 2025 and 2024, respectively.
The following table presents the carrying amount and cumulative fair value hedging adjustments for a portion of PAB designated and qualifying as hedged items in fair value hedges in relation to interest rate derivatives:

	Carrying Amount of the Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedge Assets (Liabilities)
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(Dollars in millions)
Location in the Consolidated Statements of Financial Position:
Policyholders’ account balances	$(2,224)	$—	$(11)	$—

Derivatives Not Designated as Hedging Instruments
The following represents the financial statement location and amount of gains (losses) related to the derivatives not designated as hedging instruments:

		Derivative Gains (Losses) Recognized in Income
	Location in the Consolidated Statements of Operations	Year Ended December 31,
		2025	2024	2023
		(Dollars in millions)
Equity-indexed options	Change in fair value of insurance-related derivatives and embedded derivatives	$314	$489	$112
Foreign exchange forwards	Investment related gains (losses)	(46)	21	—
Cross currency swaps	Investment related gains (losses)	22	—	—

Embedded derivatives:
Indexed annuity and variable annuity product	Change in fair value of insurance-related derivatives and embedded derivatives	(491)	(233)	(148)
Funds withheld and Modco arrangements	Change in fair value of insurance-related derivatives and embedded derivatives	(39)	(162)	—
		$(240)	$115	$(36)
Derivative Exposure
The Company’s use of derivative instruments exposes it to credit risk in the event of non-performance by counterparties. The Company has a policy of only dealing with counterparties it believes are creditworthy and obtaining sufficient collateral where appropriate, as a means to mitigating the financial loss from defaults. The minimum credit rating of our counterparties is A- as of December 31, 2025 and BBB+ as of December 31, 2024, and all derivatives have been appropriately collateralized by the Company and the counterparties in accordance with the terms of the derivative agreements. The Company holds collateral in cash and notes secured by U.S. government-backed assets. The non-performance risk is the net counterparty exposure based on fair value of open contracts less fair value of collateral held. The Company maintains master netting agreements with its current active trading partners. A right of offset has been applied to collateral that supports credit risk and has been recorded in the Consolidated Statements of Financial Position as an offset to “Other invested assets” with an associated payable to “Other liabilities” for excess collateral. A right of offset has also been applied to derivative assets and liabilities with the same counterparty under the same master netting agreement, and such derivative instruments are presented on a net basis in the Consolidated Statements of Financial Position.
Information regarding the Company’s exposure to credit loss on the derivatives it holds, including the effect of rights of offset, is presented below:

		Gross Amounts Offset in the Consolidated Statements of Financial Position
	Gross Amount of Derivative Instruments (1)	Counterparty Netting (2)	Cash Collateral (3)	Net Amount Presented in the Consolidated Statements of Financial Position	Collateral (Received) Pledged in Invested Assets (3)	Net Amount After Collateral
	(Dollars in millions)
As of December 31, 2025
Total derivative assets	$1,621	$(35)	$(1,548)	$38	$(28)	$10
Total derivative liabilities	(49)	35	—	(14)	—	(14)

As of December 31, 2024
Total derivative assets	$1,339	$(5)	$(1,298)	$36	$—	$36
Total derivative liabilities	(5)	5	—	—	—	—
(1)Represents derivative assets and liabilities on a gross basis, which are not offset under enforceable master netting agreements that meet all offsetting criteria.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.
(3)Excludes a portion of collateral held in cash and invested assets that are excess collateral. As of December 31, 2025 and 2024, the Company held excess collateral of $115 million and $76 million, respectively.

10. Net Investment Income and Investment Related Gains (Losses)
Net investment income is shown below:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Available-for-sale fixed maturity securities	$2,786	$1,806	$596
Equity securities	19	12	11
Mortgage loans	780	598	297
Private loans	517	211	16
Real estate	46	50	13
Real estate partnerships	99	24	9
Investment funds	283	307	84
Policy loans	21	18	—
Short-term investments	151	204	164
Other	186	251	50
Total net investment income	$4,888	$3,481	$1,240
Net unrealized and realized investment gains (losses) are shown below:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Available-for-sale fixed maturity securities	$19	$(181)	$(50)
Equity securities	92	(38)	47
Mortgage loans	54	(78)	(26)
Private loans	(59)	(28)	(9)
Investment real estate	41	(11)	(4)
Real estate partnerships	(36)	(7)	29
Investments funds	(25)	(21)	—
Short-term investments and other invested assets	6	31	11
Total investment related gains (losses), net	$92	$(333)	$(2)

11. Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are shown below:

	December 31,
	2025		2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Financial assets:
Available-for-sale fixed maturity securities	$57,992	$57,992	$45,591	$45,591
Equity securities	1,179	1,179	611	611
Mortgage loans on real estate, net of allowance	11,113	11,211	11,986	11,794
Private loans, net of allowance	8,926	8,982	5,647	5,705
Real estate partnerships (1)	1,894	1,894	900	900
Investment funds (2)	152	152	124	124
Policy loans	234	234	274	274
Short-term investments (3)	600	600	4,177	4,177
Other invested assets:
Derivative assets	1,586	1,586	1,341	1,341
Collaterals received on derivatives (excluding excess collateral)	(1,548)	(1,548)	(1,298)	(1,298)
Separately managed accounts	54	54	71	71
Other (4)	1,178	1,178	934	936
Cash and cash equivalents	11,660	11,660	10,867	10,867
Deposit assets, included in reinsurance recoverable and deposit assets (5)	5,440	5,352	6,165	6,026
Other assets - market risk benefits	1,174	1,174	857	857
Separate account assets (6)	822	822	1,343	1,343
Total financial assets	$102,456	$102,522	$89,590	$89,318

Financial liabilities:
Policyholders' account balances – excluding embedded derivative (5)	$83,782	$83,782	$79,384	$79,384
Policyholders’ account balances – embedded derivative	6,414	6,414	1,123	1,123
Market risk benefits	4,536	4,536	3,655	3,655
Other liabilities:
Derivative liabilities	14	14	—	—
Funds withheld for reinsurance liabilities	74	74	37	37
Notes payable	205	205	189	189
Long term borrowings	2,951	3,045	2,957	2,977
Separate account liabilities (6)	822	822	1,343	1,343
Total financial liabilities	$98,798	$98,892	$88,688	$88,709
(1)Balances represent real estate partnerships in which the Company has elected fair value option under ASC 825. Real estate partnerships accounted for as equity method investments are $1.1 billion and directly held real estate is $2.8 billion as of December 31, 2025. Real estate partnerships accounted for as equity method investments are $1.8 billion and directly held real estate is $2.2 billion as of December 31, 2024.
(2)Balances represent financial assets that are fair valued as a result of consolidation of investment company VIE in accordance with ASC 946. Investment funds accounted for as equity method investments are $2.4 billion and investment funds measured using NAV as a practical expedient are $640 million as of December 31, 2025. Investment funds accounted for as equity method investments are $2.5 billion and investment funds measured using NAV as a practical expedient are $353 million as of December 31, 2024.
(3)Balance as of December 31, 2025 includes $400 million of amounts loaned under reverse repurchase agreements. The fair value of the collateral received under these agreements were $872 million as of December 31, 2025. Balance as of December 31, 2024 includes $400 million of amounts loaned under reverse repurchase agreements. The fair value of the collateral received under these agreements were $783 million as of December 31, 2024.
(4)Other invested assets accounted for as equity method investments, and therefore excluded from the table, are $215 million and $959 million as of December 31, 2025 and December 31, 2024.
(5)Excludes balances associated with contracts that involve significant mortality or morbidity risks, as these fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.

(6)Balance includes $0 million and $31 million of assets, and corresponding liabilities, that are not subject to fair value hierarchy as of December 31, 2025 and December 31, 2024, respectively.
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
The Company holds private placement debt and available-for-sale fixed maturity securities that have characteristics that make them unsuitable for matrix pricing. For these securities, a quote from an independent pricing source (typically a market maker) is obtained. Due to the disclaimers on the quotes that indicate the price is indicative only, the Company includes these fair value estimates in Level 3.
For securities priced using a quote from an independent pricing source, such as certain available-for-sale fixed maturity securities, the Company uses a market-based fair value analysis to validate the reasonableness of prices received. Price variances above a certain threshold are analyzed further to determine if any pricing issue exists. This analysis is performed quarterly.
Equity Securities — For publicly-traded equity securities, prices are received from a nationally recognized pricing service that are based on observable market transactions, and these securities are classified as Level 1 measurements. For certain preferred stock, current market quotes in active markets are unavailable. In these instances, an estimated fair value is received from the pricing service. The service utilizes similar methodologies to price preferred stocks as it does for available-for-sale fixed maturity securities. If applicable, these estimates would be disclosed as Level 2 measurements, depending on the use of at least one significant unobservable input. The Company tests the accuracy of the information provided by reference to other services annually. For certain private equity securities without readily determinable fair values, fair value estimates are unavailable and are not disclosed.

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
Certain of the Company’s consolidated VIEs that are fair valued on a recurring basis invest in LLCs that invest in operating entities which hold multi-family real estate properties. The fair value of the LLCs is obtained from a third-party and is based on the fair value of the underlying real estate held by the various operating entities. The real estate is initially calculated based on the cost to purchase the properties and subsequently calculated based on a discounted cash flow methodology. Such investments are classified as Level 3 measurements.
Investment Funds — The Company owns certain investments in infrastructure LLCs through a consolidated VIE that is measured at fair value on a recurring basis. We initially recorded the investment at the cost to purchase the investment and subsequently recorded based on a discounted cash flow methodology. Investment funds that are fair valued are classified as Level 3 measurements. Certain LP funds are measured at estimated fair value using NAV as a practical expedient.
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
Derivative Assets/Derivative Liabilities — Equity index options are valued using industry accepted valuation models and are adjusted for the nonperformance risk of each counterparty net of any collateral held. Inputs include market volatility and risk-free interest rates and are used in income valuation techniques in arriving at a fair value for each option contract. The nonperformance risk for each counterparty is based upon its credit default swap rate. The Company has no performance obligations related to the call options purchased to fund its fixed index annuity and equity-indexed universal life policy liabilities. Certain equity-index options are valued based on vendor sourced prices and are classified as Level 3 measurements due to the use of significant unobservable inputs by the vendor.
Foreign exchange forwards are valued using observable market inputs, including forward currency exchange rates. These are classified as Level 2 measurements.
Interest rate and cross currency swaps are valued using market observable inputs and are determined by discounting expected future cash flows. As the significant inputs are observable, these are classified as Level 2 measurements.
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

(3)Nonperformance risk – The nonperformance risk assumption impacts the discount rate used in the discounted future cash flow valuation and includes our own credit risk based on the current market credit spreads for debt-like instruments the Company has issued and are available in the market, adjusted for instrument specific features. Additionally, the nonperformance risk assumption includes the counterparty credit risk used in the fair value measurement of ceded market risk benefits which is determined using the current market credit spreads based on the counterparty credit rating.
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
Policyholders’ Account Balances – Embedded Derivatives —The fair value of the embedded derivative component of the Company’s fixed index annuity and equity-indexed universal life policyholders’ account balances is estimated at each valuation date by (i) projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and (ii) discounting the excess of the projected contract value amounts at the applicable risk free interest rates adjusted for the Company’s non-performance risk related to those liabilities. The following significant unobservable inputs are used for measuring the fair value: (i) option budget; (ii) lapse rates; and (iii) non-performance risk. For the details of these significant unobservable inputs, refer to significant unobservable inputs for “Market risk benefits”.
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
	(Dollars in millions)
December 31, 2025
Financial assets
Available-for-sale fixed maturity securities:
U.S. treasury and government	$68	$54	$14	$—
U.S. state and municipal	2,949	—	2,949	—
Foreign governments	1,169	—	1,147	22
Corporate debt securities	43,141	—	41,915	1,226
Residential mortgage-backed securities	1,008	—	989	19
Commercial mortgage-backed securities	3,121	—	3,012	109
Collateralized debt securities	6,536	—	2,247	4,289
Total available-for-sale fixed maturity securities	57,992	54	52,273	5,665
Equity securities:
Common stock	757	670	2	85
Preferred stock	414	5	63	346
Total equity securities	1,171	675	65	431
Real estate at fair value (1)	1,253	—	—	1,253
Real estate partnerships at fair value (1)	1,894	—	—	1,894
Investment funds (1)(2)	152	—	—	152
Short-term investments	600	—	379	221
Other invested assets:
Derivative assets	1,586	—	1,383	203
Collaterals received on derivatives (excluding excess collateral)	(1,548)	(1,548)	—	—
Separately managed accounts	54	—	—	54
Other	410	—	—	410
Cash and cash equivalents	11,660	11,660	—	—
Other assets – market risk benefit assets	1,174	—	—	1,174
Separate account assets	822	804	18	—
Total financial assets	$77,220	$11,645	$54,118	$11,457

Financial liabilities
Policyholders’ account balances – embedded derivative	$6,414	$—	$—	$6,414
Market risk benefits	4,536	—	—	4,536
Funds withheld for reinsurance liabilities – embedded derivatives	74	—	—	74
Other liabilities – derivative liabilities	14	—	14	—
Separate account liabilities	822	804	18	—
Total financial liabilities	$11,860	$804	$32	$11,024
(1)Balances include financial assets that are fair valued in accordance with ASC 825 as well as financial assets that are fair valued as a result of consolidation of investment company VIE in accordance with ASC Topic 946.
(2)Balance excludes $640 million of investments measured at estimated fair value using NAV as a practical expedient.

	Assets and Liabilities Carried at Fair Value by Hierarchy Level
	Total Fair Value	Level 1	Level 2	Level 3
	(Dollars in millions)
December 31, 2024
Financial assets
Available-for-sale fixed maturity securities:
U.S. treasury and government	$66	$56	$10	$—
U.S. state and municipal	2,945	—	2,889	56
Foreign governments	1,541	—	1,541	—
Corporate debt securities	31,554	—	28,947	2,607
Residential mortgage-backed securities	1,102	—	1,083	19
Commercial mortgage-backed securities	2,796	—	2,721	75
Collateralized debt securities	5,587	—	2,985	2,602
Total available-for-sale fixed maturity securities	45,591	56	40,176	5,359
Equity securities:
Common stock	239	100	25	114
Preferred stock	368	22	12	334
Private equity and other	4	—	—	4
Total equity securities	611	122	37	452
Real estate at fair value (1)	1,283	—	—	1,283
Real estate partnerships at fair value (1)	900	—	—	900
Investment funds (1)(2)	124	—	—	124
Short-term investments	4,177	3,003	821	353
Other invested assets:
Derivative assets	1,334	—	1,111	223
Collaterals received on derivatives (excluding excess collateral)	(1,298)	(1,298)	—	—
Separately managed accounts	71	—	—	71
Other	315	—	11	304
Cash and cash equivalents	10,867	10,867	—	—
Other assets – market risk benefit assets	857	—	—	857
Separate account assets (3)	1,312	258	1,054	—
Total financial assets	$66,144	$13,008	$43,210	$9,926

Financial liabilities
Policyholders’ account balances – embedded derivative	$1,123	$—	$—	$1,123
Market risk benefits	3,655	—	—	3,655
Funds withheld for reinsurance liabilities – embedded derivatives	37	—	—	37
Separate account liabilities (3)	1,312	258	1,054	—
Total financial liabilities	$6,127	$258	$1,054	$4,815
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
Other Invested Assets — The common stock of FHLB is carried at cost which approximates fair value. The fair value of our COLI is equal to the cash surrender value of the policies.
Policyholder’s account balances - investments contracts, excluding embedded derivative and deposit assets — The fair values of the policyholder account balances’ not involving significant mortality or morbidity risks, are stated at the cost we would incur to extinguish the liability (i.e., the cash surrender value) as these contracts are generally issued without an annuitization date. The deposit assets related to the annuity benefit reserves have fair values determined in a similar fashion. For period-certain annuity benefit contracts, the fair value is determined by discounting the benefits at the interest rates currently in effect for newly issued immediate annuity contracts. All of the fair values presented within these categories fall within Level 3 of the fair value hierarchy as most of the inputs are unobservable market data.
Long Term Borrowings — Long term borrowings are carried at outstanding principal balance. The carrying value approximates fair value because the carrying value represents the amount owing and payable to the creditor at the reporting date. Fair values for subordinated debentures are estimated using discounted cash flow calculations principally on observable inputs including the Company’s incremental borrowing rates, which reflect our credit rating, for similar types of borrowings with maturities consistent with those remaining for the debt being valued.
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

	Carrying Amount	Fair Value	Fair Value Hierarchy Level
			Level 1	Level 2	Level 3
	(Dollars in millions)
December 31, 2025
Financial assets
Mortgage loans on real estate, net of allowance	$11,113	$11,211	$—	$—	$11,211
Private loans, net of allowance	8,926	8,982	—	74	8,908
Policy loans	234	234	—	—	234
Deposit assets, included in reinsurance recoverables and deposit assets (1)	5,440	5,352	—	—	5,352
Other invested assets	768	768	—	417	351
Total financial assets	$26,481	$26,547

Financial liabilities
Policyholders' account balances – excluding embedded derivative (1)	$83,782	$83,782	$—	$—	$83,782
Long term borrowings	2,951	3,045	—	—	3,045
Notes payable	205	205	—	—	205
Total financial liabilities	$86,938	$87,032

	Carrying Amount	Fair Value	Fair Value Hierarchy Level
			Level 1	Level 2	Level 3
	(Dollars in millions)
December 31, 2024
Financial assets
Mortgage loans on real estate, net of allowance	$11,986	$11,794	$—	$—	$11,794
Private loans, net of allowance	5,647	5,705	—	143	5,562
Policy loans	274	274	—	—	274
Deposit assets, included in reinsurance recoverables and deposit assets (1)	6,165	6,026	—	—	6,026
Other invested assets	619	621	—	406	215
Total financial assets	$24,691	$24,419

Financial liabilities
Policyholders' account balances – excluding embedded derivative (1)	$79,384	$79,384	$—	$—	$79,384
Long term borrowings	2,957	2,977	—	—	2,977
Notes payable	189	189	—	—	189
Total financial liabilities	$82,530	$82,551
(1)Excludes balances associated with contracts that involve significant mortality or morbidity risks, as these fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.

For financial assets and financial liabilities measured at fair value on a recurring basis using Level 3 inputs during the periods, reconciliations of the beginning and ending balances are shown below:

	Assets		Liabilities (2)
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance at December 31, 2022	$3,110	$121	$726	$—
Fair value changes in net income	49	19	147	—
Fair value changes in other comprehensive income	148	89	—	—
Purchases	6,856	133	—	—
Sales	(4,905)	—	—	—
Settlements or maturities	—	(135)	—	—
Premiums less benefits	—	—	(1)	—
Transfers out of Level 3	(194)	—	—	—
Balance at December 31, 2023	5,064	227	872	—
Transfer in due to consolidation / deconsolidation	4,288	—	—	—
Fair value changes in net income	19	124	229	37
Fair value changes in other comprehensive income	77	—	—	—
Purchases	1,876	148	—	—
Sales	(662)	(67)	—	—
Settlements or maturities	(926)	(209)	(32)	—
Premiums less benefits	—	—	54	—
Transfers into Level 3	346	—	—	—
Transfers out of Level 3	(1,202)	—	—	—
Balance at December 31, 2024	8,880	223	1,123	37
Transfer in due to consolidation / deconsolidation	283	—	—	—
Fair value changes in net income	75	102	31	37
Fair value changes in other comprehensive income	61	—	—	—
Purchases	4,169	139	—	—
Sales	(1,928)	—	—	—
Settlements or maturities	(564)	(261)	—	—
Premiums less benefits	—	—	194	—
Transfers into Level 3	1,106	—	5,066	—
Transfers out of Level 3	(2,002)	—	—	—
Balance at December 31, 2025	$10,080	$203	$6,414	$74
(1)Balance includes separately managed accounts.
(2)See Note 19 - Market Risk Benefits for the reconciliation of the beginning and ending balances for market risk benefits.
Transfers into and out of Level 3 during the year ended December 31, 2025 were primarily the result of consolidation or deconsolidation of certain entities and changes in observable pricing. The Company’s valuation of financial instruments categorized as Level 3 in the fair value hierarchy are based on valuation techniques that use significant inputs that are unobservable or had a decline in market activity that obscured observability. The indicators considered in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, the level of credit spreads over historical levels, applicable bid-ask spreads, and price consensus among market participants and other pricing sources. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models and discounted cash flow methodology based on spread/yield assumptions.

Quantitative Information about Level 3 Fair Value Measurements
The following summarizes the valuation techniques and significant unobservable inputs used for recurring Level 3 fair value measurements. See Note 19 - Market Risk Benefits for information on the unobservable inputs used in the fair value measurements of market risk benefits.

Type of Asset	Valuation Techniques	Significant Unobservable Inputs	Range
Available-for-sale fixed maturity securities	Discounted cash flows	Discount rate	•2% - 9%
Real estate and real estate partnerships	Broker price opinions
Short-term investments	Discounted cash flows	Discount rate	•4% - 30%
Derivative assets	Vendor sourced prices	Equity index volatility
Forward price / dividend
Separately managed accounts	Current value method	NCY EBITDA (1)
(1)NCY EBITDA uses forecasted Earnings Before Interest, Taxes, Depreciation, and Amortization (“ EBITDA”) expected to be achieved over the next calendar year.
12. Reinsurance
The Company reinsures its business through a diversified group of reinsurers (“reinsurance ceded”) and assumes certain business by entering into agreements with third-party insurers (“reinsurance assumed”). Under reinsurance ceded transactions, the Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements. The Company monitors trends in arbitration and any litigation outcomes with its reinsurers. Collectability of reinsurance balances is evaluated by monitoring ratings and the financial strength of its reinsurers.
The effect of reinsurance on the applicable line items in our Consolidated Statements of Operations are as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Premiums earned:
Gross amounts, including reinsurance assumed	$1,986	$4,032	$2,313
Reinsurance ceded	(270)	(353)	(644)
Net amount	$1,716	$3,679	$1,669

Other policy revenue:
Gross amounts, including reinsurance assumed	$1,006	$779	$414
Reinsurance ceded	(315)	(122)	—
Net amount	$691	$657	$414

Policyholder benefits and claims incurred:
Gross amounts, including reinsurance assumed	$2,652	$5,910	$2,269
Reinsurance ceded	(442)	(1,862)	(414)
Net amount	$2,210	$4,048	$1,855

Change in fair value of market risk benefits:
Gross amounts, including reinsurance assumed	$800	$92	$(69)
Reinsurance ceded	(75)	(95)	—
Net amount	$725	$(3)	$(69)

Interest sensitive contract benefits:
Gross amounts, including reinsurance assumed	$2,285	$2,184	$480
Reinsurance ceded	(259)	(439)	—
Net amount	$2,026	$1,745	$480

The following summarizes our significant life and annuity reinsurance treaties and related recoverable:

	Reinsurance Recoverable		Agreement Type	Products Covered
	December 31, 2025	December 31, 2024
	(Dollars in millions)
Principal Reinsurers:
EquiTrust Life Insurance Company	$195	$231	Coinsurance	Certain Fixed Index and Fixed Rate Annuities
Athene Life Re Ltd.	1,367	1,747	Coinsurance Funds Withheld, Modified Coinsurance	Certain Fixed Annuities and Multi-Year Guaranteed Annuities
AeBe ISA LTD	3,860	4,166	Coinsurance Funds Withheld, Coinsurance	Certain Fixed Index and Fixed Rate Annuities
Reinsurance Group of America Inc. (RGA)	3,569	3,420	Coinsurance	Certain Term, Whole, Indexed Universal, Universal, and Universal with Secondary Guarantee Life Insurance Policies
	$8,991	$9,564
The Company incurred risk charge fees of $30 million, $13 million and $0 million during the years ended December 31, 2025, 2024 and 2023, respectively, in relation to reinsurance agreements.
The following summarizes significant changes to third-party reinsurance agreements for the years ended December 31, 2025 and 2024:
Assumed Reinsurance Agreements
Effective November 14, 2025, American National Insurance Company (“ANICO”) entered into a Modified Coinsurance (“Modco”) reinsurance agreement with Nationwide Life and Annuity Insurance Company (“Nationwide”) to reinsure a pension risk transfer group annuity contract on a 20% quota share. The Modco assets are segregated by sub-accounts that legally remain at Nationwide with all the risk and rewards of the assets in the Modco accounts recognized by ANICO. Business assumed under this agreement was not significant during 2025 and is not expected to become significant in future periods as there is no business assumed on a flow basis.
Effective October 1, 2025, ANICO entered into a coinsurance reinsurance agreement with a third-party insurer in Japan, Dai-ichi Frontier Life, whereby ANICO will reinsure certain policies on a flow basis. Business assumed under this agreement during 2025 was not significant.
Effective December 16, 2024, ANICO entered into PRT transactions under a coinsurance reinsurance agreement with a third-party insurer in the United Kingdom, whereby this subsidiary recognized approximately $1.3 billion of investments and future policy benefits liability assumed.
Ceded Reinsurance Agreements
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
Effective July 1, 2024, certain of American National’s subsidiaries entered into a reinsurance agreements with certain subsidiaries of Reinsurance Group of America Inc. (“RGA”), a third-party reinsurance group. In accordance with the terms of this agreement, such American National subsidiaries ceded to the reinsurer, on a coinsurance basis, mortality risk and approximately $3.4 billion of reserves associated with a diversified block of term life insurance, whole life insurance, indexed universal life insurance, universal life insurance and universal life insurance with secondary guarantee. Policies written by American National Insurance Company, American National Life Insurance Company of Texas and Garden State Life Insurance Company are ceded on a 100% quota share basis, while policies written by American National Life Insurance Company of New York were ceded on an 80% quota share basis through April 1, 2025, and 100% thereafter. This reinsurance transaction represents approximately half of the Company’s in-force life business. As part of this reinsurance transaction, the Company recognized a deferred gain of $1.6 billion, which was recorded in Other liabilities in the Consolidated Statements of Financial Position as of December 31, 2024. This deferred gain represents the unamortized portion of the cost of reinsurance related to the in-force business which will be amortized over the life of the underlying reinsured policies. The deferred gain represents primarily the difference between liabilities ceded and assets transferred as part of the reinsurance agreement. The amortization of the deferred gain recognized in Other income in the Consolidated Statements of Operations for the years ended December 31, 2025 and 2024 were $95 million and $35 million, respectively.
There were no other significant changes to third-party reinsurance agreements for the year ended December 31, 2025 or December 31, 2024.
Intercompany Reinsurance Agreements
The Company executes various intercompany reinsurance agreements between its subsidiaries, including offshore entities, for purposes of managing regulatory statutory capital and risk. All intercompany balances have been eliminated in the preparation of the accompanying financial statements.
13. Separate Account Assets and Liabilities
The following table presents the change of the Company’s separate account assets and liabilities:

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$1,343	$1,189
Additions (deductions):
Policyholder deposits	65	74
Net investment income	87	66
Net realized capital gains (losses) on investments	57	117
Policyholder benefits and withdrawals	(649)	(119)
Net transfer from (to) general account	(65)	33
Policy charges	(16)	(17)
Total changes	(521)	154
Balance, end of period	$822	$1,343

Cash surrender value	$794	$724

14. Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired
The following tables present a rollforward of DAC, DSI and VOBA for the periods indicated:

	Year Ended December 31, 2025
	Annuities	Life Insurance	Total
	(Dollars in millions)
DAC
Balance, beginning of year	$892	$306	$1,198
Additions	1,139	105	1,244
Amortization	(138)	(34)	(172)
Net change	1,001	71	1,072
Balance, end of year	1,893	377	2,270

DSI
Balance, beginning of year	393	—	393
Additions	773	—	773
Amortization	(52)	—	(52)
Net change	721	—	721
Balance, end of year	1,114	—	1,114

VOBA
Balance, beginning of year	8,848	65	8,913
Amortization	(780)	(4)	(784)
Balance, end of year	8,068	61	8,129
Total DAC, DSI, and VOBA asset	$11,075	$438	$11,513

	Year Ended December 31, 2024
	Annuities	Life Insurance	Total
	(Dollars in millions)
DAC
Balance, beginning of year	$213	$218	$431
Additions	770	108	878
Amortization	(91)	(20)	(111)
Net change	679	88	767
Balance, end of year	892	306	1,198

DSI
Balance, beginning of year	8	—	8
Additions	393	—	393
Amortization	(8)	—	(8)
Net change	385	—	385
Balance, end of year	393	—	393

VOBA
Balance, beginning of year	59	305	364
Acquisition from business combinations (1)	7,239	—	7,239
Additions	2,000	—	2,000
Amortization	(450)	(18)	(468)
Other (2)	—	(222)	(222)
Net change	8,789	(240)	8,549
Balance, end of year	8,848	65	8,913
Total DAC, DSI, and VOBA asset	$10,133	$371	$10,504

	Year Ended December 31, 2023
	Annuities	Life Insurance	Total
	(Dollars in millions)
DAC
Balance, beginning of year	$54	$88	$142
Additions	220	139	359
Amortization	(61)	(9)	(70)
Net change	159	130	289
Balance, end of year	213	218	431

DSI
Balance, beginning of year	4	—	4
Additions	5	—	5
Amortization	(1)	—	(1)
Net change	4	—	4
Balance, end of year	8	—	8

VOBA
Balance, beginning of year	70	335	405
Amortization	(11)	(30)	(41)
Net change	(11)	(30)	(41)
Balance, end of year	59	305	364
Total DAC, DSI, and VOBA asset	$280	$523	$803
(1)See Note 16 - Acquisitions for details of the measurement period adjustment to VOBA asset included within this amount, which was recognized at the Company’s acquisition of AEL in May 2024.
(2)See Note 12 - Reinsurance for details of a reinsurance transaction in relation to the Company’s Life Insurance business, resulting in an adjustment to the VOBA asset recognized upon the acquisition of American National in 2022.
Value of Business Acquired
As stated in Note 2 - Summary of Significant Accounting Policies, VOBA asset is included in “Deferred policy acquisition costs, deferred sales inducements and value of business acquired” in the Consolidated Statements of Financial Position. The amortization of VOBA asset is recorded in “Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired” in the Consolidated Statements of Operations.
The following table provides the projected VOBA asset amortization expenses for a five-year period and thereafter as of December 31, 2025:

Years	(Dollars in millions)
2026	$745
2027	680
2028	624
2029	569
2030	521
Thereafter	4,990
Total amortization expense	$8,129

15. Intangible Assets
Intangible Assets
The components of definite-lived and indefinite-lived intangible assets are as follows. Refer to Note 14 - Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired for VOBA asset, which is an actuarial intangible asset arising from a business combination.

	December 31,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Definite-lived intangible assets:
Distributor relationships	$1,445	$(103)	$1,342	$1,445	$(41)	$1,404
Trade name	58	(11)	47	58	(6)	52
Software and other	125	(40)	85	52	(9)	43
Total definite-lived intangible assets	1,628	(154)	1,474	1,555	(56)	1,499

Indefinite-lived intangible assets:
Insurance licenses	27	—	27	27	—	27
Total indefinite-lived intangible assets	27	—	27	27	—	27
Total intangible assets	$1,655	$(154)	$1,501	$1,582	$(56)	$1,526
No impairment expenses of intangible assets were recognized for the years ended December 31, 2025, 2024, and 2023. The Company estimates that its intangible assets do not have any significant residual value in determining their amortization. Amortization expenses for definite-lived intangible assets were $98 million, $55 million and $2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table outlines the estimated future amortization expense related to definite-lived intangible assets held as of December 31, 2025.

Years	(Dollars in millions)
2026	$95
2027	85
2028	78
2029	70
2030	70
Thereafter	1,076
Total amortization expense	$1,474
Goodwill
The changes in the carrying amount of goodwill by reporting segment were as follows:

	Annuities	Life Insurance	Total
	(Dollars in millions)
Balance as of December 31, 2022 and 2023	$51	$35	$86
Acquisitions from business combinations	662	—	662
Balance as of December 31, 2024 and 2025	$713	$35	$748
The Company performed its annual goodwill impairment tests as of October 1, 2025 and did not identify any impairment. There were no accumulated impairments associated with our goodwill for the years ended December 31, 2025, 2024 and 2023.

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
The business operations of AEL, which are now part of ANGI, contributed revenues of $2.1 billion and net income of $187 million to the Company for the period from May 2, 2024 to December 31, 2024. Had the Merger occurred on January 1, 2023, the consolidated unaudited pro forma revenue and net income would be (i) $10.3 billion and $1.1 billion, respectively, for the year ended December 31, 2024; and (ii) $7.9 billion and $562 million, respectively, for the year ended December 31, 2023. The pro forma amounts have been calculated using the subsidiary’s results and adjusting them for the revised depreciation and amortization that would have been charged assuming the fair value adjustments to investments, property and equipment and intangible assets had applied from January 1, 2023, together with the consequential tax effects.
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

	December 31,
	2025	2024
	(Dollars in millions)
Future policy benefits:
Annuities	$7,142	$5,532
Life Insurance	1,917	1,816
Deferred profit liability:
Annuities	76	81
Life Insurance	99	76
Other contracts and VOBA liability	1,728	1,665
Total future policy benefits	$10,962	$9,170

Future Policy Benefits
The balances and changes in the liability for future policy benefits are as follows:

	Year Ended December 31, 2025
	Annuities	Life Insurance	Total
	(Dollars in millions)
Present Value of Expected Net Premiums:
Balance, beginning of period	$—	$2,353	$2,353
Beginning balance at original discount rate	—	2,507	2,507
Effect of changes in cash flow assumptions (1)	—	71	71
Effect of actual variances from expected experience	(25)	(97)	(122)
Adjusted beginning of period balance	(25)	2,481	2,456
Issuances	1,458	14	1,472
Interest accrual	12	95	107
Net premiums collected	(1,450)	(288)	(1,738)
Derecognitions (lapses and withdrawals)	5	—	5
Ending balance at original discount rate	—	2,302	2,302
Effect of changes in discount rate assumptions	—	(119)	(119)
Balance, end of period	$—	$2,183	$2,183

Present Value of Expected Future Policy Benefits:
Balance, beginning of period	$5,532	$4,169	$9,701
Beginning balance at original discount rate	5,668	4,601	10,269
Effect of changes in cash flow assumptions (1)	15	74	89
Effect of actual variances from expected experience	(44)	(75)	(119)
Adjusted beginning of period balance	5,639	4,600	10,239
Issuances	1,658	14	1,672
Interest accrual	289	177	466
Benefit payments	(571)	(332)	(903)
Derecognitions (lapses and withdrawals)	39	—	39
Foreign currency translation	81	—	81
Ending balance at original discount rate	7,135	4,459	11,594
Effect of changes in discount rate assumptions	7	(359)	(352)
Balance, end of period	$7,142	$4,100	$11,242

Liability for future policy benefits	$7,142	$1,917	$9,059
Less: Reinsurance recoverables	(2)	(1,269)	(1,271)
Net liability for future policy benefits, after reinsurance recoverable	$7,140	$648	$7,788

Weighted-average liability duration of future policy benefits (years)	9 years	14 years

Weighted average interest accretion rate	5.31%	4.72%
Weighted average current discount rate	5.27%	5.65%

	Year Ended December 31, 2024
	Annuities	Life Insurance	Total
	(Dollars in millions)
Present Value of Expected Net Premiums:
Balance, beginning of period	$—	$3,145	$3,145
Beginning balance at original discount rate	—	3,254	3,254
Effect of changes in cash flow assumptions (1)	—	(245)	(245)
Effect of actual variances from expected experience	11	(343)	(332)
Adjusted beginning of period balance	11	2,666	2,677
Issuances	1,970	48	2,018
Interest accrual	11	112	123
Net premiums collected	(1,992)	(320)	(2,312)
Derecognitions (lapses and withdrawals)	—	1	1
Ending balance at original discount rate	—	2,507	2,507
Effect of changes in discount rate assumptions	—	(154)	(154)
Balance, end of period	$—	$2,353	$2,353

Present Value of Expected Future Policy Benefits:
Balance, beginning of period	$2,213	$5,040	$7,253
Beginning balance at original discount rate	2,217	5,277	7,494
Effect of changes in cash flow assumptions (1)	1	(236)	(235)
Effect of actual variances from expected experience	(5)	(369)	(374)
Adjusted beginning of period balance	2,213	4,672	6,885
Acquisition of business combination	311	—	311
Issuances	3,289	49	3,338
Interest accrual	168	190	358
Benefit payments	(336)	(311)	(647)
Derecognitions (lapses and withdrawals)	23	1	24
Ending balance at original discount rate	5,668	4,601	10,269
Effect of changes in discount rate assumptions	(136)	(432)	(568)
Balance, end of period	$5,532	$4,169	$9,701

Liability for future policy benefits	$5,532	$1,816	$7,348
Less: Reinsurance recoverables	(2)	(1,298)	(1,300)
Net liability for future policy benefits, after reinsurance recoverable	$5,530	$518	$6,048

Weighted-average liability duration of future policy benefits (years)	9 years	15 years

Weighted average interest accretion rate	5.23%	4.75%
Weighted average current discount rate	5.53%	5.83%

	Year Ended December 31, 2023
	Annuities	Life Insurance	Total
	(Dollars in millions)
Present Value of Expected Net Premiums:
Balance, beginning of period	$—	$3,520	$3,520
Beginning balance at original discount rate	—	3,826	3,826
Effect of changes in cash flow assumptions (1)	—	(353)	(353)
Effect of actual variances from expected experience	2	(59)	(57)
Adjusted beginning of period balance	2	3,414	3,416
Issuances	984	90	1,074
Interest accrual	8	121	129
Net premiums collected	(995)	(373)	(1,368)
Derecognitions (lapses and withdrawals)	1	2	3
Ending balance at original discount rate	—	3,254	3,254
Effect of changes in discount rate assumptions	—	(109)	(109)
Balance, end of period	$—	$3,145	$3,145

Present Value of Expected Future Policy Benefits:
Balance, beginning of period	$1,288	$5,330	$6,618
Beginning balance at original discount rate	1,368	5,875	7,243
Effect of changes in cash flow assumptions (1)	(1)	(362)	(363)
Effect of actual variances from expected experience	(25)	(59)	(84)
Adjusted beginning of period balance	1,342	5,454	6,796
Issuances	988	89	1,077
Interest accrual	73	188	261
Benefit payments	(189)	(456)	(645)
Derecognitions (lapses and withdrawals)	3	2	5
Ending balance at original discount rate	2,217	5,277	7,494
Effect of changes in discount rate assumptions	(4)	(237)	(241)
Balance, end of period	$2,213	$5,040	$7,253

Liability for future policy benefits	$2,213	$1,895	$4,108
Less: Reinsurance recoverables	—	(45)	(45)
Net liability for future policy benefits, after reinsurance recoverable	$2,213	$1,850	$4,063

Weighted-average liability duration of future policy benefits (years)	8 years	16 years

Weighted average interest accretion rate	4.94%	4.60%
Weighted average current discount rate	4.88%	5.03%

(1)For the year ended December 31, 2025, the Company recognized liability remeasurement impacts of $112 million, from the net effect of the changes in cash flow assumptions, which were included in “Policyholder benefits and claims incurred” in the Consolidated Statements of Operations.
The Company performs its annual assumptions review during the third quarter of each year. In 2025, assumption updates resulted in a $31 million increase to future policy benefit liabilities. The notable changes to assumptions in the third quarter of 2025 resulted in (i) an increase in the liability for net future policy benefits related to annuity products driven by unfavorable mortality. The change in mortality resulted in an offsetting decrease to the deferred profit liability and (ii) an increase in the liability for net future policy benefits for universal life products primarily driven by unfavorable mortality, partially offset by a favorable update to premium persistency.

For the year ended December 31, 2024, the Company recognized liability remeasurement losses of $66 million, which were included in “Policyholder benefits and claims incurred” in the Consolidated Statements of Operations. The amounts include the effect of the Company’s annual assumption review which was conducted during the third quarter of 2024. The notable changes to cash flow assumptions resulted in (i) a decrease in the liability for net future policy benefits related to annuity products driven by favorable mortality. The change in mortality resulted in an offsetting increase to the deferred profit liability; (ii) a decrease in the liability for net future policy benefits for term life products primarily driven by favorable mortality and favorable updates to policyholder lapse behavior assumptions; and (iii) an increase in the net future policy benefits liability for universal life products driven by unfavorable updates in policyholder lapse assumptions and unfavorable mortality.
For the year ended December 31, 2023, the Company recognized liability remeasurement gains of $3 million, from the net effect of the changes in cash flow assumptions, which were included in “Policyholder benefits and claims incurred” in the Consolidated Statements of Operations.
The amounts of undiscounted and discounted expected gross premiums and future benefit payments follow:

	December 31,
	2025		2024
	Undiscounted	Discounted	Undiscounted	Discounted
	(Dollars in millions)
Annuities
Expected future benefit payments	$12,409	$7,142	$9,853	$5,505
Expected future gross premiums	—	—	—	—

Life Insurance
Expected future benefit payments	8,432	4,100	8,819	4,169
Expected future gross premiums	5,265	3,105	5,669	3,356

Total
Expected future benefit payments	20,841	11,242	18,672	9,674
Expected future gross premiums	5,265	3,105	5,669	3,356
The amount of revenue and interest recognized in the Consolidated Statements of Operations follows:

	Gross Premiums or Assessments
	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Annuities	$1,478	$3,299	$1,027
Life Insurance	401	436	452

	Interest Expense
	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Annuities	$277	$157	$83
Life Insurance	82	78	95

18. Policyholders' Account Balances
Policyholders’ account balances relate to investment-type contracts and universal life-type policies as well as balances relating to funding agreements. Investment-type contracts principally include traditional individual fixed rate annuities and fixed index annuities in the accumulation phase and non-variable group annuity contracts.
The balances and changes in policyholders’ account balances are as follows:

	Year Ended December 31, 2025
	Annuities	Life Insurance	Total
	(Dollars in millions)
Balance, beginning of period	$80,046	$2,107	$82,153
Issuances	18,684	42	18,726
Premiums received	109	432	541
Policy charges	(619)	(367)	(986)
Surrenders and withdrawals	(10,827)	(123)	(10,950)
Interest credited	3,097	102	3,199
Benefit payments	(1,126)	—	(1,126)
Other	7	—	7
Balance, end of period	$89,371	$2,193	$91,564

Reconciling items:
Supplemental contracts	$589	$—	$589
Variable universal life	—	39	39
Variable deferred annuity	6	—	6
Embedded derivative and other	740	54	794
Total PAB balance, end of period	$90,706	$2,286	$92,992

Weighted-average crediting rate	3.53%	4.69%
Net amount at risk (1)	$13,419	$39,405
Cash surrender value	$80,202	$1,965

	Year Ended December 31, 2024
	Annuities	Life Insurance	Total
	(Dollars in millions)
Balance, beginning of period	$14,694	$1,975	$16,669
Issuances	11,647	62	11,709
Acquisition from business combination (2)	61,296	—	61,296
Premiums received	67	423	490
Policy charges	(442)	(374)	(816)
Surrenders and withdrawals	(8,958)	(66)	(9,024)
Interest credited	2,383	87	2,470
Benefit payments	(646)	—	(646)
Other	5	—	5
Balance, end of period	$80,046	$2,107	$82,153

Reconciling items:
Supplemental contracts	$514	$—	$514
Variable universal life	—	39	39
Variable deferred annuity	7	—	7
Embedded derivative and other	319	47	366
Total PAB balance, end of period	$80,886	$2,193	$83,079

Weighted-average crediting rate	4.19%	4.21%
Net amount at risk (1)	$12,475	$38,733
Cash surrender value	$73,832	$1,860

	Year Ended December 31, 2023
	Annuities	Life Insurance	Total
	(Dollars in millions)
Balance, beginning of period	$12,012	$1,899	$13,911
Issuances	4,382	84	4,466
Premiums received	34	399	433
Policy charges	(39)	(362)	(401)
Surrenders and withdrawals	(2,132)	(110)	(2,242)
Interest credited	437	65	502
Balance, end of period	$14,694	$1,975	$16,669

Reconciling items:
Supplemental contracts	$291	$—	$291
Variable universal life	—	36	36
Variable deferred annuity	8	—	8
Embedded derivative and other	135	38	173
Total PAB balance, end of period	$15,128	$2,049	$17,177

Weighted-average crediting rate	3.27%	3.34%
Net amount at risk (1)	$417	$38,365
Cash surrender value	$15,000	$1,796
(1)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
(2)Amount for the year ended December 31, 2024 excludes $177 million of liabilities relating to supplemental contracts at acquisition date.

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums follow.

	December 31, 2025
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 - 50 Basis Points Above	51 - 150 Basis Points Above	> 150 Basis Points Above	Other (1)	Total
		(Dollars in millions)
Annuities	0% - 1%	$3,380	$2,553	$4,245	$5,572	$—	$15,750
	1% - 2%	1,876	278	862	1,193	—	4,209
	2% - 3%	1,918	470	256	14,748	—	17,392
	Greater than 3%	258	5	8	10	—	281
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	51,739	51,739
	Total	$7,432	$3,306	$5,371	$21,523	$51,739	$89,371

Life Insurance	0% - 1%	$—	$—	$—	$—	$—	$—
	1% - 2%	39	2	70	847	—	958
	2% - 3%	418	—	219	—	—	637
	Greater than 3%	598	—	—	—	—	598
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	—	—
	Total	$1,055	$2	$289	$847	$—	$2,193

	December 31, 2024
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 - 50 Basis Points Above	51 - 150 Basis Points Above	> 150 Basis Points Above	Other (1)	Total
		(Dollars in millions)
Annuities	0% - 1%	$3,963	$2,838	$3,768	$4,787	$—	$15,356
	1% - 2%	1,501	341	1,159	1,826	—	4,827
	2% - 3%	1,839	411	159	9,321	—	11,730
	Greater than 3%	282	7	2	9	—	300
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	47,833	47,833
	Total	$7,585	$3,597	$5,088	$15,943	$47,833	$80,046

Life Insurance	0% - 1%	$—	$—	$—	$—	$—	$—
	1% - 2%	32	2	60	735	—	829
	2% - 3%	422	—	222	—	—	644
	Greater than 3%	634	—	—	—	—	634
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	—	—
	Total	$1,088	$2	$282	$735	$—	$2,107
(1)Other includes products with either a fixed rate or no guaranteed minimum crediting rate or allocated to index strategies.
In the third quarter of 2025, the Company performed its annual assumption review related to investment-type contracts and universal life- type contracts, which resulted in a $257 million net decrease primarily in the value of embedded derivatives related to fixed-index annuity products, which was included in “Change in fair value of insurance-related derivatives and embedded derivatives” in the Consolidated Statements of Operations. The notable changes made to cash flow assumptions from the annual assumption review were a net decrease in option budget primarily from a decrease in observed short-term option costs and an increase in our own credit spread through the update of the risk premium to reflect current market rates.
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

19. Market Risk Benefits
Market Risk Benefits
The net balance of market risk benefit (MRB) assets and liabilities of, and changes in guaranteed minimum withdrawal benefits associated with, annuity contracts is as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Balance, beginning of period	$2,799	$—	$44
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	2,549	1	70
Acquisition from business combination (1)	—	2,420	—
Issuances	(8)	7	1
Interest accrual	150	100	3
Attributed fees collected	265	146	13
Effect of changes in interest rates	12	(112)	(117)
Effect of changes in equity markets	161	39	171
Effect of changes in equity index volatility	(48)	(97)	(46)
Actual policyholder behavior different from expected behavior	—	—	(7)
Effect of changes in future expected policyholder behavior	57	2	—
Effect of changes in other future expected assumptions	211	43	(87)
Balance, end of period, before effect of changes in the instrument-specific credit	3,349	2,549	1
Effect of changes in the ending instrument-specific credit risk	13	250	(1)
Balance, end of period	3,362	2,799	—
Less: Reinsured MRB, end of period	(601)	(526)	—
Balance, end of period, net of reinsurance	$2,761	$2,273	$—

Net amount at risk (2)	$12,962	$12,051	$—
Weighted average attained age of contract holders (years)	71 years	71 years	65 years
(1)See Note 16 - Acquisitions for the details of the measurement period adjustment to market risk benefits liability included within this amount which was assumed upon the Company’s acquisition of AEL in May 2024.
(2)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
The reconciliation of market risk benefits by amounts in an asset position and in a liability position to “Market risk benefits” amount in the Consolidated Statements of Financial Position follows.

	December 31, 2025
	Asset	Liability	Net Liability
	(Dollars in millions)
Market risk benefits	$1,174	$4,536	$3,362

	December 31, 2024
	Asset	Liability	Net Liability
	(Dollars in millions)
Market risk benefits	$856	$3,655	$2,799
In the third quarter of 2025, the Company performed its annual assumption review for annuity contracts, which resulted in a $202 million net increase to net market risk benefits liability, net of market risk benefits asset and reinsured MRB, which was included in “Change in fair value of market risk benefits” in the Consolidated Statements of Operations. The notable changes to cash flow assumptions from the annual assumption review were a net increase in the utilization assumption for the lifetime income benefit riders, a decrease in option budget primarily from a decrease in observed short-term option costs partially offset by favorable updates to policyholder lapse behavior assumptions.
In the third quarter of 2024, the Company performed its annual assumption review for annuity contracts, which resulted in a $40 million net decrease in the net market risk benefits liability, which was included in “Change in fair value of market risk benefits” in the Consolidated Statements of Operations. The notable changes to cash flow assumptions from the annual assumption review were a net increase in option budget primarily from an increase in investment portfolio rates and favorable updates to policyholder lapse behavior assumptions.

In 2023, the Company performed its annual assumptions review in the fourth quarter, resulting in no material changes to the net market risk benefits liability.
The following summarizes the valuation technique and significant unobservable inputs used for the fair value measurement of market risk benefits as of December 31, 2025:

Valuation Technique	Significant Unobservable Inputs	Range
Discounted cash flows	Utilization	0.02%	-	51.54%
	Option budget	1.36%	-	4.18%
	Non-performance risk	0.35%	-	1.80%
	Mortality rates	0.00%	-	46.18%
	Lapse rates	0.25%	-	42.50%
20. Long Term Borrowings
The following is a summary of our long term borrowings:

	December 31,
	2025	2024
	(Dollars in millions)
Term Loan Credit Facility - due May 25, 2027	$98	$1,297
5.000% Senior Notes - due June 15, 2027	490	485
5.750% Senior Notes - due October 1, 2029	596	595
6.144% Senior Notes - due June 13, 2032	497	496
6.000% Senior Notes - due July 15, 2035	692	—
5.000% American Equity Capital Trust II - due June 1, 2047	84	84
7.000% Fixed-Rate Reset Junior Subordinated Notes - due December 1, 2055	494	—
Total long term borrowings	$2,951	$2,957
Term Loan Credit Facility - On May 7, 2024, the Company entered into a new $1.9 billion term loan agreement. The term loan will mature on May 25, 2027. Interest on the amount borrowed under the term loan is tied to SOFR plus a margin and is reset and paid quarterly. On October 2, 2024, the Company repaid $600 million under this agreement using proceeds of the Senior Notes issued on October 2, 2024. On June 27, 2025, the Company repaid $700 million under this agreement using proceeds of the 2035 Senior Notes issued on June 27, 2025. On October 29, 2025, the Company repaid $500 million under this agreement using proceeds from the capital contribution received from Brookfield Wealth Solutions along with additional funds. See Note 22 - Stockholders' Equity for additional information on the capital contribution received.
5.000% Senior Notes - As part of the acquisition of American Equity, the Company assumed $500 million aggregate principal amount of senior unsecured notes due 2027 which bear interest at 5.0% per year and will mature on June 15, 2027. Contractual interest is payable semi-annually in arrears each June 15th and December 15th.
5.750% Senior Notes - On October 2, 2024, the Company issued $600 million aggregate principal amount of 5.750% Senior Notes due 2029 (the “2029 Senior Notes”). The Company pays interest on the 2029 Senior Notes semi-annually in cash in arrears on April 1 and October 1 of each year, which began on April 1, 2025. At the Company’s option, the 2029 Senior Notes may be redeemed, in whole or in part, at any time or from time to time, prior to their maturity at the applicable redemption price, plus any accrued and unpaid interest thereon to, but excluding, the redemption date for the 2029 Senior Notes. We used the net proceeds from this offering to repay a portion of the outstanding indebtedness under our Term Loan Credit Facility.
6.144% Senior Notes - In June 2022, the Company issued $500 million of 6.144% unsecured Senior Notes maturing June 13, 2032. Interest is payable in arrears on June 13 and December 13 of each year. The proceeds from the Senior Notes were used to repay a portion of the Term Loan Agreement as noted below.
6.000% Senior Notes - On June 27, 2025, the Company issued $700 million aggregate principal amount of 6.000% Senior Notes due 2035 (the “2035 Senior Notes”). Interest on the 2035 Senior Notes is payable semi-annually on January 15 and July 15, beginning on January 15, 2026. The 2035 Senior Notes will mature on July 15, 2035; however the Company may, at its option, redeem some or all of the 2035 Senior Notes, at any time or from time to time prior to their maturity at the applicable redemption price, plus any accrued and unpaid interest thereon to, but excluding, the redemption date for the 2035 Senior Notes. We used the net proceeds from this offering to repay a portion of the outstanding indebtedness under our Term Loan Credit Facility.

5.000% American Equity Capital Trust II - Our wholly-owned subsidiary trust (which is not consolidated) has issued fixed rate and floating rate trust preferred securities and has used the proceeds from these offerings to purchase subordinated debentures from us. We also issued subordinated debentures to the trust in exchange for all of the common securities of the trust. The sole assets of the trust are the subordinated debentures and any interest accrued thereon. The interest payment dates on the subordinated debentures correspond to the distribution dates on the trust preferred securities issued by the trust. The trust preferred securities mature simultaneously with the subordinated debentures. Our obligations under the subordinated debentures and related agreements provide a full and unconditional guarantee of payments due under the trust preferred securities. The Company assumed this debt obligation as part of the acquisition of American Equity.
The principal amount of the subordinated debentures issued by us to American Equity Capital Trust II ("Trust II") is $100 million. The subordinated debentures will mature on June 1, 2047. These debentures were assigned a fair value of $75 million at the date of issue (based upon an effective yield-to-maturity of 6.8%). The difference between the fair value at the date of issue and the principal amount is being accreted over the life of the debentures. The trust preferred securities issued by Trust II were issued to Iowa Farm Bureau Federation, which owns a majority of FBL Financial Group, Inc. ("FBL"). The consideration received by Trust II in connection with the issuance of its trust preferred securities consisted of fixed income securities of equal value which were issued by FBL.
7.000% Fixed-Rate Reset Junior Subordinated Notes - On August 22, 2025, the Company issued $500 million aggregate principal amount of 7.000% Fixed-Rate Reset Junior Subordinated Notes due 2055 (the “2055 Notes”). The 2055 Notes are unsecured and junior subordinated obligations of the Company that rank equally in right of payment with all of the Company’s future equally-ranking junior subordinated indebtedness and that rank junior in right of payment to all of the Company’s existing and future senior indebtedness. The 2055 Notes are effectively subordinated to all of the existing and future indebtedness and other liabilities of the Company’s subsidiaries. The 2055 Notes bear interest (i) until, but excluding, December 1, 2030 (the “First Reset Date”), at the rate of 7.000% per annum and (ii) from, and including, December 1, 2030, at a rate per annum equal to the Five-year U.S. Treasury Rate (as defined in the applicable indenture) plus 3.183%, to be reset on each Reset Date (as defined in the applicable indenture), provided that such rate will not reset below 7.000%. The 2055 Notes will mature on December 1, 2055; however the Company may, at its option, redeem some or all of the 2055 Notes at any time or from time to time prior to their maturity (i) during the three-month period prior to, and including, the First Reset Date and (ii) after the First Reset Date, on any interest payment date, at the applicable redemption price, plus any accrued and unpaid interest thereon (including compounded interest, if any) to, but excluding, the date of redemption for the 2055 Notes. We used the net proceeds from this offering to redeem the Fixed-Rate Reset Non-Cumulative Preferred Stock, Series B as discussed in Note 22 - Stockholders' Equity.
The agreements above require the Company and its subsidiaries to maintain minimum net worth covenants. As of December 31, 2025 and 2024, the Company was in compliance with its financial covenants.
Redemptions
On February 15, 2022, the Company entered into a five-year, $300 million unsecured delayed draw term loan credit agreement. On July 6, 2022, we borrowed $300 million under this agreement. Interest was tied to Secured Overnight Financing Rate (“SOFR”) adjusted for a credit spread. In May 2024, the Company repaid in full all indebtedness and other obligations outstanding under, and terminated, this credit agreement using proceeds of the Term Loan Credit Facility issued on May 7, 2024 that is summarized above.
On May 25, 2022, the Company assumed a term loan agreement with a consortium of banks providing for five-year term loans in the aggregate principal amount of $1.5 billion maturing May 23, 2027 (the “Term Loan Agreement”). Interest is tied to SOFR and reset and paid quarterly. On June 13, 2022, the Company repaid $500 million under the Term Loan Agreement, and in May 2024 repaid the remaining $1.0 billion outstanding using proceeds of the Term Loan Credit Facility issued on May 7, 2024 that is summarized above. The Term Loan Agreement was subsequently terminated.
The following is the maturity by year on long term borrowings:

	Payments Due by Year
	Total	Unamortized Discount and Issuance Costs	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More Than 5 Years
	(Dollars in millions)
As of December 31, 2025:
Long term borrowings	$2,951	$(49)	$600	$—	$600	$—	$1,800

As of December 31, 2024:
Long term borrowings	$2,957	$(43)	$—	$1,800	$—	$600	$600

21. Income Taxes
Income taxes are recognized for the amount of taxes payable by our subsidiaries and for the impact of deferred income tax assets and liabilities related to such subsidiaries.
The following presents the income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign jurisdictions:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
U.S. Federal (1)	$(565)	$(127)	$262
Foreign (Bermuda)	959	497	190
Total	$394	$370	$452
(1)In prior years, income (loss) from our Bermuda-domiciled subsidiary that has elected to pay U.S. income taxes under section 953(d) of the Internal Revenue code was not separately reported. Following the adoption of Accounting Standards Update 2023-09, this income is now reflected as foreign income with prior period amounts conformed accordingly.
Our income tax expense is as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Consolidated Statements of Operations:
Current tax expense (benefit):
U.S. Federal	$(66)	$65	$(6)
U.S. State	1	—	—
Foreign (Bermuda)	(44)	—	—
Total current tax expense (benefit)	(109)	65	(6)

Deferred tax expense (benefit):
U.S. Federal	170	28	84
U.S. State	—	—	—
Foreign (Bermuda)	(81)	(292)	(35)
Total deferred tax expense (benefit)	89	(264)	49
Total income tax expense (benefit) from continuing operations	$(20)	$(199)	$43
Following is a summary of income taxes paid by jurisdiction:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
U.S Federal	$(21)	$346	$40
U.S. State	4	43	7
Foreign	—	—	—
Total	$(17)	$389	$47

Income tax expense (recovery) differed from the amount computed at the statutory federal income tax rate of 21% as follows:

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in millions)
U.S. federal statutory tax rate	$83	21.0%	$78	21.0%	$95	21.0%
U.S. state and local income tax, net of federal income tax effect	1	0.3%	2	0.5%	—	—%
Foreign tax effects:
Bermuda:
Statutory tax rate difference between the U.S. and Bermuda	(58)	(14.7)%	(104)	(28.1)%	(40)	(8.8)%
Effect of changes in tax laws or rates enacted in the current period	(125)	(31.7)%	(292)	(78.9)%	(35)	(7.7)%
Foreign tax credits	(144)	(36.5)%	—	—	—	—
Effect of cross border tax laws	186	47.2%	119	32.2%	40	8.8%
Tax credits, net	(2)	(0.5)%	(3)	(0.8)%	(12)	(2.7)%
Changes in valuation allowances	19	4.8%	—	—%	2	0.4%
Nontaxable or nondeductible items	7	1.8%	9	2.4%	2	0.4%
Changes in unrecognized tax benefits.	—	—%	—	—%	—	—%
Other, net	13	3.3%	(8)	(2.2)%	(9)	(2.0)%
Total income tax expense (benefit)	$(20)	(5.0)%	$(199)	(53.9)%	$43	9.4%
The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are shown below:

	December 31,
	2025	2024
	(Dollars in millions)
Deferred tax assets:
Investments	$1,011	$1,428
Policyholders' account balances	63	60
Bermuda deferred tax asset	457	377
Reinsurance recoverables	3,877	3,920
Loss carryforwards	890	622
Tax credit carryforwards	42	88
Other	108	44
Gross deferred tax assets	6,448	6,539
Valuation allowance	(23)	(20)
Deferred tax assets, net of valuation allowance	6,425	6,519

Deferred tax liabilities:
Deferred policy acquisition costs	549	171
Pension asset	18	62
VOBA	1,912	2,060
Future policy benefits	4,126	4,199
Other	99	—
Total deferred tax liabilities	6,704	6,492
Deferred tax assets (liabilities), net	$(279)	$27

Below is a reconciliation of deferred tax assets (liabilities) as reported on the financial statements:

	December 31,
	2025	2024
	(Dollars in millions)
Deferred tax asset	$460	$495
Deferred tax liability (1)	(739)	(468)
Deferred tax assets (liabilities), net	$(279)	$27
(1) Deferred tax liabilities are included within “Other liabilities” in the Consolidated Statements of Financial Position.
The Company, excluding certain of its subsidiaries which file separate tax returns, are parties to a U.S. tax sharing agreement with its U.S. parent entity, BWS US Holdings, LLC. In accordance with its agreement, if the Company has taxable income, it pays its share of the consolidated federal income tax liability to its parent. However, if the Company incurs a tax loss, the tax benefit is recovered by decreasing subsequent year’s federal income tax payments to its parent.
Certain Bermuda subsidiaries of the Company are parties to a Bermuda tax sharing agreement with BWS Holdings Ltd., a direct subsidiary of Brookfield Wealth Solutions Ltd., the Company’s ultimate parent entity. Under this agreement, BWS Holdings Ltd. reimburses the Company’s Bermuda subsidiaries to the extent that BWS Holdings Ltd. or other Bermuda tax-resident affiliates utilize the Bermuda corporate income tax attributes of the Company’s Bermuda subsidiaries.
The Company evaluates its deferred tax assets based on, among other factors, historical operating results, expectation of future profitability, and the duration of the applicable statutory carryforward periods. As of December 31, 2025, the Company reported a valuation allowance of $23 million related to net operating loss and foreign tax credit carryforwards. Based on our evaluation, as of December 31, 2025, the Company determined that its remaining deferred tax assets would be realized within the applicable statutory carryforward period and that no additional valuation allowance was required.
Refer to Note 23 - Accumulated Other Comprehensive Income for deferred income tax recovery (expense) recognized in other comprehensive income.
As of December 31, 2025, the Company had net operating loss carryforwards of $4.2 billion and capital loss carryforwards of $75 million. Net operating loss carryforwards can be carried forward indefinitely. Capital loss carryforwards will begin to expire in 2029. In addition, the Company had foreign tax credits of $20 million and general business credit carryforwards of $22 million. Foreign tax credits expire in 2030. General business credit carryforwards expire in 2045.
As of December 31, 2025, there were no material income tax contingencies requiring recognition in our consolidated financial statements. Our tax returns are subject to audit by various federal, state and local tax authorities. The Company's income tax returns are subject to examination by the IRS and state tax authorities, generally for three years after they are due or filed, whichever is later. Federal income tax returns for tax years 2022 to 2024 are open to examination by the IRS.
Under the Inflation Reduction Act of 2022, a 15% corporate alternative minimum tax (“CAMT”) is imposed on the adjusted financial statement income of certain large corporations, effective for taxable years beginning after December 31, 2022. The impact of the CAMT, if any, will vary from year to year, based on the relationship between our adjusted financial statement income and our taxable income and if incurred, is creditable against future CAMT liabilities. As of December 31, 2025, the Company is not expected to be subject to the CAMT and as such, had no impact to our Consolidated Statements of Operations.
Bermuda Corporate Income Tax Regime
In December 2023, the Government of Bermuda enacted a corporate income tax (“CIT”) regime, designed to align with the Organization for Economic Cooperation and Development’s (“OECD”) global minimum tax rules. The Corporate Income Tax Act 2023 came into operation in its entirety on January 1, 2025. The regime applies a 15% CIT to Bermuda businesses that are part of Multinational Enterprise (“MNE”) groups with annual revenue of €750 million or more. On December 11, 2025, the Government of Bermuda enacted further amendments to the Bermuda Tax Act to align the calculation of the ETA with the Administrative Guidance issued by OECD in January 2025. Under these changes, any deferred tax liability that would otherwise arise solely from the mechanical calculation of the ETA is eliminated by reducing the amount to zero. As a result of these amendments, the Company increased its deferred tax asset by $80 million in 2025. As of December 31, 2025, the Company had a current tax asset of $44 million and a deferred tax asset of $457 million related to this regime.
Other Tax Matters
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes provisions that allow for the immediate expensing of domestic research and development expenses, immediate expensing of certain capital expenditures and other changes to the U.S. taxation of profits derived from foreign operations. The new legislation did not have a material impact to our consolidated financial statements.

22. Stockholders' Equity
Common Stock
As a result of and following the Merger and the Reincorporation, the Company had 10,000 shares of common stock with a par value of $0.01 per share authorized and outstanding, all of which are held by Brookfield Wealth Solutions Ltd. and its affiliates. See Note 1 - Organization and Description of the Company for additional information.
Preferred Stock - Issuance and Redemptions
On January 10, 2025, the Company issued an aggregate of 12,000 shares of 7.375% Fixed-Rate Non-Cumulative Preferred Stock, Series D with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $292 million. The Company used the net proceeds from this offering, together with cash on hand, to redeem in full the Series A preferred shares described below.
As part of the acquisition of American Equity, the Company assumed the issuance of 16,000 shares of 5.95% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series A ("Series A") with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $389 million. On February 24, 2025, the Company redeemed all of the 16,000 outstanding shares of Series A and the corresponding 16,000,000 depositary shares, each representing a 1/1,000th interest in one share of Series A with a total redemption payment of $408 million. As part of the redemption, the Company recognized a loss of $11 million.
As part of the acquisition of American Equity, the Company assumed the issuance of 12,000 shares of 6.625% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series B ("Series B") with a $1.00 par value per share and a liquidation preference of $25,000 per share, for aggregate net proceeds of $290 million. On October 6, 2025, the Company redeemed all of the 12,000 outstanding shares of Series B and the corresponding 12,000,000 depositary shares, each representing a 1/1,000th interest in one share of Series B with a total redemption payment of $303 million. The Company funded the redemption with the net proceeds from the issuance of the 2055 Notes (see Note 21 - Long Term Borrowings).
Preferred Stock - Dividends
Dividends on the Series D preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the 15th day of January, April, July and October of each year, commencing on April 15, 2025. The Series D preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions. During the year ended December 31, 2025, we paid dividends totaling $18 million and during the fourth quarter of 2025, we accrued for dividends totaling $5 million for the Series D preferred stock, respectively.
For the years ended December 31, 2025 and 2024, we paid dividends totaling $8 million and $18 million for Series A preferred stock, respectively.
For the years ended December 31, 2025 and 2024, we paid dividends totaling $18 million and $15 million for Series B preferred stock, respectively.
No dividends were recognized prior to 2024 as the preferred stock was acquired during the acquisition of American Equity during 2024.
Distribution to Parent
On October 1, 2025 the Company distributed its property and casualty subsidiaries, including American National Property And Casualty Company, United Farm Family Insurance Company and Farm Family Casualty Insurance Company and their respective wholly-owned subsidiaries (collectively, the “P&C Subsidiaries”) to Brookfield Wealth Solutions, in facilitation of the transfer of the P&C Subsidiaries to Clearbrook. The impact to stockholders’ equity as a result of this transaction was a decrease of $1.7 billion. For further discussion, see Note 28 - Discontinued Operations.
Contribution from Parent
On October 27, 2025, the Company received a capital contribution of $400 million from Brookfield Wealth Solutions. This capital contribution along with additional funds were used to repay a portion of the Term Loan Credit Facility. See Note 20 - Long Term Borrowings for additional information.

23. Accumulated Other Comprehensive Income
The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below:

	Change in Net Unrealized Investment Gains (Losses)	Change in Discount Rate for Future Policy Benefits	Change in Instrument- Specific Credit Risk for Market Risk Benefits	Defined Benefit Pension Plan Adjustment	Total
	(Dollars in millions)
Balance as of December 31, 2022	$(723)	$253	$21	$1	$(448)
Other comprehensive income (loss) before reclassifications	461	(188)	(25)	—	248
Amounts reclassified to (from) AOCI	75	—	—	107	182
Deferred income tax benefit (expense)	(113)	40	5	(23)	(91)
Balance as of December 31, 2023	(300)	105	1	85	(109)
Other comprehensive income (loss) before reclassifications	574	221	(249)	23	569
Amounts reclassified to (from) AOCI	13	—	—	—	13
Deferred income tax benefit (expense)	(133)	(47)	52	(5)	(133)
Balance as of December 31, 2024	154	279	(196)	103	340
Other comprehensive income (loss) before reclassifications	871	(152)	230	(38)	911
Amounts reclassified to (from) AOCI	42	—	—	—	42
Deferred income tax benefit (expense)	(201)	32	(49)	8	(210)
Disposition of P&C Subsidiaries	14	—	—	(3)	11
Balance at December 31, 2025	$880	$159	$(15)	$70	$1,094
24. Statutory Financial Information and Dividend Restrictions
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
U.S. Statutory Requirements
The Company’s U.S. insurance subsidiaries prepare financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of each subsidiary's state of domicile, which include certain components of the NAIC Statutory Accounting Principles ("SAP"). NAIC SAP is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting practices continue to be established by individual state laws and permitted practices. Modifications by the various state insurance departments may impact the statutory capital and surplus of our insurance subsidiaries.
Statutory accounting differs from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefits liabilities using different actuarial assumptions, and valuing securities on a different basis. In addition, certain assets are not admitted under statutory accounting principles and are charged directly to surplus.
Our U.S. insurance subsidiaries are subject to certain Risk Based Capital (“RBC”) requirements as defined by the NAIC. RBC requirements require a certain amount of capital and surplus to be maintained based upon various risk factors of the insurance company. Our insurance subsidiaries met the minimum regulatory requirements.
Bermuda Statutory Requirements
The Company’s Bermuda-domiciled insurance subsidiary, Freestone Re Ltd., is licensed by the Bermuda Monetary Authority (“BMA”). AEL Re Bermuda was a licensed Bermuda-domiciled insurance subsidiary until its deregistration, effective December 31, 2024, following the recapture of the North End Re reinsurance treaty. Freestone prepares statutory financial statements that are generally equivalent to GAAP financial statements, with the exception of prudential filters, which include adjustments to eliminate assets non-admissible for solvency purposes, and permitted practices granted by the BMA.
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

Statutory Financial Information
The statutory capital and surplus and statutory net income (loss) of our primary insurance entities in accordance with statutory accounting practices are shown below:

	December 31,
	2025	2024
	(Dollars in millions)
Statutory capital and surplus:
American Equity Investment Life Insurance Company (1)	$2,761	$3,214
American National’s U.S. life insurance entities (2)	2,809	2,652
Freestone Re Ltd.	2,634	1,345

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Statutory net income (loss):
American Equity Investment Life Insurance Company (3)	$12	$(747)	$—
American National’s U.S. life insurance entities (2)	71	(185)	(355)
Freestone Re Ltd.	1,069	625	150
(1)American Equity Investment Life Insurance Company’s statutory capital and surplus incorporates its investment in other insurance company subsidiaries including Eagle Life Insurance Company, American Equity Investment Life Insurance Company of New York, AEL Re Vermont, and AEL Re Vermont II.
(2)American National’s U.S. life insurance entities include American National Insurance Company, American National Life Insurance Company of New York, Garden State Life Insurance Company, and American National Life Insurance Company of Texas.
(3)American Equity Investment Life Insurance Company’s statutory net income (loss) for the year ended December 31, 2023 is not provided as the Company acquired AEL on May 2, 2024. Statutory net income (loss) for the year ended December 31, 2024 presented above represent earnings reported to its regulator and are inclusive of earnings prior to the Company’s acquisition of AEL.
Prescribed and Permitted Statutory Accounting Practices
American Equity Investment Life Insurance Company (“AEILIC”) is domiciled in the State of Iowa and is regulated by the Iowa Insurance Division (“IID”). AEILIC uses certain statutory accounting practices prescribed by the IID. AEILIC uses a prescribed practice which allows for call option derivatives instruments hedging the interest credited on fixed indexed annuities to be recorded at amortized cost and the related fixed index annuity reserve to be valued using an assumption that the market value of the call options associated with the current index crediting term is zero. The use of this prescribed practice resulted in lower statutory capital and surplus of $140 million as of December 31, 2025. AEILIC also uses a prescribed practice which defines the mortality table allowed for determining the minimum standard of valuation of reserve liabilities for annuities. The use of this prescribed practice resulted in higher statutory capital and surplus of $48 million as of December 31, 2025. The statutory capital and surplus of AEILIC would have remained above the authorized control level RBC had it not used these prescribed practices.
AEILIC cedes certain lifetime income benefit rider payments in excess of PAB to three captive insurers in Vermont, AEL Re Vermont, AEL Re Vermont II and AEL Re Vermont III. The Vermont subsidiaries have been granted permitted practices from the Vermont Department to recognize, as an admitted asset, an excess of loss reinsurance agreement with a third-party which reinsures the lifetime income benefit rider payments in excess of policyholder fund values upon exhaustion of a funds withheld account balance. The permitted practice increased the statutory capital of these Vermont subsidiaries by $6.5 billion at December 31, 2025. Without such permitted practices, the risk based capital at the Vermont entities would fall below the minimum regulatory requirements.
Effective September 30, 2025, ANICO entered into an excess of loss reinsurance agreement (“the ANICO XOL treaty”) with Hannover Life Reassurance Company of America (Bermuda) Ltd., a third-party reinsurance group to reinsure aggregate claims incurred during the agreement term associated with a closed block of life insurance policies exceeding an attachment point as defined in the agreement. ANICO is permitted, by the Texas Department of Insurance, to carry the ANICO XOL treaty as an admitted asset which increased the statutory capital and surplus of ANICO by $370 million at December 31, 2025. The statutory capital and surplus of ANICO would have remained above authorized control level RBC had it not used the permitted practice.

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
The following are dividend restrictions applicable to the Company’s primary U.S. insurance subsidiaries:
•AEILIC is permitted without prior approval of the Iowa Insurance Division to pay total dividends of up to $276 million during 2026; and
•ANICO is permitted without prior approval of the Texas Department of Insurance to pay total dividends of up to $242 million during 2026.
Bermuda insurance entities – Under the Bermuda Insurance Act, Bermuda insurance entities are generally prohibited from declaring or paying, in any financial year, dividends of more than 25% of its prior financial year’s total statutory capital and surplus unless it files with the BMA an affidavit signed by at least two directors and the principal representative in Bermuda stating that it will continue to meet its relevant margins. The maximum amount available for payment of dividends without prior regulatory approval during 2026 is $659 million for Freestone Re Ltd.
25. Related Party Transactions
The Company has entered into recurring transactions and agreements with certain related parties. The impact on the Consolidated Financial Statements of significant related party transactions is discussed below.
Investment Management
For the years ended December 31, 2025, 2024, and 2023, the Company paid investment management fees pursuant to investment management agreements with an affiliate of BAM of $220 million, $112 million, and $43 million, respectively. The Company had $57 million and $44 million of investment management fees payable to an affiliate of BAM as of December 31, 2025 and 2024, respectively, which are included in “Due to related parties” on the Consolidated Statements of Financial Position.
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
Other Related Party Transactions
As of December 31, 2025 and 2024, we held investments in related parties of $9.6 billion and $7.1 billion, respectively, not including equity method investments. See Note 8 - Variable Interest Entities and Equity Method Investments for details on our equity method investments. Our investments in related parties as of December 31, 2025 include approximately $4.2 billion of private loans with subsidiaries of Brookfield Corporation. The Company’s investments in related parties are net of maturities, prepayments and sales that occurred during the year and reflect any other changes in carrying values during the year, such as fair value changes for investments carried at fair value.
Our investment transactions with related parties for the year ended December 31, 2025 include approximately $322 million of financing provided to a subsidiary of Brookfield Renewable Partners L.P. Investment transactions with related parties are accounted for in the same manner as those with unrelated parties in the financial statements except for certain transactions with counterparties under common control.

Subsidiaries of the Company had demand deposit agreements with Brookfield Treasury Management Inc. (“BTMI”), a subsidiary of Brookfield Corporation and BAMR US Holdings LLC (“BAMR”), an indirect wholly-owned subsidiary of Brookfield Wealth Solutions. As of December 31, 2025 and 2024, the balance under the BTMI agreement was $265 million and $254 million, respectively. The balance outstanding under the agreement with BAMR at December 31, 2025 and 2024 was $532 million and $464 million, respectively. These amounts are included in “Cash and cash equivalents” in the Company's Consolidated Statements of Financial Position. For the years ended December 31, 2025, 2024, and 2023, the Company earned interest income from these agreements of $32 million, $43 million, and $33 million, respectively.
26. Segment Reporting
Management organizes the business into two reporting segments:
–Annuities - consists of fixed, fixed index, and variable annuity products, as well as PRT contracts and funding agreements. Products are primarily sold through independent agents, brokers, and financial institutions, along with multiple-line and career agents.
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
Prior to October 1, 2025, the Company was organized into three segments, annuities, life insurance, and property and casualty. As discussed in Note 28 - Discontinued Operations, the Company completed the transfer of the P&C Subsidiaries on October 1, 2025. The transfer represented a strategic shift for ANGI and accordingly, the property and casualty segment is no longer a segment. The prior period disclosures below have been recast to present segment information on a comparative basis.
These segments are regularly reviewed by the Company’s chief operating decision maker (“CODM”) for the purpose of allocating resources to the segment and to assess its performance. The Company’s CODM has been identified as the Brookfield Wealth Solutions Chief Executive Officer and the Brookfield Wealth Solutions Chief Financial Officer.
The key measure used by the CODM in assessing performance and in making resource allocation decisions is Distributable Operating Earnings (“DOE”). DOE provides the CODM with insights on capital allocation and investment strategies, as well as product mix and pricing of insurance products offered by the Annuities and Life Insurance segments.
DOE is calculated as net income after applicable taxes excluding the impact of depreciation and amortization, deferred income taxes related to basis and other changes, and breakage and transaction costs, as well as certain investment and insurance reserve gains and losses, including gains and losses related to asset and liability matching strategies, non-operating adjustments related to changes in cash flow assumptions for future policy benefits, change in the fair value of embedded derivatives, and change in market risk benefits, and is inclusive of returns on equity invested in certain variable interest entities and the Company’s share of adjusted earnings from investments in certain associates. DOE allows the CODM to evaluate the Company’s segments on the basis of return on invested capital generated by its operations and allows the Company to evaluate the performance of its segments.

The tables below provide each segment’s results in the format that the CODM reviews its reporting segments to make decisions and assess performance.

	Year Ended December 31, 2025
	Annuities	Life Insurance	Total
	(Dollars in millions)
Net premiums and other policy related revenues	$2,091	$396
Net investment income, including reinsurance funds withheld	5,107	207
Segment revenues (1)(2)	7,198	603	$7,801
Policyholder benefits, net	1,787	340
Interest sensitive contract benefits, excluding index credits	2,011	6
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	915	38
Other insurance and reinsurance expenses (3)	407	—
Operating expenses, excluding transactions costs	481	66
Segment DOE	$1,597	$153	1,750
Corporate and other DOE			(400)
Depreciation and amortization expenses			(170)
Deferred income tax recovery (expense) relating to basis and other changes			343
Transaction costs			(54)
Mark-to-market gains (losses) on investments, including reinsurance funds withheld			(459)
Mark-to-market gains (losses) on insurance contracts and other net assets			(667)
Income from continuing operations (4)			$343

	Year Ended December 31, 2024
	Annuities	Life Insurance	Total
	(Dollars in millions)
Net premiums and other policy related revenues	$3,681	$657
Net investment income, including reinsurance funds withheld	3,139	362
Segment revenues (1)(2)	6,820	1,019	$7,839
Policyholder benefits, net	3,559	493
Interest sensitive contract benefits, excluding index credits	1,208	53
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	486	48
Other insurance and reinsurance expenses (3)	157	—
Operating expenses, excluding transactions costs	265	219
Income tax expense (recovery), net	72	12
Segment DOE	$1,073	$194	1,267
Corporate and other DOE			(172)
Depreciation and amortization expenses			(76)
Deferred income tax recovery (expense) relating to basis and other changes			366
Transaction costs			(189)
Mark-to-market gains (losses) on investments, including reinsurance funds withheld			(444)
Mark-to-market gains (losses) on insurance contracts and other net assets			(167)
Income from continuing operations (4)			$585

	Year Ended December 31, 2023
	Annuities	Life Insurance	Total
	(Dollars in millions)
Net premiums and other policy related revenues	$1,052	$876
Net investment income, including reinsurance funds withheld	983	281
Segment revenues (1)(2)	2,035	1,157	$3,192
Policyholder benefits, net	1,118	622
Interest sensitive contract benefits, excluding index credits	455	66
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	20	44
Other insurance and reinsurance expenses (3)	(30)	—
Operating expenses, excluding transactions costs	80	222
Income tax expense (recovery), net	(8)	5
Segment DOE	$400	$198	598
Corporate and other DOE			2
Depreciation and amortization expenses			(19)
Deferred income tax recovery (expense) relating to basis and other changes			(50)
Transaction costs			(12)
Mark-to-market gains (losses) on investments, including reinsurance funds withheld			(139)
Mark-to-market gains (losses) on insurance contracts and other net assets			24
Income from continuing operations (4)			$404
(1)For the years ended December 31, 2025, 2024 and 2023 there were no material intersegment revenues.
(2)Our consolidated revenues in the Consolidated Statements of Operations principally represent the sum of “Segment revenues” and “Mark-to-market gains (losses) on investments, including reinsurance funds withheld” in the tables above.
(3)“Other insurance and reinsurance expenses” primarily represent “Change in fair value of market risk benefits” excluding the effect of changes in market risks (e.g., interest rates, equity markets and equity index volatility), net of reinsurance. See Note 19 - Market Risk Benefits for the details of market risk benefits.
(4)Income from continuing operations is net income attributable to American National Group Inc. common stockholder less income (loss) from discontinuing operations, net of tax.
The Company’s Annuities segment offers annuity-based products to individuals and institutions. Total premium revenues recorded within Annuities segment for the years ended December 31, 2025, 2024 and 2023 were primarily from PRT transactions with institutions in the United States and United Kingdom. Premiums received from retail annuities are generally recorded as deposits and are not included in net premiums.
The Company’s Life Insurance business is principally provided by American National. Total premium revenues recorded within this segment for the years ended December 31, 2025, 2024 and 2023 were primarily from transactions with U.S. retail customers.
In addition to DOE, the CODM also monitors the assets, including investments accounted for using the equity method, liabilities and equity attributable to each segment.

	Annuities	Life Insurance	Total (1)
	(Dollars in millions)
As of December 31, 2025
Assets	$118,834	$8,872	$127,706
Liabilities	108,829	8,016	116,845
Equity	10,005	856	10,861

As of December 31, 2024
Assets	$107,208	$9,232	$116,440
Liabilities	98,851	6,396	105,247
Equity	8,357	2,836	11,193
(1)Table excludes amounts related to Corporate and other which is not a reportable segment for ANGI.

A subsidiary of American National held $1.4 billion and $1.3 billion of assets pledged under a coinsurance reinsurance agreement with a customer domiciled in the United Kingdom as of December 31, 2025 and 2024, respectively. There were no other material assets held in jurisdictions outside of the United States as of December 31, 2025 and 2024.
A subsidiary of American National generated $1.3 billion of revenue from a transaction with a customer domiciled in the United Kingdom during the year ended December 31, 2024. See Note 12 - Reinsurance for the details. Other than that transaction, there was no material revenue generated in jurisdictions outside of the United States for the years ended December 31, 2025, 2024 and 2023.
27. Financial Commitments and Contingencies
Commitments
As of December 31, 2025, the Company and its subsidiaries, in aggregate, had outstanding unfunded commitments to purchase, expand or improve real estate and to fund mortgage loans, private loans and investment funds of $4.9 billion.
The Company’s subsidiaries lease office space, technological equipment and automobiles. The remaining long-term lease commitments as of December 31, 2025 were approximately $109 million and are included in the Company’s Consolidated Statements of Financial Position within “Other liabilities”.
Federal Home Loan Bank Agreements
Certain of the Company’s subsidiaries have access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of December 31, 2025, certain municipal bonds and collateralized mortgage obligations with a fair value of approximately $793 million and commercial mortgage loans of approximately $1.1 billion were on deposit with the FHLB as collateral for borrowing. As of December 31, 2025, the collateral provided borrowing capacity of approximately $1.5 billion. The deposited securities and commercial mortgage loans are included in the Consolidated Statements of Financial Position within “Available-for-sale fixed maturity securities” and “Mortgage loans on real estate”, respectively.
Funding Agreements
Starting in 2025, we have a funding agreement-backed note (“FABN”) program under which a subsidiary of the Company (a statutory trust that is not consolidated or affiliated with us) issues its senior secured medium-term notes. The FABN notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors for the purposes of generating a spread-based return. As of December 31, 2025, we had $1.5 billion outstanding under the FABN program. The maximum aggregate principal amount permitted to be outstanding at any one time is $4.0 billion. In addition, we had $0.8 billion outstanding under other funding agreements at December 31, 2025.
Litigation
Certain of the Company’s subsidiaries are defendants in various lawsuits concerning alleged breaches of contracts, various employment matters, allegedly deceptive insurance sales and marketing practices, and miscellaneous other causes of action arising in the ordinary course of operations. Certain lawsuits include claims for compensatory and punitive damages. The Company provide accruals for these items to the extent it deems the losses probable and reasonably estimable. After reviewing these matters with legal counsel, based upon information presently available, management is of the opinion that the ultimate resultant liability, if any, would not have a material adverse effect on the statements of financial position, liquidity or results of operations; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future.
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

28. Discontinued Operations
As discussed in Note 1 - Organization and Description of the Company, the Company completed the transfer of the P&C Subsidiaries on October 1, 2025. The results of the P&C Subsidiaries have been presented as discontinued operations as the transfer represented a strategic shift for ANGI. The transfer of the P&C Subsidiaries resulted in the removal of the P&C segment which is further discussed in Note 26 - Segment Reporting.

The following table summarizes the carrying values of major categories of assets and liabilities classified as held for disposal related to the distribution in the accompanying Consolidated Statements of Financial Position for the year ended December 31, 2024.

December 31,
2024
(Dollars in millions)
Assets
Investments	$2,794
Cash and cash equivalents	463
Accrued investment income	25
Deferred policy acquisition costs, deferred sales inducements and value of business acquired	127
Premiums due and other receivables	424
Ceded unearned premiums	147
Deferred tax asset	34
Reinsurance recoverables and deposit assets	193
Property and equipment (net of accumulated depreciation of $26)	21
Intangible assets (net of accumulated amortization of $0)	19
Goodwill	35
Other assets	126
Total assets related to discontinued operations	$4,408

Liabilities
Policy and contract claims	$1,471
Unearned premium reserve	1,016
Due to related parties	3
Other policyholder funds	7
Other liabilities	248
Total liabilities related to discontinued operations	$2,745
The following table summarizes the major components of net income (loss) from discontinued operations, net of tax related to the distribution, for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Net premiums	$1,189	$1,840	$1,852
Net investment income	88	147	148
Investment related gains (losses)	112	(13)	1
Other income	6	10	9
Total revenues	1,395	1,984	2,010

Policyholder benefits and claims incurred	861	1,313	1,434
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	243	352	413
Operating expenses	137	179	171
Total benefits and expenses	1,241	1,844	2,018

Net income (loss) before income taxes from discontinued operations	154	140	(8)
Income tax expense	28	29	4
Net income (loss) from discontinued operations	$126	$111	$(12)

29. Subsequent Events
The Company evaluated all events and transactions through March 30, 2026, the date the accompanying consolidated financial statements were issued.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
Schedule I - Summary of Investments, Other Than Investments in Related Parties
December 31, 2025
The financial information required under Schedule I is included within the Company’s Consolidated Statements of Financial Position and Note 3 - Available-For-Sale Fixed Maturity Securities, Note 4 - Equity Securities, Note 5 - Mortgage Loans on Real Estate, Note 6 - Private Loans, Note 7 - Real Estate and Real Estate Partnerships, Note 11 - Fair Value of Financial Instruments, and Note 25 - Related Party Transactions within the Notes to the consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
Schedule II - Condensed Financial Information of Registrant

Condensed Statements of Financial Position (Parent Company Only)

	December 31,
	2025	2024
	(Dollars in millions)
Assets
Available-for-sale fixed maturity securities	$254	$—
Equity securities	241	657
Short-term investments	163	—
Cash and cash equivalents	553	315
Investments in subsidiaries	12,380	13,184
Due from related party	101	1,848
Other assets	245	142
Total assets	$13,937	$16,146

Liabilities
Long-term debt	$2,951	$2,957
Accounts payable and accrued liabilities	29	12
Due to related party	1,330	3,180
Other liabilities	78	47
Total liabilities	4,388	6,196

Equity
Preferred stock, Series A	—	389
Preferred stock, Series B	—	296
Preferred stock, Series D	292	—
Additional paid-in capital	6,690	8,103
Accumulated other comprehensive income (loss), net of taxes	(166)	(118)
Retained earnings	2,733	1,280
Total equity	9,549	9,950
Total liabilities and equity	$13,937	$16,146

Condensed Statements of Comprehensive Income (Parent Company Only)

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Net investment income	$115	$253	$23
Net gains (losses) on equity securities	51	(44)	1
Operating expenses	(9)	(136)	(114)
Interest expense	(304)	(240)	—
Income tax benefit	73	64	25
Income from subsidiaries, net of tax	607	832	457
Net income attributable to American National Group Inc. stockholders	533	729	392
Less: Preferred stock dividends	64	33	—
Net income attributable to American National Group Inc. common stockholder	$469	$696	$392

Net income attributable to American National Group Inc. stockholders	$533	$729	$392
Other comprehensive income from subsidiaries	743	443	339
Total comprehensive income attributable to American National Group Inc. stockholders	$1,276	$1,172	$731
The accompanying notes are an integral part of the combined financial information.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
Schedule II - Condensed Financial Information of Registrant

Condensed Statements of Cash Flows (Parent Company Only)

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Operating activities:
Net income	$533	$729	$392
Adjustments to reconcile net income to net cash provided by operating activities
Net gains (losses) on equity securities	(51)	1	(1)
Deferred federal income tax expense (benefit)	(6)	270	(11)
Equity in earnings of subsidiaries	(607)	(832)	(457)
Dividends from subsidiaries	812	257	557
Changes in:
Changes in working capital	(65)	23	—
Current tax receivable/payable	(1)	(323)	—
Other, net	(158)	(34)	2
Net cash provided by operating activities	457	91	482

Investing activities:
Investments in subsidiaries	(150)	(1,871)	(78)
Change in short-term investments	1	—	15
Net cash used in investing activities	(149)	(1,871)	(63)

Financing activities:
Issuance of preferred equity	292	—	—
Redemption of preferred equity	(685)	—	—
Capital contributions from common stockholder	400	—	—
Borrowings from related parties	—	1,300	—
Borrowings from external parties	1,200	2,500	—
Repayment of borrowings to external parties	(1,200)	(1,900)	—
Debt issuance costs	(13)	(4)	—
Dividends paid to stockholders	(64)	(105)	(750)
Net cash provided by (used in) financing activities	(70)	1,791	(750)

Cash and cash equivalents
Cash and cash equivalents, beginning of period	315	304	635
Net change during the period	238	11	(331)
Cash and cash equivalents, end of period	$553	$315	$304

Supplemental cash flow information
Equity contribution and invested assets received	$30	$—	$2,130
Investment in subsidiaries contribution	(30)	—	(1,231)
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
All operating activities of the Parent Company are conducted by its operating subsidiaries. The Parent Company is a holding company that does not conduct any substantive business operations and does not have any assets other than available-for-sale fixed maturity securities, equity securities, short-term investments, cash and cash equivalents, investments in its subsidiaries, due from related party, and other assets. The operating subsidiaries are regulated insurance companies and therefore have restrictions on the ability to pay dividends, loan funds and make other upstream distributions to the Parent Company without prior approval by local regulators.
For the purposes of these condensed financial statements, the Parent Company’s wholly-owned subsidiaries are presented under the equity method of accounting. Under this method, the assets and liabilities of subsidiaries are not consolidated. The investments in subsidiaries are recorded on the condensed statements of financial position. The earnings of its subsidiaries are reported on a net basis as income (loss) of equity method investments on the condensed statements of comprehensive income (loss).
During the years ended December 31, 2025, 2024 and 2023, the Parent Company received dividends from subsidiaries of $842 million, $257 million, and $557 million respectively. See Note 24 - Statutory Financial Information and Dividend Restrictions to the consolidated financial statements for additional information on subsidiary dividend restrictions.
2. Commitments and Contingencies
See Note 20 - Long Term Borrowings to our audited consolidated financial statements in this Form 10-K for a description of the Parent Company's notes payable and subordinated debentures payable to subsidiary trusts.
The Parent Company had no other material commitments or contingencies during the reported periods.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
Schedule III—Supplementary Insurance Information

	DAC, DSI and VOBA	FPB, PAB, policy and contract claims, deposit liabilities and MRB (1)	Unearned premiums	Other policy claims and benefits payable (2)	Premium revenue (5)	Net investment income	Policyholder benefits and claims incurred, interest sensitive contract benefits and change in fair value of MRB (3)	Amortization of DAC, DSI and VOBA	Other operating expenses	Net premiums written
	(Dollars in millions)
Year Ended December 31, 2025
Annuities	$11,075	$102,937	$—	$19	$2,105	$4,619	$4,618	$970	$607	$—
Life Insurance	438	5,963	3	46	302	187	343	38	63	—
Total (4)	$11,513	$108,900	$3	$65	$2,407	$4,806	$4,961	$1,008	$670	$—

Year Ended December 31, 2024
Annuities	$10,133	$90,612	$—	$11	$3,713	$3,092	$5,157	$549	$321	$—
Life Insurance	371	5,688	—	—	623	301	633	38	224	—
Total (4)	$10,504	$96,300	$—	$11	$4,336	$3,393	$5,790	$587	$545	$—

Year Ended December 31, 2023
Annuities	$280	$17,886	$—	$50	$1,283	$872	$1,551	$73	$142	$—
Life Insurance	523	5,885	—	—	800	324	715	39	224	—
Total (4)	$803	$23,771	$—	$50	$2,083	$1,196	$2,266	$112	$366	$—
(1)Represents policyholders’ account balances, future policy benefits, policy and contract claims, and market risk benefits on the Consolidated Statements of Financial Position.
(2)Included in “Other liabilities” on the Consolidated Statements of Financial Position.
(3)Represents interest sensitive contract benefits, future policy and other policy benefits and market risk benefits remeasurement (gains) losses on the Consolidated Statements of Operations.
(4)Excludes amounts attributable to Corporate and Other which is not a reportable segment for ANGI.
(5)Represents net premiums and other policy revenue on the Consolidated Statements of Operations.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
Schedule IV—Reinsurance

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percent of Amount Assumed to Net
	(Dollars in millions)
December 31, 2025
Life insurance in force	$127,280	$105,267	$67	$22,080	0.3%
Premiums earned:
Life & Annuity	$1,775	$235	$161	$1,701	9.5%
Health	50	35	—	15	—%
	$1,825	$270	$161	$1,716	9.4%

December 31, 2024
Life insurance in force	$135,195	$109,782	$83	$25,496	0.3%
Premiums earned:
Life & Annuity	$2,475	$106	$1,291	$3,660	35.3%
Health	89	247	177	19	931.6%
	$2,564	$353	$1,468	$3,679	39.9%

December 31, 2023
Life insurance in force	$139,899	$20,020	$120	$119,999	0.1%
Premiums earned:
Life & Annuity	$1,534	$134	$196	$1,596	12.3%
Health	163	510	420	73	575.3%
	$1,697	$644	$616	$1,669	36.9%
See accompanying Report of Independent Registered Public Accounting Firm.