Form 10-Q
period 2026-03-31
American National Group Inc.
filed 2026-05-14
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 13, 2026, 10,000 shares of our common shares were outstanding, all of which are held by Brookfield Wealth Solutions Ltd. and its affiliates.
American National Group Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) for Form 10-Q and therefore is filing this Form 10-Q in the reduced disclosure format.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except share and per share data)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Investments:
Available-for-sale fixed maturity securities, at fair value (net of allowance for credit losses of $4 and $3, respectively; amortized cost of $60,901 and $56,854, respectively)	$61,180	$57,992
Equity securities, at fair value	1,128	1,179
Mortgage loans on real estate, at amortized cost (net of allowance for credit losses of $97 and $100, respectively)	10,920	11,113
Private loans, at amortized cost (net of allowance for credit loss of $147 and $149, respectively)	8,405	8,926
Real estate and real estate partnerships (net of accumulated depreciation of $212 and $228, respectively)	5,786	5,800
Investment funds	3,539	3,187
Policy loans	243	234
Short-term investments, at estimated fair value	683	600
Other invested assets	1,676	1,485
Total investments	93,560	90,516

Cash and cash equivalents	8,934	11,660
Accrued investment income	805	799
Deferred policy acquisition costs, deferred sales inducements and value of business acquired	11,615	11,513
Deferred tax asset	446	460
Reinsurance recoverables and deposit assets	9,092	9,255
Property and equipment (net of accumulated depreciation of $361 and $352, respectively)	157	161
Intangible assets (net of accumulated amortization of $173 and $154, respectively)	1,483	1,501
Goodwill	748	748
Other assets	2,786	2,822
Separate account assets	780	822
Total assets	$130,406	$130,257

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except share and per share data)

(Unaudited)

	March 31, 2026	December 31, 2025
Liabilities
Future policy benefits	$10,784	$10,962
Policyholders’ account balances	94,081	92,992
Policy and contract claims	328	410
Market risk benefits	4,501	4,536
Due to related parties	109	103
Other policyholder funds	351	353
Notes payable	206	205
Long term borrowings	2,954	2,951
Funds withheld for reinsurance liabilities	2,969	3,088
Other liabilities	3,947	4,166
Separate account liabilities	780	822
Total liabilities	121,010	120,588

Commitments and Contingencies (Note 25)

Equity
Preferred stock, Series D; par value $1 per share; $25,000 per share liquidation preference; 12,000 shares authorized; issued and outstanding: 2026 - 12,000 shares 2025 - 12,000 shares	292	292
Additional paid-in capital	6,467	6,404
Accumulated other comprehensive income, net of taxes	711	1,094
Retained earnings	1,756	1,759
Non-controlling interests	170	120
Total equity	9,396	9,669
Total liabilities and equity	$130,406	$130,257

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Net premiums	$145	$458
Other policy revenue	162	149
Net investment income	1,289	1,251
Investment related gains (losses)	(30)	3
Other income	34	28
Total revenues	1,600	1,889

Policyholder benefits and claims incurred	231	602
Interest sensitive contract benefits	545	512
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	272	238
Change in fair value of insurance-related derivatives and embedded derivatives	138	199
Change in fair value of market risk benefits	139	361
Operating expenses	206	224
Interest expense	49	44
Total benefits and expenses	1,580	2,180
Net income (loss) before income taxes	20	(291)
Income tax expense (benefit)	17	(62)
Income (loss) from continuing operations	3	(229)
Income from discontinuing operations, net of tax	—	26
Net income (loss)	3	(203)
Less: Net income from continuing operations attributable to noncontrolling interests, net of tax	4	3
Net loss attributable to American National Group Inc. stockholders	(1)	(206)
Less: Preferred stock dividends and redemption	6	30
Net loss attributable to American National Group Inc. common stockholder	$(7)	$(236)
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$3	$(203)
Other comprehensive income (loss), net of tax:
Change in net unrealized investment gains	(667)	307
Change in discount rate for future policy benefits	144	(23)
Change in instrument-specific credit risk for market risk benefits	143	49
Defined benefit pension plan adjustment	(3)	(3)
Total other comprehensive income (loss)	(383)	330
Comprehensive income (loss)	(380)	127
Less: Comprehensive income attributable to noncontrolling interests	4	3
Comprehensive income (loss) attributable to American National Group Inc. stockholders	$(384)	$124
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
(Unaudited)

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
For the three months ended March 31, 2026
Balance at December 31, 2025	$292	$6,404	$1,094	$1,759	$120	$9,669
Net income (loss) for period	—	—	—	(1)	4	3
Other comprehensive loss	—	—	(383)	—	—	(383)
Contributions from (distributions to) shareholders, net of tax	—	44	—	—	—	44
Consolidations (deconsolidations) of noncontrolling interests	—	—	—	—	52	52
Contributions from (distributions to) noncontrolling interests	—	—	—	—	(6)	(6)
Dividends	—	—	—	(6)	—	(6)
Other	—	19	—	4	—	23
Balance at March 31, 2026	$292	$6,467	$711	$1,756	$170	$9,396

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
For the three months ended March 31, 2025
Balance at December 31, 2024	$685	$7,569	$340	$1,356	$78	$10,028
Net income (loss) for period	—	—	—	(206)	3	(203)
Other comprehensive income	—	—	330	—	—	330
Contributions from (distributions to) noncontrolling interests	—	—	—	—	2	2
Dividends	—	—	—	(19)	—	(19)
Preferred stock issuance	292	—	—	—	—	292
Preferred stock redemption	(389)	—	—	(11)	—	(400)
Other	—	2	—	13	—	15
Balance at March 31, 2025	$588	$7,571	$670	$1,133	$83	$10,045
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Operating activities:
Net income (loss)	$3	$(203)
Less: Net income from discontinued operations	—	(26)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other policy revenue	(162)	(149)
Accretion on investments	(138)	(203)
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	272	238
Deferral of policy acquisition costs	(240)	(254)
Gains on investments and derivatives	434	300
Other losses (gains)	5	(12)
Provisions for credit losses	1	—
Income from real estate partnerships, investment funds and corporations	(72)	(82)
Distributions from real estate partnerships, investment funds and corporations	31	131
Interest credited to policyholders' account balances	545	512
Change in fair value of embedded derivatives	(297)	(134)
Depreciation and amortization	41	51
Deferred income taxes	13	(52)
Changes in operating assets and liabilities:
Insurance-related liabilities	50	653
Funds withheld for reinsurance liabilities	(80)	(84)
Reinsurance recoverables and deposit assets	166	302
Accrued investment income	(6)	(4)
Working capital and other	133	(275)
Cash used by operating activities - discontinued operations	—	(37)
Cash flows provided by operating activities	699	672

Investing activities:
Purchase of investments:
Available-for-sale fixed maturity securities	(4,696)	(2,592)
Equity securities	(1)	—
Mortgage loans on real estate	(337)	(304)
Private loans	(286)	(631)
Investment real estate and real estate partnerships	(118)	(39)
Investment funds	(434)	(161)
Short-term investments	(526)	(7,448)
Other invested assets	(107)	(20)
Proceeds from sales and maturities of investments:
Available-for-sale fixed maturity securities	910	1,208
Equity securities	4	1
Mortgage loans on real estate	542	783
Private loans	685	165
Investment real estate and real estate partnerships	179	36
Investment funds	96	—
Short-term investments	415	3,583
Other invested assets	75	18
Purchases of derivatives	(272)	(213)
Proceeds from sales and maturities of derivatives	293	308

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Purchase of intangibles and property and equipment	(11)	(5)
Change in collateral held for derivatives	(719)	(575)
Other	(6)	66
Cash from investing activities - discontinued operations	—	72
Cash flows used in investing activities	(4,314)	(5,748)

Financing activities:
Issuance of preferred equity	—	292
Redemption of preferred equity	—	(400)
Dividends paid to stockholders	(6)	(19)
Borrowings from related parties	8	195
Repayment of borrowings to related parties	(13)	(14)
Borrowings from external parties	1	—
Borrowings issued to reinsurance entities	—	6
Repayment of borrowings issued to reinsurance entities	—	(6)
Policyholders’ account deposits	3,687	3,514
Policyholders’ account withdrawals	(2,796)	(2,301)
Issuance of equity, noncontrolling interests	6	1
Distributions to noncontrolling interests	2	(3)
Cash flows provided by financing activities	889	1,265

Cash and cash equivalents
Cash and cash equivalents, beginning of period	11,660	11,330
Net change during the period	(2,726)	(3,811)
Cash and cash equivalents, end of period	8,934	7,519
Less: Cash and cash equivalents of discontinued operations	—	496
Cash and cash equivalents, end of period	$8,934	$7,023

Supplementary cash flow disclosure:
Cash taxes paid (net of refunds received)	$(55)	$(38)
Cash interest paid	26	20
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
1. Organization and Description of the Company
American National Group Inc., together with its subsidiaries (collectively, “ANGI”, “we”, “our”, “us”, or the “Company”) is focused on securing the financial futures of individuals and institutions through a range of insurance and retirement services. Our business is presently conducted through our subsidiaries under two operating segments, which we refer to as our Annuities and Life Insurance segments. We conduct our business in 50 states, the District of Columbia, Bermuda, Guam, and Puerto Rico. ANGI is an indirect, wholly-owned subsidiary of Brookfield Wealth Solutions Ltd.
On October 1, 2025, the Company completed the transfer of all of its property and casualty subsidiaries, including American National Property And Casualty Company, United Farm Family Insurance Company and Farm Family Casualty Insurance Company and their wholly-owned subsidiaries (collectively, the “P&C Subsidiaries”) to Argo Group International Holdings, Inc., which was subsequently renamed to Clearbrook Group Holdings Inc. (“Clearbrook”). Clearbrook and the Company are both wholly-owned subsidiaries of Brookfield Wealth Solutions Ltd. Amounts in the financial statements and notes thereto have been retrospectively adjusted and reported as discontinued operations. Refer to Note 26 - Discontinued Operations in the notes to the condensed consolidated financial statements for more information.
2. Summary of Significant Accounting Policies
The unaudited condensed consolidated financial statements and notes thereto, including all prior periods presented, have been prepared under accounting principles generally accepted in the United States of America (“GAAP”). The financial statements are prepared on a going concern basis and have been presented in U.S. dollars (“USD”) rounded to the nearest million unless otherwise indicated. The financial statements should be read in conjunction with the December 31, 2025 audited consolidated financial statements of the Company included in the Form 10-K, filed with the SEC on March 30, 2026. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending December 31, 2026. These financial statements reflect all adjustments (consisting of normal recurring adjustments, including reclassifications) which are, in the opinion of management, necessary for a fair and comparable statement of results for the interim periods presented in accordance with GAAP.
The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Included among the material (or potentially material) reported amounts and disclosures that require the use of estimates are fair value of certain financial assets, future policy benefits (“FPB”), market risk benefits (“MRB”), valuation of embedded derivatives in policyholders’ account balances (“PAB”), and deferred income taxes, including the recoverability of deferred tax assets. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.
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
The consolidation assessment depends on the specific facts and circumstances for each entity and requires judgment. All intra-group transactions, balances, income and expenses are eliminated in full on consolidation. Refer to Note 2 of the Company’s December 31, 2025 audited consolidated financial statements for a further description of the Company’s accounting policies regarding consolidation.
Adoption of New Accounting Pronouncements
In the current period, the Company did not adopt any Accounting Standard Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) that was material in presentation or amount.
Recently Issued Accounting Pronouncements
The Company continues to assess the impacts on the financial statements of the following ASUs issued but not yet adopted as of March 31, 2026. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.

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
3. Available-For-Sale Fixed Maturity Securities
The total amortized cost, fair value, allowance for credit losses, and gross unrealized gains and losses of available-for-sale fixed maturity securities are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(Dollars in millions)
March 31, 2026
U.S. treasury and government	$67	$—	$—	$—	$67
U.S. state and municipal	2,854	84	(24)	(4)	2,910
Foreign governments	3,276	18	(23)	—	3,271
Corporate debt securities	44,201	553	(429)	—	44,325
Residential mortgage-backed securities	922	40	(3)	—	959
Commercial mortgage-backed securities	2,999	77	(35)	—	3,041
Collateralized debt securities	6,582	89	(64)	—	6,607
Total fixed maturity securities	$60,901	$861	$(578)	$(4)	$61,180

December 31, 2025
U.S. treasury and government	$68	$—	$—	$—	$68
U.S. state and municipal	2,866	105	(19)	(3)	2,949
Foreign governments	1,118	51	—	—	1,169
Corporate debt securities	42,310	974	(143)	—	43,141
Residential mortgage-backed securities	966	44	(2)	—	1,008
Commercial mortgage-backed securities	3,051	101	(31)	—	3,121
Collateralized debt securities	6,475	108	(47)	—	6,536
Total fixed maturity securities	$56,854	$1,383	$(242)	$(3)	$57,992

The amortized cost and fair value of available-for-sale fixed maturity securities at March 31, 2026, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential mortgage-backed securities, commercial mortgage-backed securities and collateralized debt securities, which are not due at a single maturity, have been separately presented below.

	Available-For-Sale
	Amortized Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$1,790	$1,786
Due after one year through five years	21,821	21,999
Due after five years through ten years	12,115	12,120
Due after ten years	14,672	14,668
	50,398	50,573
Residential mortgage-backed securities	922	959
Commercial mortgage-backed securities	2,999	3,041
Collateralized debt securities	6,582	6,607
Total	$60,901	$61,180
Proceeds from sales of available-for-sale fixed maturity securities, with the related gross realized gains and losses, are shown below:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Proceeds from sales of available-for-sale fixed maturity securities	$910	$1,208
Gross realized gains	15	1
Gross realized (losses)	(4)	(1)
The Company has pledged bonds in connection with certain agreements and transactions, such as financing and reinsurance agreements. The carrying value of bonds pledged was $10.4 billion and $10.4 billion as of March 31, 2026 and December 31, 2025, respectively.
In accordance with various regulations, the Company has securities on deposit with regulating authorities with a carrying value of $51 million and $52 million as of March 31, 2026 and December 31, 2025, respectively. There are no restrictions on these assets.
As of March 31, 2026 there were no amounts loaned under reverse repurchase agreements. As of December 31, 2025, amounts loaned under reverse repurchase agreements were $400 million and the fair value of the collateral, comprised of equity securities, was $872 million.

The gross unrealized losses and fair value of available-for-sale fixed maturity securities, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position due to market factors are shown below:

	Less than 12 months			12 months or more			Total
	Number of Issues	Gross Unrealized Losses (1)	Fair Value	Number of Issues	Gross Unrealized Losses (1)	Fair Value	Number of Issues	Gross Unrealized Losses (1)	Fair Value
	(Dollars in millions)
March 31, 2026
U.S. treasury and government	5	$—	$5	3	$—	$36	8	$—	$41
U.S. state and municipal	70	(9)	503	28	(15)	169	98	(24)	672
Foreign governments	27	(23)	2,625	2	—	11	29	(23)	2,636
Corporate debt securities	2,311	(333)	17,476	206	(96)	1,425	2,517	(429)	18,901
Residential mortgage-backed securities	32	(1)	99	18	(2)	88	50	(3)	187
Commercial mortgage-backed securities	71	(13)	592	24	(22)	171	95	(35)	763
Collateralized debt securities	139	(25)	1,324	24	(39)	312	163	(64)	1,636
Total	2,655	$(404)	$22,624	305	$(174)	$2,212	2,960	$(578)	$24,836

December 31, 2025
U.S. treasury and government	1	$—	$2	3	$—	$37	4	$—	$39
U.S. state and municipal	43	(5)	345	32	(14)	190	75	(19)	535
Foreign governments	6	—	148	2	—	12	8	—	160
Corporate debt securities	930	(74)	5,737	237	(69)	1,661	1,167	(143)	7,398
Residential mortgage-backed securities	22	—	64	16	(2)	95	38	(2)	159
Commercial mortgage-backed securities	29	(8)	196	29	(23)	290	58	(31)	486
Collateralized debt securities	62	(17)	577	17	(30)	225	79	(47)	802
Total	1,093	$(104)	$7,069	336	$(138)	$2,510	1,429	$(242)	$9,579
(1)Unrealized losses have been reduced to exclude the allowance for credit losses of $4 million and $3 million as of March 31, 2026 and December 31, 2025, respectively.
The unrealized losses at March 31, 2026 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at March 31, 2026. Approximately 97% and 92% of the unrealized losses on fixed maturity securities shown in the above table for March 31, 2026 and December 31, 2025, respectively, are on securities that are rated investment grade, defined as being the highest two National Association of Insurance Commissioners (“NAIC”) designations.
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
Allowance for Credit Losses
Several assumptions and underlying estimates are made in the evaluation of allowance for credit loss. Examples include financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices. Based on this evaluation, unrealized losses on available-for-sale securities where an allowance for credit loss was not recorded were concentrated within the financials sector as of March 31, 2026 and December 31, 2025.

The rollforward of the allowance for credit losses for available-for-sale fixed maturity securities is shown below:

	Three Months Ended March 31, 2026
	U.S. State and Political Subdivisions	Corporate Securities	Residential Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$(3)	$—	$—	$—	$(3)
Changes in previously recorded allowance	(1)	—	—	—	(1)
Balance as of March 31, 2026	$(4)	$—	$—	$—	$(4)

	Three Months Ended March 31, 2025
	U.S. State and Political Subdivisions	Corporate Securities	Residential Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$—	$(24)	$(1)	$—	$(25)
Credit losses recognized on securities for which credit losses were not previously recorded	—	(6)	—	(1)	(7)
Reductions for securities sold during the period	—	16	—	—	16
Changes in previously recorded allowance	—	7	—	—	7
Balance as of March 31, 2025	$—	$(7)	$(1)	$(1)	$(9)
4. Equity Securities
The net gains (losses) on equity securities recognized in “Investment related gains (losses)” on the Condensed Consolidated Statements of Operations are shown below:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Unrealized gains (losses) on equity securities	$(52)	$4
Net gains on equity securities sold	—	2
Net gains (losses) on equity securities	$(52)	$6
Equity securities by market sector distribution are shown below, based on carrying value:

	March 31, 2026	December 31, 2025
Education	23%	21%
Energy and utilities	7%	6%
Finance	5%	49%
Healthcare	4%	4%
Industrials	49%	9%
Information technology	8%	7%
Other	4%	4%
Total	100%	100%

5. Mortgage Loans on Real Estate
The Company disaggregates its mortgage loan investments into two portfolio segments: commercial and residential. Commercial mortgage loans include agricultural mortgage loans. The breakdown of mortgage loans on real estate by portfolio segment is as follows:

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Commercial mortgage loans	$8,549	$8,800
Residential mortgage loans	2,468	2,413
Total	11,017	11,213
Allowance for credit losses	(97)	(100)
Total, net of allowance	$10,920	$11,113
The Company’s commercial mortgage loan portfolio consists of loans collateralized by the related properties and diversified as to property type, location and loan size. The geographic categories come from the U.S. Census Bureau’s “Census Regions and Divisions of the United States”. The commercial mortgage loan portfolio is summarized by geographic region and property type as follows:

	March 31, 2026		December 31, 2025
	Amount	Percentage	Amount	Percentage
	(Dollars in millions)
Geographic distribution
Pacific	$2,235	26%	$2,230	25%
Mountain	1,349	16%	1,400	16%
West North Central	231	3%	232	3%
West South Central	1,204	14%	1,173	13%
East North Central	699	8%	800	9%
East South Central	134	1%	135	2%
Middle Atlantic	588	7%	658	7%
South Atlantic	1,797	21%	1,805	20%
New England	139	2%	140	2%
Other (multi-region, non-US)	173	2%	227	3%
	8,549	100%	8,800	100%
Allowance for credit losses	(79)		(87)
Total, net of allowance	$8,470		$8,713

Property type distribution
Agricultural	$341	4%	$349	4%
Apartment	2,271	27%	2,346	27%
Hotel	879	10%	967	11%
Industrial	1,794	21%	1,797	21%
Office	1,433	17%	1,435	16%
Parking	198	2%	207	2%
Retail	1,326	16%	1,352	15%
Storage	113	1%	114	1%
Other	194	2%	233	3%
	8,549	100%	8,800	100%
Allowance for credit losses	(79)		(87)
Total, net of allowance	$8,470		$8,713
There was no interest income recognized on loans in non-accrual status for the three months ended March 31, 2026 and 2025, respectively. Impaired loans were not significant for any of the periods presented.
Allowance for Credit Losses
The Company establishes a valuation allowance to provide for the risk of credit losses inherent in its mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost, which excludes accrued interest receivable. The Company does not measure a credit loss allowance on accrued interest receivable, and any uncollectible accrued interest receivable balances are written off to net investment income in a timely manner. The Company has written off $0 million and $2 million of uncollectible accrued interest receivable on its mortgage loan portfolios for the three months ended March 31, 2026 and 2025, respectively.

The rollforward of the allowance for credit losses for mortgage loans for the three months ended March 31, 2026 and 2025 is shown below:

	2026		2025
	Commercial Mortgage Loans	Residential Mortgage Loans	Commercial Mortgage Loans	Residential Mortgage Loans
	(Dollars in millions)
Balance, as of January 1	$(87)	$(13)	$(144)	$(9)
Provision	(4)	(6)	(1)	(1)
Writeoffs charged against the allowance	12	1	3	—
Balance, as of March 31	$(79)	$(18)	$(142)	$(10)
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

	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
As of March 31, 2026:	(Dollars in millions)
Commercial mortgage loans
Current	$80	$1,110	$455	$391	$1,894	$4,363	$8,293
30 - 59 days past due	—	—	—	—	4	26	30
60 - 89 days past due	—	—	—	—	6	92	98
Non-accrual	—	14	—	—	9	105	128
Residential mortgage loans
Current	62	501	289	350	758	301	2,261
30 - 59 days past due	—	—	1	12	17	3	33
60 - 89 days past due	—	—	—	4	—	—	4
Non-accrual	—	3	11	74	63	19	170
Total mortgage loans on real estate	$142	$1,628	$756	$831	$2,751	$4,909	11,017
Allowance for credit losses							(97)
Total, net of allowance							$10,920

	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
As of December 31, 2025:	(Dollars in millions)
Commercial mortgage loans
Current	$1,093	$354	$442	$1,929	$978	$3,647	$8,443
30 - 59 days past due	—	83	—	94	—	—	177
60 - 89 days past due	—	—	29	10	—	2	41
Non-accrual	—	—	—	9	33	97	139
Residential mortgage loans
Current	376	300	390	764	182	114	2,126
30 - 59 days past due	3	9	18	34	11	5	80
60 - 89 days past due	1	2	11	22	2	2	40
Non-accrual	1	4	76	66	10	10	167
Total mortgage loans on real estate	$1,474	$752	$966	$2,928	$1,216	$3,877	11,213
Allowance for credit losses							(100)
Total, net of allowance							$11,113
It is the Company’s policy to not accrue interest on loans that are 90 days delinquent and where amounts are determined to be uncollectible. As of March 31, 2026 and December 31, 2025, 272 mortgage loans and 275 mortgage loans, respectively, were past due over 90 days or in nonaccrual status.

The Company’s commercial and residential mortgage loans may be subject to loan modifications. Loan modifications may be granted to borrowers experiencing financial difficulty and could include principal forgiveness, interest rate reduction, an other-than-significant delay or a term extension. A loan modification typically does not result in a change in valuation allowance as it is already incorporated into the Company’s allowance methodology. However, if the Company grants a borrower experiencing financial difficulty principal forgiveness, the amount of principal forgiven would be written off, which would reduce the amortized cost of the loan and result in an adjustment to the valuation allowance. The carrying amount of mortgage loans experiencing financial difficulty, for which modifications have been granted, was $0 million and $29 million for the three months ended March 31, 2026 and 2025, respectively.
6. Private Loans
The following table summarizes the credit ratings of our private loans:

	March 31, 2026	December 31, 2025
	(Dollars in millions)
A or higher	$2,591	$2,006
BBB	1,345	1,316
BB and below	2,526	2,587
Unrated (1)	1,943	3,017
Total	$8,405	$8,926
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
Allowance for Credit Losses
The rollforward of the allowance for credit losses for private loans is shown below for the three months ended March 31, 2026 and 2025:

	2026	2025
	(Dollars in millions)
Balance at January 1	$(149)	$(63)
Provision	2	(11)
Balance at March 31	$(147)	$(74)
The Company’s private loans may be subject to loan modifications. Loan modifications may be granted to borrowers experiencing financial difficulties and could include term extensions. For the three months ended March 31, 2026 and 2025, the Company did not have a significant amount of private loans that it modified to borrowers experiencing financial difficulty. Impaired loans were not significant for any of the periods presented.
7. Real Estate and Real Estate Partnerships
The carrying amounts of real estate investments are as follows:

	March 31, 2026		December 31, 2025
	Real Estate		Real Estate
	Amount	Percentage	Amount	Percentage
	(Dollars in millions)		(Dollars in millions)
Hotel	$177	6%	$178	6%
Industrial	—	—%	56	2%
Land	941	33%	807	28%
Office	157	6%	174	6%
Retail	135	5%	161	6%
Apartments	46	2%	46	2%
Single family residential	1,304	46%	1,311	46%
Other	66	2%	112	4%
Total real estate	2,826	100%	2,845	100%
Real estate partnerships	2,960		2,955
Total real estate and real estate partnerships	$5,786		$5,800
As of March 31, 2026 and December 31, 2025, real estate investments of $64 million and $63 million, respectively, met the criteria as held-for-sale.

8. Variable Interest Entities and Equity Method Investments
Through our investment activities, we regularly invest in various entities including limited partnerships (“LPs”) and limited liability companies (“LLCs”) and frequently participate in the design with their sponsor, but in most cases, our involvement is limited to financing. Some of these investments have been determined to be VIEs. In certain instances, in addition to an economic interest in the entity, the Company holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary. The Company consolidates all VIEs for which it is the primary beneficiary. The assets of consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of the Company, as the Company’s obligation is limited to the amount of its committed investment. The Company has not provided financial or other support to these consolidated VIEs in the form of liquidity arrangements, guarantees or other commitments to third-parties that may affect the fair value or risk of its variable interest in these VIEs as of March 31, 2026 and December 31, 2025.
In addition to investment activities, certain of the Company’s subsidiaries are deemed VIEs. The Company is the primary beneficiary and consolidates these entities in the same manner as other entities in which the Company has a controlling financial interest by holding a majority voting interest.
Consolidated Variable Interest Entities
The assets and liabilities relating to the consolidated VIEs from our investment activities included in the financial statements are as follows:

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Available-for-sale fixed maturity securities	$233	$74
Equity securities	647	693
Mortgage loans on real estate, net of allowance	227	248
Private loans, net of allowance	1,792	2,007
Investment real estate	2,688	2,660
Real estate partnerships	1,489	1,479
Investment funds	2,974	2,604
Short-term investments	—	2
Other invested assets	305	326
Cash and cash equivalents	342	293
Other assets	165	166
Total assets of consolidated VIEs	$10,862	$10,552

Notes payable	$206	$205
Other liabilities	718	733
Total liabilities of consolidated VIEs	$924	$938
Unconsolidated Variable Interest Entities
For certain of the Company’s investments in various entities that are determined to be VIEs, the Company is not the primary beneficiary. In some instances, a consolidated VIE involves one or more underlying entities for which the Company is not the primary beneficiary because it does not have the power to direct the most significant activities of these entities. These unconsolidated VIEs that are part of consolidated VIEs are reported primarily in “Real estate and real estate partnerships” on the Condensed Consolidated Statements of Financial Position. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of the Company, as the Company’s obligation is limited to the amount of its committed investment. The Company has not provided financial or other support to these unconsolidated VIEs in the form of liquidity arrangements, guarantees or other commitments to third-parties that may affect the fair value or risk of its variable interest in these VIEs as of March 31, 2026 and December 31, 2025.

The carrying amount and maximum exposure to loss relating to these unconsolidated VIEs are as follows:

	March 31, 2026		December 31, 2025
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(Dollars in millions)
Available-for-sale fixed maturity securities	$3,851	$4,247	$2,829	$3,137
Mortgage loans on real estate, net of allowance	537	537	562	562
Private loans, net of allowance	1,893	1,914	1,809	1,809
Real estate partnerships	2,607	2,611	2,681	2,685
Investment funds	3,289	5,473	2,182	3,470
Other invested assets	814	891	524	524
Total	$12,991	$15,673	$10,587	$12,187
Equity Method Investments
Our investments in investment funds, real estate partnerships, and other partnerships, of which substantially all are LLCs or LPs, are accounted for using the equity method of accounting, except for certain investments that are fair valued due to the application of fair value option under ASC 825 or the consolidation of investment company VIEs under ASC 946. Fair value of certain investments are estimated using NAV as a practical expedient.
The Company’s investments that would require the use of equity method accounting, absent the election of the fair value option under ASC 825, were $6.9 billion and $6.4 billion as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, these equity method investments are primarily composed of $2.9 billion and $2.9 billion of real estate partnerships and $3.1 billion and $3.0 billion of investment funds, respectively, within the Consolidated Statements of Financial Position.
The Company generally recognizes its share of earnings in its equity method investments within “Net investment income”. For the three months ended March 31, 2026 and 2025, net investment income for Real estate partnerships and Investment funds in Note 10 - Net Investment Income and Investment Related Gains (Losses) principally represent our share of earnings in our equity method investments, including fair value changes from investments under ASC 825.
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
Derivatives, except for embedded derivatives, are included in “Other invested assets” or “Other liabilities”, at fair value in the Condensed Consolidated Statements of Financial Position. Embedded derivative liabilities on funds withheld and modified coinsurance (“Modco”) arrangements and embedded derivative liabilities on indexed annuity products are included in the Condensed Consolidated Statements of Financial Position within the “Reinsurance funds withheld” and “Policyholders’ account balances” lines respectively, at fair value.

The notional and fair values of derivative instruments, presented in the Condensed Consolidated Statements of Financial Position, are shown below:

	Primary Underlying Risk	Location in the Condensed Consolidated Statements of Financial Position	March 31, 2026			December 31, 2025
			Notional Amount	Carrying Value / Fair Value (1)		Notional Amount	Carrying Value / Fair Value (1)
				Assets	Liabilities		Assets	Liabilities
			(Dollars in millions)
Derivatives Designated as Hedging Instruments:
Foreign exchange forwards	Foreign currency	Other invested assets, Other liabilities	$653	$7	$5	$656	$—	$11
Interest rate swaps	Interest rate	Other invested assets, Other liabilities	2,306	12	13	1,797	12	—

Derivatives Not Designated as Hedging Instruments:
Equity-indexed options	Equity	Other invested assets, Other liabilities	46,973	1,087	—	46,883	1,570	—
Foreign exchange forwards	Foreign currency	Other invested assets, Other liabilities	2,787	33	5	3,218	4	24
Cross currency swaps	Foreign currency	Other invested assets, Other liabilities	896	5	22	949	35	14

Embedded Derivatives:
Indexed annuity products	Interest rate	Policyholders’ account balances	—	—	6,060	—	—	6,414
Funds withheld and Modco arrangements	Interest rate	Funds withheld for reinsurance liabilities	—	—	41	—	—	74
			$53,615	$1,144	$6,146	$53,503	$1,621	$6,537
(1)The asset and liability balances are presented on a gross basis. Amounts are reported as “Other invested assets” and “Other liabilities” in the Condensed Consolidated Statements of Financial Position after the evaluation for rights of offset. See “Derivative Exposure” section of this note for further details.

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
For derivative financial instruments that were designated and qualified as fair value hedges, the gain or loss on the portion of the derivative instrument included in the assessment of hedge effectiveness and the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in the same line item in the Condensed Consolidated Statements of Operations. The unrealized gain or loss attributable to changes in exchange rates on the available-for-sale fixed maturity securities that were designated as part of the hedge were reclassified out of other comprehensive income (“OCI”) into “Investment related gains (losses)” in the Condensed Consolidated Statements of Operations. The remaining change in unrealized gain or loss on the hedged item not associated with the risk being hedged remained as a component of OCI. The gains (losses) on interest rate derivatives designated as hedging instruments for certain PAB are included in “Interest sensitive contract benefits” in the Condensed Consolidated Statements of Operations.
The following represents the amount of gains (losses) related to the derivatives and hedged items that qualify for fair value hedges:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Foreign currency derivatives:
Hedged items	$(18)	$27
Derivatives designated as hedging instruments	18	(27)
Interest rate derivatives:
Hedged items	13	10
Derivatives designated as hedging instruments	(13)	(10)
Gains (losses) on fair value hedges	$—	$—
The amortized cost of available-for-sale fixed maturity securities designated and qualifying as hedged items in fair value hedges in relation to foreign currency derivatives was $579 million and $593 million as of March 31, 2026 and December 31, 2025, respectively.
The following table presents the carrying amount and cumulative fair value hedging adjustments for a portion of PAB designated and qualifying as hedged items in fair value hedges in relation to interest rate derivatives:

	Carrying Amount of the Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedge Assets (Liabilities)
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
	(Dollars in millions)
Location in the Condensed Consolidated Statements of Financial Position:
Policyholders’ account balances	$(2,724)	$(2,224)	$3	$(11)

Derivatives Not Designated as Hedging Instruments
The following represents the financial statement location and amount of gains (losses) related to derivatives not designated as hedging instruments:

	Location in the Condensed Consolidated Statements of Operations	Derivative Gains (Losses) Recognized in Income
		Three Months Ended March 31,
		2026	2025
		(Dollars in millions)
Equity-indexed options	Change in fair value of insurance-related derivatives and embedded derivatives	$(436)	$(334)
Foreign exchange forwards	Investment related gains (losses)	42	(65)
Cross currency swaps	Investment related gains (losses)	(38)	—

Embedded derivatives:
Indexed annuity products	Change in fair value of insurance-related derivatives and embedded derivatives	265	155
Funds withheld and Modco arrangements	Change in fair value of insurance-related derivatives and embedded derivatives	33	(20)
		$(134)	$(264)

Derivative Exposure
The Company’s use of derivative instruments exposes it to credit risk in the event of non-performance by counterparties. The Company has a policy of only dealing with counterparties it believes are creditworthy and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The minimum credit rating of our counterparties is A- as of March 31, 2026 and A- as of December 31, 2025, and all derivatives have been appropriately collateralized by the Company and the counterparties in accordance with the terms of the derivative agreements. The Company holds collateral in cash and notes secured by U.S. government-backed assets. The non-performance risk is the net counterparty exposure based on fair value of open contracts less fair value of collateral held. The Company maintains master netting agreements with its current active trading partners. A right of offset has been applied to collateral that supports credit risk and has been recorded in the Condensed Consolidated Statements of Financial Position as an offset to “Other invested assets” with an associated payable to “Other liabilities” for excess collateral. A right of offset has also been applied to derivative assets and liabilities with the same counterparty under the same master netting agreement, and such derivative instruments are presented on a net basis in the Condensed Consolidated Statements of Financial Position.
Information regarding the Company’s exposure to credit loss on the derivatives it holds, including the effect of rights of offset, is presented below:

		Gross Amounts Offset in the Condensed Consolidated Statements of Financial Position
	Gross Amount of Derivative Instruments (1)	Counterparty Netting (2)	Cash Collateral (3)	Net Amount Presented in the Consolidated Statements of Financial Position	Collateral (Received) Pledged in Invested Assets (3)	Net Amount After Collateral
	(Dollars in millions)
As of March 31, 2026
Total derivative assets	$1,144	$(25)	$(929)	$190	$—	$190
Total derivative liabilities	(45)	25	—	(20)	7	(13)

As of December 31, 2025
Total derivative assets	$1,621	$(35)	$(1,548)	$38	$(28)	$10
Total derivative liabilities	(49)	35	—	(14)	—	(14)
(1)Represents derivative assets and liabilities on a gross basis, which are not offset under enforceable master netting agreements that meet all offsetting criteria.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.
(3)Excludes a portion of collateral held in cash and invested assets that are excess collateral. As of March 31, 2026 and December 31, 2025, the Company held excess collateral of $6 million and $115 million, respectively.

10. Net Investment Income and Investment Related Gains (Losses)
Net investment income is shown below:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Available-for-sale fixed maturity securities	$803	$636
Equity securities	8	6
Mortgage loans	178	200
Private loans	176	91
Real estate	11	1
Real estate partnerships	34	25
Investment funds	37	60
Policy loans	6	6
Short-term investments	3	93
Other invested assets	33	133
Total net investment income	$1,289	$1,251
Net unrealized and realized investment gains (losses) are shown below:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Available-for-sale fixed maturity securities	$(16)	$61
Equity securities	(52)	6
Mortgage loans	11	4
Private loans	(12)	3
Investment real estate	42	(8)
Investments funds	(2)	1
Short-term investments and other invested assets	(1)	(64)
Total investment related gains (losses), net	$(30)	$3

11. Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are shown below:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Financial assets:
Available-for-sale fixed maturity securities, net of allowance	$61,180	$61,180	$57,992	$57,992
Equity securities	1,128	1,128	1,179	1,179
Mortgage loans on real estate, net of allowance	10,920	11,034	11,113	11,211
Private loans, net of allowance	8,405	8,451	8,926	8,982
Real estate partnerships (1)	1,887	1,887	1,894	1,894
Investment funds (2)	150	150	152	152
Policy loans	243	243	234	234
Short-term investments (3)	683	683	600	600
Other invested assets:
Derivative assets	1,119	1,119	1,586	1,586
Collaterals received on derivatives (excluding excess collateral)	(929)	(929)	(1,548)	(1,548)
Separately managed accounts	52	52	54	54
Other (4)	1,216	1,216	1,178	1,178
Cash and cash equivalents	8,934	8,934	11,660	11,660
Deposit assets, included in reinsurance recoverable and deposit assets (5)	5,192	5,138	5,440	5,352
Other assets - market risk benefits	1,193	1,193	1,174	1,174
Separate account assets	780	780	822	822
Total financial assets	$102,153	$102,259	$102,456	$102,522

Financial liabilities:
Policyholders' account balances – excluding embedded derivative (5)	$85,070	$85,070	$83,782	$83,782
Policyholders’ account balances – embedded derivative	6,060	6,060	6,414	6,414
Market risk benefits	4,501	4,501	4,536	4,536
Other liabilities:
Derivative liabilities	20	20	14	14
Funds withheld for reinsurance liabilities	41	41	74	74
Notes payable	206	206	205	205
Long term borrowings	2,954	2,938	2,951	3,045
Separate account liabilities	780	780	822	822
Total financial liabilities	$99,632	$99,616	$98,798	$98,892
(1)Balances represent real estate partnerships in which the Company has elected the fair value option under ASC 825. Real estate partnerships accounted for as equity method investments are $1.1 billion and directly held real estate is $2.8 billion as of March 31, 2026. Real estate partnerships accounted for as equity method investments are $1.1 billion and directly held real estate is $2.8 billion as of December 31, 2025.
(2)Balances represent financial assets that are fair valued as a result of consolidation of investment company VIEs in accordance with ASC 946. Investment funds accounted for as equity method investments are $3.1 billion and investment funds measured using NAV as a practical expedient are $333 million as of March 31, 2026. Investment funds accounted for as equity method investments are $2.4 billion and investment funds measured using NAV as a practical expedient are $640 million as of December 31, 2025.
(3)There were no amounts loaned under reverse repurchase agreements as of March 31, 2026. Balance as of December 31, 2025 includes $400 million of amounts loaned under reverse repurchase agreements. The fair value of the collateral received under these agreements was $872 million as of December 31, 2025.
(4)Other invested assets accounted for as equity method investments, and therefore excluded from the table, are $218 million and $215 million as of March 31, 2026 and December 31, 2025.
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
Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2 - Quoted prices in markets that are not active or inputs that are observable directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 - Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models and third-party evaluation, as well as instruments for which the determination of fair value requires significant management judgment or estimation
Valuation Techniques for Financial Instruments Recorded at Fair Value
Available-for-sale Fixed Maturity Securities – The Company utilizes pricing services to estimate fair value measurements. The fair value for available-for-sale fixed maturity securities that are disclosed as Level 1 measurements are based on unadjusted quoted market prices for identical assets that are readily available in an active market. The estimates of fair value for most available-for-sale fixed maturity securities, including municipal bonds, provided by the pricing service are disclosed as Level 2 measurements as the estimates are based on observable market information rather than market quotes. The pricing service utilizes market quotations for available-for-sale fixed maturity securities that have quoted prices in active markets. Since available-for-sale fixed maturity securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Additionally, an option adjusted spread model is used to develop prepayment and interest rate scenarios.
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
Equity Securities – For publicly-traded equity securities, prices are received from a nationally recognized pricing service that are based on observable market transactions, and these securities are classified as Level 1 measurements. For certain preferred stock, current market quotes in active markets are unavailable. In these instances, an estimated fair value is received from the pricing service. The service utilizes similar methodologies to price preferred stocks as it does for available-for-sale fixed maturity securities. If applicable, these estimates would be disclosed as Level 2 measurements, depending on the use of at least one significant unobservable input. The Company tests the accuracy of the information provided by reference to other services annually. For certain private equity securities without readily determinable fair values, fair value estimates are unavailable and are not disclosed.
Real Estate and Real Estate Partnerships – The fair values of residential real estate investments held through consolidation of investment company VIEs are initially recorded based on the cost to purchase the properties and subsequently recorded at fair value on a recurring basis and falls within Level 3 of the fair value hierarchy. The fair value of the residential real estate properties was determined using broker price opinions (“BPO”). A BPO is an appraisal methodology commonly used in the industry to estimate net proceeds from the sale of a home. The significant inputs into the valuation include market comparable home sales, age and size of the home, location and property conditions.

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
Investment Funds – The Company owns certain investments in infrastructure LLCs through a consolidated VIE that is measured at fair value on a recurring basis. We initially recorded the investment at the cost to purchase the investment and subsequently recorded based on a discounted cash flow methodology. Investment funds that are fair valued are classified as Level 3 measurements. Certain LP funds are measured at estimated fair value using NAV as a practical expedient.
Short-term Investments – Short-term investments include fixed maturity securities with original maturities of over 90 days and less than one year at the date of acquisition, some of which are disclosed as Level 1 measurements as their fair values are based on unadjusted quoted market prices for identical assets that are readily available in an active market. Short-term investments also include commercial paper rated A2 or P2 or better by Standard & Poor’s and Moody’s, respectively, as well as certain private loans with original maturities of less than one year at the date of acquisition and amounts loaned under reverse repurchase agreements. Commercial paper, short-term private loans and amounts loaned under reverse repurchase agreements are carried at amortized cost which approximates fair value. These investments are classified as Level 2 or Level 3 measurements, depending on the use of at least one significant unobservable input.
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
Separately Managed Accounts – The separately managed account manager uses the mid-point of a range from a third-party to price these securities. Discounted cash flows (yield analysis) and market transactions approach are used in the valuation. They use discount rates which is considered an unobservable input.
Derivative Assets/Derivative Liabilities – Equity-index options are valued using industry accepted valuation models and are adjusted for the nonperformance risk of each counterparty net of any collateral held. Inputs include market volatility and risk-free interest rates and are used in income valuation techniques in arriving at a fair value for each option contract. The nonperformance risk for each counterparty is based upon its credit default swap rate. The Company has no performance obligations related to the call options purchased to fund its fixed index annuity and equity-indexed universal life policy liabilities. Certain equity-index options are valued based on vendor sourced prices and are classified as Level 3 measurements due to the use of significant unobservable inputs used by the vendor.
Foreign exchange forwards are valued using observable market inputs, including forward currency exchange rates. These are classified as Level 2 measurements.
Interest rate and cross currency swaps are valued using market observable inputs and are determined by discounting expected future cash flows. As the significant inputs are observable, these are classified as Level 2 measurements.
Cash and Cash Equivalents – Amounts reported in the Condensed Consolidated Statements of Financial Position for these instruments are reported at their historical cost which approximates fair value due to the nature of the assets assigned to this category.
Market Risk Benefits – MRBs are valued using stochastic models that incorporate a spread reflecting our non-performance risk. The key assumptions for calculating the fair value of the MRBs are market assumptions such as equity market returns, interest rate levels, market volatility and correlations and policyholder behavior assumptions such as lapse, mortality, utilization and withdrawal patterns. Risk margins are included in the policyholder behavior assumptions. The assumptions are based on a combination of historical data and actuarial judgment. MRBs are classified as Level 3 fair value measurements as the fair value is based on unobservable inputs. The following significant unobservable inputs are used for measuring the fair value:
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
Separate Account Assets and Liabilities – The separate account assets included on the quantitative disclosures fair value hierarchy table are comprised of short-term investments, equity securities, and available-for-sale fixed maturity securities. Equity securities are classified as Level 1 measurements. Short-term investments and available-for-sale fixed maturity securities are classified as Level 2 measurements. These classifications for separate account assets reflect the same fair value level methodologies as listed above as they are derived from the same vendors and follow the same process.
Policyholders’ Account Balances – Embedded Derivatives – The fair value of the embedded derivative component of the Company’s fixed index annuity and equity-indexed universal life policyholders’ account balances is estimated at each valuation date by (i) projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and (ii) discounting the excess of the projected contract value amounts at the applicable risk free interest rates adjusted for the Company’s non-performance risk related to those liabilities. The following significant unobservable inputs are used for measuring the fair value: (i) option budget; (ii) lapse rates; and (iii) non-performance risk. For the details of these significant unobservable inputs, refer to significant unobservable inputs for “Market risk benefits”.
Funds Withheld for Reinsurance Liabilities – Embedded Derivatives – The fair value of the embedded derivative is estimated based on the fair value of the assets supporting the funds withheld payable under modified coinsurance and funds withheld coinsurance reinsurance agreements. The fair value of the embedded derivative is classified as Level 3 based on valuation methods used for the assets held supporting the reinsurance agreements.

The fair value hierarchy measurements for assets and liabilities measured at fair value on a recurring basis are shown below:

	Total Fair Value	Level 1	Level 2	Level 3
	(Dollars in millions)
March 31, 2026
Assets
Available-for-sale fixed maturity securities:
U.S. treasury and government	$67	$55	$12	$—
U.S. state and municipal	2,910	—	2,910	—
Foreign governments	3,271	—	3,220	51
Corporate debt securities	44,325	—	42,863	1,462
Residential mortgage-backed securities	959	—	941	18
Commercial mortgage-backed securities	3,041	—	3,013	28
Collateralized debt securities	6,607	—	2,038	4,569
Total available-for-sale fixed maturity securities	61,180	55	54,997	6,128
Equity securities:
Common stock	698	611	2	85
Preferred stock	421	5	44	372
Total equity securities	1,119	616	46	457
Real estate at fair value (1)	1,247	—	—	1,247
Real estate partnerships at fair value (1)	1,887	—	—	1,887
Investment funds (1)(2)	150	—	—	150
Short-term investments	683	33	650	—
Other invested assets:
Derivative assets	1,119	—	974	145
Collaterals received on derivatives (excluding excess collateral)	(929)	(929)	—	—
Separately managed accounts	52	—	—	52
Other	468	—	—	468
Cash and cash equivalents	8,934	8,934	—	—
Other assets – market risk benefit assets	1,193	—	—	1,193
Separate account assets	780	762	18	—
Total financial assets	$77,883	$9,471	$56,685	$11,727

Liabilities
Policyholders’ account balances - embedded derivative	$6,060	$—	$—	$6,060
Market risk benefits	4,501	—	—	4,501
Funds withheld for reinsurance liabilities - embedded derivative	41	—	—	41
Other liabilities - derivative liabilities	20	—	20	—
Separate account liabilities	780	762	18	—
Total financial liabilities	$11,402	$762	$38	$10,602
(1)Balances include financial assets that are fair valued in accordance with ASC 825 as well as financial assets that are fair valued as a result of consolidation of investment company VIE in accordance with ASC 946.
(2)Balance excludes $333 million of investments measured at estimated fair value using NAV as a practical expedient.

	Total Fair Value	Level 1	Level 2	Level 3
	(Dollars in millions)
December 31, 2025
Assets
Available-for-sale fixed maturity securities:
U.S. treasury and government	$68	$54	$14	$—
U.S. state and municipal	2,949	—	2,949	—
Foreign governments	1,169	—	1,147	22
Corporate debt securities	43,141	—	41,915	1,226
Residential mortgage-backed securities	1,008	—	989	19
Commercial mortgage-backed securities	3,121	—	3,012	109
Collateralized debt securities	6,536	—	2,247	4,289
Total available-for-sale fixed maturity securities	57,992	54	52,273	5,665
Equity securities:
Common stock	757	670	2	85
Preferred stock	414	5	63	346
Total equity securities	1,171	675	65	431
Real estate at fair value (1)	1,253	—	—	1,253
Real estate partnerships at fair value (1)	1,894	—	—	1,894
Investment funds (1)(2)	152	—	—	152
Short-term investments	600	—	379	221
Other invested assets:
Derivative assets	1,586	—	1,383	203
Collaterals received on derivatives (excluding excess collateral)	(1,548)	(1,548)	—	—
Separately managed accounts	54	—	—	54
Other	410	—	—	410
Cash and cash equivalents	11,660	11,660	—	—
Other assets – market risk benefit assets	1,174	—	—	1,174
Separate account assets (3)	822	804	18	—
Total financial assets	$77,220	$11,645	$54,118	$11,457

Liabilities
Policyholders’ account balances – embedded derivative	$6,414	$—	$—	$6,414
Market risk benefits	4,536	—	—	4,536
Funds withheld for reinsurance liabilities – embedded derivatives	74	—	—	74
Other liabilities – derivative liabilities	14	—	14	—
Separate account liabilities	822	804	18	—
Total financial liabilities	$11,860	$804	$32	$11,024
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
Fair Value Information About Financial Instruments Not Recorded at Fair Value
Information about fair value estimates for financial instruments not measured at fair value is discussed below:
Mortgage Loans – The fair value of mortgage loans is estimated using discounted cash flow analyses on a loan-by-loan basis by applying a discount rate to expected cash flows from future installment and balloon payments. The discount rate takes into account general market trends and specific credit risk trends for the individual loan. Factors used to arrive at the discount rate include inputs from spreads based on U.S. Treasury notes and the loan’s credit quality, region, property-type, lien priority, payment type and current status.
Private Loans – The fair value of private loans is estimated using discounted cash flow analyses on a loan-by-loan basis by applying a discount rate to expected cash flows from future installment and balloon payments. The discount rate takes into account general market trends and specific credit risk trends for the individual loan. For certain of our collateral loans, we have concluded the carrying value approximates fair value.

Policy Loans – The carrying value of policy loans is the outstanding balance plus any accrued interest. Due to the collateralized nature of policy loans such that they cannot be separated from the policy contracts, the unpredictable timing of repayments and the fact that settlement is at outstanding value, the carrying value of policy loans approximates fair value.
Other Invested Assets – The common stock of Federal Home Loan Bank (“FHLB”) is carried at cost which approximates fair value. The fair value of the company owned life insurance (“COLI”) is equal to the cash surrender value of the policies.
Policyholders’ Account Balances - investments contracts, excluding embedded derivative and deposit assets – The fair values of the policyholder account balances’ not involving significant mortality or morbidity risks, are stated at the cost we would incur to extinguish the liability (i.e., the cash surrender value) as these contracts are generally issued without an annuitization date. The deposit assets related to the annuity benefit reserves have fair values determined in a similar fashion. For period-certain annuity benefit contracts, the fair value is determined by discounting the benefits at the interest rates currently in effect for newly issued immediate annuity contracts. All of the fair values presented within these categories fall within Level 3 of the fair value hierarchy as most of the inputs are unobservable market data.
Long Term Borrowings – Long term borrowings are carried at outstanding principal balance. The carrying value approximates fair value because the carrying value represents the amount owing and payable to the creditor at the reporting date. Fair values for subordinated debentures are estimated using discounted cash flow calculations principally on observable inputs including the Company’s incremental borrowing rates, which reflect its credit rating, for similar types of borrowings with maturities consistent with those remaining for the debt being valued.
Notes Payable – Notes payable are carried at outstanding principal balance. For a majority of the notes, the carrying value of the notes payable approximates fair value because the underlying interest rates approximate market rates at the reporting date.

The carrying amount and estimated fair value of financial instruments not recorded at fair value on a recurring basis are shown below. The table below excludes accrued investment income, which is recorded at amortized cost in the statements of financial position, as their carrying amounts approximate the fair values due to their short-term nature.

	Carrying Amount	Fair Value	Fair Value Hierarchy Level
			Level 1	Level 2	Level 3
	(Dollars in millions)
March 31, 2026
Financial assets
Mortgage loans on real estate, net of allowance	$10,920	$11,034	$—	$—	$11,034
Private loans, net of allowance	8,405	8,451	—	19	8,432
Policy loans	243	243	—	—	243
Deposit assets, included in reinsurance recoverables and deposit assets (1)	5,192	5,138	—	—	5,138
Other invested assets	748	748	—	422	326
Total financial assets	$25,508	$25,614

Financial liabilities
Policyholders' account balances – excluding embedded derivative (1)	$85,070	$85,070	$—	$—	$85,070
Long term borrowings	2,954	2,938	—	—	2,938
Notes payable	206	206	—	—	206
Total financial liabilities	$88,230	$88,214

	Carrying Amount	Fair Value	Fair Value Hierarchy Level
			Level 1	Level 2	Level 3
	(Dollars in millions)
December 31, 2025
Financial assets
Mortgage loans on real estate, net of allowance	$11,113	$11,211	$—	$—	$11,211
Private loans, net of allowance	8,926	8,982	—	74	8,908
Policy loans	234	234	—	—	234
Deposit assets, included in reinsurance recoverables and deposit assets (1)	5,440	5,352	—	—	5,352
Other invested assets	768	768	—	417	351
Total financial assets	$26,481	$26,547

Financial liabilities
Policyholders' account balances – excluding embedded derivative (1)	$83,782	$83,782	$—	$—	$83,782
Long term borrowings	2,951	3,045	—	—	3,045
Notes payable	205	205	—	—	205
Total financial liabilities	$86,938	$87,032
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

For financial assets and financial liabilities measured at fair value on a recurring basis using Level 3 inputs during the periods, reconciliations of the beginning and ending balances are shown below:

	Three Months Ended March 31, 2026
	Assets		Liabilities (2)
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of year	$10,080	$203	$6,414	$74
Fair value changes in net income	66	(35)	(311)	(33)
Fair value changes in other comprehensive income	(29)	—	—	—
Purchases	435	37	—	—
Sales	(71)	—	—	—
Settlements or maturities	(327)	(60)	—	—
Premiums less benefits	—	—	(43)	—
Transfers into Level 3	343	—	—	—
Transfers out of Level 3	(108)	—	—	—
Balance, end of period	$10,389	$145	$6,060	$41

	Three Months Ended March 31, 2025
	Assets		Liabilities (2)
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of year	$8,880	$223	$1,123	$37
Fair value changes in net income	54	(38)	(268)	18
Fair value changes in other comprehensive income	26	—	—	—
Purchases	160	33	—	—
Sales	(45)	—	—	—
Settlements or maturities	(13)	(69)	—	—
Premiums less benefits	—	—	93	—
Transfers into Level 3	695	—	—	—
Transfers out of Level 3	(121)	—	—	—
Balance, end of period	$9,636	$149	$948	$55
(1)Balance includes separately managed accounts.
(2)See Note 18 - Market Risk Benefits for the reconciliation of the beginning and ending balances for market risk benefits.
Transfers into and out of Level 3 during the three months ended March 31, 2026 were primarily the result of changes in observable pricing. The Company’s valuation of financial instruments categorized as Level 3 in the fair value hierarchy are based on valuation techniques that use significant inputs that are unobservable or had a decline in market activity that obscured observability. The indicators considered in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, the level of credit spreads over historical levels, applicable bid-ask spreads, and price consensus among market participants and other pricing sources. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models and discounted cash flow methodology based on spread/yield assumptions.

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
The effect of reinsurance on the applicable line items on our Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Premiums earned:
Gross amounts, including reinsurance assumed	$221	$514
Reinsurance ceded	(76)	(56)
Net amount	$145	$458

Other policy revenue:
Gross amounts, including reinsurance assumed	$214	$228
Reinsurance ceded	(52)	(79)
Net amount	$162	$149

Policyholder benefits and claims incurred:
Gross amounts, including reinsurance assumed	$413	$710
Reinsurance ceded	(182)	(108)
Net amount	$231	$602

Change in fair value of market risk benefits:
Gross amounts, including reinsurance assumed	$128	$392
Reinsurance ceded	11	(31)
Net amount	$139	$361

Interest sensitive contract benefits:
Gross amounts, including reinsurance assumed	$582	$550
Reinsurance ceded	(37)	(38)
Net amount	$545	$512
The following summarizes our significant life and annuity reinsurance treaties and related recoverable:

	Reinsurance Recoverable		Agreement Type	Products Covered
	March 31, 2026	December 31, 2025
	(Dollars in millions)
Principal Reinsurers:
Athene Life Re Ltd.	$1,249	$1,367	Coinsurance Funds Withheld, Modified Coinsurance	Certain Fixed Annuities and Multi-Year Guaranteed Annuities
AeBe ISA LTD	3,741	3,860	Coinsurance Funds Withheld, Coinsurance	Certain Fixed Index and Fixed Rate Annuities
Reinsurance Group of America Inc. (RGA)	3,572	3,569	Coinsurance	Certain Term, Whole, Indexed Universal, Universal, and Universal with Secondary Guarantee Life Insurance Policies
	$8,562	$8,796
There were no significant changes to third party or intercompany reinsurance agreements for the three months ended March 31, 2026.

13. Separate Account Assets and Liabilities
The following table presents the change of the Company’s separate account assets and liabilities:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$822	$1,343
Additions (deductions):
Policyholder deposits	16	19
Net investment income	19	23
Net realized capital gains (losses) on investments	(35)	(43)
Policyholder benefits and withdrawals	(34)	(31)
Net transfer from (to) general account	(4)	(54)
Policy charges	(4)	(4)
Total changes	(42)	(90)
Balance, end of period	$780	$1,253

Cash surrender value	$752	$686

14. Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired
The following tables present a rollforward of deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”) and value of business acquired (“VOBA”) for the periods indicated:

	Three Months Ended March 31, 2026
	Annuities	Life Insurance	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$1,893	$377	$2,270
Additions	225	15	240
Amortization	(50)	(5)	(55)
Net change	175	10	185
Balance, end of period	2,068	387	2,455

DSI
Balance, beginning of period	1,114	—	1,114
Additions	134	—	134
Amortization	(24)	—	(24)
Net change	110	—	110
Balance, end of period	1,224	—	1,224

VOBA
Balance, beginning of period	8,068	61	8,129
Amortization	(192)	(1)	(193)
Balance, end of period	7,876	60	7,936
Total DAC, DSI, and VOBA Asset	$11,168	$447	$11,615

	Three Months Ended March 31, 2025
	Annuities	Life Insurance	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$892	$306	$1,198
Additions	236	18	254
Amortization	(28)	(7)	(35)
Net change	208	11	219
Balance, end of period	1,100	317	1,417

DSI
Balance, beginning of period	393	—	393
Additions	143	—	143
Amortization	(8)	—	(8)
Net change	135	—	135
Balance, end of period	528	—	528

VOBA
Balance, beginning of period	8,848	65	8,913
Amortization	(194)	(1)	(195)
Balance, end of period	8,654	64	8,718
Total DAC, DSI, and VOBA Asset	$10,282	$381	$10,663

The following table provides the projected VOBA asset amortization expenses for a five-year period and thereafter as of March 31, 2026:

Years	(Dollars in millions)
2026 (1)	$552
2027	679
2028	623
2029	568
2030	520
Thereafter	4,994
Total amortization expense	$7,936
(1)Expected amortization for the remainder of 2026.
15. Intangible Assets
The components of definite-lived and indefinite-lived intangible assets are as follows. Refer to Note 14 - Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired for VOBA asset, which is an actuarial intangible asset arising from a business combination.

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Definite-lived intangible assets:
Distributor relationships	$1,440	$(113)	$1,327	$1,445	$(103)	$1,342
Trade name	58	(12)	46	58	(11)	47
Software and other	131	(48)	83	125	(40)	85
Total definite-lived intangible assets	1,629	(173)	1,456	1,628	(154)	1,474

Indefinite-lived intangible assets:
Insurance licenses	27	—	27	27	—	27
Total indefinite-lived intangible assets	27	—	27	27	—	27
Total intangible assets	$1,656	$(173)	$1,483	$1,655	$(154)	$1,501
No impairment expenses of intangible assets were recognized for the three months ended March 31, 2026 and 2025. The Company estimates that its intangible assets do not have any significant residual value in determining their amortization. Amortization expenses for definite-lived intangible assets were $19 million and $29 million for the three months ended March 31, 2026 and 2025, respectively.
The following table outlines the estimated future amortization expense related to definite-lived intangible assets held as of March 31, 2026.

Years	(Dollars in millions)
2026 (1)	$72
2027	87
2028	81
2029	71
2030	70
Thereafter	1,075
Total amortization expense	$1,456
(1)Expected amortization for the remainder of 2026.

16. Future Policy Benefits
The reconciliation of the balances described in the table below to “Future policy benefits” in the Condensed Consolidated Statements of Financial Position is as follows.

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Future policy benefits:
Annuities	$6,959	$7,142
Life Insurance	1,913	1,917
Deferred profit liability:
Annuities	80	76
Life Insurance	101	99
Other contracts and VOBA liability	1,731	1,728
Total future policy benefits	$10,784	$10,962

Future Policy Benefits
The balances and changes in the liability for future policy benefits are as follows:

	Three Months Ended March 31,
	2026			2025
	Annuities	Life Insurance	Total	Annuities	Life Insurance	Total
	(Dollars in millions)
Present Value of Expected Net Premiums:
Balance, beginning of period	$—	$2,183	$2,183	$—	$2,353	$2,353
Beginning balance at original discount rate	—	2,302	2,302	—	2,507	2,507
Effect of changes in cash flow assumptions (1)	—	(10)	(10)	—	61	61
Effect of actual variances from expected experience	2	15	17	(2)	(34)	(36)
Adjusted beginning of period balance	2	2,307	2,309	(2)	2,534	2,532
Issuances	97	9	106	385	2	387
Interest accrual	1	23	24	3	25	28
Net premiums collected	(100)	(92)	(192)	(386)	(76)	(462)
Ending balance at original discount rate	—	2,247	2,247	—	2,485	2,485
Effect of changes in discount rate assumptions	—	(112)	(112)	—	(126)	(126)
Balance, end of period	$—	$2,135	$2,135	$—	$2,359	$2,359

Present Value of Expected Future Policy Benefits:
Balance, beginning of period	$7,142	$4,100	$11,242	$5,532	$4,169	$9,701
Beginning balance at original discount rate	7,135	4,459	11,594	5,668	4,601	10,269
Effect of changes in cash flow assumptions (1)	13	(42)	(29)	2	71	73
Effect of actual variances from expected experience	(18)	26	8	(28)	(37)	(65)
Adjusted beginning of period balance	7,130	4,443	11,573	5,642	4,635	10,277
Issuances	102	9	111	386	2	388
Interest accrual	77	44	121	69	45	114
Benefit payments	(164)	(87)	(251)	(130)	(77)	(207)
Derecognitions (lapses and withdrawals)	4	—	4	24	—	24
Foreign currency translation	(25)	—	(25)	25	—	25
Ending balance at original discount rate	7,124	4,409	11,533	6,016	4,605	10,621
Effect of changes in discount rate assumptions	(165)	(361)	(526)	(103)	(381)	(484)
Balance, end of period	$6,959	$4,048	$11,007	$5,913	$4,224	$10,137

Liability for future policy benefits	$6,959	$1,913	$8,872	$5,913	$1,865	$7,778
Less: Reinsurance recoverables	(1)	(1,268)	(1,269)	(2)	(1,262)	(1,264)
Net liability for future policy benefits, after reinsurance recoverable	$6,958	$645	$7,603	$5,911	$603	$6,514

Weighted-average liability duration of future policy benefits (years)	9 years	14 years		6 years	15 years

Weighted average interest accretion rate	5.34%	4.72%		5.22%	4.77%
Weighted average current discount rate	5.58%	5.66%		5.53%	5.75%
(1)For the three months ended March 31, 2026 and 2025, the Company recognized liability remeasurement impacts of $25 million and $20 million, respectively, from the net effect of the changes in cash flow assumptions, which were included in “Policyholder benefits and claims incurred” in the Condensed Consolidated Statements of Operations.

The amounts of undiscounted and discounted expected gross premiums and future benefit payments follow:

	March 31, 2026		March 31, 2025
	Undiscounted	Discounted	Undiscounted	Discounted
	(Dollars in millions)
Annuities
Expected future benefit payments	$12,362	$6,959	$10,444	$5,885
Expected future gross premiums	—	—	—	—

Life Insurance
Expected future benefit payments	8,328	4,048	8,705	4,224
Expected future gross premiums	5,153	3,040	5,587	3,344

Total
Expected future benefit payments	20,690	11,007	19,149	10,109
Expected future gross premiums	5,153	3,040	5,587	3,344
The amount of revenue and interest recognized in the Condensed Consolidated Statements of Operations follows:

	Three Months Ended March 31,
	2026	2025	2026	2025
	Gross Premiums or Assessments		Interest Expense
	(Dollars in millions)
Annuities	$102	$397	$76	$66
Life Insurance	92	105	21	20

17. Policyholders' Account Balances
Policyholders’ account balances relate to investment-type contracts and universal life-type policies as well as balances relating to funding agreements. Investment-type contracts principally include traditional individual fixed rate annuities and fixed index annuities in the accumulation phase and group annuity contracts.
The balances and changes in policyholders’ account balances are as follows:

	Three Months Ended March 31,
	2026			2025
	Annuities	Life Insurance	Total	Annuities	Life Insurance	Total
	(Dollars in millions)
Balance, beginning of period	$86,999	$2,193	$89,192	$80,046	$2,107	$82,153
Issuances	3,282	4	3,286	3,276	14	3,290
Premiums received	29	110	139	31	109	140
Policy charges	(142)	(93)	(235)	(131)	(83)	(214)
Surrenders and withdrawals	(2,771)	(29)	(2,800)	(2,419)	(24)	(2,443)
Interest credited	741	29	770	699	12	711
Benefit payments	(322)	—	(322)	(269)	—	(269)
Other	(3)	—	(3)	2	—	2
Balance, end of period	$87,813	$2,214	$90,027	$81,235	$2,135	$83,370

Reconciling items:
Funding agreements	$2,825	$—	$2,825	$515	$—	$515
Supplemental contracts	783	—	783	509	—	509
Embedded derivative and other	377	69	446	146	66	212
Total PAB balance, end of period	$91,798	$2,283	$94,081	$82,405	$2,201	$84,606

Weighted-average crediting rate	3.02%	4.97%		3.32%	4.43%
Net amount at risk (1)	$13,653	$38,785		$12,673	$38,851
Cash surrender value	$80,984	$1,973		$74,934	$1,870
(1)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums follow.

		March 31, 2026
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 - 50 Basis Points Above	51 - 150 Basis Points Above	> 150 Basis Points Above	Other (1)	Total
		(Dollars in millions)
Annuities	0% - 1%	$3,245	$2,521	$4,092	$5,512	$—	$15,370
	1% - 2%	2,090	265	843	1,055	—	4,253
	2% - 3%	1,861	510	291	16,076	—	18,738
	Greater than 3%	256	6	11	7	—	280
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	49,172	49,172
	Total	$7,452	$3,302	$5,237	$22,650	$49,172	$87,813

Life Insurance	0% - 1%	$—	$—	$—	$—	$—	$—
	1% - 2%	43	12	74	876	—	1,005
	2% to 3%	415	—	219	—	—	634
	Greater than 3%	575	—	—	—	—	575
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	—	—
	Total	$1,033	$12	$293	$876	$—	$2,214

		March 31, 2025
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 - 50 Basis Points Above	51 - 150 Basis Points Above	> 150 Basis Points Above	Other (1)	Total
		(Dollars in millions)
Annuities	0% - 1%	$3,890	$2,737	$3,913	$4,697	$—	$15,237
	1% - 2%	1,598	323	1,109	1,648	—	4,678
	2% - 3%	1,810	394	187	10,421	—	12,812
	Greater than 3%	278	7	3	10	—	298
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	48,210	48,210
	Total	$7,576	$3,461	$5,212	$16,776	$48,210	$81,235

Life Insurance	0% - 1%	$—	$—	$—	$—	$—	$—
	1% - 2%	35	2	63	766	—	866
	2% to 3%	390	—	223	—	—	613
	Greater than 3%	656	—	—	—	—	656
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	—	—
	Total	$1,081	$2	$286	$766	$—	$2,135
(1)Other includes products with either a fixed rate or no guaranteed minimum crediting rate or allocated to index strategies.

18. Market Risk Benefits
The net balance of market risk benefit (MRB) assets and liabilities of, and changes in guaranteed minimum withdrawal benefits associated with, annuity contracts is as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$3,362	$2,799
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	3,349	2,549
Issuances	—	5
Interest accrual	38	33
Attributed fees collected	68	53
Effect of changes in interest rates	(67)	201
Effect of changes in equity markets	147	151
Effect of changes in equity index volatility	(90)	(70)
Effect of changes in future expected policyholder behavior	31	16
Effect of changes in other future expected assumptions	—	3
Balance, end of period, before effect of changes in the instrument-specific credit	3,476	2,941
Effect of changes in the ending instrument-specific credit risk	(168)	182
Balance, end of period	3,308	3,123
Less: Reinsured MRB, end of period	(589)	(557)
Balance, end of period, net of reinsurance	$2,719	$2,566

Net amount at risk (1)	$13,193	$12,238
Weighted average attained age of contract holders (years)	71 years	71 years
(1)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
The reconciliation of market risk benefits by amounts in an asset position and in a liability position to the “Market risk benefits” amount in the Condensed Consolidated Statements of Financial Position follows.

	March 31, 2026
	Asset	Liability	Net Liability
	(Dollars in millions)
Market risk benefits	$1,193	$4,501	$3,308

	December 31, 2025
	Asset	Liability	Net Liability
	(Dollars in millions)
Market risk benefits	$1,174	$4,536	$3,362

19. Long Term Borrowings
The following is a summary of our long term borrowings:

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Term Loan Credit Facility - due May 25, 2027	$99	$98
5.000% Senior Notes - due June 15, 2027	492	490
5.750% Senior Notes - due October 1, 2029	596	596
6.144% Senior Notes - due June 13, 2032	497	497
6.000% Senior Notes - due July 15, 2035	692	692
5.000% American Equity Capital Trust II - due June 1, 2047	84	84
7.000% Fixed-Rate Reset Junior Subordinated Notes - due December 1, 2055	494	494
Total	$2,954	$2,951
The agreements above require the Company and its subsidiaries to maintain minimum net worth covenants. As of March 31, 2026 and December 31, 2025, the Company was in compliance with its financial covenants.
20. Income Taxes
For the three months ended March 31, 2026 and 2025, the effective tax rates on pre-tax income were 85.0% and 21.3%, respectively. For the three months ended March 31, 2026, the Company’s effective rate was higher than the statutory rate of 21% primarily due to the impact of permanent differences relative to comparatively low net income before income taxes. Items impacting the rate included changes to our Bermuda deferred tax asset and tax credit project expenses which resulted in a 70% increase in the effective tax rate. For the three months ended March 31, 2025, the Company’s effective tax rate was not materially different from the statutory rate of 21%.
Pillar Two and Bermuda Corporate Income Tax Regime
In December 2023, the Government of Bermuda enacted a corporate income tax (“CIT”) regime, designed to align with the Organization for Economic Cooperation and Development's ("OECD's") global minimum tax rules. The Corporate Income Tax Act 2023 came into operation in its entirety on January 1, 2025. The regime applies a 15% CIT to Bermuda businesses that are part of Multinational Enterprise Groups with annual revenue of €750 million or more, which includes ANGI. As of March 31, 2026, we had a current tax asset of $44 million and a deferred tax asset of $446 million and as of December 31, 2025, we had a current tax asset of $44 million and a deferred tax asset of $457 million related to this regime.
The Company continues to evaluate the impact of the global minimum tax requirements by monitoring the legislative changes and future developments in relation to Pillar Two across jurisdictions in which the Company operates and assessing their impact on our operations and financial statements.
21. Stockholders' Equity
Common Stock
The Company has 10,000 shares of common stock with a par value of $0.01 per share authorized and outstanding, all of which are held by Brookfield Wealth Solutions Ltd. and its affiliates. See Note 1 - Organization and Description of the Company for additional information.
Preferred Stock - Dividends
Dividends on the Series D preferred stock are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the 15th day of January, April, July and October of each year, commencing on April 15, 2025. The Series D preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions.
During the three months ended March 31, 2026, we accrued for dividends totaling $6 million for the Series D preferred stock. For the three months ended March 31, 2025, we accrued for dividends totaling $6 million for Series D preferred stock.
For the three months ended March 31, 2025, we paid dividends totaling $8 million for Series A preferred stock.
For the three months ended March 31, 2025, we paid dividends totaling $5 million for Series B preferred stock.

22. Accumulated Other Comprehensive Income
The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below:

	Change in Net Unrealized Investment Gains (Losses)	Change in Discount Rate for Future Policy Benefits	Change in Instrument- Specific Credit Risk for Market Risk Benefits	Defined Benefit Pension Plan Adjustment	Total
	(Dollars in millions)
Balance as of December 31, 2025	$880	$159	$(15)	$70	$1,094
Other comprehensive income (loss) before reclassifications	(853)	183	182	(4)	(492)
Amounts reclassified to (from) AOCI	8	—	—	—	8
Deferred income tax benefit (expense)	178	(39)	(39)	1	101
Balance at March 31, 2026	$213	$303	$128	$67	$711

Balance as of December 31, 2024	$154	$279	$(196)	$103	$340
Other comprehensive income (loss) before reclassifications	397	(35)	68	(4)	426
Amounts reclassified to (from) AOCI	(7)	—	—	—	(7)
Deferred income tax benefit (expense) and other	(83)	12	(19)	1	(89)
Balance at March 31, 2025	$461	$256	$(147)	$100	$670
23. Related Party Transactions
The Company has entered into recurring transactions and agreements with certain related parties. The impact on the Condensed Consolidated Financial Statements of significant related party transactions is discussed below.
Investment Management
For the three months ended March 31, 2026 and 2025, the Company paid investment management fees pursuant to investment management agreements with an affiliate of Brookfield Asset Management Ltd. (“BAM”) of $62 million and $47 million, respectively. The Company had $57 million and $57 million of investment management fees payable to an affiliate of BAM as of March 31, 2026 and December 31, 2025, respectively, which are included in “Due to related parties” on the Condensed Consolidated Statements of Financial Position.
Other Related Party Transactions
As of March 31, 2026 and December 31, 2025, we held investments in related parties of $9.9 billion and $9.6 billion, respectively, not including equity method investments. See Note 8 - Variable Interest Entities and Equity Method Investments for details on our equity method investments. Our investments in related parties as of March 31, 2026 and December 31, 2025 include approximately $4.0 billion and $4.2 billion respectively, of private loans with subsidiaries of Brookfield Corporation. The Company’s investments in related parties are net of maturities, prepayments and sales that occurred during the year and reflect any other changes in carrying values during the year, such as fair value changes for investments carried at fair value.
For the three months ended March 31, 2026 and 2025, we did not have significant investment transactions with related parties.
Subsidiaries of the Company had demand deposit agreements with Brookfield Treasury Management Inc. (“BTMI”), a subsidiary of Brookfield Corporation and BAMR US Holdings LLC (“BAMR”), an indirect wholly-owned subsidiary of Brookfield Wealth Solutions. As of March 31, 2026 and December 31, 2025, the balance under the BTMI agreement was $269 million and $265 million, respectively. The balance outstanding under the agreement with BAMR at March 31, 2026 and December 31, 2025 was $429 million and $532 million, respectively. These amounts are included in “Cash and cash equivalents” in the Company's Condensed Consolidated Statements of Financial Position. For the three months ended March 31, 2026 and 2025, the Company earned interest income from these agreements of $9 million and $9 million, respectively.

24. Segment Reporting
Management organizes the business into two reporting segments:
–Annuities - consists of fixed and fixed index annuity products, as well as PRT contracts and funding agreements. Products are primarily sold through independent agents, brokers, and financial institutions, along with multiple-line and career agents.
–Life Insurance - consists primarily of whole, term, universal, indexed and variable life insurance formerly sold through career, multiple-line, and independent agents as well as direct marketing channels.
Corporate and other consists of net investment income from investments and certain expenses not allocated to the insurance segments and revenues and related expenses from non-insurance operations.
Prior to October 1, 2025, the Company was organized into three segments, annuities, life insurance, and property and casualty. As discussed in Note 26 - Discontinued Operations, the Company completed the transfer of the P&C Subsidiaries on October 1, 2025. The transfer represented a strategic shift for ANGI and accordingly, the property and casualty segment is no longer a segment. The prior period disclosures below have been recast to present segment information on a comparative basis.
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

The tables below provide each segment’s results in the format that the CODM reviews its reporting segments to make decisions and assess performance.

	Three Months Ended March 31, 2026
	Annuities	Life Insurance	Total
	(Dollars in millions)
Net premiums and other policy related revenues	$239	$89
Net investment income, including reinsurance funds withheld	1,352	38
Segment revenues (1)(2)	1,591	127	$1,718
Policyholder benefits, net	205	74
Interest sensitive contract benefits, excluding index credits	588	4
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	185	7
Other insurance and reinsurance expenses (3)	107	—
Operating expenses, excluding transactions costs	124	22
Segment DOE	$382	$20	$402
Corporate and other DOE			(96)
Depreciation and amortization expenses			(39)
Deferred income tax recovery (expense) relating to basis and other changes			51
Transaction costs			(26)
Mark-to-market gains (losses) on investments, including reinsurance funds withheld			(137)
Mark-to-market gains (losses) on insurance contracts and other net assets			(162)
Loss from continuing operations (4)			$(7)

	Three Months Ended March 31, 2025
	Annuities	Life Insurance	Total
	(Dollars in millions)
Net premiums and other policy related revenues	$528	$101
Net investment income, including reinsurance funds withheld	1,238	51
Segment revenues (1)(2)	1,766	152	$1,918
Policyholder benefits, net	461	85
Interest sensitive contract benefits, excluding index credits	472	7
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	222	7
Other insurance and reinsurance expenses (3)	93	—
Operating expenses, excluding transactions costs	111	21
Segment DOE	$407	$32	$439
Corporate and other DOE			(98)
Depreciation and amortization expenses			(52)
Deferred income tax recovery (expense) relating to basis and other changes			138
Transaction costs			(32)
Mark-to-market gains (losses) on investments, including reinsurance funds withheld			(75)
Mark-to-market gains (losses) on insurance contracts and other net assets			(582)
Loss from continuing operations (4)			$(262)
(1)For the three months ended March 31, 2026 and 2025, there were no material intersegment revenues.
(2)Our consolidated revenues in the Condensed Consolidated Statements of Operations principally represent the sum of “Segment revenues” and “Mark-to-market gains (losses) on investments, including reinsurance funds withheld” in the tables above.
(3)“Other insurance and reinsurance expenses” primarily represent “Change in fair value of market risk benefits” excluding the effect of changes in market risks (e.g., interest rates, equity markets and equity index volatility). See Note 18 - Market Risk Benefits for the details of market risk benefits.
(4)Loss from continuing operations is net loss attributable to American National Group Inc. common stockholder less income from discontinuing operations, net of tax.
The Company’s Annuities segment offers annuity-based products to individuals and institutions. Total premium revenues recorded within Annuities segment for the three months ended March 31, 2026 and 2025 were primarily from PRT transactions with institutions in the United States. Premiums received from retail annuities are generally recorded as deposits and are not included in net premiums.

The Company’s Life Insurance business is principally provided by American National. Total premium revenues recorded within this segment for the three months ended March 31, 2026 and 2025 were primarily from transactions with U.S. retail customers.
In addition to DOE, the CODM also monitors the assets, including investments accounted for using the equity method, liabilities and equity attributable to each segment.

	Annuities	Life Insurance	Total (1)
	(Dollars in millions)
As of March 31, 2026
Assets	$119,246	$8,282	$127,528
Liabilities	109,485	7,909	117,394
Equity	9,761	373	10,134

As of December 31, 2025
Assets	$118,834	$8,872	$127,706
Liabilities	108,829	8,016	116,845
Equity	10,005	856	10,861
(1)Table excludes amounts related to Corporate and other which is not a reportable segment for ANGI.
A subsidiary of American National held $1.3 billion and $1.4 billion of assets pledged under a coinsurance reinsurance agreement with a customer domiciled in the United Kingdom as of March 31, 2026 and December 31, 2025, respectively. There were no other material assets held in jurisdictions outside of the United States as of March 31, 2026 and December 31, 2025.
There was no material revenue generated in jurisdictions outside of the United States for the three months ended March 31, 2026 and 2025.
25. Financial Commitments and Contingencies
Commitments
As of March 31, 2026, the Company and its subsidiaries, in aggregate, had outstanding unfunded commitments to purchase, expand or improve real estate and to fund mortgage loans, private loans and investment funds of $5.9 billion.
The Company’s subsidiaries lease office space, technological equipment and automobiles. The remaining long-term lease commitments as of March 31, 2026 were approximately $123 million and are included in the Company’s Condensed Consolidated Statements of Financial Position within “Other liabilities”.
Federal Home Loan Bank (“FHLB”) Agreements
Certain of the Company’s subsidiaries have access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of March 31, 2026, certain municipal bonds and collateralized mortgage obligations with a fair value of approximately $782 million and commercial mortgage loans of approximately $1.1 billion were on deposit with the FHLB as collateral for borrowing. As of March 31, 2026, the collateral provided borrowing capacity of approximately $1.2 billion. The deposited securities and commercial mortgage loans are included in the Condensed Consolidated Statements of Financial Position within “Available-for-sale fixed maturity securities” and “Mortgage loans on real estate”, respectively.
Funding Agreements
Starting in 2025, we have a funding agreement-backed note (“FABN”) program under which a subsidiary of the Company (a statutory trust that is not consolidated or affiliated with us) issues its senior secured medium-term notes. The FABN notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors for the purposes of generating a spread-based return. As of March 31, 2026, we had $2.0 billion outstanding under the FABN program. The maximum aggregate principal amount permitted to be outstanding at any one time is $4.0 billion. In addition, we had $789 million outstanding under other funding agreements at March 31, 2026.
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
26. Discontinued Operations
As discussed in Note 1 - Organization and Description of the Company, the Company completed the transfer of the P&C Subsidiaries on October 1, 2025. The results of the P&C Subsidiaries have been presented as discontinued operations as the transfer represented a strategic shift for ANGI. The transfer of the P&C Subsidiaries resulted in the removal of the P&C segment which is further discussed in Note 24 - Segment Reporting.
The following table summarizes the major components of net income from discontinued operations, net of tax related to the distribution, for the three months ended March 31, 2025.

Three Months Ended March 31, 2025
(Dollars in millions)
Net premiums	$431
Net investment income	24
Investment related losses	(7)
Other income	2
Total revenues	450

Policyholder benefits and claims incurred	286
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	80
Operating expenses	51
Total benefits and expenses	417

Net income before income taxes from discontinued operations	33
Income tax expense	7
Net income from discontinued operations	$26
27. Subsequent Events
The Company evaluated all events and transactions through May 14, 2026, the date the accompanying condensed consolidated financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited condensed consolidated financial position at March 31, 2026 compared with December 31, 2025, and our unaudited condensed consolidated results of operations for the three months ended March 31, 2026 and 2025, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited condensed consolidated financial statements, notes thereto and selected condensed consolidated financial data appearing elsewhere in this Form 10-Q as well as the December 31, 2025 audited consolidated financial statements included in the Form 10-K, filed with the SEC on March 30, 2026. Interim operating results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the entire year. Preparation of financial statements requires use of management estimates and assumptions.
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
Overview of our Business
Through our insurance subsidiaries, our Company is focused on being a source of certainty for individuals and institutions through a range of insurance and retirement services. Our business is presently conducted through our subsidiaries under two operating segments: Annuities and Life Insurance.

Key Financial Data
The following table presents key financial data of the Company:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Total assets	$130,406	$123,434
Net loss attributable to American National Group Inc. common stockholder	(7)	(236)
Segment distributable operating earnings (1)	402	439
(1)Distributable Operating Earnings is a Non-GAAP measure. See “Reconciliation of Non-GAAP Measures”.
Results of Operations for the Three Months Ended March 31, 2026 and 2025
Net Premiums
The breakdown of premiums by product, net of ceded premiums is as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Annuities
Retail (1)
Fixed Index	$—	$—
Fixed Rate	—	2
Total Retail Annuities	—	2
Institutional
Pension Risk Transfer (2)	62	376
Total Institutional Annuities	62	376

Total Annuities	62	378

Life	83	80

Total net premiums	$145	$458
(1)Premiums received from retail annuities are generally recorded as deposits and are not included in net premiums on the Condensed Consolidated Statements of Operations.
(2)Premiums differ from gross annuity sales in Pension Risk Transfer (PRT), since premiums are recognized as revenue when due while they are included in sales upon deal close, which is confirmed by the counterparty.
Comparison of Three Months Ended March 31, 2026 vs. 2025
For the three months ended March 31, 2026, we reported total net premiums of $145 million, compared to net premiums of $458 million for the same period in 2025. The decrease of $313 million is a result of a smaller PRT market during 2026.

Gross Annuity Sales
Gross annuity sales are comprised of directly written retail and institutional annuity deposits, which generally are not included in revenues on the Condensed Consolidated Statements of Operations.
The breakdown of gross annuity sales is as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Retail:
Fixed Index	$1,691	$1,835
Fixed Rate	1,379	1,043
Other (1)	176	46
Total Retail Annuities	3,246	2,924

Institutional:
Pension Risk Transfer (2)	64	382
Funding Agreements	500	500
Total Institutional Annuities	564	882

Total gross annuity sales	$3,810	$3,806
(1)Other retail annuities represent sales of single premium immediate annuities and structured settlement annuities.
(2)Gross annuity sales differ from premiums in Pension Risk Transfer, since premiums are recognized as revenue when due while they are included in sales upon deal close, which is confirmed by the counterparty.
Comparison of Three Months Ended March 31, 2026 vs. 2025
For the three months ended March 31, 2026, we reported total gross annuity sales of $3.8 billion, compared to gross annuity sales of $3.8 billion in the prior year period. Annuity sales were largely consistent quarter over quarter led by increased sales in our fixed rate annuity product. This was offset by a decrease in PRT sales due to a smaller PRT market during 2026.

The following table summarizes the financial results of our business for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Net premiums	$145	$458
Other policy revenue	162	149
Net investment income	1,289	1,251
Investment related gains (losses)	(30)	3
Other income	34	28
Total revenues	1,600	1,889

Policyholder benefits and claims incurred	231	602
Interest sensitive contract benefits	545	512
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	272	238
Change in fair value of insurance-related derivatives and embedded derivatives	138	199
Change in fair value of market risk benefits	139	361
Operating expenses	206	224
Interest expense	49	44
Total benefits and expenses	1,580	2,180
Net income (loss) before income taxes	20	(291)
Income tax expense (benefit)	17	(62)
Income (loss) from continuing operations	3	(229)
Income from discontinuing operations, net of tax	—	26
Net income (loss)	3	(203)
Less: Net income from continuing operations attributable to noncontrolling interests, net of tax	4	3
Net loss attributable to American National Group Inc. stockholders	(1)	(206)
Less: Preferred stock dividends and redemption	6	30
Net loss attributable to American National Group Inc. common stockholder	$(7)	$(236)
Comparison of Three Months Ended March 31, 2026 vs. 2025
For the three months ended March 31, 2026, we reported a net loss of $(1) million, compared to a net loss of $(206) million for the same period in 2025. The change in net income (loss) is primarily driven by decreases in the expense associated with the change in fair value of market risk benefits and the expense associated with the change in fair value of insurance-related derivatives and embedded derivatives as a result of equity market and interest rate movements. Additionally, there was an increase in net investment income due to continued rotation into higher yielding investment strategies and a decrease in policyholder benefits and claims incurred, partially offset by a decrease in net premiums, due to lower PRT sales. Those impacts were partially offset by an increase in interest sensitive contract benefits and an increase in amortization of DAC, DSI, and VOBA which are a result of continued growth of the annuity business.
Net premiums and other policy revenue of $307 million decreased by $300 million for the three months ended March 31, 2026, compared to the same period in 2025 primarily due to lower PRT sales as compared to the prior year period due to a smaller PRT market during 2026.
Net investment income increased by $38 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by the increase in assets under management due to sustained growth of the business as well as continued rotation into higher yielding investment strategies.
The Company realized investment related losses of $30 million for the three months ended March 31, 2026, compared to gains of $3 million for the same period in 2025. The decrease in investment gains of $33 million was primarily due to unrealized losses on equity securities during 2026.
Policyholder benefits and claims incurred decreased by $371 million for the three months ended March 31, 2026, compared to the same period in 2025. The decrease is primarily due to a reduction in PRT sales which resulted in lower reserve changes.
For the three months ended March 31, 2026, interest sensitive contract benefits increased compared to the same period in 2025 by $33 million which was primarily driven by an increase in the in-force block of annuity business due to continued growth of the business.
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired increased by $34 million compared to the same period in 2025, primarily due to continued growth of the annuity business which increases the deferred acquisition cost and deferred sales inducements assets.

Change in fair value of insurance-related derivatives and embedded derivatives decreased by $61 million for the three months ended March 31, 2026 compared to the same period of 2025. The decrease was primarily due to the impact of interest rates and equity market performance on the fair value of the embedded derivatives and equity-indexed options.
The decrease in the change in fair value of market risk benefit of $222 million for the three months ended March 31, 2026 compared to the same period of 2025 was primarily due to the impact of interest rates and equity markets on the valuation of these liabilities.
Operating expenses decreased by $18 million for the three months ended March 31, 2026 compared to the same period in 2025, primarily driven by a one-time non-recurring transaction related expense in 2025.
Interest expense on borrowings increased by $5 million for the three months ended March 31, 2026 compared to the same period in 2025 primarily as a result of increased borrowings with senior notes issued in June 2025 and junior subordinated notes entered into in August 2025. These increases in interest expense were partially offset by recurring repayments of the term loan during 2025.
Income tax expense was $17 million for the three months ended March 31, 2026, resulting in an effective tax rate of 85.0%. This is compared to a $(62) million tax benefit and a 21.3% effective tax rate for the same period in 2025. For the three months ended March 31, 2026, the Company’s effective rate was higher than the statutory rate of 21% primarily due to the impact of permanent differences relative to comparatively low net income before income taxes. Items impacting the rate included changes to our Bermuda deferred tax asset and tax credit project expenses which resulted in a 70% increase in the effective tax rate. For the three month period ended March 31, 2025, the Company’s effective tax rate was not materially different from the statutory rate of 21%.
Income from discontinuing operations, net of tax was $0 million for the three months ended March 31, 2026 compared to $26 million for the same period in 2025. Income from discontinuing operations was largely attributable to improvements in our loss experience arising from underwriting actions implemented on the property casualty block of business which was disposed of during 2025 as discussed in Note 26 - Discontinued Operations.
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
The following table presents DOE of each of our reporting segments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Annuities	$382	$407
Life Insurance	20	32
Segment DOE	$402	$439
Comparison of Three Months Ended March 31, 2026 vs. 2025
Annuities – DOE decreased by $25 million for the three months ended March 31, 2026 compared to the same period in 2025. The decrease is primarily attributable to a decrease in net premiums and policyholder benefits due to a smaller PRT market during 2026 as well as an increase in interest sensitive contract benefits as a result of increased new business option costs and fixed interest. These changes were partially offset by increased investment income from our continued deployment into higher yielding investment strategies coupled with an increased asset base from annuity sales over the past twelve months.
Life Insurance – DOE decreased by $12 million for the three months ended March 31, 2026 compared to the same period in 2025. The decrease was driven by the continued impact of the executed RGA reinsurance treaty executed during the third quarter of 2024.

Financial Condition
Comparison as of March 31, 2026 and December 31, 2025
The following table summarizes the financial position as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Assets
Investments	$93,560	$90,516
Cash and cash equivalents	8,934	11,660
Accrued investment income	805	799
Deferred policy acquisition costs, deferred sales inducements and value of business acquired	11,615	11,513
Deferred tax asset	446	460
Reinsurance recoverables and deposit assets	9,092	9,255
Property and equipment	157	161
Intangible assets	1,483	1,501
Other assets	2,786	2,822
Goodwill	748	748
Separate account assets	780	822
Total assets	$130,406	$130,257

Liabilities
Future policy benefits	$10,784	$10,962
Policyholders’ account balances	94,081	92,992
Policy and contract claims	328	410
Market risk benefits	4,501	4,536
Due to related parties	109	103
Other policyholder funds	351	353
Notes payable	206	205
Long term borrowings	2,954	2,951
Funds withheld for reinsurance liabilities	2,969	3,088
Other liabilities	3,947	4,166
Separate account liabilities	780	822
Total liabilities	121,010	120,588

Equity
Preferred stock, Series D	292	292
Additional paid-in capital	6,467	6,404
Accumulated other comprehensive income, net of taxes	711	1,094
Retained earnings	1,756	1,759
Non-controlling interests	170	120
Total equity	9,396	9,669
Total liabilities and equity	$130,406	$130,257
March 31, 2026 vs. December 31, 2025
Total assets increased by $149 million during the period to $130.4 billion. The increase is primarily driven by net annuity inflows which results in increased cash and investment purchases as well as additional capitalization of deferred policy acquisition costs and deferred sales inducements due to continued strong annuity sales.
Total investments increased by $3.0 billion from December 31, 2025 to March 31, 2026. The increase is primarily driven by net annuity inflows and redeployment of cash and cash equivalents into fixed maturity investments resulting in increased investment purchases.
Cash and cash equivalents decreased by $2.7 billion from December 31, 2025 to March 31, 2026. The decrease is primarily driven by the deployment of funds into our investments. We continue to maintain a strong liquidity position across our segments. For further information, refer to “Liquidity and Capital Resources” section within this MD&A.
Deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”) and value of business acquired (“VOBA”) are capitalized costs directly related to writing new policyholder contracts and include the VOBA intangible assets. During the year, the balance increased by $102 million primarily driven by deferrals associated with writing new business during the period.

Deferred tax assets decreased by $14 million from December 31, 2025 to March 31, 2026. The decrease is primarily due to changes in the deferred tax asset related to the Bermuda corporate income tax.
Reinsurance recoverables and deposit assets are estimated amounts due to the Company from reinsurers and include reinsurance receivables and recoverables from reinsurers and deposit assets associated with reinsurance agreements. The amount decreased by $163 million primarily driven by a reduction in the associated insurance liabilities as well as the run off of certain blocks of business ceded to external reinsurers.
Intangible assets decreased by $18 million during the year, primarily due to the amortization of intangible assets during the period.
Other assets decreased by $36 million during the year to $2.8 billion. The balance includes current tax asset, market risk benefit asset, as well as other miscellaneous receivables, and is primarily attributable to a decrease in the current tax assets as a result of changes to net income (loss) before income taxes.
Separate account assets and liabilities both decreased by $42 million during 2026, primarily due to policyholder benefits and withdrawals during the quarter as well as net realized losses on investments.
Future policy benefits and policyholders’ account balances increased by $911 million during 2026 primarily driven by annuity sales during the period and the impact of changes in interest rates and equity markets on the valuation of the embedded derivatives during the period.
Market risk benefits decreased by $35 million during 2026 primarily due to the impact of changes in interest rates and equity markets.
Funds withheld for reinsurance liabilities decreased by $119 million during 2026 as a result of decrements on the existing ceded liabilities and the corresponding funds withheld payable as flow business is not being ceded to external reinsurers.
Other liabilities decreased by $219 million during 2026. The balance includes the reinsured market risk benefits liability, accrued interest on debt and other miscellaneous payables. The decrease during 2026 is primarily driven by a decrease in deferred tax liabilities as a result of changes in unrealized gains or losses and future policy benefits and a decrease in miscellaneous payables due to timing.
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

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Cash and cash equivalents	$8,934	$11,660
Liquid financial assets	43,112	42,041
Undrawn credit facilities	1,236	1,505
Total liquidity (1)	$53,282	$55,206
(1)Total Liquidity is a Non-GAAP measure. See “Performance Measures used by Management.”
Today, we have significant liquidity within our insurance portfolios, giving us flexibility to secure attractive investment opportunities. In addition to a portfolio of highly liquid financial assets, our operating companies have additional access to liquidity from sources such as the Federal Home Loan Bank (“FHLB”) and access to a sub-allocation under the Brookfield Wealth Solutions revolving credit facility. As of March 31, 2026, the Company had no drawings and a total of $1.2 billion undrawn commitment available related to the FHLB program, and access to $500 million of capacity under the revolving credit facility.
Liquidity within our insurance subsidiaries may be restricted from time to time due to regulatory constraints. As of March 31, 2026, the Company’s total liquidity was $53.3 billion, which included $502 million of cash and cash equivalents held outside of the regulated insurance companies.

Comparison of the Three Months Ended March 31, 2026 and 2025
The following table presents a summary of our cash flows and ending cash balances for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Operating activities	$699	$672
Investing activities	(4,314)	(5,748)
Financing activities	889	1,265
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	11,660	11,330
Net change during the period	(2,726)	(3,811)
Cash and cash equivalents, end of period	8,934	7,519
Less: Cash and cash equivalents of discontinued operations	—	496
Cash and cash equivalents, end of period	$8,934	$7,023
Operating Activities
For the three months ended March 31, 2026, we generated $699 million of cash from operating activities compared to $672 million during 2025, primarily due to an increase in net investment income due to continued rotation into higher yielding investment strategies for three months ended March 31, 2026 compared to the three months ended March 31, 2025 as detailed above.
Investing Activities
For the three months ended March 31, 2026, cash outflows arose as we deployed cash and cash equivalents held as of December 31, 2025 to primarily short-term investments and available-for-sale fixed maturity securities and continued to rotate our investment portfolio into higher yielding investment strategies. This resulted in net deployment of $4.3 billion of cash from investing activities, compared to net deployment of $5.7 billion in the prior year.
Financing Activities
For the three months ended March 31, 2026, we recorded a net cash inflow of $889 million from our financing activities, compared to net inflow of $1.3 billion recorded in 2025. The proceeds in the current year period were mainly as a result of $891 million net payments received on policyholders’ account deposits partially offset by withdrawals on such accounts.
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
Future Capital Obligations and Requirements
As of March 31, 2026, the Company and its subsidiaries, in aggregate, had outstanding investment commitments of $5.9 billion. The funded commitments are primarily recognized as mortgage loans, private loans, investment funds, investment real estate and other invested assets. For additional information, see Note 25 - Financial Commitments and Contingencies of the financial statements.

The following is the maturity by year on long term borrowings:

	Payments Due by Year
	Total	Unamortized Discount and Issuance Costs	Less Than 1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More Than 5 Years
	(Dollars in millions)
As of March 31, 2026
Long term borrowings	$2,954	$(46)	$—	$600	$—	$600	$—	$1,800

As of December 31, 2025
Long term borrowings	$2,951	$(49)	$—	$600	$—	$600	$—	$1,800
For additional information, See Note 19 - Long Term Borrowings of the financial statements.
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
The Company has determined that it is in compliance with all capital requirements as of March 31, 2026 and December 31, 2025.
Performance Measures Used by Management
To measure performance, we focus on net income and total assets, as well as certain Non-GAAP measures, including DOE and Total Liquidity, which we believe are useful to investors to provide additional insights into assets within the business available for redeployment. See “Results of Operations”, “Financial Condition,” and “Liquidity and Capital Resources” sections of this MD&A for further discussion on our performance and Non-GAAP measures for the three months ended March 31, 2026 and 2025.
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
The following table contains further details regarding our use of our Non-GAAP measures, as well as a reconciliation of GAAP consolidated net income from continuing operations to DOE:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Loss from continuing operations (1)	$(7)	$(262)
Mark-to-market losses (gains) on investments, including reinsurance funds withheld (2)	137	75
Mark-to-market losses (gains) on insurance contracts and other net assets (3)(4)	162	582
Deferred income tax expense (recovery) relating to basis and other changes	(51)	(138)
Transaction costs	26	32
Depreciation and amortization expenses	39	52
Corporate and other DOE	96	98
Segment DOE	$402	$439
(1)Loss from continuing operations is net loss attributable to American National Group Inc. common stockholder less income from discontinuing operations, net of tax.
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
(3)“Mark-to-market losses (gains) on insurance contracts and other net assets” principally represents the mark-to-market effect on insurance-related liabilities, net of reinsurance, due to changes in market risks (e.g., interest rates, equity markets and equity index volatility). These mark-to-market effects are primarily included in “Interest sensitive contract benefits”, “Change in fair value of insurance-related derivatives and embedded derivatives” and “Change in fair value of market risk benefits” on the Condensed Consolidated Statements of Operations. See the following notes to the condensed consolidated financial statements for additional information: (i) Note 9 - Derivative Instruments; (ii) Note 17 - Policyholders' Account Balances; and (iii) Note 18 - Market Risk Benefits.
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
We manage insurance risk through choosing whether to purchase reinsurance for certain amounts of risk underwritten in our Annuities and Life Insurance segments.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of March 31, 2026 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 25 - Financial Commitments and Contingencies to the unaudited condensed consolidated financial statements in this Form 10-Q, which is incorporated by reference in this Item 1, for any required disclosure.
Item 1A. Risk Factors
We describe certain factors that may affect our business or operations under "Risk Factors" in Part I, Item 1A, of our 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following materials from American National Group Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Position, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Unaudited Consolidated Financial Statements.

104	The cover page from American National Group Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2026 formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 14, 2026	AMERICAN NATIONAL GROUP INC.

		By:	/s/ Reza Syed
Reza Syed
Chief Financial Officer & Executive Vice President