Form 10-Q
period 2026-06-30
American National Group Inc.
filed 2026-08-13
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 001-31911
American National Group Inc.
(Exact name of Registrant as specified in its charter)

Delaware	42-1447959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1201 Louisiana Street, Suite 2900
Houston, Texas 77002-5607
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 12, 2026, 10,000 shares of our common shares were outstanding, all of which are held by Brookfield Wealth Solutions Ltd. and its affiliates.
American National Group Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) for Form 10-Q and therefore is filing this Form 10-Q in the reduced disclosure format.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except share and per share data)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Investments:
Available-for-sale fixed maturity securities, at fair value (net of allowance for credit losses of $0 and $3, respectively; amortized cost of $61,429 and $56,854, respectively)	$61,598	$57,992
Equity securities, at fair value	595	1,179
Mortgage loans on real estate, at amortized cost (net of allowance for credit losses of $112 and $100, respectively)	11,554	11,113
Private loans, at amortized cost (net of allowance for credit loss of $125 and $149, respectively)	8,949	8,926
Investment real estate and real estate partnerships (net of accumulated depreciation of $218 and $228, respectively)	6,225	5,800
Investment funds	3,605	3,187
Policy loans	238	234
Short-term investments, at estimated fair value	484	600
Other invested assets	2,203	1,485
Total investments	95,451	90,516

Cash and cash equivalents	8,416	11,660
Accrued investment income	834	799
Deferred policy acquisition costs, deferred sales inducements and value of business acquired	11,665	11,513
Deferred tax asset	435	460
Reinsurance recoverables and deposit assets	8,831	9,255
Property and equipment (net of accumulated depreciation of $129 and $352, respectively)	70	161
Intangible assets (net of accumulated amortization of $324 and $154, respectively)	1,480	1,501
Goodwill	748	748
Other assets	2,910	2,822
Separate account assets	874	822
Total assets	$131,714	$130,257

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except share and per share data)

(Unaudited)

	June 30, 2026	December 31, 2025
Liabilities
Future policy benefits	$10,879	$10,962
Policyholders’ account balances	96,064	92,992
Policy and contract claims	298	410
Market risk benefits	4,751	4,536
Due to related parties	105	103
Other policyholder funds	355	353
Notes payable	206	205
Long term borrowings	2,957	2,951
Funds withheld for reinsurance liabilities	2,887	3,088
Other liabilities	3,669	4,166
Separate account liabilities	874	822
Total liabilities	123,045	120,588

Commitments and Contingencies (Note 25)

Equity
Preferred stock, Series D; par value $1 per share; $25,000 per share liquidation preference; 12,000 shares authorized; issued and outstanding: 2026 - 12,000 shares 2025 - 12,000 shares	292	292
Additional paid-in capital	5,865	6,404
Accumulated other comprehensive income, net of taxes	433	1,094
Retained earnings	1,955	1,759
Non-controlling interests	124	120
Total equity	8,669	9,669
Total liabilities and equity	$131,714	$130,257

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net premiums	$142	$354	$287	$812
Other policy revenue	190	172	352	321
Net investment income	1,289	1,139	2,578	2,390
Investment related gains (losses)	59	(11)	29	(8)
Other income	26	27	60	55
Total revenues	1,706	1,681	3,306	3,570

Policyholder benefits and claims incurred	244	510	475	1,112
Interest sensitive contract benefits	762	485	1,307	997
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	271	246	543	484
Change in fair value of insurance-related derivatives and embedded derivatives	(232)	131	(94)	330
Change in fair value of market risk benefits	109	(47)	248	314
Operating expenses	230	168	436	392
Interest expense	42	49	91	93
Total benefits and expenses	1,426	1,542	3,006	3,722
Net income (loss) before income taxes	280	139	300	(152)
Income tax expense (benefit)	72	27	89	(35)
Income (loss) from continuing operations	208	112	211	(117)
Income from discontinuing operations, net of tax	—	42	—	68
Net income (loss)	208	154	211	(49)
Less: Net income from continuing operations attributable to noncontrolling interests, net of tax	4	2	8	5
Net income (loss) attributable to American National Group Inc. stockholders	204	152	203	(54)
Less: Preferred stock dividends and redemption	6	11	12	41
Net income (loss) attributable to American National Group Inc. common stockholder	$198	$141	$191	$(95)
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$208	$154	$211	$(49)
Other comprehensive income (loss), net of tax:
Change in net unrealized investment gains (losses)	(88)	127	(755)	434
Change in discount rate for future policy benefits	(61)	(53)	83	(76)
Change in instrument-specific credit risk for market risk benefits	(123)	(78)	20	(29)
Defined benefit pension plan adjustment	(3)	(2)	(6)	(5)
Total other comprehensive income (loss)	(275)	(6)	(658)	324
Comprehensive income (loss)	(67)	148	(447)	275
Less: Comprehensive income attributable to noncontrolling interests	4	2	8	5
Comprehensive income (loss) attributable to American National Group Inc. stockholders	$(71)	$146	$(455)	$270
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
(Unaudited)

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
For the three months ended June 30, 2026
Balance at March 31, 2026	$292	$6,467	$711	$1,756	$170	$9,396
Net income for period	—	—	—	204	4	208
Other comprehensive loss	—	—	(275)	—	—	(275)
Contributions from (distributions to) shareholders, net of tax	—	(604)	—	—	—	(604)
Consolidations (deconsolidations) of noncontrolling interests	—	—	—	—	(118)	(118)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	68	68
Dividends	—	—	—	(6)	—	(6)
Other	—	2	(3)	1	—	—
Balance at June 30, 2026	$292	$5,865	$433	$1,955	$124	$8,669

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
For the three months ended June 30, 2025
Balance at March 31, 2025	$588	$7,571	$670	$1,133	$83	$10,045
Net income for period	—	—	—	152	2	154
Other comprehensive loss	—	—	(6)	—	—	(6)
Consolidations (deconsolidations) of noncontrolling interests	—	—	—	—	58	58
Contributions from (distributions to) noncontrolling interests	—	—	—	—	(8)	(8)
Dividends	—	—	—	(11)	—	(11)
Other	—	(24)	—	9	—	(15)
Balance at June 30, 2025	$588	$7,547	$664	$1,283	$135	$10,217

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Dollars in millions)
(Unaudited)

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
For the six months ended June 30, 2026
Balance at December 31, 2025	$292	$6,404	$1,094	$1,759	$120	$9,669
Net income for period	—	—	—	203	8	211
Other comprehensive loss	—	—	(658)	—	—	(658)
Contributions from (distributions to) shareholders, net of tax	—	(560)	—	—	—	(560)
Consolidations (deconsolidations) of noncontrolling interests	—	—	—	—	(66)	(66)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	62	62
Dividends	—	—	—	(12)	—	(12)
Other	—	21	(3)	5	—	23
Balance at June 30, 2026	$292	$5,865	$433	$1,955	$124	$8,669

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
For the six months ended June 30, 2025
Balance at December 31, 2024	$685	$7,569	$340	$1,356	$78	$10,028
Net income (loss) for period	—	—	—	(54)	5	(49)
Other comprehensive income	—	—	324	—	—	324
Consolidations (deconsolidations) of noncontrolling interests	—	—	—	—	58	58
Contributions from (distributions to) noncontrolling interests	—	—	—	—	(6)	(6)
Dividends	—	—	—	(30)	—	(30)
Preferred stock issuance	292	—	—	—	—	292
Preferred stock redemption	(389)	—	—	(11)	—	(400)
Other	—	(22)	—	22	—	—
Balance at June 30, 2025	$588	$7,547	$664	$1,283	$135	$10,217
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025

Operating activities:
Net income (loss)	$211	$(49)
Less: Net income from discontinued operations	—	(68)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other policy revenue	(352)	(321)
Accretion on investments	(262)	(405)
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	543	484
Deferral of policy acquisition costs	(437)	(570)
Gains (losses) on investments and derivatives	(288)	158
Other losses (gains)	13	(3)
Provisions for credit losses	(5)	—
Income from equity method investments	(121)	(163)
Distributions from equity method investments	132	165
Interest credited to policyholders' account balances	1,307	997
Change in fair value of embedded derivatives	163	228
Depreciation and amortization	71	83
Deferred income taxes	84	32
Changes in operating assets and liabilities:
Insurance-related liabilities	120	924
Premiums due and other receivables	—	(26)
Funds withheld for reinsurance liabilities	(171)	(156)
Reinsurance recoverables and deposit assets	485	493
Accrued investment income	(35)	19
Working capital and other	(68)	(457)
Cash used by operating activities - discontinued operations	—	(159)
Cash flows provided by operating activities	1,390	1,206

Investing activities:
Acquisition of subsidiary, net of cash acquired	—	6
Purchase of investments:
Available-for-sale fixed maturity securities	(7,713)	(6,072)
Equity securities	(7)	(5)
Mortgage loans on real estate	(1,909)	(579)
Private loans	(1,516)	(1,570)
Investment real estate and real estate partnerships	(578)	(1,053)
Investment funds	(604)	(1,035)
Short-term investments	(570)	(10,831)
Other invested assets	(311)	(78)
Proceeds from sales and maturities of investments:
Available-for-sale fixed maturity securities	3,131	4,604
Equity securities	24	—
Mortgage loans on real estate	1,372	1,532
Private loans	1,363	750
Investment real estate and real estate partnerships	231	65
Investment funds	201	164
Short-term investments	492	10,786
Other invested assets	87	196

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025

Purchases of derivatives	(584)	(465)
Proceeds from sales and maturities of derivatives	825	547
Purchase of intangibles and property and equipment	(30)	(25)
Proceeds from sales of intangibles and property and equipment	21	—
Distributions from equity accounted investments	—	(1)
Change in collateral held for derivatives	(90)	(306)
Other	(84)	37
Cash from investing activities - discontinued operations	—	195
Cash flows used in investing activities	(6,249)	(3,138)

Financing activities:
Contributions from (distributions to) shareholders	(10)	—
Issuance of preferred equity	—	292
Redemption of preferred equity	—	(400)
Dividends paid to stockholders	(12)	(30)
Borrowings from related parties	18	212
Repayment of borrowings to related parties	(30)	(91)
Borrowings from external parties	1	711
Repayment of borrowings to external parties	—	(700)
Repayment of borrowings issued to reinsurance entities	—	2
Deposits on policyholders’ account	7,298	7,417
Withdrawals on policyholders’ account	(5,582)	(4,751)
Debt issuance costs	—	(6)
Issuance of equity, noncontrolling interests	72	62
Distributions to noncontrolling interests	(140)	(7)
Cash from financing activities - discontinued operations	—	(5)
Cash flows provided by financing activities	1,615	2,706

Cash and cash equivalents
Cash and cash equivalents, beginning of period	11,660	11,330
Net change during the period	(3,244)	774
Cash and cash equivalents, end of period	8,416	12,104
Less: Cash and cash equivalents of discontinued operations	—	490
Cash and cash equivalents, end of period	$8,416	$11,614

Supplementary cash flow disclosure:
Cash taxes paid (net of refunds received)	$16	$52
Cash interest paid	91	85

Non-cash transactions:
Investments received as in-kind consideration from sales of investment funds	$—	$786
Distribution to Parent of promissory notes, other assets, and property and casualty related assets	491	—
Issuance of private loans as a result of refinancing	418	—
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
2. Summary of Significant Accounting Policies
The unaudited condensed consolidated financial statements and notes thereto, including all prior periods presented, have been prepared under accounting principles generally accepted in the United States of America (“GAAP”). The financial statements are prepared on a going concern basis and have been presented in U.S. dollars (“USD”) rounded to the nearest million unless otherwise indicated. The financial statements should be read in conjunction with the December 31, 2025 audited consolidated financial statements of the Company included in the Form 10-K, filed with the SEC on March 30, 2026. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending December 31, 2026. These financial statements reflect all adjustments (consisting of normal recurring adjustments, including reclassifications) which are, in the opinion of management, necessary for a fair and comparable statement of results for the interim periods presented in accordance with GAAP.
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
Basis of Consolidation
These financial statements include the accounts of the Company and its consolidated subsidiaries, which are legal entities where the Company has a controlling financial interest by either holding a majority voting interest or being the primary beneficiary of the variable interest entity (“VIE”). Entities that are determined not to be VIEs are voting interest entities (“VOEs”), which are evaluated under the voting interest model, under which a controlling financial interest is established through a majority voting interest or through other means.
The consolidation assessment depends on the specific facts and circumstances for each entity and requires judgment. All intra-group transactions, balances, income and expenses are eliminated in full on consolidation. Refer to Note 2 of the Company’s December 31, 2025 audited consolidated financial statements for a further description of the Company’s accounting policies regarding consolidation.
Out-of-Period Adjustment
During the quarter ended June 30, 2026, the Company identified an immaterial error that existed in the previously issued financial statements due to the incorrect initial classification of certain investments resulting in the impacted investments being held as equity securities rather than equity method investments within investment funds. The Company evaluated the materiality of the error from both a quantitative and qualitative perspective in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that the error was not material to any period. The Company corrected the cumulative effect of the error with an out-of-period adjustment in the financial statements for the quarter ended June 30, 2026. The out-of-period adjustment resulted in a $22 million increase in “Net income (loss)”, a $101 million decrease in “Total investments”, which includes a $540 million decrease in “Equity securities, at fair value”, and a $439 million increase in "Other invested assets”, a $21 million increase in “Deferred tax asset”, and a $80 million decrease in “Total equity”, which includes a $107 million decrease in “Additional paid-in capital”, a $22 million increase in “Retained earnings”, and a $5 million increase in “Accumulated other comprehensive income, net of taxes”. The impact to “Additional paid-in capital” is reflected in the “Contributions from (distributions to) shareholders, net of tax” line within the Condensed Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2026.

Adoption of New Accounting Pronouncements
In the current period, the Company did not adopt any Accounting Standard Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) that was material in presentation or amount.
Accounting Policies
The following is a subset of the Company’s significant accounting policies and should be read in conjunction with its significant accounting policies described in Note 2 of its December 31, 2025 audited consolidated financial statements.
Segments – In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company uses a management approach to determine operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocation of resources and assessing performance. The Company’s CODM has been identified as the Brookfield Wealth Solutions Ltd. Chief Executive Officer and the Brookfield Wealth Solutions Ltd. Chief Financial Officer who review the results of operations when making decisions about capital allocation and investment strategies, as well as product mix and pricing of insurance products. Starting in the second quarter of 2026, the Company’s operations are managed on a consolidated basis (see Note 24 - Segment Reporting).
Recently Issued Accounting Pronouncements
The Company continues to assess the impacts on the financial statements of the following ASUs issued but not yet adopted as of June 30, 2026. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.
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

3. Available-For-Sale Fixed Maturity Securities
The total amortized cost, fair value, allowance for credit losses, and gross unrealized gains and losses of available-for-sale fixed maturity securities are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(Dollars in millions)
June 30, 2026
U.S. treasury and government	$69	$—	$(1)	$—	$68
U.S. state and municipal	2,829	78	(21)	—	2,886
Foreign governments	3,238	24	(24)	—	3,238
Corporate debt securities	44,021	523	(401)	—	44,143
Residential mortgage-backed securities	862	36	(2)	—	896
Commercial mortgage-backed securities	2,830	68	(38)	—	2,860
Collateralized debt securities	7,580	63	(136)	—	7,507
Total fixed maturity securities	$61,429	$792	$(623)	$—	$61,598

December 31, 2025
U.S. treasury and government	$68	$—	$—	$—	$68
U.S. state and municipal	2,866	105	(19)	(3)	2,949
Foreign governments	1,118	51	—	—	1,169
Corporate debt securities	42,310	974	(143)	—	43,141
Residential mortgage-backed securities	966	44	(2)	—	1,008
Commercial mortgage-backed securities	3,051	101	(31)	—	3,121
Collateralized debt securities	6,475	108	(47)	—	6,536
Total fixed maturity securities	$56,854	$1,383	$(242)	$(3)	$57,992
The amortized cost and fair value of available-for-sale fixed maturity securities at June 30, 2026, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential mortgage-backed securities, commercial mortgage-backed securities and collateralized debt securities, which are not due at a single maturity, have been separately presented below.

	Available-For-Sale
	Amortized Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$1,789	$1,793
Due after one year through five years	20,843	20,932
Due after five years through ten years	12,719	12,702
Due after ten years	14,806	14,908
	50,157	50,335
Residential mortgage-backed securities	862	896
Commercial mortgage-backed securities	2,830	2,860
Collateralized debt securities	7,580	7,507
Total	$61,429	$61,598
Proceeds from sales of available-for-sale fixed maturity securities, with the related gross realized gains and losses, are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Proceeds from sales of available-for-sale fixed maturity securities	$2,221	$3,397	$3,131	$4,604
Gross realized gains	12	8	27	9
Gross realized (losses)	(4)	(58)	(8)	(59)

The Company has pledged bonds in connection with certain agreements and transactions, such as financing and reinsurance agreements. The carrying value of bonds pledged was $10.4 billion as of June 30, 2026 and December 31, 2025.
In accordance with various regulations, the Company has securities on deposit with regulatory authorities with a carrying value of $52 million as of June 30, 2026 and December 31, 2025. There are no restrictions on these assets.
As of June 30, 2026 there were no amounts loaned under reverse repurchase agreements. As of December 31, 2025, amounts loaned under reverse repurchase agreements were $400 million and the fair value of the collateral, comprised of equity securities, was $872 million.
The gross unrealized losses and fair value of available-for-sale fixed maturity securities, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position due to market factors are shown below:

	Less than 12 months			12 months or more			Total
	Number of Issues	Gross Unrealized Losses (1)	Fair Value	Number of Issues	Gross Unrealized Losses (1)	Fair Value	Number of Issues	Gross Unrealized Losses (1)	Fair Value
	(Dollars in millions)
June 30, 2026
U.S. treasury and government	7	$—	$13	3	$(1)	$35	10	$(1)	$48
U.S. state and municipal	77	(7)	535	28	(14)	170	105	(21)	705
Foreign governments	23	(24)	2,514	2	—	11	25	(24)	2,525
Corporate debt securities	2,370	(305)	19,388	208	(96)	1,372	2,578	(401)	20,760
Residential mortgage-backed securities	54	(1)	136	14	(1)	45	68	(2)	181
Commercial mortgage-backed securities	59	(13)	496	27	(25)	203	86	(38)	699
Collateralized debt securities	135	(87)	3,697	22	(49)	319	157	(136)	4,016
Total	2,725	$(437)	$26,779	304	$(186)	$2,155	3,029	$(623)	$28,934

December 31, 2025
U.S. treasury and government	1	$—	$2	3	$—	$37	4	$—	$39
U.S. state and municipal	43	(5)	345	32	(14)	190	75	(19)	535
Foreign governments	6	—	148	2	—	12	8	—	160
Corporate debt securities	930	(74)	5,737	237	(69)	1,661	1,167	(143)	7,398
Residential mortgage-backed securities	22	—	64	16	(2)	95	38	(2)	159
Commercial mortgage-backed securities	29	(8)	196	29	(23)	290	58	(31)	486
Collateralized debt securities	62	(17)	577	17	(30)	225	79	(47)	802
Total	1,093	$(104)	$7,069	336	$(138)	$2,510	1,429	$(242)	$9,579
(1)Unrealized losses have been reduced to exclude the allowance for credit losses of $0 million and $3 million as of June 30, 2026 and December 31, 2025, respectively.
The unrealized losses at June 30, 2026 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at June 30, 2026. Approximately 95% and 92% of the unrealized losses on fixed maturity securities shown in the above table for June 30, 2026 and December 31, 2025, respectively, are on securities that are rated investment grade, defined as being the highest two National Association of Insurance Commissioners (“NAIC”) designations.
The Company expects to recover the amortized cost on all securities except for those securities on which we recognized an allowance for credit loss. In addition, as the Company did not have the intent to sell fixed maturity securities with unrealized losses and it was not more likely than not that the Company would be required to sell these securities prior to recovery of the amortized cost, which may occur at maturity, the Company did not write down these investments to fair value through the Condensed Consolidated Statements of Operations.
Allowance for Credit Losses
Several assumptions and underlying estimates are made in the evaluation of allowance for credit losses. Examples include financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices. Based on this evaluation, unrealized losses on available-for-sale securities for which an allowance for credit loss was not recorded were concentrated within the financials sector as of June 30, 2026 and December 31, 2025.

The rollforward of the allowance for credit losses for available-for-sale fixed maturity securities is shown below:

	Three Months Ended June 30, 2026
	U.S. State and Municipal	Corporate Debt Securities	Residential Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$(4)	$—	$—	$—	$(4)
Changes in previously recorded allowance	4	—	—	—	4
Balance as of June 30, 2026	$—	$—	$—	$—	$—

	Three Months Ended June 30, 2025
	U.S. State and Municipal	Corporate Debt Securities	Residential Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$—	$(7)	$(1)	$(1)	$(9)
Credit losses recognized on securities for which credit losses were not previously recorded	—	(3)	—	(1)	(4)
Changes in previously recorded allowance	—	11	1	1	13
Recoveries of amounts previously written off	—	(2)	—	—	(2)
Balance as of June 30, 2025	$—	$(1)	$—	$(1)	$(2)

	Six Months Ended June 30, 2026
	U.S. State and Municipal	Corporate Debt Securities	Residential Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$(3)	$—	$—	$—	$(3)
Changes in previously recorded allowance	3	—	—	—	3
Balance as of June 30, 2026	$—	$—	$—	$—	$—

	Six Months Ended June 30, 2025
	U.S. State and Municipal	Corporate Debt Securities	Residential Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$—	$(24)	$(1)	$—	$(25)
Credit losses recognized on securities for which credit losses were not previously recorded	—	(9)	—	(2)	(11)
Reductions for securities sold during the period	—	16	—	—	16
Changes in previously recorded allowance	—	18	1	1	20
Recoveries of amounts previously written off	—	(2)	—	—	(2)
Balance as of June 30, 2025	$—	$(1)	$—	$(1)	$(2)
No accrued interest receivables were written off as of June 30, 2026 and December 31, 2025.

4. Equity Securities
The net gains on equity securities recognized in “Investment related gains (losses)” on the Condensed Consolidated Statements of Operations are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Unrealized gains on equity securities	$84	$29	$32	$33
Net losses on equity securities sold	—	(2)	—	—
Net gains on equity securities	$84	$27	$32	$33
Equity securities by market sector distribution are shown below, based on carrying value:

	June 30, 2026	December 31, 2025
Consumer goods	1%	—%
Education	45%	21%
Energy and utilities	10%	6%
Finance	10%	49%
Healthcare	9%	4%
Industrials	3%	9%
Information technology	14%	7%
Other	8%	4%
Total	100%	100%
5. Mortgage Loans on Real Estate
The Company disaggregates its mortgage loan investments into two portfolio segments: commercial and residential. Commercial mortgage loans include agricultural mortgage loans. The breakdown of mortgage loans on real estate by portfolio segment is as follows:

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Commercial mortgage loans	$9,082	$8,800
Residential mortgage loans	2,584	2,413
Total	11,666	11,213
Allowance for credit losses	(112)	(100)
Total, net of allowance	$11,554	$11,113

The Company’s commercial mortgage loan portfolio consists of loans collateralized by the related properties and diversified as to property type, location and loan size. The commercial mortgage loan portfolio is summarized by geographic region and property type as follows:

	June 30, 2026		December 31, 2025
	Amount	Percentage	Amount	Percentage
	(Dollars in millions)
Geographic distribution:
Pacific	$2,684	30%	$2,230	25%
Mountain	1,472	16%	1,400	16%
West North Central	204	2%	232	3%
West South Central	1,250	14%	1,173	13%
East North Central	679	7%	800	9%
East South Central	191	2%	135	2%
Middle Atlantic	647	7%	658	7%
South Atlantic	1,649	18%	1,805	20%
New England	140	2%	140	2%
Other (multi-region and other non-US countries)	166	2%	227	3%
	9,082	100%	8,800	100%
Allowance for credit losses	(92)		(87)
Total, net of allowance	$8,990		$8,713

Property type distribution:
Agricultural	$336	4%	$349	4%
Apartment	3,132	34%	2,346	27%
Hotel	866	10%	967	11%
Industrial	1,635	17%	1,797	21%
Office	1,430	16%	1,435	16%
Parking	176	2%	207	2%
Retail	1,238	14%	1,352	15%
Storage	103	1%	114	1%
Other	166	2%	233	3%
	9,082	100%	8,800	100%
Allowance for credit losses	(92)		(87)
Total, net of allowance	$8,990		$8,713
Interest income recognized on loans in non-accrual status and impaired loans were not significant for any of the periods presented.
Allowance for Credit Losses
The Company establishes a valuation allowance to provide for the risk of credit losses inherent in its mortgage loan portfolios. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost, which excludes accrued interest receivable. The Company does not measure a credit loss allowance on accrued interest receivable, and any uncollectible accrued interest receivable balances are written off to net investment income in a timely manner. The amount of uncollectible accrued interest receivable on its commercial or residential mortgage loan portfolios that was written off was not significant for any of the periods presented.

The rollforward of the allowance for credit losses for mortgage loans for the three and six months ended June 30, 2026 and 2025 is shown below:

	2026		2025
	Commercial Mortgage Loans	Residential Mortgage Loans	Commercial Mortgage Loans	Residential Mortgage Loans
	(Dollars in millions)
Balance, as of January 1	$(87)	$(13)	$(144)	$(9)
Provision	(4)	(6)	(1)	(1)
Writeoffs charged against the allowance	12	1	3	—
Balance, as of March 31	(79)	(18)	(142)	(10)
Recovery (provision)	(15)	(3)	15	(3)
Writeoffs charged against the allowance	2	1	—	—
Recoveries of amounts previously written off	—	—	4	—
Balance, as of June 30	$(92)	$(20)	$(123)	$(13)

Credit Quality Indicators
Mortgage loans are segregated by property-type and quantitative and qualitative allowance factors are applied. Qualitative factors are developed quarterly based on the pooling of assets with similar risk characteristics and historical loss experience adjusted for the expected trend in the current market environment. Credit losses are pooled by property type as it represents the most similar and reliable risk characteristics in our portfolio. The amortized cost of mortgage loans by year of origination and aging category is shown below:

	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
As of June 30, 2026:	(Dollars in millions)
Commercial mortgage loans
Current	$424	$894	$512	$298	$2,405	$4,178	$8,711
30 - 59 days past due	—	—	—	45	—	95	140
60 - 89 days past due	—	—	—	—	—	44	44
Non-accrual	—	8	—	—	25	154	187
Residential mortgage loans
Current	307	501	268	271	682	272	2,301
30 - 59 days past due	3	9	8	20	42	18	100
60 - 89 days past due	—	2	2	2	11	1	18
Non-accrual	—	2	9	65	68	21	165
Total mortgage loans on real estate	$734	$1,416	$799	$701	$3,233	$4,783	11,666
Allowance for credit losses							(112)
Total, net of allowance							$11,554

	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
As of December 31, 2025:	(Dollars in millions)
Commercial mortgage loans
Current	$1,093	$354	$442	$1,929	$978	$3,647	$8,443
30 - 59 days past due	—	83	—	94	—	—	177
60 - 89 days past due	—	—	29	10	—	2	41
Non-accrual	—	—	—	9	33	97	139
Residential mortgage loans
Current	376	300	390	764	182	114	2,126
30 - 59 days past due	3	9	18	34	11	5	80
60 - 89 days past due	1	2	11	22	2	2	40
Non-accrual	1	4	76	66	10	10	167
Total mortgage loans on real estate	$1,474	$752	$966	$2,928	$1,216	$3,877	11,213
Allowance for credit losses							(100)
Total, net of allowance							$11,113
It is the Company’s policy to not accrue interest on loans that are 90 days delinquent and where amounts are determined to be uncollectible. As of June 30, 2026 and December 31, 2025, 264 mortgage loans and 275 mortgage loans, respectively, were past due over 90 days or in nonaccrual status.
The Company’s commercial and residential mortgage loans may be subject to loan modifications. Loan modifications may be granted to borrowers experiencing financial difficulty and could include principal forgiveness, interest rate reduction, an other-than-insignificant payment delay or a term extension. A loan modification typically does not result in a change in valuation allowance as it is already incorporated into the Company’s allowance methodology. However, if the Company grants a borrower experiencing financial difficulty principal forgiveness, the amount of principal forgiven would be written off, which would reduce the amortized cost of the loan and result in an adjustment to the valuation allowance. The carrying amount of mortgage loans experiencing financial difficulty, for which modifications have been granted, was $19 million and $89 million for the six months ended June 30, 2026 and 2025, respectively.

6. Private Loans
The following table summarizes the credit ratings of our private loans:

	June 30, 2026	December 31, 2025
	(Dollars in millions)
A or higher	$1,809	$2,006
BBB	1,322	1,316
BB and below	2,522	2,587
Unrated (1)	3,296	3,017
Total	$8,949	$8,926
(1)Due to the private nature of private loans, external agency credit ratings may not be readily available. Where appropriate, the Company obtains non-published credit ratings from one or more third-party rating agencies, which are determined based on an independent evaluation of the transaction. For other loans without published or private credit ratings, the Company assigns internal risk ratings, based on its investment selection and monitoring process and policies. These internal risk ratings are categorized as “Unrated” above.
Allowance for Credit Losses
The rollforward of the allowance for credit losses for private loans is shown below for the three and six months ended June 30, 2026 and 2025:

	2026	2025
	(Dollars in millions)
Balance at January 1	$(149)	$(63)
Recovery (provision)	2	(11)
Balance at March 31	(147)	(74)
Recovery (provision)	16	(8)
Writeoffs charged against the allowance	6	(2)
Balance at June 30	$(125)	$(84)
The Company’s private loans may be subject to loan modifications. Loan modifications may be granted to borrowers experiencing financial difficulties and could include term extensions. For the six months ended June 30, 2026 and 2025, the Company did not have a significant amount of private loans that it modified to borrowers experiencing financial difficulty. Impaired loans were not significant for any of the periods presented.
7. Investment Real Estate and Real Estate Partnerships
The carrying amounts of investment real estate and real estate partnerships are as follows:

	June 30, 2026		December 31, 2025
	Investment Real Estate		Investment Real Estate
	Amount	Percentage	Amount	Percentage
	(Dollars in millions)
Hotel	$176	6%	$178	6%
Industrial	—	—%	56	2%
Land	1,175	39%	807	28%
Office	147	5%	174	6%
Retail	134	4%	161	6%
Apartments	46	2%	46	2%
Single family residential	1,302	42%	1,311	46%
Other	55	2%	112	4%
Total investment real estate	3,035	100%	2,845	100%
Real estate partnerships	3,190		2,955
Total investment real estate and real estate partnerships	$6,225		$5,800
As of June 30, 2026 and December 31, 2025, real estate investments of $56 million and $63 million, respectively, met the criteria as held-for-sale.

8. Variable Interest Entities and Equity Method Investments
Through our investment activities, we regularly invest in various entities including limited partnerships (“LPs”) and limited liability companies (“LLCs”) and frequently participate in the design with their sponsor, but in most cases, our involvement is limited to financing. Some of these investments have been determined to be VIEs. In certain instances, in addition to an economic interest in the entity, the Company holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary. The Company consolidates all VIEs for which it is the primary beneficiary. The assets of consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of the Company, as the Company’s obligation is limited to the amount of its committed investment. The Company has not provided financial or other support to these consolidated VIEs in the form of liquidity arrangements, guarantees or other commitments to third parties that may affect the fair value or risk of its variable interest in these VIEs as of June 30, 2026 and December 31, 2025.
In addition to investment activities, certain of the Company’s subsidiaries are deemed VIEs. The Company is the primary beneficiary and consolidates these entities in the same manner as other entities in which the Company has a controlling financial interest by holding a majority voting interest.
Consolidated Variable Interest Entities
The assets and liabilities relating to the consolidated VIEs from our investment activities included in the financial statements are as follows:

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Available-for-sale fixed maturity securities	$226	$74
Equity securities	187	693
Mortgage loans on real estate, net of allowance	458	248
Private loans, net of allowance	1,953	2,007
Investment real estate	2,875	2,660
Real estate partnerships	1,668	1,479
Investment funds	3,052	2,604
Short-term investments	—	2
Other invested assets	831	326
Cash and cash equivalents	350	293
Other assets	143	166
Total assets of consolidated VIEs	$11,743	$10,552

Notes payable	$206	$205
Other liabilities	751	733
Total liabilities of consolidated VIEs	$957	$938
Unconsolidated Variable Interest Entities
For certain of the Company’s investments in various entities that are determined to be VIEs, the Company is not the primary beneficiary. In some instances, a consolidated VIE involves one or more underlying entities for which the Company is not the primary beneficiary because it does not have the power to direct the most significant activities of these entities. These unconsolidated VIEs that are part of consolidated VIEs are reported primarily in “Investment real estate and real estate partnerships” on the Condensed Consolidated Statements of Financial Position. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of the Company, as the Company’s obligation is limited to the amount of its committed investment. The Company has not provided financial or other support to these unconsolidated VIEs in the form of liquidity arrangements, guarantees or other commitments to third-parties that may affect the fair value or risk of its variable interest in these VIEs as of June 30, 2026 and December 31, 2025.

The carrying amount and maximum exposure to loss relating to these unconsolidated VIEs are as follows:

	June 30, 2026		December 31, 2025
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(Dollars in millions)
Available-for-sale fixed maturity securities	$4,612	$5,149	$2,829	$3,137
Mortgage loans on real estate, net of allowance	494	494	562	562
Private loans, net of allowance	2,157	2,184	1,809	1,809
Real estate partnerships	2,691	2,695	2,681	2,685
Investment funds	3,532	5,602	2,182	3,470
Other invested assets	1,017	1,164	524	524
Total	$14,503	$17,288	$10,587	$12,187
Equity Method Investments
Our investments in investment funds, real estate partnerships, and other partnerships, of which substantially all are LLCs or LPs, are accounted for using the equity method of accounting, except for certain investments that are fair valued due to the application of fair value option under ASC 825 or the consolidation of investment company VIEs under ASC 946. The fair value of certain investments is estimated using net asset value (“NAV”) as a practical expedient.
The Company’s investments that would require the use of equity method accounting, absent the election of the fair value option under ASC 825, were $7.7 billion and $6.4 billion as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, these equity method investments are primarily composed of $3.2 billion and $2.9 billion of real estate partnerships, $3.5 billion and $3.0 billion of investment funds, and $1.1 billion and $0.5 billion of other invested assets, respectively, within the Consolidated Statements of Financial Position. Balance as of June 30, 2026 includes $431 million of common stock of Brookfield Business Corporation (“BBUC”) for which a quoted market price is available. The aggregate value of our interest in BBUC based on the quoted market price as of June 30, 2026 was $509 million.
The Company generally recognizes its share of earnings in its equity method investments within “Net investment income”. For the three and six months ended June 30, 2026 and 2025, net investment income for Real estate partnerships and Investment funds in Note 10 - Net Investment Income and Investment Related Gains (Losses) principally represents our share of earnings in our equity method investments, including fair value changes from investments under ASC 825.
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
Derivatives, except for embedded derivatives, are included in “Other invested assets” or “Other liabilities”, at fair value in the Condensed Consolidated Statements of Financial Position. Embedded derivative liabilities on funds withheld and modified coinsurance (“Modco”) arrangements and embedded derivative liabilities on indexed annuity products are included in the Condensed Consolidated Statements of Financial Position within the “Funds withheld for reinsurance liabilities” and “Policyholders’ account balances” lines respectively, at fair value.

The notional and fair values of derivative instruments, presented in the Condensed Consolidated Statements of Financial Position, are shown below:

	Primary Underlying Risk	Location in the Condensed Consolidated Statements of Financial Position	June 30, 2026			December 31, 2025
			Notional Amount	Carrying Value / Fair Value (1)		Notional Amount	Carrying Value / Fair Value (1)
				Assets	Liabilities		Assets	Liabilities
			(Dollars in millions)
Derivatives Designated as Hedging Instruments:
Foreign exchange forwards	Foreign currency	Other invested assets, Other liabilities	$751	$9	$5	$656	$—	$11
Interest rate swaps	Interest rate	Other invested assets, Other liabilities	2,914	6	35	1,797	12	—

Derivatives Not Designated as Hedging Instruments:
Equity-indexed options	Equity	Other invested assets, Other liabilities	47,200	1,601	—	46,883	1,570	—
Foreign exchange forwards	Foreign currency	Other invested assets, Other liabilities	4,149	57	13	3,218	4	24
Cross currency swaps	Foreign currency	Other invested assets, Other liabilities	1,036	7	18	949	35	14

Embedded Derivatives:
Indexed annuity products	Interest rate	Policyholders’ account balances	—	—	6,625	—	—	6,414
Funds withheld and Modco arrangements	Interest rate	Funds withheld for reinsurance liabilities	—	—	20	—	—	74
			$56,050	$1,680	$6,716	$53,503	$1,621	$6,537
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
The following represents the amount of gains (losses) related to the derivatives and hedged items that qualify for fair value hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Foreign currency derivatives:
Hedged items	$(12)	$45	$(30)	$72
Derivatives designated as hedging instruments	12	(45)	30	(72)
Interest rate derivatives:
Hedged items	29	8	42	18
Derivatives designated as hedging instruments	(29)	(8)	(42)	(18)
Gains (losses) on fair value hedges	$—	$—	$—	$—
The amortized cost of available-for-sale fixed maturity securities designated and qualifying as hedged items in fair value hedges in relation to foreign currency derivatives was $540 million and $593 million as of June 30, 2026 and December 31, 2025, respectively.
The following table presents the carrying amount and cumulative fair value hedging adjustments for a portion of PAB designated and qualifying as hedged items in fair value hedges in relation to interest rate derivatives:

	Carrying Amount of the Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedge Assets (Liabilities)
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
	(Dollars in millions)
Location in the Condensed Consolidated Statements of Financial Position:
Policyholders’ account balances	$(3,307)	$(2,224)	$35	$(11)

Derivatives Not Designated as Hedging Instruments
The following represents the financial statement location and amount of gains (losses) related to derivatives not designated as hedging instruments:

	Location in the Condensed Consolidated Statements of Operations	Derivative Gains (Losses) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
		(Dollars in millions)
Equity-indexed options	Change in fair value of insurance-related derivatives and embedded derivatives	$694	$232	$258	$(102)
Foreign exchange forwards	Investment related gains (losses)	15	(124)	57	(189)
Cross currency swaps	Investment related gains (losses)	8	15	(30)	15

Embedded derivatives:
Indexed annuity products	Change in fair value of insurance-related derivatives and embedded derivatives	(483)	(354)	(218)	(199)
Funds withheld and Modco arrangements	Change in fair value of insurance-related derivatives and embedded derivatives	21	(9)	54	(29)
		$255	$(240)	$121	$(504)
Derivative Exposure
The Company’s use of derivative instruments exposes it to credit risk in the event of non-performance by counterparties. The Company has a policy of only dealing with counterparties it believes are creditworthy and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The minimum credit rating of our counterparties is A- as of June 30, 2026 and A- as of December 31, 2025, and all derivatives have been appropriately collateralized by the Company and the counterparties in accordance with the terms of the derivative agreements. The Company holds collateral in cash and notes secured by U.S. government-backed assets. The non-performance risk is the net counterparty exposure based on fair value of open contracts less fair value of collateral held. The Company maintains master netting agreements with its current active trading partners. A right of offset has been applied to collateral that supports credit risk and has been recorded in the Condensed Consolidated Statements of Financial Position as an offset to “Other invested assets” with an associated payable to “Other liabilities” for excess collateral. A right of offset has also been applied to derivative assets and liabilities with the same counterparty under the same master netting agreement, and such derivative instruments are presented on a net basis in the Condensed Consolidated Statements of Financial Position.
Information regarding the Company’s exposure to credit loss on the derivatives it holds, including the effect of rights of offset, is presented below:

		Gross Amounts Offset in the Condensed Consolidated Statements of Financial Position
	Gross Amount of Derivative Instruments (1)	Counterparty Netting (2)	Cash Collateral (3)	Net Amount Presented in the Consolidated Statements of Financial Position	Collateral (Received) Pledged in Invested Assets (3)	Net Amount After Collateral
	(Dollars in millions)
As of June 30, 2026
Total derivative assets	$1,680	$(56)	$(1,554)	$70	$—	$70
Total derivative liabilities	(71)	56	—	(15)	1	(14)

As of December 31, 2025
Total derivative assets	$1,621	$(35)	$(1,548)	$38	$(28)	$10
Total derivative liabilities	(49)	35	—	(14)	—	(14)
(1)Represents derivative assets and liabilities on a gross basis, which are not offset under enforceable master netting agreements that meet all offsetting criteria.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.
(3)Excludes a portion of collateral held in cash and invested assets that are excess collateral. As of June 30, 2026 and December 31, 2025, the Company held excess collateral of $5 million and $115 million, respectively.

10. Net Investment Income and Investment Related Gains (Losses)
Net investment income is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Available-for-sale fixed maturity securities	$824	$567	$1,627	$1,203
Equity securities	2	(1)	10	5
Mortgage loans	172	186	350	386
Private loans	182	111	358	202
Investment real estate	23	19	34	20
Real estate partnerships	14	(10)	48	15
Investment funds	40	69	77	129
Policy loans	5	6	11	12
Short-term investments, cash and cash equivalents	65	168	149	310
Other invested assets and investment expenses	(38)	24	(86)	108
Total net investment income	$1,289	$1,139	$2,578	$2,390
Net unrealized and realized investment gains (losses) are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Available-for-sale fixed maturity securities	$(4)	$49	$(20)	$110
Equity securities	84	27	32	33
Mortgage loans	(29)	(6)	(18)	(2)
Private loans	(6)	30	(18)	33
Investment real estate	(3)	7	39	(1)
Real estate partnerships	—	(8)	—	(8)
Investment funds	(3)	(2)	(5)	(1)
Short-term and other investments (1)	20	(108)	19	(172)
Total investment related gains (losses), net	$59	$(11)	$29	$(8)
(1)Includes derivatives gains (losses). See Note 9 - Derivative Instruments for details.

11. Fair Value of Financial Instruments
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
	(Dollars in millions)
June 30, 2026
Assets
Available-for-sale fixed maturity securities:
U.S. treasury and government	$68	$57	$11	$—
U.S. state and municipal	2,886	—	2,886	—
Foreign governments	3,238	—	3,187	51
Corporate debt securities	44,143	1	42,479	1,663
Residential mortgage-backed securities	896	—	878	18
Commercial mortgage-backed securities	2,860	—	2,839	21
Collateralized debt securities	7,507	—	1,761	5,746
Total available-for-sale fixed maturity securities	61,598	58	54,041	7,499
Equity securities:
Common stock	144	52	2	90
Preferred stock	441	6	43	392
Total equity securities	585	58	45	482
Investment real estate at fair value (1)	1,245	—	—	1,245
Real estate partnerships at fair value (1)	1,920	—	—	1,920
Investment funds (2)	150	—	—	150
Short-term investments (3)	484	—	484	—
Other invested assets:
Derivative assets	1,624	—	1,431	193
Collaterals received on derivatives (excluding excess collateral)	(1,554)	(1,554)	—	—
Separately managed accounts	49	—	—	49
Other (4)	577	—	—	577
Cash and cash equivalents	8,416	8,416	—	—
Reinsurance recoverables and deposit assets – market risk benefits	604	—	—	604
Other assets – market risk benefit assets	1,167	—	—	1,167
Separate account assets	874	857	17	—
Total assets	$77,739	$7,835	$56,018	$13,886

Liabilities
Policyholders’ account balances - embedded derivative	$6,625	$—	$—	$6,625
Market risk benefits	4,751	—	—	4,751
Funds withheld for reinsurance liabilities - embedded derivative	20	—	—	20
Other liabilities - derivative liabilities	15	—	15	—
Separate account liabilities	874	857	17	—
Total liabilities	$12,285	$857	$32	$11,396
(1)Balances represent real estate partnerships in which the Company has elected the fair value option under ASC 825. Real estate partnerships accounted for as equity method investments are $1.3 billion and real estate held at amortized cost is $1.8 billion as of June 30, 2026.
(2)Balances represent financial assets that are fair valued as a result of consolidation of investment company VIEs in accordance with ASC 946. Investment funds accounted for as equity method investments are $3.1 billion and investment funds measured using NAV as a practical expedient are $330 million as of June 30, 2026.
(3)There were no amounts loaned under reverse repurchase agreements as of June 30, 2026.
(4)Other invested assets accounted for as equity method investments, and therefore excluded from the table, are $660 million as of June 30, 2026.

	Total Fair Value	Level 1	Level 2	Level 3
	(Dollars in millions)
December 31, 2025
Assets
Available-for-sale fixed maturity securities:
U.S. treasury and government	$68	$54	$14	$—
U.S. state and municipal	2,949	—	2,949	—
Foreign governments	1,169	—	1,147	22
Corporate debt securities	43,141	—	41,915	1,226
Residential mortgage-backed securities	1,008	—	989	19
Commercial mortgage-backed securities	3,121	—	3,012	109
Collateralized debt securities	6,536	—	2,247	4,289
Total available-for-sale fixed maturity securities	57,992	54	52,273	5,665
Equity securities:
Common stock	757	670	2	85
Preferred stock	414	5	63	346
Total equity securities	1,171	675	65	431
Investment real estate at fair value (1)	1,253	—	—	1,253
Real estate partnerships at fair value (1)	1,894	—	—	1,894
Investment funds (2)	152	—	—	152
Short-term investments (3)	600	—	379	221
Other invested assets:
Derivative assets	1,586	—	1,383	203
Collaterals received on derivatives (excluding excess collateral)	(1,548)	(1,548)	—	—
Separately managed accounts	54	—	—	54
Other (4)	410	—	—	410
Cash and cash equivalents	11,660	11,660	—	—
Reinsurance recoverables and deposit assets – market risk benefits	605	—	—	605
Other assets – market risk benefit assets	1,174	—	—	1,174
Separate account assets	822	804	18	—
Total assets	$77,825	$11,645	$54,118	$12,062

Liabilities
Policyholders’ account balances – embedded derivative	$6,414	$—	$—	$6,414
Market risk benefits	4,536	—	—	4,536
Funds withheld for reinsurance liabilities – embedded derivatives	74	—	—	74
Other liabilities – derivative liabilities	14	—	14	—
Separate account liabilities	822	804	18	—
Total liabilities	$11,860	$804	$32	$11,024
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
(4)Other invested assets accounted for as equity method investments, and therefore excluded from the table, are $215 million as of December 31, 2025.

The carrying amount and estimated fair value of financial instruments not recorded at fair value on a recurring basis are shown below. The table below excludes accrued investment income, which is recorded at amortized cost in the statements of financial position, as their carrying amounts approximate fair values due to their short-term nature.

	Carrying Amount	Fair Value	Fair Value Hierarchy Level
			Level 1	Level 2	Level 3
	(Dollars in millions)
June 30, 2026
Assets
Mortgage loans on real estate, net of allowance	$11,554	$11,510	$—	$—	$11,510
Private loans, net of allowance	8,949	9,099	—	41	9,058
Policy loans	238	238	—	—	238
Deposit assets, included in reinsurance recoverables and deposit assets (1)	4,376	4,326	—	—	4,326
Other invested assets	847	847	—	427	420
Total assets	$25,964	$26,020

Liabilities
Policyholders' account balances – excluding embedded derivative (1)	$86,295	$86,295	$—	$—	$86,295
Long term borrowings	2,957	2,979	—	—	2,979
Notes payable	206	206	—	—	206
Funds withheld for reinsurance liabilities - excluding embedded derivative	2,867	2,867	—	—	2,867
Total liabilities	$92,325	$92,347

	Carrying Amount	Fair Value	Fair Value Hierarchy Level
			Level 1	Level 2	Level 3
	(Dollars in millions)
December 31, 2025
Assets
Mortgage loans on real estate, net of allowance	$11,113	$11,211	$—	$—	$11,211
Private loans, net of allowance	8,926	8,982	—	74	8,908
Policy loans	234	234	—	—	234
Deposit assets, included in reinsurance recoverables and deposit assets (1)	4,835	4,747	—	—	4,747
Other invested assets	768	768	—	417	351
Total assets	$25,876	$25,942

Liabilities
Policyholders' account balances – excluding embedded derivative (1)	$83,782	$83,782	$—	$—	$83,782
Long term borrowings	2,951	3,045	—	—	3,045
Notes payable	205	205	—	—	205
Funds withheld for reinsurance liabilities - excluding embedded derivative	3,014	3,014	—	—	3,014
Total liabilities	$89,952	$90,046
(1)Excludes balances associated with contracts that involve significant mortality or morbidity risks, as these fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.

For assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the periods, reconciliations of the beginning and ending balances are shown below:

	Three Months Ended June 30, 2026
	Assets		Liabilities (2)
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of period	$10,389	$145	$6,060	$41
Fair value changes in net income	46	71	167	(21)
Fair value changes in other comprehensive income	(110)	—	—	—
Purchases	2,010	43	—	—
Sales	(357)	—	—	—
Settlements or maturities	(55)	(66)	—	—
Premiums less benefits	—	—	398	—
Transfers into Level 3	(1)	—	—	—
Balance, end of period	$11,922	$193	$6,625	$20

	Three Months Ended June 30, 2025
	Assets		Liabilities (2)
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of period	$9,636	$149	$948	$55
Fair value changes in net income	49	66	242	8
Fair value changes in other comprehensive income	(11)	—	—	—
Purchases	1,207	34	—	—
Sales	(1,508)	—	—	—
Settlements or maturities	(133)	(61)	—	—
Premiums less benefits	—	—	1	—
Transfers into Level 3	235	—	5,066	—
Transfers out of Level 3	(1,625)	—	—	—
Balance, end of period	$7,850	$188	$6,257	$63

	Six Months Ended June 30, 2026
	Assets		Liabilities (2)
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of year	$10,080	$203	$6,414	$74
Fair value changes in net income	112	36	(144)	(54)
Fair value changes in other comprehensive income	(139)	—	—	—
Purchases	2,445	80	—	—
Sales	(428)	—	—	—
Settlements or maturities	(382)	(126)	—	—
Premiums less benefits	—	—	355	—
Transfers into Level 3	342	—	—	—
Transfers out of Level 3	(108)	—	—	—
Balance, end of period	$11,922	$193	$6,625	$20

	Six Months Ended June 30, 2025
	Assets		Liabilities (2)
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of year	$8,880	$223	$1,123	$37
Fair value changes in net income	103	28	(26)	26
Fair value changes in other comprehensive income	15	—	—	—
Purchases	1,367	67	—	—
Sales	(1,553)	—	—	—
Settlements or maturities	(146)	(130)	—	—
Premiums less benefits	—	—	94	—
Transfers into Level 3	930	—	5,066	—
Transfers out of Level 3	(1,746)	—	—	—
Balance, end of period	$7,850	$188	$6,257	$63
(1)Balance includes separately managed accounts.
(2)See Note 18 - Market Risk Benefits for the reconciliation of the beginning and ending balances for market risk benefits.
Transfers into and out of Level 3 during the three and six months ended June 30, 2026 were primarily the result of changes in observable pricing. The Company’s valuation of financial instruments categorized as Level 3 in the fair value hierarchy are based on valuation techniques that use significant inputs that are unobservable or had a decline in market activity that obscured observability. The fair values of these assets and liabilities are subject to significant management judgment and estimation, and inherently, the use of different assumptions or valuation methodologies may have a material effect on such value. The indicators considered in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, the level of credit spreads over historical levels, applicable bid-ask spreads, and price consensus among market participants and other pricing sources. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models and discounted cash flow methodology based on spread/yield assumptions.

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
The effect of reinsurance on the applicable line items on our Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Premiums earned:
Gross amounts, including reinsurance assumed	$201	$438	$422	$952
Reinsurance ceded	(59)	(84)	(135)	(140)
Net amount	$142	$354	$287	$812

Other policy revenue:
Gross amounts, including reinsurance assumed	$242	$252	$456	$480
Reinsurance ceded	(52)	(80)	(104)	(159)
Net amount	$190	$172	$352	$321

Policyholder benefits and claims incurred:
Gross amounts, including reinsurance assumed	$360	$683	$773	$1,393
Reinsurance ceded	(116)	(173)	(298)	(281)
Net amount	$244	$510	$475	$1,112

Change in fair value of market risk benefits:
Gross amounts, including reinsurance assumed	$119	$(26)	$247	$366
Reinsurance ceded	(10)	(21)	1	(52)
Net amount	$109	$(47)	$248	$314

Interest sensitive contract benefits:
Gross amounts, including reinsurance assumed	$865	$544	$1,447	$1,094
Reinsurance ceded	(103)	(59)	(140)	(97)
Net amount	$762	$485	$1,307	$997
The following summarizes our significant life and annuity reinsurance treaties and related recoverables:

	Reinsurance Recoverable		Agreement Type	Products Covered
	June 30, 2026	December 31, 2025
	(Dollars in millions)
Principal Reinsurers:
Athene Life Re Ltd.	$1,150	$1,367	Coinsurance Funds Withheld, Modified Coinsurance	Certain Fixed Annuities and Multi-Year Guaranteed Annuities
AeBe ISA LTD	3,633	3,860	Coinsurance Funds Withheld, Coinsurance	Certain Fixed Index and Fixed Rate Annuities
Reinsurance Group of America Inc. (RGA)	3,642	3,569	Coinsurance	Certain Term, Whole, Indexed Universal, Universal, and Universal with Secondary Guarantee Life Insurance Policies
	$8,425	$8,796
There were no significant changes to third party or intercompany reinsurance agreements for the three and six months ended June 30, 2026.

13. Separate Account Assets and Liabilities
The following table presents the changes in the Company’s separate account assets and liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Balance, beginning of period	$780	$1,253	$822	$1,343
Additions (deductions):
Policyholder deposits	13	14	29	33
Net investment income	—	9	19	32
Net realized capital gains (losses) on investments	113	78	78	35
Policyholder benefits and withdrawals	(31)	(22)	(65)	(53)
Net transfer from (to) general account	3	(6)	(1)	(60)
Policy charges	(4)	(4)	(8)	(8)
Total changes	94	69	52	(21)
Balance, end of period	$874	$1,322	$874	$1,322

Cash surrender value	$847	$747	$847	$747

14. Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired
The following tables present a rollforward of deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”) and value of business acquired (“VOBA”) for the periods indicated:

	Three Months Ended June 30, 2026
	Annuities	Life Insurance	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$2,068	$387	$2,455
Additions	187	10	197
Amortization	(50)	(6)	(56)
Net change	137	4	141
Balance, end of period	2,205	391	2,596

DSI
Balance, beginning of period	1,224	—	1,224
Additions	124	—	124
Amortization	(26)	—	(26)
Net change	98	—	98
Balance, end of period	1,322	—	1,322

VOBA
Balance, beginning of period	7,876	60	7,936
Amortization	(188)	(1)	(189)
Balance, end of period	7,688	59	7,747
Total DAC, DSI, and VOBA Asset	$11,215	$450	$11,665

	Three Months Ended June 30, 2025
	Annuities	Life Insurance	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$1,100	$317	$1,417
Additions	289	27	316
Amortization	(35)	(9)	(44)
Net change	254	18	272
Balance, end of period	1,354	335	1,689

DSI
Balance, beginning of period	528	—	528
Additions	206	—	206
Amortization	(11)	—	(11)
Net change	195	—	195
Balance, end of period	723	—	723

VOBA
Balance, beginning of period	8,654	64	8,718
Amortization	(190)	(1)	(191)
Balance, end of period	8,464	63	8,527
Total DAC, DSI, and VOBA Asset	$10,541	$398	$10,939

	Six Months Ended June 30, 2026
	Annuities	Life Insurance	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$1,893	$377	$2,270
Additions	412	25	437
Amortization	(100)	(11)	(111)
Net change	312	14	326
Balance, end of period	2,205	391	2,596

DSI
Balance, beginning of period	1,114	—	1,114
Additions	258	—	258
Amortization	(50)	—	(50)
Net change	208	—	208
Balance, end of period	1,322	—	1,322

VOBA
Balance, beginning of period	8,068	61	8,129
Amortization	(380)	(2)	(382)
Balance, end of period	7,688	59	7,747
Total DAC, DSI, and VOBA Asset	$11,215	$450	$11,665

	Six Months Ended June 30, 2025
	Annuities	Life Insurance	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$892	$306	$1,198
Additions	525	45	570
Amortization	(63)	(16)	(79)
Net change	462	29	491
Balance, end of period	1,354	335	1,689

DSI
Balance, beginning of period	393	—	393
Additions	349	—	349
Amortization	(19)	—	(19)
Net change	330	—	330
Balance, end of period	723	—	723

VOBA
Balance, beginning of period	8,848	65	8,913
Amortization	(384)	(2)	(386)
Balance, end of period	8,464	63	8,527
Total DAC, DSI, and VOBA Asset	$10,541	$398	$10,939
The following table provides the projected VOBA asset amortization expenses for a five-year period and thereafter as of June 30, 2026:

Years	(Dollars in millions)
2026 (1)	$363
2027	679
2028	623
2029	568
2030	520
Thereafter	4,994
Total amortization expense	$7,747
(1)Expected amortization for the remainder of 2026.

15. Intangible Assets
The components of definite-lived and indefinite-lived intangible assets are as follows. Refer to Note 14 - Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired for VOBA asset, which is an actuarial intangible asset arising from a business combination.

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Definite-lived intangible assets:
Distributor relationships	$1,440	$(128)	$1,312	$1,445	$(103)	$1,342
Trade name	58	(14)	44	58	(11)	47
Software and other	279	(182)	97	125	(40)	85
Total definite-lived intangible assets	1,777	(324)	1,453	1,628	(154)	1,474

Indefinite-lived intangible assets:
Insurance licenses	27	—	27	27	—	27
Total indefinite-lived intangible assets	27	—	27	27	—	27
Total intangible assets	$1,804	$(324)	$1,480	$1,655	$(154)	$1,501
No impairment expenses of intangible assets were recognized for the three and six months ended June 30, 2026 and 2025. The Company estimates that its intangible assets do not have any significant residual value in determining their amortization. Amortization expenses for definite-lived intangible assets were $151 million and $170 million for the three and six months ended June 30, 2026, and $21 million and $50 million for the three and six months ended June 30, 2025, respectively.
The following table outlines the estimated future amortization expense related to definite-lived intangible assets held as of June 30, 2026.

Years	(Dollars in millions)
2026 (1)	$52
2027	94
2028	86
2029	76
2030	71
Thereafter	1,074
Total amortization expense	$1,453
(1)Expected amortization for the remainder of 2026.
16. Future Policy Benefits
The reconciliation of the balances described in the table below to “Future policy benefits” in the Condensed Consolidated Statements of Financial Position is as follows.

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Future policy benefits:
Annuities	$7,021	$7,142
Life Insurance	1,934	1,917
Deferred profit liability:
Annuities	82	76
Life Insurance	101	99
Other contracts and VOBA liability	1,741	1,728
Total future policy benefits	$10,879	$10,962

Future Policy Benefits
The balances and changes in the liability for future policy benefits are as follows:

	Six Months Ended June 30,
	2026			2025
	Annuities	Life Insurance	Total	Annuities	Life Insurance	Total
	(Dollars in millions)
Present Value of Expected Net Premiums:
Balance, beginning of period	$—	$2,183	$2,183	$—	$2,353	$2,353
Beginning balance at original discount rate	—	2,302	2,302	—	2,507	2,507
Effect of changes in cash flow assumptions (1)	—	(17)	(17)	—	65	65
Effect of actual variances from expected experience	2	(7)	(5)	(1)	(55)	(56)
Adjusted beginning of period balance	2	2,278	2,280	(1)	2,517	2,516
Issuances	180	12	192	666	5	671
Interest accrual	1	46	47	5	48	53
Net premiums collected	(186)	(158)	(344)	(673)	(148)	(821)
Derecognitions (lapses and withdrawals)	3	—	3	3	—	3
Ending balance at original discount rate	—	2,178	2,178	—	2,422	2,422
Effect of changes in discount rate assumptions	—	(107)	(107)	—	(114)	(114)
Balance, end of period	$—	$2,071	$2,071	$—	$2,308	$2,308

Present Value of Expected Future Policy Benefits:
Balance, beginning of period	$7,142	$4,100	$11,242	$5,532	$4,169	$9,701
Beginning balance at original discount rate	7,135	4,459	11,594	5,668	4,601	10,269
Effect of changes in cash flow assumptions (1)	31	(53)	(22)	6	77	83
Effect of actual variances from expected experience	(43)	11	(32)	(34)	(56)	(90)
Adjusted beginning of period balance	7,123	4,417	11,540	5,640	4,622	10,262
Issuances	188	12	200	669	5	674
Interest accrual	154	90	244	138	89	227
Benefit payments	(334)	(177)	(511)	(265)	(153)	(418)
Derecognitions (lapses and withdrawals)	9	—	9	28	—	28
Foreign currency translation	(21)	—	(21)	107	—	107
Ending balance at original discount rate	7,119	4,342	11,461	6,317	4,563	10,880
Effect of changes in discount rate assumptions	(98)	(337)	(435)	(45)	(360)	(405)
Balance, end of period	$7,021	$4,005	$11,026	$6,272	$4,203	$10,475

Liability for future policy benefits	$7,021	$1,934	$8,955	$6,272	$1,895	$8,167
Less: Reinsurance recoverables	(2)	(1,266)	(1,268)	(1)	(1,311)	(1,312)
Net liability for future policy benefits, after reinsurance recoverables	$7,019	$668	$7,687	$6,271	$584	$6,855

Weighted-average liability duration of future policy benefits (years)	8 years	13 years		6 years	14 years

Weighted average interest accretion rate	5.36%	4.75%		5.28%	4.77%
Weighted average current discount rate	5.51%	5.67%		5.36%	5.69%
(1)For the six months ended June 30, 2026 and 2025, the Company recognized liability remeasurement losses of $60 million and $31 million, respectively, from the net effect of the changes in cash flow assumptions, which were included in “Policyholder benefits and claims incurred” in the Condensed Consolidated Statements of Operations.

The amounts of undiscounted and discounted expected gross premiums and future benefit payments follow:

	June 30, 2026		June 30, 2025
	Undiscounted	Discounted	Undiscounted	Discounted
	(Dollars in millions)
Annuities
Expected future benefit payments	$12,266	$7,021	$10,620	$6,245
Expected future gross premiums	—	—	—	—

Life Insurance
Expected future benefit payments	8,161	4,005	8,675	4,203
Expected future gross premiums	4,978	2,938	5,482	3,259

Total
Expected future benefit payments	20,427	11,026	19,295	10,448
Expected future gross premiums	4,978	2,938	5,482	3,259
The amount of revenue and interest recognized in the Condensed Consolidated Statements of Operations follows:

	Six Months Ended June 30,
	2026	2025	2026	2025
	Gross Premiums or Assessments		Interest Expense
	(Dollars in millions)
Annuities	$192	$687	$153	$118
Life Insurance	185	206	44	41

17. Policyholders' Account Balances
Policyholders’ account balances relate to investment-type contracts and universal life-type policies as well as balances relating to funding agreements. Investment-type contracts principally include traditional individual fixed rate annuities and fixed index annuities in the accumulation phase and group annuity contracts.
The balances and changes in policyholders’ account balances are as follows:

	Six Months Ended June 30,
	2026			2025
	Annuities	Life Insurance	Total	Annuities	Life Insurance	Total
	(Dollars in millions)
Balance, beginning of period	$86,999	$2,193	$89,192	$80,046	$2,107	$82,153
Issuances	6,229	7	6,236	7,062	26	7,088
Premiums received	63	216	279	62	218	280
Policy charges	(313)	(181)	(494)	(287)	(189)	(476)
Surrenders and withdrawals	(5,550)	(64)	(5,614)	(5,037)	(55)	(5,092)
Interest credited	1,726	64	1,790	1,441	51	1,492
Benefit payments	(640)	—	(640)	(538)	—	(538)
Other	(5)	—	(5)	4	—	4
Balance, end of period	$88,509	$2,235	$90,744	$82,753	$2,158	$84,911

Reconciling items:
Funding agreements	$3,509	$—	$3,509	$930	$—	$930
Supplemental contracts	956	—	956	496	—	496
Embedded derivative and other	761	94	855	508	89	597
Total PAB balance, end of period	$93,735	$2,329	$96,064	$84,687	$2,247	$86,934

Weighted-average crediting rate	3.60%	5.55%		3.40%	5.17%
Net amount at risk (1)	$13,803	$38,083		$12,907	$38,673
Cash surrender value	$81,571	$2,024		$76,292	$1,919
(1)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums follow.

		June 30, 2026
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 - 50 Basis Points Above	51 - 150 Basis Points Above	> 150 Basis Points Above	Other (1)	Total
		(Dollars in millions)
Annuities	0% - 1%	$2,997	$2,450	$3,866	$5,601	$—	$14,914
	1% - 2%	2,262	254	787	1,026	—	4,329
	2% - 3%	1,800	515	369	17,167	—	19,851
	Greater than 3%	252	5	11	5	—	273
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	49,142	49,142
	Total	$7,311	$3,224	$5,033	$23,799	$49,142	$88,509

Life Insurance	0% - 1%	$—	$—	$—	$—	$—	$—
	1% - 2%	42	6	68	900	—	1,016
	2% to 3%	378	—	222	—	—	600
	Greater than 3%	602	—	—	17	—	619
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	—	—
	Total	$1,022	$6	$290	$917	$—	$2,235

		June 30, 2025
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 - 50 Basis Points Above	51 - 150 Basis Points Above	> 150 Basis Points Above	Other (1)	Total
		(Dollars in millions)
Annuities	0% - 1%	$3,715	$2,668	$4,170	$4,868	$—	$15,421
	1% - 2%	1,569	307	1,008	1,596	—	4,480
	2% - 3%	1,931	373	217	11,323	—	13,844
	Greater than 3%	270	5	6	11	—	292
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	48,716	48,716
	Total	$7,485	$3,353	$5,401	$17,798	$48,716	$82,753

Life Insurance	0% - 1%	$—	$—	$—	$—	$—	$—
	1% - 2%	38	2	66	791	—	897
	2% to 3%	423	—	221	—	—	644
	Greater than 3%	617	—	—	—	—	617
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	—	—
	Total	$1,078	$2	$287	$791	$—	$2,158
(1)Other includes products with either a fixed rate or no guaranteed minimum crediting rate or allocated to index strategies.

18. Market Risk Benefits
The net balance of market risk benefit (MRB) assets and liabilities of, and changes in guaranteed minimum withdrawal benefits associated with, annuity contracts is as follows:

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$3,362	$2,799
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	3,349	2,549
Issuances	(5)	(6)
Interest accrual	79	70
Attributed fees collected	153	121
Effect of changes in interest rates	(111)	49
Effect of changes in equity markets	120	98
Effect of changes in equity index volatility	2	(43)
Effect of changes in future expected policyholder behavior	7	68
Effect of changes in other future expected assumptions	2	7
Balance, end of period, before effect of changes in the instrument-specific credit	3,596	2,913
Effect of changes in the ending instrument-specific credit risk	(12)	279
Balance, end of period	3,584	3,192
Less: Reinsured MRB, end of period	(600)	(576)
Balance, end of period, net of reinsurance	$2,984	$2,616

Net amount at risk (1)	$13,341	$12,460
Weighted average attained age of contract holders (years)	71 years	71 years
(1)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
The reconciliation of market risk benefits by amounts in an asset position and in a liability position to the “Market risk benefits” amount in the Condensed Consolidated Statements of Financial Position follows.

	June 30, 2026
	Asset	Liability	Net Liability
	(Dollars in millions)
Market risk benefits	$1,167	$4,751	$3,584

	December 31, 2025
	Asset	Liability	Net Liability
	(Dollars in millions)
Market risk benefits	$1,174	$4,536	$3,362

19. Long Term Borrowings
The following is a summary of our long term borrowings:

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Term Loan Credit Facility - due May 25, 2027	$99	$98
5.000% Senior Notes - due June 15, 2027	494	490
5.750% Senior Notes - due October 1, 2029	597	596
6.144% Senior Notes - due June 13, 2032	497	497
6.000% Senior Notes - due July 15, 2035	692	692
5.000% American Equity Capital Trust II - due June 1, 2047	84	84
7.000% Fixed-Rate Reset Junior Subordinated Notes - due December 1, 2055	494	494
Total	$2,957	$2,951
The agreements above require the Company and its subsidiaries to maintain minimum net worth covenants. As of June 30, 2026 and December 31, 2025, the Company was in compliance with its financial covenants.
20. Income Taxes
For the three and six months ended June 30, 2026, the effective tax rates on pre-tax income were 25.7% and 29.7%, respectively. For the three and six months ended June 30, 2026, the Company’s effective rate was higher than the statutory rate of 21% for both periods primarily due to the impact of changes to our Bermuda deferred tax asset and tax credit project expenses charged to tax expense.
For the three and six months ended June 30, 2025, the effective tax rates on pre-tax income were 19.4% and 23.0%, respectively. For the three month period, the effective tax rate was not materially different from the statutory rate of 21%. For the six months ended June 30, 2025, the effective tax rate was higher than the statutory rate of 21% due to pre-tax losses incurred during the period, which generated a tax benefit, and normal tax benefits that further increased our tax benefit.
Pillar Two and Bermuda Corporate Income Tax Regime
In December 2023, the Government of Bermuda enacted a corporate income tax (“CIT”) regime, designed to align with the Organization for Economic Cooperation and Development's ("OECD's") global minimum tax rules. The Corporate Income Tax Act 2023 came into operation in its entirety on January 1, 2025. The regime applies a 15% CIT to Bermuda businesses that are part of Multinational Enterprise Groups with annual revenue of €750 million or more, which includes ANGI. As of June 30, 2026, we had a current tax asset of $44 million and a deferred tax asset of $435 million and as of December 31, 2025, we had a current tax asset of $44 million and a deferred tax asset of $457 million related to this regime.
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
During the three months ended June 30, 2026 and 2025, we accrued for dividends totaling $6 million and $6 million for the Series D preferred stock. For the six months ended June 30, 2026 and 2025, we paid dividends totaling $6 million and $6 million for Series D preferred stock.
For the six months ended June 30, 2025, we paid dividends totaling $8 million for Series A preferred stock.
For the three and six months ended June 30, 2025, we paid dividends totaling $5 million and $10 million for Series B preferred stock.

Distribution to Parent
Effective June 17, 2026, the Company approved a distribution to Brookfield Wealth Solutions Ltd. primarily composed of $433 million in promissory notes receivable and other assets. The remainder of the distribution includes property and casualty related assets that will be ultimately transferred to Clearbrook. The impact to stockholders’ equity as a result of this transaction was a decrease of $491 million.
22. Accumulated Other Comprehensive Income
The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below:

	Change in Net Unrealized Investment Gains (Losses)	Change in Discount Rate for Future Policy Benefits	Change in Instrument- Specific Credit Risk for Market Risk Benefits	Defined Benefit Pension Plan Adjustment	Total
	(Dollars in millions)
Balance as of December 31, 2025	$880	$159	$(15)	$70	$1,094
Other comprehensive income (loss) before reclassifications	(853)	183	182	(4)	(492)
Amounts reclassified to net income	8	—	—	—	8
Deferred income tax benefit (expense)	178	(39)	(39)	1	101
Balance at March 31, 2026	213	303	128	67	711
Other comprehensive loss before reclassifications	(124)	(77)	(156)	(4)	(361)
Amounts reclassified to net income	7	—	—	—	7
Deferred income tax benefit	26	16	33	1	76
Balance at June 30, 2026	$122	$242	$5	$64	$433

Balance as of December 31, 2024	$154	$279	$(196)	$103	$340
Other comprehensive income (loss) before reclassifications	397	(35)	68	(4)	426
Amounts reclassified from net income	(7)	—	—	—	(7)
Deferred income tax benefit (expense)	(83)	12	(19)	1	(89)
Balance at March 31, 2025	461	256	(147)	100	670
Other comprehensive income (loss) before reclassifications	191	(57)	(104)	(3)	27
Amounts reclassified from net income	(34)	—	—	—	(34)
Deferred income tax benefit (expense)	(30)	4	26	1	1
Balance at June 30, 2025	$588	$203	$(225)	$98	$664
23. Related Party Transactions
The Company has entered into recurring transactions and agreements with certain related parties. The impact on the Condensed Consolidated Financial Statements of significant related party transactions is discussed below.
Investment Management
For the three and six months ended June 30, 2026, the Company paid investment management fees pursuant to investment management agreements with an affiliate of Brookfield Asset Management Ltd. (“BAM”) of $65 million and $127 million, respectively. For the three and six months ended June 30, 2025 the Company paid investment management fees pursuant to investment management agreements with an affiliate of Brookfield Asset Management Ltd. (“BAM”) of $52 million and $99 million, respectively. The Company had $62 million and $57 million of investment management fees payable to an affiliate of BAM as of June 30, 2026 and December 31, 2025, respectively, which are included in “Due to related parties” on the Condensed Consolidated Statements of Financial Position.
Other Related Party Transactions
As of June 30, 2026 and December 31, 2025, we held investments in related parties of $9.6 billion and $9.6 billion, respectively, not including equity method investments. See Note 8 - Variable Interest Entities and Equity Method Investments for details on our equity method investments. Our investments in related parties as of June 30, 2026 and December 31, 2025 include approximately $3.8 billion and $4.2 billion respectively, of private loans with subsidiaries of Brookfield Corporation. The Company’s investments in related parties are net of maturities, prepayments and sales that occurred during the year and reflect any other changes in carrying values during the year, such as fair value changes for investments carried at fair value.
Our investment transactions with related parties for the six months ended June 30, 2026 include the refinancing of an existing $450 million loan provided to subsidiaries of Brookfield Infrastructure Partners L.P. For the six months ended June 30, 2025, we did not have significant investment transactions with related parties.

Subsidiaries of the Company had demand deposit agreements with Brookfield Treasury Management Ltd. (“BTML”), a subsidiary of Brookfield Corporation and BWS US Holdings LLC (“BWS US”), an indirect wholly-owned subsidiary of Brookfield Wealth Solutions Ltd. As of June 30, 2026 and December 31, 2025, the balance under the BTML agreement was $272 million and $265 million, respectively. The balance outstanding under the agreement with BWS US at June 30, 2026 and December 31, 2025 was $357 million and $532 million, respectively. These amounts are included in “Cash and cash equivalents” in the Company's Condensed Consolidated Statements of Financial Position. For the three and six months ended June 30, 2026, the Company earned interest income from these agreements of $11 million and $20 million, respectively, and $8 million and $17 million for the three and six months ended June 30, 2025, respectively.
On April 1, 2026, Brookfield Wealth Solutions Ltd. closed on the acquisition of Just Group plc (“Just”). One of the Company’s subsidiaries had a pre-existing coinsurance reinsurance agreement with Just, and following the acquisition, Just is now considered a related party of ANGI. There is no financial statement impact or change to the existing reinsurance agreement as a result of this transaction.
24. Segment Reporting
ANGI operates as one reporting segment which is managed on a consolidated basis and consists of fixed deferred and fixed index annuity products, as well as PRT contracts, funding agreements, and life contracts. Products are primarily sold through independent agents, brokers, and financial institutions.
Prior to October 1, 2025, the Company was organized into three segments, annuities, life insurance, and property and casualty. As discussed in Note 26 - Discontinued Operations, the Company completed the transfer of the P&C Subsidiaries on October 1, 2025. Subsequently during Q2 2026, it was announced that the sale of new life insurance products by American National Insurance Company (“American National”) through its career agent distribution channel would be terminated. American National had previously ceased selling new life insurance policies through its multiple-line and independent agent distribution channels in 2025. The transfer of the P&C Subsidiaries and withdrawal from the life insurance business represent strategic shifts for ANGI. Accordingly, the property and casualty and life insurance businesses are no longer reported as the Company’s chief operating decision maker (“CODM”) now allocates resources to ANGI on a consolidated basis. The prior period disclosures below have been recast to present segment information on a comparative basis.
The ANGI segment is regularly reviewed by the Company’s CODM for the purpose of allocating resources to the segment and assessing its performance. The Company’s CODM has been identified as the Brookfield Wealth Solutions Ltd. Chief Executive Officer and the Brookfield Wealth Solutions Ltd. Chief Financial Officer.
The key measure used by the CODM in assessing performance and in making resource allocation decisions is income from continuing operations, net of tax (“net income”) on the Condensed Consolidated Statements of Operations. Net income provides the CODM with insights on capital allocation and investment strategies, as well as product mix and pricing of insurance products offered by the Company.
The tables below provide consolidated results in the format that the CODM uses to make decisions and assess performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net premiums and other policy related revenues (revenue from external customers)	$332	$526	$639	$1,133
Net investment income	1,289	1,139	2,578	2,390
Investment related gains (losses)	59	(11)	29	(8)
Other income	26	27	60	55
Total revenue	1,706	1,681	3,306	3,570
Policyholder benefits and claims incurred	244	510	475	1,112
Interest sensitive contract benefits	762	485	1,307	997
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	271	246	543	484
Change in fair value of market risk benefits	109	(47)	248	314
Interest expense	42	49	91	93
Other segment items (1)	(2)	299	342	722
Income tax expense (benefit)	72	27	89	(35)
Income (loss) from continuing operations	$208	$112	$211	$(117)
(1)Other segment items reflects the difference between segment revenues and significant segment expenses and includes the change in fair value of insurance-related derivatives and embedded derivatives as well as operating expenses which are presented on the Condensed Consolidated Statements of Operations.
The CODM uses total consolidated assets as the measure of segment assets as reported on the Condensed Consolidated Statements of Financial Position.

A subsidiary held $1.4 billion of assets pledged under a coinsurance reinsurance agreement with Just, who is domiciled in the United Kingdom, as of June 30, 2026 and December 31, 2025. There were no other material assets held in jurisdictions outside of the United States as of June 30, 2026 and December 31, 2025.
There was no material revenue generated in jurisdictions outside of the United States for the three and six months ended June 30, 2026 and 2025.
25. Financial Commitments and Contingencies
Commitments
As of June 30, 2026, the Company and its subsidiaries, in aggregate, had outstanding unfunded commitments to purchase, expand or improve real estate and to fund mortgage loans, private loans as well as investment funds of $7.1 billion.
The Company’s subsidiaries lease office space, technological equipment and automobiles. The remaining long-term lease commitments as of June 30, 2026 were approximately $122 million and are included in the Company’s Condensed Consolidated Statements of Financial Position within “Other liabilities”.
Federal Home Loan Bank (“FHLB”) Agreements
Certain of the Company’s subsidiaries have access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of June 30, 2026, certain municipal bonds and collateralized mortgage obligations with a fair value of approximately $780 million and commercial mortgage loans of approximately $1.0 billion were on deposit with the FHLB as collateral for borrowing. As of June 30, 2026, the collateral provided borrowing capacity of approximately $1.4 billion. The deposited securities and commercial mortgage loans are included in the Condensed Consolidated Statements of Financial Position within “Available-for-sale fixed maturity securities” and “Mortgage loans on real estate”, respectively.
Funding Agreements
Starting in 2025, we have a funding agreement-backed note (“FABN”) program under which a statutory trust that is not consolidated or affiliated with us issues senior secured medium-term notes. The FABN notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors for the purposes of generating a spread-based return. This trust uses the net proceeds from each sale to purchase one or more funding agreements from a subsidiary of the Company. As of June 30, 2026, we had $2.7 billion outstanding under the FABN program. The maximum aggregate principal amount permitted to be outstanding at any one time is $4.0 billion. In addition, we had $815 million outstanding under other funding agreements at June 30, 2026.
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
The following table summarizes the major components of net income from discontinued operations, net of tax related to the distribution, for the three and six months ended June 30, 2025.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(Dollars in millions)
Net premiums	$398	$829
Net investment income	21	45
Investment related gains	84	77
Other income	2	4
Total revenues	505	955

Policyholder benefits and claims incurred	318	604
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	86	166
Operating expenses	48	99
Total benefits and expenses	452	869

Net income before income taxes from discontinued operations	53	86
Income tax expense	11	18
Net income from discontinued operations	$42	$68
27. Subsequent Events
The Company evaluated all events and transactions through August 13, 2026, the date the accompanying condensed consolidated financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited condensed consolidated financial position at June 30, 2026 compared with December 31, 2025, and our unaudited condensed consolidated results of operations for the three and six months ended June 30, 2026 and 2025, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited condensed consolidated financial statements, notes thereto and selected condensed consolidated financial data appearing elsewhere in this Form 10-Q as well as the December 31, 2025 audited consolidated financial statements included in the Form 10-K, filed with the SEC on March 30, 2026. Interim operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the entire year. Preparation of financial statements requires use of management estimates and assumptions.
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
•option costs increases.
•counterparty credit risks.
•third-party service-provider failures to perform or to comply with legal or regulatory requirements.
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
Prior to October 1, 2025, the Company was organized into three segments, annuities, life insurance, and property and casualty. As discussed in Note 26 - Discontinued Operations, the Company completed the transfer of the P&C Subsidiaries on October 1, 2025. Subsequently during Q2 2026, it was announced that the sale of new life insurance products by American National through its career agent distribution channel would be terminated. American National had previously ceased selling new life insurance policies through its multiple-line and independent agent distribution channels in 2025. The transfer of the P&C Subsidiaries and withdrawal from the life insurance business represent strategic shifts for ANGI and accordingly, the property and casualty and life insurance segments are no longer reportable segments as the Company’s chief operating decision maker (“CODM”) is no longer allocating resources to those businesses and rather is focused on ANGI consolidated. See Note 24 - Segment Reporting for more information.

Key Financial Data
The following table presents key financial data of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Total assets	$131,714	$126,345	$131,714	$126,345
Net income (loss) attributable to American National Group Inc. common stockholder	198	141	191	(95)
Distributable operating earnings (1)	291	320	597	661
(1)Distributable Operating Earnings is a Non-GAAP measure. See “Reconciliation of Non-GAAP Measures”.
Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025
Net Premiums
The breakdown of premiums by product, net of ceded premiums is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Annuities:
Retail (1)
Fixed Rate	$—	$—	$—	$2
Total Retail Annuities	—	—	—	2
Institutional:
Pension Risk Transfer (2)	25	260	87	636
Total Institutional Annuities	25	260	87	636

Total Annuities	25	260	87	638

Life	117	94	200	174

Total net premiums	$142	$354	$287	$812
(1)Premiums received from retail annuities are generally recorded as deposits and are not included in net premiums on the Condensed Consolidated Statements of Operations.
(2)Premiums differ from gross annuity sales in Pension Risk Transfer (PRT), since premiums are recognized as revenue when due while they are included in sales upon deal close, which is confirmed by the counterparty.
Comparison of Three Months Ended June 30, 2026 vs. 2025
For the three months ended June 30, 2026, we reported total net premiums of $142 million, compared to net premiums of $354 million for the same period in 2025. The decrease of $212 million is a result of a smaller PRT market during 2026 and our pricing discipline related to expected returns on this business.
Comparison of Six Months Ended June 30, 2026 vs. 2025
For the six months ended June 30, 2026, we reported total net premiums of $287 million, compared to net premiums of $812 million for the same period in 2025. The decrease of $525 million is a result of a smaller PRT market during 2026 and our pricing discipline related to expected returns on this business as noted above.

Gross Annuity Sales
Gross annuity sales are comprised of directly written retail and institutional annuity deposits, which generally are not included in revenues on the Condensed Consolidated Statements of Operations.
The breakdown of gross annuity sales is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Retail:
Fixed Index	$1,631	$2,513	$3,322	$4,348
Fixed Rate	1,175	1,052	2,554	2,095
Other (1)	177	57	353	103
Total Retail Annuities	2,983	3,622	6,229	6,546

Institutional:
Pension Risk Transfer (2)	30	262	94	644
Funding Agreements	700	400	1,200	900
Total Institutional Annuities	730	662	1,294	1,544

Total gross annuity sales	$3,713	$4,284	$7,523	$8,090
(1)Other retail annuities represent sales of single premium immediate annuities and structured settlement annuities.
(2)Gross annuity sales differ from premiums in Pension Risk Transfer, since premiums are recognized as revenue when due while they are included in sales upon deal close, which is confirmed by the counterparty.
Comparison of Three Months Ended June 30, 2026 vs. 2025
For the three months ended June 30, 2026, we reported total gross annuity sales of $3.7 billion, compared to gross annuity sales of $4.3 billion for the same period in 2025. The decrease of $571 million is primarily due to decreased sales activity in some of our fixed index retail annuity product coupled with a decline in PRT sales due to a smaller PRT market in 2026 and our pricing discipline related to expected returns on the PRT business.
Comparison of Six Months Ended June 30, 2026 vs. 2025
For the six months ended June 30, 2026, we reported total gross annuity sales of $7.5 billion, compared to gross annuity sales of $8.1 billion in the prior year period. Annuity sales declined quarter over quarter due to decreased sales in our fixed index annuity product. Additionally, PRT sales decreased due to a smaller PRT market during 2026 and our pricing discipline related to expected returns on the business.

The following table summarizes the financial results of our business for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net premiums	$142	$354	$287	$812
Other policy revenue	190	172	352	321
Net investment income	1,289	1,139	2,578	2,390
Investment related gains (losses)	59	(11)	29	(8)
Other income	26	27	60	55
Total revenues	1,706	1,681	3,306	3,570

Policyholder benefits and claims incurred	244	510	475	1,112
Interest sensitive contract benefits	762	485	1,307	997
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	271	246	543	484
Change in fair value of insurance-related derivatives and embedded derivatives	(232)	131	(94)	330
Change in fair value of market risk benefits	109	(47)	248	314
Operating expenses	230	168	436	392
Interest expense	42	49	91	93
Total benefits and expenses	1,426	1,542	3,006	3,722
Net income (loss) before income taxes	280	139	300	(152)
Income tax expense (benefit)	72	27	89	(35)
Income (loss) from continuing operations	208	112	211	(117)
Income from discontinuing operations, net of tax	—	42	—	68
Net income (loss)	208	154	211	(49)
Less: Net income from continuing operations attributable to noncontrolling interests, net of tax	4	2	8	5
Net income (loss) attributable to American National Group Inc. stockholders	204	152	203	(54)
Less: Preferred stock dividends and redemption	6	11	12	41
Net income (loss) attributable to American National Group Inc. common stockholder	$198	$141	$191	$(95)
Comparison of Three Months Ended June 30, 2026 vs. 2025
For the three months ended June 30, 2026, we reported net income of $204 million, compared to net income of $152 million for the same period in 2025. The increase of $52 million was primarily driven by a benefit from the change in fair value of insurance-related derivatives and embedded derivatives as a result of equity market and interest rate movements, a decrease in policyholder benefits and claims incurred, and an increase in net investment income. Those impacts were partially offset by an increase in interest sensitive contract benefits due to higher index credits during the current period, an increase in the change fair value of market risk benefits, a decrease in net premiums, and an increase in operating expenses.
Net premiums and other policy revenue were $332 million for the three months ended June 30, 2026, compared to $526 million for the same period in 2025. The decrease of $194 million was primarily attributable to lower PRT sales in the quarter as compared to the prior year.
Net investment income increased by $150 million for the three months ended June 30, 2026, compared to the same period in 2025. Net investment income comprise interest and dividends recognized on financial instruments, equity investments and other miscellaneous fee income. The increase in 2026 was driven by the increase in assets under management due to growth of the business as well as the continued rotation into higher yielding investment strategies.
We recorded $59 million of investment related gains for the three months ended June 30, 2026, an increase of $70 million compared to the same period in 2025. The increase was primarily driven by the change in unrealized gains (losses) on equity securities as well as an increase in realized gains recognized on investments in certain limited partnerships and limited liability companies.
Policyholder benefits and claims incurred were $244 million for the three months ended June 30, 2026, compared to $510 million for the same period in 2025. The decrease of $266 million was primarily due to a decrease in PRT sales which resulted in lower reserve changes.
Interest sensitive contract benefits represent interest credited to policyholders’ account balances from our investment contracts with customers. During the three months ended June 30, 2026, interest sensitive contract benefits increased $277 million over the same period in 2025 due to new annuity business issued and an increase in index credits as a result of equity market movements, partially offset by surrender and withdrawal activities.

Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired increased by $25 million compared to the same period in 2025, primarily due to the continued growth of the annuity business which increases the deferred acquisition cost and deferred sales inducements assets.
Change in fair value of insurance-related derivatives and embedded derivatives decreased by $363 million for the three months ended June 30, 2026 compared to the same period of 2025. The decrease was primarily due to the impact of interest rates and equity market performance on the fair value of the embedded derivatives and equity-indexed options.
Change in fair value of market risk benefits represents the mark-to-market movements of our liability based on protection to the policyholder from capital market risk. The increase in the fair value of market risk benefits of $156 million for the three months ended June 30, 2026 compared to the same period of 2025 was primarily due to the impact of interest rates and equity markets on the valuation of these liabilities.
Operating expenses were $230 million for the three months ended June 30, 2026, compared to $168 million for the same period in 2025, a increase of $62 million. The increase was primarily driven by a one-time impairment of office property as well as approximately $17 million of non-recurring expenses related to the termination of the sale of new life insurance products through its career agent distribution channel.
The decrease of $7 million of interest expense on borrowings compared to the same period in 2025 was mainly due to the consolidation impact of certain investments in variable interest entities.
Income tax expense was $72 million for the three months ended June 30, 2026, resulting in an effective tax rate of 25.7%. This is compared to a $27 million tax expense and a 19.4% effective tax rate for the same period in 2025. For the three months ended June 30, 2026, the Company’s effective rate was higher than the statutory rate of 21% primarily due to changes to our Bermuda deferred tax asset and tax credit project expenses charged to tax expense. For the three month period ended June 30, 2025, the Company’s effective tax rate was not materially different from the statutory rate of 21%.
Income from discontinuing operations, net of tax was $0 million for the three months ended June 30, 2026 compared to $42 million for the same period in 2025. Income from discontinuing operations in the prior period was primarily attributable to unrealized gains on the equity securities portfolio coupled with net premiums in excess of policyholder benefits and claims incurred due to improved loss experience arising from underwriting actions implemented on the property casualty block of business which was disposed of during 2025 as discussed in Note 26 - Discontinued Operations.
Comparison of Six Months Ended June 30, 2026 vs. 2025
For the six months ended June 30, 2026, we reported a net income of $203 million, compared to a net loss of $(54) million for the same period in 2025. The change in net income (loss) is primarily driven by decreases in the expense associated with the change in fair value of market risk benefits and the expense associated with the change in fair value of insurance-related derivatives and embedded derivatives as a result of equity market and interest rate movements. Additionally, there was an increase in net investment income due to continued rotation into higher yielding investment strategies and a decrease in policyholder benefits and claims incurred, partially offset by a decrease in net premiums, due to lower PRT sales. Those impacts were partially offset by an increase in interest sensitive contract benefits due to an increase in index credits from changes in the equity market and an increase in amortization of DAC, DSI, and VOBA which are a result of continued growth of the annuity business.
Net premiums and other policy revenue of $639 million decreased by $494 million for the six months ended June 30, 2026, compared to the same period in 2025 primarily due to lower PRT sales as compared to the prior year period due to a smaller PRT market during 2026 and our pricing discipline related to expected return on this business.
Net investment income increased by $188 million for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily driven by the increase in assets under management due to sustained growth of the business as well as continued rotation into higher yielding investment strategies.
The Company realized investment related gains of $29 million for the six months ended June 30, 2026, compared to losses of $8 million for the same period in 2025. The increase in investment gains of $37 million was primarily due to the change in unrealized gains/losses on equity securities during 2026 as well as realized gains on investments in certain limited partnerships and limited liability corporations.
Policyholder benefits and claims incurred decreased by $637 million for the six months ended June 30, 2026, compared to the same period in 2025. The decrease is primarily due to a reduction in PRT sales which resulted in lower reserve changes.
For the six months ended June 30, 2026, interest sensitive contract benefits increased by $310 million compared to the same period in 2025 primarily driven by an increase in the in-force block of annuity business due to continued growth of the business as well as higher index credits driven by the change in equity market activity.during the period.
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired increased by $59 million compared to the same period in 2025, primarily due to continued growth of the annuity business which increases the deferred acquisition cost and deferred sales inducements assets.

Change in fair value of insurance-related derivatives and embedded derivatives decreased by $424 million for the six months ended June 30, 2026 compared to the same period of 2025. The decrease was primarily due to the impact of interest rates and equity market performance on the fair value of the embedded derivatives and equity-indexed options.
The decrease in the change in fair value of market risk benefit of $66 million for the six months ended June 30, 2026 compared to the same period of 2025 was primarily due to the impact of interest rates and equity markets on the valuation of these liabilities.
Operating expenses increased by $44 million for the six months ended June 30, 2026 compared to the same period in 2025, primarily driven by a one-time impairment of office property as well as non-recurring expenses related to the termination of the sale of new life insurance products through its career agent distribution channel in Q2 2026.
Interest expense on borrowings decreased by $2 million for the six months ended June 30, 2026 compared to the same period in 2025 primarily as a result of recurring repayments of the term loan during 2025 partially offset by increased borrowings with senior notes issued in June 2025 and junior subordinated notes entered into in August 2025.
Income tax expense was $89 million for the six months ended June 30, 2026, resulting in an effective tax rate of 29.7%. This is compared to a $(35) million tax benefit and a 23.0% effective tax rate for the same period in 2025. For the six months ended June 30, 2026, the Company’s effective rate was higher than the statutory rate of 21% primarily due to changes to our Bermuda deferred tax asset and tax credit project expenses charged to tax expense. For the six month period ended June 30, 2025, the Company’s effective tax rate was not materially different from the statutory rate of 21%.
Income from discontinuing operations, net of tax was $0 million for the six months ended June 30, 2026 compared to $68 million for the same period in 2025. Income from discontinuing operations in the prior period was primarily attributable to unrealized gains on the equity securities portfolio coupled with net premiums in excess of policyholder benefits and claims incurred due to improved loss experience arising from underwriting actions implemented on the property casualty block of business which was disposed of during 2025 as discussed in Note 26 - Discontinued Operations.
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
The following table presents DOE of our reporting segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Distributable Operating Earnings	$291	$320	$597	$661
Comparison of Three Months Ended June 30, 2026 vs. 2025
DOE decreased by $29 million for the three months ended June 30, 2026 compared to the same period in 2025. The decrease is primarily attributable to an increase in the cost of funds due to higher option costs and crediting rates and a decrease in product charges as a result of lower surrender activity in 2026 partially offset by increased net investment income from our continued deployment into higher yielding investment strategies.
Comparison of Six Months Ended June 30, 2026 vs. 2025
DOE decreased by $64 million for the six months ended June 30, 2026 compared to the same period in 2025. The decrease is primarily attributable to an increase in cost of funds as a result of increased new business option costs and fixed interest. These changes were partially offset by increased investment income from our continued deployment into higher yielding investment strategies coupled with an increased asset base from annuity sales over the past twelve months.

Financial Condition
Comparison as of June 30, 2026 and December 31, 2025
The following table summarizes the financial position as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Assets
Investments	$95,451	$90,516
Cash and cash equivalents	8,416	11,660
Accrued investment income	834	799
Deferred policy acquisition costs, deferred sales inducements and value of business acquired	11,665	11,513
Deferred tax asset	435	460
Reinsurance recoverables and deposit assets	8,831	9,255
Property and equipment	70	161
Intangible assets	1,480	1,501
Other assets	2,910	2,822
Goodwill	748	748
Separate account assets	874	822
Total assets	$131,714	$130,257

Liabilities
Future policy benefits	$10,879	$10,962
Policyholders’ account balances	96,064	92,992
Policy and contract claims	298	410
Market risk benefits	4,751	4,536
Due to related parties	105	103
Other policyholder funds	355	353
Notes payable	206	205
Long term borrowings	2,957	2,951
Funds withheld for reinsurance liabilities	2,887	3,088
Other liabilities	3,669	4,166
Separate account liabilities	874	822
Total liabilities	123,045	120,588

Equity
Preferred stock, Series D	292	292
Additional paid-in capital	5,865	6,404
Accumulated other comprehensive income, net of taxes	433	1,094
Retained earnings	1,955	1,759
Non-controlling interests	124	120
Total equity	8,669	9,669
Total liabilities and equity	$131,714	$130,257
June 30, 2026 vs. December 31, 2025
Total assets increased by $1.5 billion during the period to $131.7 billion. The increase is primarily driven by net annuity inflows which results in increased investment purchases as well as additional capitalization of deferred policy acquisition costs and deferred sales inducements due to continued strong annuity sales.
Total investments increased by $4.9 billion from December 31, 2025 to June 30, 2026. The increase is primarily driven by net annuity inflows and deployment of cash and cash equivalents into fixed maturity investments resulting in increased investment purchases, partially offset by the change in net unrealized investment losses.
Cash and cash equivalents decreased by $3.2 billion from December 31, 2025 to June 30, 2026. The decrease is primarily driven by the deployment of funds into our investments. We continue to maintain a strong liquidity position across our business. For further information, refer to “Liquidity and Capital Resources” section within this MD&A.

Deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”) and value of business acquired (“VOBA”) are capitalized costs directly related to writing new policyholder contracts and include the VOBA intangible assets. During the year, the balance increased by $152 million primarily driven by deferrals associated with writing new business during the period.
Deferred tax assets decreased by $25 million from December 31, 2025 to June 30, 2026. The decrease is primarily due to changes in the deferred tax asset related to the Bermuda corporate income tax.
Reinsurance recoverables and deposit assets are estimated amounts due to the Company from reinsurers and include reinsurance receivables and recoverables from reinsurers and deposit assets associated with reinsurance agreements. The amount decreased by $424 million primarily driven by a reduction in the associated insurance liabilities as well as the run off of certain blocks of business ceded to external reinsurers.
Intangible assets decreased by $21 million during the year, primarily due to the amortization of intangible assets during the period.
Other assets increased by $88 million during the year to $2.9 billion. The balance includes current tax asset, market risk benefit asset, as well as other miscellaneous receivables, and is primarily attributable to investment transaction settlement timing and change in volume partially offset by a decrease in the current tax assets as a result of changes to net income (loss) before income taxes.
Separate account assets and liabilities both increased by $52 million during 2026, primarily due to net realized capital gains on investments during the period, partially offset by policyholder benefits and withdrawals.
Future policy benefits and policyholders’ account balances increased by $3.0 billion during 2026 primarily driven by annuity sales during the period and the impact of changes in interest rates and equity markets on the valuation of the embedded derivatives during the period.
Market risk benefits increased by $215 million during 2026 primarily due to the impact of changes in interest rates and equity markets.
Funds withheld for reinsurance liabilities decreased by $201 million during 2026 as a result of decrements on the existing ceded liabilities and the corresponding funds withheld payable as flow business is not being ceded to external reinsurers.
Other liabilities decreased by $497 million during 2026. The balance includes the reinsured market risk benefits liability, accrued interest on debt and other miscellaneous payables. The decrease during 2026 is primarily driven by a decrease in deferred tax liabilities as a result of changes in unrealized gains or losses and the timing and change in volume of investment transaction settlements.
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

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Cash and cash equivalents	$8,416	$11,660
Liquid financial assets	43,047	42,041
Undrawn credit facilities	1,371	1,505
Total liquidity (1)	$52,834	$55,206
(1)Total Liquidity is a Non-GAAP measure. See “Performance Measures used by Management.”
Today, we have significant liquidity within our insurance portfolios, giving us flexibility to secure attractive investment opportunities. In addition to a portfolio of highly liquid financial assets, our operating companies have additional access to liquidity from sources such as the Federal Home Loan Bank (“FHLB”) and access to a sub-allocation under the Brookfield Wealth Solutions Ltd. revolving credit facility. As of June 30, 2026, the Company had no drawings and a total of $1.4 billion undrawn commitment available related to the FHLB program, and access to $500 million of capacity under the revolving credit facility.
Liquidity within our insurance subsidiaries may be restricted from time to time due to regulatory constraints. As of June 30, 2026, the Company’s total liquidity was $52.8 billion, which included $422 million of cash and cash equivalents held outside of the regulated insurance companies.

Comparison of the Six Months Ended June 30, 2026 and 2025
The following table presents a summary of our cash flows and ending cash balances for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Operating activities	$1,390	$1,206
Investing activities	(6,249)	(3,138)
Financing activities	1,615	2,706
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	11,660	11,330
Net change during the period	(3,244)	774
Cash and cash equivalents, end of period	8,416	12,104
Less: Cash and cash equivalents of discontinued operations	—	490
Cash and cash equivalents, end of period	$8,416	$11,614
Operating Activities
For the six months ended June 30, 2026, we generated $1.4 billion of cash from operating activities compared to $1.2 billion during 2025, primarily due to an increase in net investment income due to continued rotation into higher yielding investment strategies, partially offset by an increase in operating expenses for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 as detailed above.
Investing Activities
For the six months ended June 30, 2026, cash outflows arose as we deployed cash and cash equivalents held as of December 31, 2025 to primarily available-for-sale fixed maturity securities and mortgage loans as we continued to rotate our investment portfolio into higher yielding investment strategies. This resulted in net deployment of $6.2 billion of cash from investing activities, compared to net deployment of $3.1 billion in the prior year.
Financing Activities
For the six months ended June 30, 2026, we recorded a net cash inflow of $1.6 billion from our financing activities, compared to net inflow of $2.7 billion recorded in 2025. The proceeds in the current year period were mainly a result of $1.7 billion net payments received on policyholders’ account deposits partially offset by withdrawals on such accounts. Net cash inflows decreased from 2025 to 2026 due to both lower policyholders’ account deposits and withdrawals in 2026.
Financial Instruments
To the extent that we believe it is economically prudent to do so, our strategy is to hedge a portion of our equity investments and/or cash flows exposed to foreign currencies. The following key principles form the basis of our foreign currency hedging strategy:
•We leverage any natural hedges that may exist within our operations;
•We utilize local currency debt financing to the extent possible; and
•We may utilize derivative contracts to the extent that natural hedges are insufficient.
Future Capital Obligations and Requirements
As of June 30, 2026, the Company and its subsidiaries, in aggregate, had outstanding investment commitments of $7.1 billion. The funded commitments are primarily recognized as mortgage loans, private loans, investment funds, investment real estate and other invested assets. For additional information, see Note 25 - Financial Commitments and Contingencies of the financial statements.

The following is the maturity by year on long term borrowings:

	Payments Due by Year
	Total	Unamortized Discount and Issuance Costs	Less Than 1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More Than 5 Years
	(Dollars in millions)
As of June 30, 2026
Long term borrowings	$2,957	$(43)	$600	$—	$—	$600	$—	$1,800

As of December 31, 2025
Long term borrowings	$2,951	$(49)	$—	$600	$—	$600	$—	$1,800
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
The Company’s insurance subsidiaries are required to follow Risk Based Capital (“RBC”) requirements based on guidelines of the National Association of Insurance Commissioners (“NAIC”). RBC is a method of measuring the level of capital appropriate for an insurance company to support its overall business operations, in light of its size and risk profile. It provides a means of assessing capital adequacy, where the degree of risk taken by the insurer is the primary determinant.
The Company has determined that it is in compliance with all capital requirements as of June 30, 2026 and December 31, 2025.
Performance Measures Used by Management
To measure performance, we focus on net income and total assets, as well as certain Non-GAAP measures, including DOE and Total Liquidity, which we believe are useful to investors to provide additional insights into assets within the business available for redeployment. See “Results of Operations”, “Financial Condition,” and “Liquidity and Capital Resources” sections of this MD&A for further discussion on our performance and Non-GAAP measures for the three and six months ended June 30, 2026 and 2025.
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
Distributable Operating Earnings
We use DOE to assess operating results and the performance of our businesses. We define DOE as net income after applicable taxes, excluding the impact of depreciation and amortization, deferred income taxes related to basis and other changes, and transaction costs, as well as certain investment and insurance reserve gains and losses, including gains and losses related to asset and liability matching strategies, non-operating adjustments related to changes in cash flow assumptions for future policy benefits and change in market risk benefits. DOE is inclusive of returns on equity invested in certain variable interest entities and our share of adjusted earnings from our investments in certain associates.
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
The following table contains further details regarding our use of our Non-GAAP measures, as well as a reconciliation of GAAP consolidated net income from continuing operations to DOE:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Income (loss) from continuing operations (1)	$198	$99	$191	$(163)
Mark-to-market losses (gains) on investments, including reinsurance funds withheld (2)	76	186	213	261
Mark-to-market losses (gains) on insurance contracts and other net assets (3)(4)	(49)	36	113	618
Deferred income tax expense (recovery) relating to basis and other changes	9	(44)	(42)	(182)
Transaction costs	28	5	54	37
Depreciation and amortization expenses	29	38	68	90
DOE	$291	$320	$597	$661
(1)Income (loss) from continuing operations is net income (loss) attributable to American National Group Inc. common stockholder less income from discontinuing operations, net of tax.
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
We manage insurance risk through choosing whether to purchase reinsurance for certain amounts of risk underwritten in our business.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of June 30, 2026 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following materials from American National Group Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Position, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Unaudited Consolidated Financial Statements.

104	The cover page from American National Group Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2026 formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 13, 2026	AMERICAN NATIONAL GROUP INC.

		By:	/s/ Reza Syed
Reza Syed
Chief Financial Officer & Executive Vice President