Form 10-Q
period 2026-09-30
American National Group Inc.
filed 2026-11-12
CIK 1039828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 11, 2026, 10,000 shares of our common shares were outstanding, all of which are held by Brookfield Wealth Solutions Ltd. and its affiliates.
American National Group Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) for Form 10-Q and therefore is filing this Form 10-Q in the reduced disclosure format.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except share and per share data)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Investments:
Available-for-sale fixed maturity securities, at fair value (net of allowance for credit losses of $17 and $3, respectively; amortized cost of $62,161 and $56,854, respectively)	$59,943	$57,992
Equity securities, at fair value	597	1,179
Mortgage loans on real estate, at amortized cost (net of allowance for credit losses of $144 and $100, respectively)	11,369	11,113
Private loans, at amortized cost (net of allowance for credit loss of $126 and $149, respectively)	9,625	8,926
Investment real estate and real estate partnerships (net of accumulated depreciation of $224 and $228, respectively)	6,395	5,800
Investment funds	4,255	3,187
Policy loans	234	234
Short-term investments, at estimated fair value	491	600
Other invested assets	2,001	1,485
Total investments	94,910	90,516

Cash and cash equivalents	8,084	11,660
Accrued investment income	817	799
Deferred policy acquisition costs, deferred sales inducements and value of business acquired	11,675	11,513
Deferred tax asset	537	460
Reinsurance recoverables and deposit assets	8,473	9,255
Property and equipment (net of accumulated depreciation of $62 and $352, respectively)	57	161
Intangible assets (net of accumulated amortization of $349 and $154, respectively)	1,460	1,501
Goodwill	748	748
Other assets	2,946	2,822
Separate account assets	830	822
Total assets	$130,537	$130,257

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except share and per share data)

(Unaudited)

	September 30, 2026	December 31, 2025
Liabilities
Future policy benefits	$10,245	$10,962
Policyholders’ account balances	96,806	92,992
Policy and contract claims	299	410
Market risk benefits	4,242	4,536
Due to related parties	128	103
Other policyholder funds	359	353
Notes payable	205	205
Long term borrowings	2,959	2,951
Funds withheld for reinsurance liabilities	2,757	3,088
Other liabilities	3,614	4,166
Separate account liabilities	830	822
Total liabilities	122,444	120,588

Commitments and Contingencies (Note 25)

Equity
Preferred stock, Series D; par value $1 per share; $25,000 per share liquidation preference; 12,000 shares authorized; issued and outstanding: 2026 - 12,000 shares 2025 - 12,000 shares	292	292
Additional paid-in capital	5,880	6,404
Accumulated other comprehensive income, net of taxes	(1,101)	1,094
Retained earnings	2,894	1,759
Non-controlling interests	128	120
Total equity	8,093	9,669
Total liabilities and equity	$130,537	$130,257

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net premiums	$88	$206	$375	$1,018
Other policy revenue	187	181	539	502
Net investment income	1,424	1,242	4,002	3,632
Investment related losses	(42)	(33)	(13)	(41)
Other income	24	22	84	77
Total revenues	1,681	1,618	4,987	5,188

Policyholder benefits and claims incurred	167	270	642	1,382
Interest sensitive contract benefits	642	523	1,949	1,520
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	283	268	826	752
Change in fair value of insurance-related derivatives and embedded derivatives	(441)	(187)	(535)	143
Change in fair value of market risk benefits	(437)	310	(189)	624
Operating expenses	197	118	633	510
Interest expense	67	47	158	140
Total benefits and expenses	478	1,349	3,484	5,071
Net income before income taxes	1,203	269	1,503	117
Income tax expense	255	109	344	74
Income from continuing operations	948	160	1,159	43
Income from discontinuing operations, net of tax	—	58	—	126
Net income	948	218	1,159	169
Less: Net income (loss) from continuing operations attributable to noncontrolling interests, net of tax	3	(1)	11	4
Net income attributable to American National Group Inc. stockholders	945	219	1,148	165
Less: Preferred stock dividends and redemption	6	11	18	52
Net income attributable to American National Group Inc. common stockholder	$939	$208	$1,130	$113
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$948	$218	$1,159	$169
Other comprehensive income (loss), net of tax:
Change in net unrealized investment gains (losses)	(1,859)	434	(2,614)	868
Change in discount rate for future policy benefits	376	(41)	459	(117)
Change in instrument-specific credit risk for market risk benefits	(48)	99	(28)	70
Defined benefit pension plan adjustment	(3)	(24)	(9)	(29)
Total other comprehensive income (loss)	(1,534)	468	(2,192)	792
Comprehensive income (loss)	(586)	686	(1,033)	961
Less: Comprehensive income (loss) attributable to noncontrolling interests	3	(1)	11	4
Comprehensive income (loss) attributable to American National Group Inc. stockholders	$(589)	$687	$(1,044)	$957
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
(Unaudited)

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
For the three months ended September 30, 2026
Balance at June 30, 2026	$292	$5,865	$433	$1,955	$124	$8,669
Net income for period	—	—	—	945	3	948
Other comprehensive loss	—	—	(1,534)	—	—	(1,534)
Contributions from shareholders, net of tax	—	15	—	—	—	15
Contributions from noncontrolling interests	—	—	—	—	1	1
Dividends	—	—	—	(6)	—	(6)
Balance at September 30, 2026	$292	$5,880	$(1,101)	$2,894	$128	$8,093

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
For the three months ended September 30, 2025
Balance at June 30, 2025	$588	$7,547	$664	$1,283	$135	$10,217
Net income (loss) for period	—	—	—	219	(1)	218
Other comprehensive income	—	—	468	—	—	468
Consolidations of noncontrolling interests	—	—	—	—	87	87
Contributions from noncontrolling interests	—	—	—	—	2	2
Dividends	—	—	—	(11)	—	(11)
Other	—	11	—	(11)	—	—
Balance at September 30, 2025	$588	$7,558	$1,132	$1,480	$223	$10,981

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Dollars in millions)
(Unaudited)

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
For the nine months ended September 30, 2026
Balance at December 31, 2025	$292	$6,404	$1,094	$1,759	$120	$9,669
Net income for period	—	—	—	1,148	11	1,159
Other comprehensive loss	—	—	(2,192)	—	—	(2,192)
Distributions to shareholders, net of tax	—	(545)	—	—	—	(545)
Deconsolidations of noncontrolling interests	—	—	—	—	(66)	(66)
Contributions from noncontrolling interests	—	—	—	—	63	63
Dividends	—	—	—	(18)	—	(18)
Other	—	21	(3)	5	—	23
Balance at September 30, 2026	$292	$5,880	$(1,101)	$2,894	$128	$8,093

	Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
For the nine months ended September 30, 2025
Balance at December 31, 2024	$685	$7,569	$340	$1,356	$78	$10,028
Net income for period	—	—	—	165	4	169
Other comprehensive income	—	—	792	—	—	792
Consolidations of noncontrolling interests	—	—	—	—	145	145
Distributions to noncontrolling interests	—	—	—	—	(4)	(4)
Dividends	—	—	—	(41)	—	(41)
Preferred stock issuance	292	—	—	—	—	292
Preferred stock redemption	(389)	—	—	(11)	—	(400)
Other	—	(11)	—	11	—	—
Balance at September 30, 2025	$588	$7,558	$1,132	$1,480	$223	$10,981
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025

Operating activities:
Net income	$1,159	$169
Less: Net income from discontinued operations	—	(126)
Adjustments to reconcile net income to net cash provided by operating activities:
Other policy revenue	(539)	(502)
Accretion on investments	(402)	(541)
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	826	752
Deferral of policy acquisition costs	(621)	(943)
Gains on investments and derivatives	(261)	(267)
Other losses	46	30
Provisions for credit losses	47	52
Income from equity method investments	(254)	(269)
Distributions from equity method investments	163	225
Interest credited to policyholders' account balances	1,949	1,520
Change in fair value of embedded derivatives	(342)	389
Depreciation and amortization	105	121
Deferred income taxes	343	113
Changes in operating assets and liabilities:
Insurance-related liabilities	(606)	1,053
Premiums due and other receivables	—	(108)
Funds withheld for reinsurance liabilities	(248)	(238)
Reinsurance recoverables and deposit assets	796	754
Accrued investment income	(18)	(32)
Working capital and other	(85)	(309)
Cash used by operating activities - discontinued operations	—	(207)
Cash flows provided by operating activities	2,058	1,636

Investing activities:
Purchase of investments:
Available-for-sale fixed maturity securities	(11,543)	(12,958)
Equity securities	(7)	(21)
Mortgage loans on real estate	(2,636)	(991)
Private loans	(2,705)	(2,415)
Investment real estate and real estate partnerships	(755)	(1,144)
Investment funds	(1,446)	(1,839)
Short-term investments	(591)	(11,326)
Other invested assets	(281)	(235)
Proceeds from sales and maturities of investments:
Available-for-sale fixed maturity securities	6,293	6,369
Equity securities	24	71
Mortgage loans on real estate	2,201	1,999
Private loans	1,847	942
Investment real estate and real estate partnerships	316	90
Investment funds	549	316
Short-term investments	528	13,879
Other invested assets	116	258
Purchases of derivatives	(894)	(714)

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025

Proceeds from sales and maturities of derivatives	1,249	813
Purchase of intangibles and property and equipment	(38)	(42)
Proceeds from sales of intangibles and property and equipment	42	—
Change in collateral held for derivatives	(302)	75
Other	(55)	19
Cash provided by investing activities - discontinued operations	—	369
Cash flows used in investing activities	(8,088)	(6,485)

Financing activities:
Contributions from (distributions to) shareholders	(10)	—
Issuance of preferred equity	—	292
Redemption of preferred equity	—	(400)
Dividends paid to stockholders	(18)	(41)
Borrowings from related parties	21	204
Repayment of borrowings to related parties	(6)	(57)
Borrowings from external parties	—	1,222
Repayment of borrowings to external parties	—	(700)
Deposits on policyholders’ account	10,674	12,018
Withdrawals on policyholders’ account	(8,141)	(7,485)
Debt issuance costs	—	(13)
Issuance of equity, noncontrolling interests	73	64
Distributions to noncontrolling interests	(139)	(19)
Cash provided by financing activities - discontinued operations	—	2
Cash flows provided by financing activities	2,454	5,087

Cash and cash equivalents
Cash and cash equivalents, beginning of period	11,660	11,330
Net change during the period	(3,576)	238
Cash and cash equivalents, end of period	8,084	11,568
Less: Cash and cash equivalents of discontinued operations	—	623
Cash and cash equivalents, end of period	$8,084	$10,945

Supplementary cash flow disclosure:
Cash taxes paid (net of refunds received)	$27	$53
Cash interest paid	114	97

Non-cash transactions:
Fixed maturities received as proceeds from investment fund sales	—	786
Distribution to Parent of promissory notes, other assets, and property and casualty related assets	491	—
Issuance of private loans as a result of refinancing	418	—
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
2. Summary of Significant Accounting Policies
The unaudited condensed consolidated financial statements and notes thereto, including all prior periods presented, have been prepared under accounting principles generally accepted in the United States of America (“GAAP”). The financial statements are prepared on a going concern basis and have been presented in U.S. dollars (“USD”) rounded to the nearest million unless otherwise indicated. The financial statements should be read in conjunction with the December 31, 2025 audited consolidated financial statements of the Company included in the Form 10-K, filed with the SEC on March 30, 2026. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending December 31, 2026. These financial statements reflect all adjustments (consisting of normal recurring adjustments, including reclassifications) which are, in the opinion of management, necessary for a fair and comparable statement of results for the interim periods presented in accordance with GAAP.
The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Included among the material (or potentially material) reported amounts and disclosures that require the use of estimates are the fair value of certain financial assets, future policy benefits (“FPB”), market risk benefits (“MRB”), valuation of embedded derivatives in policyholders’ account balances (“PAB”), and deferred income taxes, including the recoverability of deferred tax assets. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.
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
Out-of-Period Adjustment
During the quarter ended June 30, 2026, the Company identified an immaterial error that existed in the previously issued financial statements due to the incorrect initial classification of certain investments resulting in the impacted investments being held as equity securities rather than equity method investments. The Company evaluated the materiality of the error from both a quantitative and qualitative perspective in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that the error was not material to any period. The Company corrected the cumulative effect of the error with an out-of-period adjustment in the financial statements for the quarter ended June 30, 2026. The out-of-period adjustment resulted in a $22 million increase in “Net income (loss)”, a $101 million decrease in “Total investments”, which includes a $540 million decrease in “Equity securities, at fair value”, and a $439 million increase in "Other invested assets”, a $21 million increase in “Deferred tax asset”, and a $80 million decrease in “Total equity”, which includes a $107 million decrease in “Additional paid-in capital”, a $22 million increase in “Retained earnings”, and a $5 million increase in “Accumulated other comprehensive income, net of taxes”. The impact to “Additional paid-in capital” is reflected in the “Contributions from (distributions to) shareholders, net of tax” line within the Condensed Consolidated Statement of Changes in Equity for the nine months ended September 30, 2026.

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
Recently Issued Accounting Pronouncements
The Company continues to assess the impacts on the financial statements of the following ASUs issued but not yet adopted as of September 30, 2026. ASUs not listed below were assessed and determined to be either not applicable or insignificant in presentation or amount.
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

3. Available-For-Sale Fixed Maturity Securities
The total amortized cost, fair value, allowance for credit losses, and gross unrealized gains and losses of available-for-sale fixed maturity securities are shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(Dollars in millions)
September 30, 2026
U.S. treasury and government	$1,043	$—	$(34)	$—	$1,009
U.S. state and municipal	2,831	1	(164)	—	2,668
Foreign governments	3,232	6	(97)	—	3,141
Corporate debt securities	42,400	86	(1,820)	—	40,666
Residential mortgage-backed securities	867	11	(11)	—	867
Commercial mortgage-backed securities	2,629	33	(59)	(13)	2,590
Collateralized debt securities	9,159	39	(192)	(4)	9,002
Total fixed maturity securities	$62,161	$176	$(2,377)	$(17)	$59,943

December 31, 2025
U.S. treasury and government	$68	$—	$—	$—	$68
U.S. state and municipal	2,866	105	(19)	(3)	2,949
Foreign governments	1,118	51	—	—	1,169
Corporate debt securities	42,310	974	(143)	—	43,141
Residential mortgage-backed securities	966	44	(2)	—	1,008
Commercial mortgage-backed securities	3,051	101	(31)	—	3,121
Collateralized debt securities	6,475	108	(47)	—	6,536
Total fixed maturity securities	$56,854	$1,383	$(242)	$(3)	$57,992
The amortized cost and fair value of available-for-sale fixed maturity securities at September 30, 2026, by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential mortgage-backed securities, commercial mortgage-backed securities and collateralized debt securities, which are not due at a single maturity, have been separately presented below.

	Available-For-Sale
	Amortized Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$1,773	$1,770
Due after one year through five years	19,329	19,042
Due after five years through ten years	12,923	12,317
Due after ten years	15,481	14,355
	49,506	47,484
Residential mortgage-backed securities	867	867
Commercial mortgage-backed securities	2,629	2,590
Collateralized debt securities	9,159	9,002
Total	$62,161	$59,943
Proceeds from sales of available-for-sale fixed maturity securities, with the related gross realized gains and losses, are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Proceeds from sales of available-for-sale fixed maturity securities	$3,162	$1,765	$6,293	$6,369
Gross realized gains	30	42	57	51
Gross realized (losses)	(26)	(4)	(34)	(63)

The Company has pledged bonds in connection with certain agreements and transactions, such as financing and reinsurance agreements. The carrying value of bonds pledged was $10.3 billion and $10.4 billion as of September 30, 2026 and December 31, 2025.
In accordance with various regulations, the Company has securities on deposit with regulatory authorities with a carrying value of $50 million and $52 million as of September 30, 2026 and December 31, 2025. There are no restrictions on these assets.
As of September 30, 2026 there were no amounts loaned under reverse repurchase agreements. As of December 31, 2025, amounts loaned under reverse repurchase agreements were $400 million and the fair value of the collateral, comprised of equity securities, was $872 million.
The gross unrealized losses and fair value of available-for-sale fixed maturity securities, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position due to market factors are shown below:

	Less than 12 months			12 months or more			Total
	Number of Issues	Gross Unrealized Losses (1)	Fair Value	Number of Issues	Gross Unrealized Losses (1)	Fair Value	Number of Issues	Gross Unrealized Losses (1)	Fair Value
	(Dollars in millions)
September 30, 2026
U.S. treasury and government	14	$(34)	$974	3	$—	$33	17	$(34)	$1,007
U.S. state and municipal	487	(142)	2,452	28	(22)	161	515	(164)	2,613
Foreign governments	49	(96)	2,937	2	(1)	11	51	(97)	2,948
Corporate debt securities	3,927	(1,622)	33,526	234	(198)	1,581	4,161	(1,820)	35,107
Residential mortgage-backed securities	190	(9)	599	12	(2)	34	202	(11)	633
Commercial mortgage-backed securities	95	(37)	1,276	23	(22)	195	118	(59)	1,471
Collateralized debt securities	172	(146)	6,473	17	(46)	307	189	(192)	6,780
Total	4,934	$(2,086)	$48,237	319	$(291)	$2,322	5,253	$(2,377)	$50,559

December 31, 2025
U.S. treasury and government	1	$—	$2	3	$—	$37	4	$—	$39
U.S. state and municipal	43	(5)	345	32	(14)	190	75	(19)	535
Foreign governments	6	—	148	2	—	12	8	—	160
Corporate debt securities	930	(74)	5,737	237	(69)	1,661	1,167	(143)	7,398
Residential mortgage-backed securities	22	—	64	16	(2)	95	38	(2)	159
Commercial mortgage-backed securities	29	(8)	196	29	(23)	290	58	(31)	486
Collateralized debt securities	62	(17)	577	17	(30)	225	79	(47)	802
Total	1,093	$(104)	$7,069	336	$(138)	$2,510	1,429	$(242)	$9,579
(1)Unrealized losses have been reduced to exclude the allowance for credit losses of $17 million and $3 million as of September 30, 2026 and December 31, 2025, respectively.
The unrealized losses at September 30, 2026 are principally related to the timing of the purchases of certain securities, which carry less yield than those available at September 30, 2026. Approximately 96% and 92% of the unrealized losses on fixed maturity securities shown in the above table for September 30, 2026 and December 31, 2025, respectively, are on securities that are rated investment grade, defined as being the highest two National Association of Insurance Commissioners (“NAIC”) designations.
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
Allowance for Credit Losses
Several assumptions and underlying estimates are made in the evaluation of the allowance for credit losses. Examples include financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices. Based on this evaluation, unrealized losses on available-for-sale securities for which an allowance for credit loss was not recorded were concentrated within the financials sector as of September 30, 2026 and December 31, 2025.

The rollforward of the allowance for credit losses for available-for-sale fixed maturity securities is shown below:

	Three Months Ended September 30, 2026
	U.S. State and Municipal	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$—	$—	$—	$—	$—	$—
Credit losses recognized on securities for which credit losses were not previously recorded	—	—	—	(13)	(4)	(17)
Balance as of September 30, 2026	$—	$—	$—	$(13)	$(4)	$(17)

	Three Months Ended September 30, 2025
	U.S. State and Municipal	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$—	$(1)	$—	$—	$(1)	$(2)
Credit losses recognized on securities for which credit losses were not previously recorded	(3)	—	—	—	—	(3)
Changes in previously recorded allowance	—	1	—	—	1	2
Balance as of September 30, 2025	$(3)	$—	$—	$—	$—	$(3)

	Nine Months Ended September 30, 2026
	U.S. State and Municipal	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$(3)	$—	$—	$—	$—	$(3)
Credit losses recognized on securities for which credit losses were not previously recorded	—	—	—	(13)	(4)	(17)
Changes in previously recorded allowance	3	—	—	—	—	3
Balance as of September 30, 2026	$—	$—	$—	$(13)	$(4)	$(17)

	Nine Months Ended September 30, 2025
	U.S. State and Municipal	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Collateralized Debt Securities	Total
	(Dollars in millions)
Beginning balance	$—	$(24)	$(1)	$—	$—	$(25)
Credit losses recognized on securities for which credit losses were not previously recorded	(3)	(9)	—	—	(2)	(14)
Reductions for securities sold during the period	—	16	—	—	—	16
Changes in previously recorded allowance	—	19	1	—	2	22
Recoveries of amounts previously written off	—	(2)	—	—	—	(2)
Balance as of September 30, 2025	$(3)	$—	$—	$—	$—	$(3)
No accrued interest receivables were written off as of September 30, 2026 and December 31, 2025.

4. Equity Securities
The net gains on equity securities recognized in “Investment related losses” on the Condensed Consolidated Statements of Operations are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Unrealized gains (losses) on equity securities	$(1)	$25	$31	$58
Net gains on equity securities sold	7	13	7	13
Net gains on equity securities	$6	$38	$38	$71
Equity securities by market sector distribution are shown below, based on carrying value:

	September 30, 2026	December 31, 2025
Consumer goods	1%	—%
Education	47%	21%
Energy and utilities	10%	6%
Finance	10%	49%
Healthcare	7%	4%
Industrials	3%	9%
Information technology	14%	7%
Other	8%	4%
Total	100%	100%
5. Mortgage Loans on Real Estate
The Company disaggregates its mortgage loan investments into two portfolio segments: commercial and residential. Commercial mortgage loans include agricultural mortgage loans. The breakdown of mortgage loans on real estate by portfolio segment is as follows:

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Commercial mortgage loans	$8,787	$8,800
Residential mortgage loans	2,726	2,413
Total	11,513	11,213
Allowance for credit losses	(144)	(100)
Total, net of allowance	$11,369	$11,113

The Company’s commercial mortgage loan portfolio consists of loans collateralized by the related properties and diversified as to property type, location and loan size. The commercial mortgage loan portfolio is summarized by geographic region and property type as follows:

	September 30, 2026		December 31, 2025
	Amount	Percentage	Amount	Percentage
	(Dollars in millions)
Geographic distribution:
Pacific	$2,589	29%	$2,230	25%
Mountain	1,369	16%	1,400	16%
West North Central	200	2%	232	3%
West South Central	1,217	14%	1,173	13%
East North Central	635	7%	800	9%
East South Central	236	3%	135	2%
Middle Atlantic	626	7%	658	7%
South Atlantic	1,562	18%	1,805	20%
New England	138	2%	140	2%
Other (multi-region and other non-US countries)	215	2%	227	3%
	8,787	100%	8,800	100%
Allowance for credit losses	(124)		(87)
Total, net of allowance	$8,663		$8,713

Property type distribution:
Agricultural	$329	4%	$349	4%
Apartment	2,977	34%	2,346	27%
Hotel	851	10%	967	11%
Industrial	1,685	19%	1,797	21%
Office	1,442	16%	1,435	16%
Parking	145	2%	207	2%
Retail	1,148	13%	1,352	15%
Storage	85	1%	114	1%
Other	125	1%	233	3%
	8,787	100%	8,800	100%
Allowance for credit losses	(124)		(87)
Total, net of allowance	$8,663		$8,713
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

The rollforward of the allowance for credit losses for mortgage loans for the three and nine months ended September 30, 2026 and 2025 is shown below:

	2026		2025
	Commercial Mortgage Loans	Residential Mortgage Loans	Commercial Mortgage Loans	Residential Mortgage Loans
	(Dollars in millions)
Balance, as of January 1	$(87)	$(13)	$(144)	$(9)
Provision	(4)	(6)	(1)	(1)
Writeoffs charged against the allowance	12	1	3	—
Balance, as of March 31	(79)	(18)	(142)	(10)
Recovery (provision)	(15)	(3)	15	(3)
Writeoffs charged against the allowance	2	1	—	—
Recoveries of amounts previously written off	—	—	4	—
Balance, as of June 30	(92)	(20)	(123)	(13)
Provision	(32)	(2)	(2)	4
Writeoffs charged against the allowance	—	2	2	—
Balance, as of September 30	$(124)	$(20)	$(123)	$(9)

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

	Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
As of September 30, 2026:	(Dollars in millions)
Commercial mortgage loans
Current	$832	$848	$510	$94	$2,242	$3,844	$8,370
30 - 59 days past due	—	—	—	—	34	36	70
60 - 89 days past due	—	—	—	—	30	6	36
Non-accrual	—	8	—	45	26	232	311
Residential mortgage loans
Current	551	500	257	244	670	261	2,483
30 - 59 days past due	1	9	5	18	30	7	70
60 - 89 days past due	2	2	—	6	7	7	24
Non-accrual	1	5	10	58	56	19	149
Total mortgage loans on real estate	$1,387	$1,372	$782	$465	$3,095	$4,412	11,513
Allowance for credit losses							(144)
Total, net of allowance							$11,369

	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
As of December 31, 2025:	(Dollars in millions)
Commercial mortgage loans
Current	$1,093	$354	$442	$1,929	$978	$3,647	$8,443
30 - 59 days past due	—	83	—	94	—	—	177
60 - 89 days past due	—	—	29	10	—	2	41
Non-accrual	—	—	—	9	33	97	139
Residential mortgage loans
Current	376	300	390	764	182	114	2,126
30 - 59 days past due	3	9	18	34	11	5	80
60 - 89 days past due	1	2	11	22	2	2	40
Non-accrual	1	4	76	66	10	10	167
Total mortgage loans on real estate	$1,474	$752	$966	$2,928	$1,216	$3,877	11,213
Allowance for credit losses							(100)
Total, net of allowance							$11,113
It is the Company’s policy to not accrue interest on loans that are 90 days delinquent and where amounts are determined to be uncollectible. As of September 30, 2026 and December 31, 2025, 276 mortgage loans and 275 mortgage loans, respectively, were past due over 90 days or in nonaccrual status.
The Company’s commercial and residential mortgage loans may be subject to loan modifications. Loan modifications may be granted to borrowers experiencing financial difficulty and could include principal forgiveness, interest rate reduction, an other-than-insignificant payment delay or a term extension. A loan modification typically does not result in a change in valuation allowance as it is already incorporated into the Company’s allowance methodology. However, if the Company grants a borrower experiencing financial difficulty principal forgiveness, the amount of principal forgiven would be written off, which would reduce the amortized cost of the loan and result in an adjustment to the valuation allowance. The carrying amount of mortgage loans experiencing financial difficulty, for which modifications have been granted, was $0 million and $84 million for the nine months ended September 30, 2026 and 2025, respectively.

6. Private Loans
The following table summarizes the credit ratings of our private loans:

	September 30, 2026	December 31, 2025
	(Dollars in millions)
A or higher	$2,927	$2,006
BBB	1,574	1,316
BB and below	2,524	2,587
Unrated (1)	2,600	3,017
Total	$9,625	$8,926
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
Allowance for Credit Losses
The rollforward of the allowance for credit losses for private loans is shown below for the three and nine months ended September 30, 2026 and 2025:

	2026	2025
	(Dollars in millions)
Balance at January 1	$(149)	$(63)
Recovery (provision)	2	(11)
Balance at March 31	(147)	(74)
Recovery (provision)	16	(8)
Writeoffs charged against the allowance	6	(2)
Balance at June 30	(125)	(84)
Recovery (provision)	(1)	(55)
Balance at September 30	$(126)	$(139)
The Company’s private loans may be subject to loan modifications. Loan modifications may be granted to borrowers experiencing financial difficulties and could include term extensions. For the nine months ended September 30, 2026 and 2025, the Company did not have a significant amount of private loans that it modified to borrowers experiencing financial difficulty. Impaired loans were not significant for any of the periods presented.
7. Investment Real Estate and Real Estate Partnerships
The carrying amounts of investment real estate and real estate partnerships are as follows:

	September 30, 2026		December 31, 2025
	Investment Real Estate		Investment Real Estate
	Amount	Percentage	Amount	Percentage
	(Dollars in millions)
Hotel	$176	6%	$178	6%
Industrial	—	—%	56	2%
Land	1,345	42%	807	28%
Office	121	4%	174	6%
Retail	133	4%	161	6%
Apartments	45	1%	46	2%
Single family residential	1,299	41%	1,311	46%
Other	52	2%	112	4%
Total investment real estate	3,171	100%	2,845	100%
Real estate partnerships	3,224		2,955
Total investment real estate and real estate partnerships	$6,395		$5,800
As of September 30, 2026 and December 31, 2025, real estate investments of $55 million and $63 million, respectively, met the criteria as held-for-sale.

8. Variable Interest Entities and Equity Method Investments
Through our investment activities, we regularly invest in various entities including limited partnerships (“LPs”) and limited liability companies (“LLCs”) and frequently participate in the design with their sponsor, but in most cases, our involvement is limited to financing. Some of these investments have been determined to be VIEs. In certain instances, in addition to an economic interest in the entity, the Company holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary. The Company consolidates all VIEs for which it is the primary beneficiary. The assets of consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of the Company, as the Company’s obligation is limited to the amount of its committed investment. The Company has not provided financial or other support to these consolidated VIEs in the form of liquidity arrangements, guarantees or other commitments to third parties that may affect the fair value or risk of its variable interest in these VIEs as of September 30, 2026 and December 31, 2025.
In addition to investment activities, certain of the Company’s subsidiaries are deemed VIEs. The Company is the primary beneficiary and consolidates these entities in the same manner as other entities in which the Company has a controlling financial interest by holding a majority voting interest.
Consolidated Variable Interest Entities
The assets and liabilities relating to the consolidated VIEs from our investment activities included in the financial statements are as follows:

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Available-for-sale fixed maturity securities	$287	$74
Equity securities	178	693
Mortgage loans on real estate, net of allowance	446	248
Private loans, net of allowance	1,932	2,007
Investment real estate	3,026	2,660
Real estate partnerships	1,736	1,479
Investment funds	3,428	2,604
Short-term investments	—	2
Other invested assets	809	326
Cash and cash equivalents	353	293
Other assets	142	166
Total assets of consolidated VIEs	$12,337	$10,552

Notes payable	$205	$205
Derivative liabilities	14	—
Other liabilities	721	733
Total liabilities of consolidated VIEs	$940	$938
Unconsolidated Variable Interest Entities
For certain of the Company’s investments in various entities that are determined to be VIEs, the Company is not the primary beneficiary. In some instances, a consolidated VIE involves one or more underlying entities for which the Company is not the primary beneficiary because it does not have the power to direct the most significant activities of these entities. These unconsolidated VIEs that are part of consolidated VIEs are reported primarily in “Investment real estate and real estate partnerships” and “Investment funds” on the Condensed Consolidated Statements of Financial Position. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of the Company, as the Company’s obligation is limited to the amount of its committed investment. The Company has not provided financial or other support to these unconsolidated VIEs in the form of liquidity arrangements, guarantees or other commitments to third-parties that may affect the fair value or risk of its variable interest in these VIEs as of September 30, 2026 and December 31, 2025.

The carrying amount and maximum exposure to loss relating to these unconsolidated VIEs are as follows:

	September 30, 2026		December 31, 2025
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(Dollars in millions)
Available-for-sale fixed maturity securities	$5,918	$6,514	$2,829	$3,137
Mortgage loans on real estate, net of allowance	283	283	562	562
Private loans, net of allowance	2,658	2,709	1,809	1,809
Real estate partnerships	2,666	2,669	2,681	2,685
Investment funds	4,203	6,620	2,182	3,470
Other invested assets	781	832	524	524
Total	$16,509	$19,627	$10,587	$12,187
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
The Company’s investments that would require the use of equity method accounting, absent the election of the fair value option under ASC 825, were $8.0 billion and $6.4 billion as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, these equity method investments are primarily composed of $3.2 billion and $2.9 billion of real estate partnerships, $4.1 billion and $3.0 billion of investment funds, and $0.8 billion and $0.5 billion of other invested assets, respectively, within the Consolidated Statements of Financial Position. The balance as of September 30, 2026 includes $437 million of common stock of Brookfield Business Corporation (“BBUC”) for which a quoted market price is available. The aggregate value of our interest in BBUC based on the quoted market price as of September 30, 2026 was $435 million.
The Company generally recognizes its share of earnings in its equity method investments within “Net investment income”. For the three and nine months ended September 30, 2026 and 2025, net investment income for “Real estate partnerships” and “Investment funds” in Note 10 - Net Investment Income and Investment Related Gains (Losses) principally represents our share of earnings in our equity method investments, including fair value changes from investments under ASC 825.
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

The notional and fair values of derivative instruments, presented in the Condensed Consolidated Statements of Financial Position, are shown below:

	Primary Underlying Risk	Location in the Condensed Consolidated Statements of Financial Position	September 30, 2026			December 31, 2025
			Notional Amount	Carrying Value / Fair Value (1)		Notional Amount	Carrying Value / Fair Value (1)
				Assets	Liabilities		Assets	Liabilities
			(Dollars in millions)
Derivatives Designated as Hedging Instruments:
Foreign exchange forwards	Foreign currency	Other invested assets, Other liabilities	$660	$9	$3	$656	$—	$11
Interest rate swaps	Interest rate	Other invested assets, Other liabilities	2,923	7	122	1,797	12	—

Derivatives Not Designated as Hedging Instruments:
Equity-indexed options	Equity	Other invested assets, Other liabilities	47,584	1,423	—	46,883	1,570	—
Foreign exchange forwards	Foreign currency	Other invested assets, Other liabilities	4,244	75	11	3,218	4	24
Cross currency swaps	Foreign currency	Other invested assets, Other liabilities	1,075	24	10	949	35	14

Embedded Derivatives:
Indexed annuity products	Interest rate	Policyholders’ account balances	—	—	6,082	—	—	6,414
Funds withheld and Modco arrangements	Interest rate	Funds withheld for reinsurance liabilities (2)	—	—	(39)	—	—	74
			$56,486	$1,538	$6,189	$53,503	$1,621	$6,537
(1)The asset and liability balances are presented on a gross basis. Amounts are reported as “Other invested assets” and “Other liabilities” in the Condensed Consolidated Statements of Financial Position after the evaluation for rights of offset. See “Derivative Exposure” section of this note for further details.
(2)The fair value of the embedded derivative is included as a contra-liability in the Condensed Consolidated Statements of Financial Position as of September 30, 2026.

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
The following represents the amount of gains (losses) related to the derivatives and hedged items that qualify for fair value hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Foreign currency derivatives:
Hedged items	$(4)	$(7)	$(34)	$65
Derivatives designated as hedging instruments	4	7	34	(65)
Interest rate derivatives:
Hedged items	85	(38)	127	(20)
Derivatives designated as hedging instruments	(85)	38	(127)	20
Gains (losses) on fair value hedges	$—	$—	$—	$—
The amortized cost of available-for-sale fixed maturity securities designated and qualifying as hedged items in fair value hedges in relation to foreign currency derivatives was $538 million and $593 million as of September 30, 2026 and December 31, 2025, respectively.
The following table presents the carrying amount and cumulative fair value hedging adjustments for a portion of PAB designated and qualifying as hedged items in fair value hedges in relation to interest rate derivatives:

	Carrying Amount of the Hedged Assets (Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedge Assets (Liabilities)
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
	(Dollars in millions)
Location in the Condensed Consolidated Statements of Financial Position:
Policyholders’ account balances	$(3,231)	$(2,224)	$122	$(11)

Derivatives Not Designated as Hedging Instruments
The following represents the financial statement location and amount of gains (losses) related to derivatives not designated as hedging instruments:

	Location in the Condensed Consolidated Statements of Operations	Derivative Gains (Losses) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
		(Dollars in millions)
Equity-indexed options	Change in fair value of insurance-related derivatives and embedded derivatives	$(65)	$348	$193	$246
Foreign exchange forwards	Investment related gains (losses)	28	118	85	(71)
Cross currency swaps	Investment related gains (losses)	24	(23)	(6)	(8)

Embedded derivatives:
Indexed annuity products	Change in fair value of insurance-related derivatives and embedded derivatives	447	(141)	229	(340)
Funds withheld and Modco arrangements	Change in fair value of insurance-related derivatives and embedded derivatives	59	(20)	113	(49)
		$493	$282	$614	$(222)
Derivative Exposure
The Company’s use of derivative instruments exposes it to credit risk in the event of non-performance by counterparties. The Company has a policy of only dealing with counterparties it believes are creditworthy and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The minimum credit rating of our counterparties is A- as of September 30, 2026 and A- as of December 31, 2025, and all derivatives have been appropriately collateralized by the Company and the counterparties with either cash or securities in accordance with the terms of the derivative agreements. The non-performance risk is the net counterparty exposure based on the fair value of open contracts after considering the effects of master netting arrangements and collateral held. The Company maintains master netting agreements with its current active trading partners. The Company has elected to offset derivative assets and liabilities with the same counterparty under the same master netting agreement and to offset cash collateral received and pledged against related derivative positions, with cash collateral received offset against derivative assets within “Other invested assets” and cash collateral pledged offset against derivative liabilities within “Other liabilities” in the Condensed Consolidated Statements of Financial Position.
Information regarding the Company’s exposure to credit loss on the derivatives it holds, including the effect of rights of offset, is presented below:

		Gross Amounts Offset in the Condensed Consolidated Statements of Financial Position
	Gross Amount of Derivative Instruments (1)	Counterparty Netting (2)	Cash Collateral (3)	Net Amount Presented in the Consolidated Statements of Financial Position	Collateral (Received) Pledged in Invested Assets (3)	Net Amount After Collateral
	(Dollars in millions)
As of September 30, 2026
Total derivative assets	$1,538	$(96)	$(1,344)	$98	$(21)	$77
Total derivative liabilities	(146)	96	36	(14)	—	(14)

As of December 31, 2025
Total derivative assets	$1,621	$(35)	$(1,548)	$38	$(28)	$10
Total derivative liabilities	(49)	35	—	(14)	—	(14)
(1)Represents derivative assets and liabilities on a gross basis, which are not offset under enforceable master netting agreements that meet all offsetting criteria.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.
(3)Excludes a portion of collateral held in cash and invested assets that are excess collateral. As of September 30, 2026 and December 31, 2025, the Company held excess collateral of $41 million and $115 million, respectively.

10. Net Investment Income and Investment Related Gains (Losses)
Net investment income is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Available-for-sale fixed maturity securities	$859	$823	$2,486	$2,026
Equity securities	9	9	19	14
Mortgage loans	185	182	535	568
Private loans	176	155	534	357
Investment real estate	24	20	58	40
Real estate partnerships	57	46	105	61
Investment funds	78	153	155	282
Policy loans	6	3	17	15
Short-term investments, cash and cash equivalents	62	84	211	394
Other invested assets and investment expenses	(32)	(233)	(118)	(125)
Total net investment income	$1,424	$1,242	$4,002	$3,632
Net unrealized and realized investment gains (losses) are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Available-for-sale fixed maturity securities	$(22)	$(117)	$(42)	$(7)
Equity securities	6	38	38	71
Mortgage loans	(54)	15	(72)	13
Private loans	(15)	(74)	(33)	(41)
Investment real estate	10	(2)	49	(3)
Real estate partnerships	—	—	—	(8)
Investment funds	(1)	(15)	(6)	(16)
Short-term and other investments (1)	34	122	53	(50)
Total investment related losses, net	$(42)	$(33)	$(13)	$(41)
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
	(Dollars in millions)
September 30, 2026
Assets
Available-for-sale fixed maturity securities:
U.S. treasury and government	$1,009	$997	$12	$—
U.S. state and municipal	2,668	—	2,668	—
Foreign governments	3,141	—	3,090	51
Corporate debt securities	40,666	—	38,687	1,979
Residential mortgage-backed securities	867	—	843	24
Commercial mortgage-backed securities	2,590	—	2,588	2
Collateralized debt securities	9,002	—	1,543	7,459
Total available-for-sale fixed maturity securities	59,943	997	49,431	9,515
Equity securities:
Common stock	144	52	2	90
Preferred stock	444	5	44	395
Total equity securities (1)	588	57	46	485
Investment real estate at fair value (2)	1,242	—	—	1,242
Real estate partnerships at fair value (2)	1,546	—	—	1,546
Investment funds (3)	150	—	—	150
Short-term investments (4)	491	22	469	—
Other invested assets:
Derivative assets	1,442	—	1,442	—
Collaterals received on derivatives (excluding excess collateral)	(1,344)	(1,344)	—	—
Separately managed accounts	46	—	—	46
Other (5)	280	—	—	280
Cash and cash equivalents	8,084	8,084	—	—
Reinsurance recoverables and deposit assets – ceded market risk benefits	552	—	—	552
Other assets – market risk benefit assets	1,087	—	—	1,087
Separate account assets	830	830	—	—
Total assets	$74,937	$8,646	$51,388	$14,903

Liabilities
Policyholders’ account balances - embedded derivative	$6,082	$—	$—	$6,082
Market risk benefits	4,242	—	—	4,242
Funds withheld for reinsurance liabilities - embedded derivative (6)	(39)	—	—	(39)
Other liabilities - derivative liabilities	50	—	50	—
Collaterals pledged for derivatives	(36)	(36)	—	—
Separate account liabilities	830	830	—	—
Total liabilities	$11,129	$794	$50	$10,285
(1)Equity securities accounted for as equity method investments, and therefore excluded from the table, are $9 million as of September 30, 2026.
(2)Balances represent real estate partnerships in which the Company has elected the fair value option under ASC 825. Real estate partnerships accounted for as equity method investments are $1.7 billion and real estate held at amortized cost is $1.9 billion as of September 30, 2026.
(3)Balances represent financial assets that are fair valued as a result of consolidation of investment company VIEs in accordance with ASC 946. Investment funds accounted for as equity method investments are $3.7 billion and investment funds measured using NAV as a practical expedient are $427 million as of September 30, 2026.
(4)There were no amounts loaned under reverse repurchase agreements as of September 30, 2026.
(5)Other invested assets accounted for as equity method investments, and therefore excluded from the table, are $665 million as of September 30, 2026.
(6)The fair value of the embedded derivative is included as a contra-liability in the Condensed Consolidated Statements of Financial Position as of September 30, 2026.

	Total Fair Value	Level 1	Level 2	Level 3
	(Dollars in millions)
December 31, 2025
Assets
Available-for-sale fixed maturity securities:
U.S. treasury and government	$68	$54	$14	$—
U.S. state and municipal	2,949	—	2,949	—
Foreign governments	1,169	—	1,147	22
Corporate debt securities	43,141	—	41,915	1,226
Residential mortgage-backed securities	1,008	—	989	19
Commercial mortgage-backed securities	3,121	—	3,012	109
Collateralized debt securities	6,536	—	2,247	4,289
Total available-for-sale fixed maturity securities	57,992	54	52,273	5,665
Equity securities:
Common stock	757	670	2	85
Preferred stock	414	5	63	346
Total equity securities (1)	1,171	675	65	431
Investment real estate at fair value (2)	1,253	—	—	1,253
Real estate partnerships at fair value (2)	1,894	—	—	1,894
Investment funds (3)	152	—	—	152
Short-term investments (4)	600	—	379	221
Other invested assets:
Derivative assets	1,586	—	1,383	203
Collaterals received on derivatives (excluding excess collateral)	(1,548)	(1,548)	—	—
Separately managed accounts	54	—	—	54
Other (5)	410	—	—	410
Cash and cash equivalents	11,660	11,660	—	—
Reinsurance recoverables and deposit assets – ceded market risk benefits	605	—	—	605
Other assets – market risk benefit assets	1,174	—	—	1,174
Separate account assets	822	804	18	—
Total assets	$77,825	$11,645	$54,118	$12,062

Liabilities
Policyholders’ account balances – embedded derivative	$6,414	$—	$—	$6,414
Market risk benefits	4,536	—	—	4,536
Funds withheld for reinsurance liabilities – embedded derivatives	74	—	—	74
Other liabilities – derivative liabilities	14	—	14	—
Separate account liabilities	822	804	18	—
Total liabilities	$11,860	$804	$32	$11,024
(1)Equity securities accounted for as equity method investments, and therefore excluded from the table, are $8 million as of December 31, 2025.
(2)Balances represent real estate partnerships in which the Company has elected the fair value option under ASC 825. Real estate partnerships accounted for as equity method investments are $1.1 billion and directly held real estate is $2.8 billion as of December 31, 2025.
(3)Balances represent financial assets that are fair valued as a result of consolidation of investment company VIEs in accordance with ASC 946. Investment funds accounted for as equity method investments are $2.4 billion and investment funds measured using NAV as a practical expedient are $640 million as of December 31, 2025.
(4)Balance as of December 31, 2025 includes $400 million of amounts loaned under reverse repurchase agreements. The fair value of the collateral received under these agreements was $872 million as of December 31, 2025.
(5)Other invested assets accounted for as equity method investments, and therefore excluded from the table, are $215 million as of December 31, 2025.

The carrying amount and estimated fair value of financial instruments not recorded at fair value on a recurring basis are shown below. The table below excludes accrued investment income, which is recorded at amortized cost in the Condensed Consolidated Statements of Financial Position, as their carrying amounts approximate fair values due to their short-term nature.

	Carrying Amount	Fair Value	Fair Value Hierarchy Level
			Level 1	Level 2	Level 3
	(Dollars in millions)
September 30, 2026
Assets
Mortgage loans on real estate, net of allowance	$11,369	$11,332	$—	$—	$11,332
Private loans, net of allowance	9,625	9,670	—	41	9,629
Policy loans	234	234	—	—	234
Deposit assets, included in reinsurance recoverables and deposit assets (1)	4,153	4,140	—	—	4,140
Other invested assets	912	911	—	432	479
Total assets	$26,293	$26,287

Liabilities
Policyholders' account balances – excluding embedded derivative (1)	$87,223	$87,223	$—	$—	$87,223
Long term borrowings	2,959	2,860	—	—	2,860
Notes payable	205	205	—	—	205
Funds withheld for reinsurance liabilities - excluding embedded derivative	2,796	2,796	—	—	2,796
Total liabilities	$93,183	$93,084

	Carrying Amount	Fair Value	Fair Value Hierarchy Level
			Level 1	Level 2	Level 3
	(Dollars in millions)
December 31, 2025
Assets
Mortgage loans on real estate, net of allowance	$11,113	$11,211	$—	$—	$11,211
Private loans, net of allowance	8,926	8,982	—	74	8,908
Policy loans	234	234	—	—	234
Deposit assets, included in reinsurance recoverables and deposit assets (1)	4,835	4,747	—	—	4,747
Other invested assets	768	768	—	417	351
Total assets	$25,876	$25,942

Liabilities
Policyholders' account balances – excluding embedded derivative (1)	$83,782	$83,782	$—	$—	$83,782
Long term borrowings	2,951	3,045	—	—	3,045
Notes payable	205	205	—	—	205
Funds withheld for reinsurance liabilities - excluding embedded derivative	3,014	3,014	—	—	3,014
Total liabilities	$89,952	$90,046
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

For assets and liabilities measured at fair value on a recurring basis using Level 3 inputs during the periods, reconciliations of the beginning and ending balances are shown below:

	Three Months Ended September 30, 2026
	Assets		Liabilities (2)
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of period	$11,922	$193	$6,625	$20
Transfer in due to consolidation / deconsolidation	(398)	—	—	—
Fair value changes in net income	52	—	(492)	(59)
Fair value changes in other comprehensive income	(63)	—	—	—
Purchases	2,560	—	—	—
Sales	(236)	—	—	—
Settlements or maturities	(196)	—	—	—
Premiums less benefits	—	—	(51)	—
Transfers into Level 3	1	—	—	—
Transfers out of Level 3	(378)	(193)	—	—
Balance, end of period	$13,264	$—	$6,082	$(39)

	Three Months Ended September 30, 2025
	Assets		Liabilities (2)
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of period	$7,850	$188	$6,257	$63
Fair value changes in net income	(26)	58	30	20
Fair value changes in other comprehensive income	53	—	—	—
Purchases	402	34	—	—
Sales	(295)	—	—	—
Settlements or maturities	(175)	(67)	—	—
Premiums less benefits	—	—	54	—
Transfers into Level 3	112	—	—	—
Transfers out of Level 3	(46)	—	—	—
Balance, end of period	$7,875	$213	$6,341	$83

	Nine Months Ended September 30, 2026
	Assets		Liabilities (2)
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of year	$10,080	$203	$6,414	$74
Transfer in due to consolidation / deconsolidation	(398)	—	—	—
Fair value changes in net income	164	36	(636)	(113)
Fair value changes in other comprehensive income	(202)	—	—	—
Purchases	5,005	80	—	—
Sales	(664)	—	—	—
Settlements or maturities	(578)	(126)	—	—
Premiums less benefits	—	—	304	—
Transfers into Level 3	343	—	—	—
Transfers out of Level 3	(486)	(193)	—	—
Balance, end of period	$13,264	$—	$6,082	$(39)

	Nine Months Ended September 30, 2025
	Assets		Liabilities (2)
	Invested Assets (1)	Derivative Assets	Policyholders’ Account Balances – Embedded Derivative	Funds Withheld for Reinsurance Liabilities - Embedded Derivative
	(Dollars in millions)
Balance, beginning of year	$8,880	$223	$1,123	$37
Fair value changes in net income	77	86	4	46
Fair value changes in other comprehensive income	68	—	—	—
Purchases	1,769	101	—	—
Sales	(1,848)	—	—	—
Settlements or maturities	(321)	(197)	—	—
Premiums less benefits	—	—	148	—
Transfers into Level 3	1,042	—	5,066	—
Transfers out of Level 3	(1,792)	—	—	—
Balance, end of period	$7,875	$213	$6,341	$83
(1)Balance includes separately managed accounts.
(2)See Note 18 - Market Risk Benefits for the reconciliation of the beginning and ending balances for market risk benefits.
Transfers into and out of Level 3 during the three and nine months ended September 30, 2026 were primarily the result of changes in observable pricing. The Company’s valuation of financial instruments categorized as Level 3 in the fair value hierarchy are based on valuation techniques that use significant inputs that are unobservable or had a decline in market activity that obscured observability. The fair values of these assets and liabilities are subject to significant management judgment and estimation, and inherently, the use of different assumptions or valuation methodologies may have a material effect on such value. The indicators considered in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, the level of credit spreads over historical levels, applicable bid-ask spreads, and price consensus among market participants and other pricing sources. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models and discounted cash flow methodology based on spread/yield assumptions.

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
The effect of reinsurance on the applicable line items on our Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Premiums earned:
Gross amounts, including reinsurance assumed	$156	$264	$578	$1,216
Reinsurance ceded	(68)	(58)	(203)	(198)
Net amount	$88	$206	$375	$1,018

Other policy revenue:
Gross amounts, including reinsurance assumed	$237	$263	$693	$743
Reinsurance ceded	(50)	(82)	(154)	(241)
Net amount	$187	$181	$539	$502

Policyholder benefits and claims incurred:
Gross amounts, including reinsurance assumed	$336	$404	$1,109	$1,797
Reinsurance ceded	(169)	(134)	(467)	(415)
Net amount	$167	$270	$642	$1,382

Change in fair value of market risk benefits:
Gross amounts, including reinsurance assumed	$(488)	$328	$(241)	$694
Reinsurance ceded	51	(18)	52	(70)
Net amount	$(437)	$310	$(189)	$624

Interest sensitive contract benefits:
Gross amounts, including reinsurance assumed	$714	$585	$2,161	$1,679
Reinsurance ceded	(72)	(62)	(212)	(159)
Net amount	$642	$523	$1,949	$1,520
The following summarizes our significant life and annuity reinsurance treaties and related recoverables:

	Reinsurance Recoverable		Agreement Type	Products Covered
	September 30, 2026	December 31, 2025
	(Dollars in millions)
Principal Reinsurers:
Athene Life Re Ltd.	$1,043	$1,367	Coinsurance Funds Withheld, Modified Coinsurance	Certain Fixed Annuities and Multi-Year Guaranteed Annuities
AeBe ISA LTD	3,477	3,860	Coinsurance Funds Withheld, Coinsurance	Certain Fixed Index and Fixed Rate Annuities
Reinsurance Group of America Inc. (RGA)	3,562	3,569	Coinsurance	Certain Term, Whole, Indexed Universal, Universal, and Universal with Secondary Guarantee Life Insurance Policies
	$8,082	$8,796
Effective September 30, 2026, American National Insurance Company (“American National”) entered into a longevity reinsurance agreement with a third-party reinsurer in Bermuda, Pacific Life Re Global Limited, to reinsure longevity risk on select inforce pension risk transfer (“PRT”) business. The impact of this agreement was not significant for the three and nine months ended September 30, 2026.

Effective July 1, 2026, American National amended the coinsurance reinsurance agreement with a third-party insurer in Japan, Dai-ichi Frontier Life Insurance Co., Ltd., whereby American National is now assuming certain foreign denominated policies on a flow basis in their respective foreign currency. The impact of this amendment was not significant for the three and nine months ended September 30, 2026.
There were no significant changes to third party or intercompany reinsurance agreements for the three and nine months ended September 30, 2026, other than those mentioned above.
13. Separate Account Assets and Liabilities
The following table presents the changes in the Company’s separate account assets and liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Balance, beginning of period	$874	$1,322	$822	$1,343
Additions (deductions):
Policyholder deposits	16	17	45	50
Net investment income	3	11	22	43
Net realized capital gains (losses) on investments	(15)	49	63	84
Policyholder benefits and withdrawals	(40)	(89)	(105)	(142)
Net transfer from (to) general account	(4)	(112)	(5)	(172)
Policy charges	(4)	(3)	(12)	(11)
Total changes	(44)	(127)	8	(148)
Balance, end of period	$830	$1,195	$830	$1,195

Cash surrender value	$817	$788	$817	$788

14. Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired
The following tables present a rollforward of deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”) and value of business acquired (“VOBA”) for the periods indicated:

	Three Months Ended September 30, 2026
	Annuities	Life Insurance	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$2,205	$391	$2,596
Additions	178	6	184
Amortization	(51)	(6)	(57)
Net change	127	—	127
Balance, end of period	2,332	391	2,723

DSI
Balance, beginning of period	1,322	—	1,322
Additions	109	—	109
Amortization	(31)	—	(31)
Net change	78	—	78
Balance, end of period	1,400	—	1,400

VOBA
Balance, beginning of period	7,688	59	7,747
Amortization	(193)	(2)	(195)
Balance, end of period	7,495	57	7,552
Total DAC, DSI, and VOBA Asset	$11,227	$448	$11,675

	Three Months Ended September 30, 2025
	Annuities	Life Insurance	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$1,354	$335	$1,689
Additions	328	45	373
Amortization	(38)	(14)	(52)
Net change	290	31	321
Balance, end of period	1,644	366	2,010

DSI
Balance, beginning of period	723	—	723
Additions	234	—	234
Amortization	(14)	—	(14)
Net change	220	—	220
Balance, end of period	943	—	943

VOBA
Balance, beginning of period	8,464	63	8,527
Amortization	(201)	(1)	(202)
Balance, end of period	8,263	62	8,325
Total DAC, DSI, and VOBA Asset	$10,850	$428	$11,278

	Nine Months Ended September 30, 2026
	Annuities	Life Insurance	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$1,893	$377	$2,270
Additions	590	31	621
Amortization	(151)	(17)	(168)
Net change	439	14	453
Balance, end of period	2,332	391	2,723

DSI
Balance, beginning of period	1,114	—	1,114
Additions	367	—	367
Amortization	(81)	—	(81)
Net change	286	—	286
Balance, end of period	1,400	—	1,400

VOBA
Balance, beginning of period	8,068	61	8,129
Amortization	(573)	(4)	(577)
Balance, end of period	7,495	57	7,552
Total DAC, DSI, and VOBA Asset	$11,227	$448	$11,675

	Nine Months Ended September 30, 2025
	Annuities	Life Insurance	Total
	(Dollars in millions)
DAC
Balance, beginning of period	$892	$306	$1,198
Additions	853	90	943
Amortization	(101)	(30)	(131)
Net change	752	60	812
Balance, end of period	1,644	366	2,010

DSI
Balance, beginning of period	393	—	393
Additions	583	—	583
Amortization	(33)	—	(33)
Net change	550	—	550
Balance, end of period	943	—	943

VOBA
Balance, beginning of period	8,848	65	8,913
Amortization	(585)	(3)	(588)
Balance, end of period	8,263	62	8,325
Total DAC, DSI, and VOBA Asset	$10,850	$428	$11,278
The following table provides the projected VOBA asset amortization expenses for a five-year period and thereafter as of September 30, 2026:

Years	(Dollars in millions)
2026 (1)	$190
2027	714
2028	649
2029	585
2030	529
Thereafter	4,885
Total amortization expense	$7,552
(1)Expected amortization for the remainder of 2026.

15. Intangible Assets
The components of definite-lived and indefinite-lived intangible assets are as follows. Refer to Note 14 - Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired for information on the VOBA asset, which is an actuarial intangible asset arising from a business combination.

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Definite-lived intangible assets:
Distributor relationships	$1,440	$(143)	$1,297	$1,445	$(103)	$1,342
Trade name	58	(15)	43	58	(11)	47
Software and other	284	(191)	93	125	(40)	85
Total definite-lived intangible assets	1,782	(349)	1,433	1,628	(154)	1,474

Indefinite-lived intangible assets:
Insurance licenses	27	—	27	27	—	27
Total indefinite-lived intangible assets	27	—	27	27	—	27
Total intangible assets	$1,809	$(349)	$1,460	$1,655	$(154)	$1,501
No impairment expenses of intangible assets were recognized for the three and nine months ended September 30, 2026 and 2025. The Company estimates that its intangible assets do not have any significant residual value in determining their amortization. Amortization expenses for definite-lived intangible assets were $25 million and $68 million for the three and nine months ended September 30, 2026, and $21 million and $71 million for the three and nine months ended September 30, 2025, respectively.
The following table outlines the estimated future amortization expense related to definite-lived intangible assets held as of September 30, 2026.

Years	(Dollars in millions)
2026 (1)	$26
2027	96
2028	88
2029	78
2030	71
Thereafter	1,074
Total amortization expense	$1,433
(1)Expected amortization for the remainder of 2026.
16. Future Policy Benefits
The reconciliation of the balances described in the table below to “Future policy benefits” in the Condensed Consolidated Statements of Financial Position is as follows.

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Future policy benefits:
Annuities	$6,563	$7,142
Life Insurance	1,785	1,917
Deferred profit liability:
Annuities	85	76
Life Insurance	100	99
Other contracts and VOBA liability	1,712	1,728
Total future policy benefits	$10,245	$10,962

Future Policy Benefits
The balances and changes in the liability for future policy benefits are as follows:

	Nine Months Ended September 30,
	2026			2025
	Annuities	Life Insurance	Total	Annuities	Life Insurance	Total
	(Dollars in millions)
Present Value of Expected Net Premiums:
Balance, beginning of period	$—	$2,183	$2,183	$—	$2,353	$2,353
Beginning balance at original discount rate	—	2,302	2,302	—	2,507	2,507
Effect of changes in cash flow assumptions (1)	—	(20)	(20)	—	68	68
Effect of actual variances from expected experience	3	(55)	(52)	1	(56)	(55)
Adjusted beginning of period balance	3	2,227	2,230	1	2,519	2,520
Issuances	216	12	228	796	7	803
Interest accrual	1	68	69	7	71	78
Net premiums collected	(224)	(197)	(421)	(807)	(219)	(1,026)
Derecognitions (lapses and withdrawals)	4	—	4	3	—	3
Ending balance at original discount rate	—	2,110	2,110	—	2,378	2,378
Effect of changes in discount rate assumptions	—	(216)	(216)	—	(77)	(77)
Balance, end of period	$—	$1,894	$1,894	$—	$2,301	$2,301

Present Value of Expected Future Policy Benefits:
Balance, beginning of period	$7,142	$4,100	$11,242	$5,532	$4,169	$9,701
Beginning balance at original discount rate	7,135	4,459	11,594	5,668	4,601	10,269
Effect of changes in cash flow assumptions (1)	49	(30)	19	10	72	82
Effect of actual variances from expected experience	(66)	(30)	(96)	(1)	(50)	(51)
Adjusted beginning of period balance	7,118	4,399	11,517	5,677	4,623	10,300
Issuances	227	12	239	983	7	990
Interest accrual	232	135	367	212	132	344
Benefit payments	(504)	(265)	(769)	(414)	(237)	(651)
Derecognitions (lapses and withdrawals)	11	—	11	35	—	35
Foreign currency translation	(22)	—	(22)	78	—	78
Ending balance at original discount rate	7,062	4,281	11,343	6,571	4,525	11,096
Effect of changes in discount rate assumptions	(499)	(602)	(1,101)	(8)	(277)	(285)
Balance, end of period	$6,563	$3,679	$10,242	$6,563	$4,248	$10,811

Liability for future policy benefits	$6,563	$1,785	$8,348	$6,563	$1,947	$8,510
Less: Reinsurance recoverables	(8)	(1,145)	(1,153)	(2)	(1,270)	(1,272)
Net liability for future policy benefits, after reinsurance recoverables	$6,555	$640	$7,195	$6,561	$677	$7,238

Weighted-average liability duration of future policy benefits (years)	8 years	13 years		6 years	14 years

Weighted average interest accretion rate	5.39%	4.76%		5.29%	4.70%
Weighted average current discount rate	6.31%	6.15%		5.27%	5.42%
(1)For the nine months ended September 30, 2026 and 2025, the Company recognized liability remeasurement losses of $71 million and $53 million, respectively, due to the net effect of the changes in cash flow assumptions and actual to expected experience adjustments, which are included in “Policyholder benefits and claims incurred” in the Condensed Consolidated Statements of Operations.
The Company performs its annual assumptions review during the third quarter of each year. In both 2026 and 2025, assumption updates did not result in a significant impact to future policy benefit liabilities.

The amounts of undiscounted and discounted expected gross premiums and future benefit payments follow:

	September 30, 2026		September 30, 2025
	Undiscounted	Discounted	Undiscounted	Discounted
	(Dollars in millions)
Annuities
Expected future benefit payments	$12,173	$6,563	$11,444	$6,563
Expected future gross premiums	—	—	—	—

Life Insurance
Expected future benefit payments	8,011	3,679	8,585	4,248
Expected future gross premiums	4,809	2,674	5,381	3,248

Total
Expected future benefit payments	20,184	10,242	20,029	10,811
Expected future gross premiums	4,809	2,674	5,381	3,248
The amount of revenue and interest recognized in the Condensed Consolidated Statements of Operations follows:

	Nine Months Ended September 30,
	2026	2025	2026	2025
	Gross Premiums or Assessments		Interest Expense
	(Dollars in millions)
Annuities	$233	$823	$231	$204
Life Insurance	212	305	67	81

17. Policyholders' Account Balances
Policyholders’ account balances relate to investment-type contracts and universal life-type policies as well as balances relating to funding agreements. Investment-type contracts principally include traditional individual fixed rate annuities and fixed index annuities in the accumulation phase and group annuity contracts.
The balances and changes in policyholders’ account balances are as follows:

	Nine Months Ended September 30,
	2026			2025
	Annuities	Life Insurance	Total	Annuities	Life Insurance	Total
	(Dollars in millions)
Balance, beginning of period	$86,999	$2,193	$89,192	$80,046	$2,107	$82,153
Issuances	9,358	8	9,366	11,951	35	11,986
Premiums received	92	322	414	87	324	411
Policy charges	(481)	(273)	(754)	(456)	(278)	(734)
Surrenders and withdrawals	(8,037)	(93)	(8,130)	(7,902)	(81)	(7,983)
Interest credited	2,621	93	2,714	2,210	71	2,281
Benefit payments	(967)	—	(967)	(817)	—	(817)
Other	1	—	1	6	—	6
Balance, end of period	$89,586	$2,250	$91,836	$85,125	$2,178	$87,303

Reconciling items:
Funding agreements	$3,433	$—	$3,433	$932	$—	$932
Supplemental contracts	1,298	—	1,298	516	—	516
Embedded derivative and other	142	97	239	619	99	718
Total PAB balance, end of period	$94,459	$2,347	$96,806	$87,192	$2,277	$89,469

Weighted-average crediting rate	3.70%	5.56%		3.60%	5.18%
Net amount at risk (1)	$14,039	$37,316		$13,168	$40,062
Cash surrender value	$82,637	$2,043		$78,463	$1,944
(1)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums follow.

		September 30, 2026
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 - 50 Basis Points Above	51 - 150 Basis Points Above	> 150 Basis Points Above	Other (1)	Total
		(Dollars in millions)
Annuities	0% - 1%	$2,959	$2,376	$3,632	$5,654	$—	$14,621
	1% - 2%	2,425	242	735	1,007	—	4,409
	2% - 3%	1,884	490	381	18,659	—	21,414
	Greater than 3%	246	5	14	7	—	272
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	48,870	48,870
	Total	$7,514	$3,113	$4,762	$25,327	$48,870	$89,586

Life Insurance	0% - 1%	$—	$—	$—	$—	$—	$—
	1% - 2%	45	6	67	922	—	1,040
	2% to 3%	377	—	222	—	—	599
	Greater than 3%	595	—	—	16	—	611
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	—	—
	Total	$1,017	$6	$289	$938	$—	$2,250

		September 30, 2025
	Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 - 50 Basis Points Above	51 - 150 Basis Points Above	> 150 Basis Points Above	Other (1)	Total
		(Dollars in millions)
Annuities	0% - 1%	$3,553	$2,611	$4,336	$5,155	$—	$15,655
	1% - 2%	1,739	284	926	1,239	—	4,188
	2% - 3%	1,933	415	241	13,170	—	15,759
	Greater than 3%	265	5	7	10	—	287
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	49,236	49,236
	Total	$7,490	$3,315	$5,510	$19,574	$49,236	$85,125

Life Insurance	0% - 1%	$—	$—	$—	$—	$—	$—
	1% - 2%	38	2	67	820	—	927
	2% to 3%	381	—	220	—	—	601
	Greater than 3%	650	—	—	—	—	650
Products with either a fixed rate or no guaranteed minimum crediting rate		—	—	—	—	—	—
	Total	$1,069	$2	$287	$820	$—	$2,178
(1)Other includes products with either a fixed rate or no guaranteed minimum crediting rate or allocated to index strategies.
In the third quarter of 2026, the Company performed its annual assumption review related to investment-type contracts and universal life-type contracts, which resulted in $263 million net decrease primarily in the value of embedded derivatives related to fixed-index annuity products, which was included in “Change in fair value of insurance-related derivatives and embedded derivatives” in the Condensed Consolidated Statements of Operations. The notable change made to cash flow assumptions from the annual assumption review was a net decrease in projected option budgets.
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

18. Market Risk Benefits
The net balance of market risk benefit (MRB) assets and liabilities of, and changes in guaranteed minimum withdrawal benefits associated with, annuity contracts is as follows:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$3,362	$2,799
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	3,349	2,549
Issuances	(16)	(4)
Interest accrual	125	110
Attributed fees collected	238	191
Effect of changes in interest rates	(841)	73
Effect of changes in equity markets	177	104
Effect of changes in equity index volatility	(19)	(53)
Effect of changes in future expected policyholder behavior	(5)	62
Effect of changes in other future expected assumptions	99	210
Balance, end of period, before effect of changes in the instrument-specific credit	3,107	3,242
Effect of changes in the ending instrument-specific credit risk	48	153
Balance, end of period	3,155	3,395
Less: Reinsured MRB, end of period	(548)	(595)
Balance, end of period, net of reinsurance	$2,607	$2,800

Net amount at risk (1)	$13,534	$12,717
Weighted average attained age of contract holders (years)	71 years	71 years
(1)Net amount at risk is defined as the current guarantee amount in excess of the current account balance.
The reconciliation of market risk benefits by amounts in an asset position and in a liability position to the “Market risk benefits” amount in the Condensed Consolidated Statements of Financial Position follows.

	September 30, 2026
	Asset	Liability	Net Liability
	(Dollars in millions)
Market risk benefits	$1,087	$4,242	$3,155

	December 31, 2025
	Asset	Liability	Net Liability
	(Dollars in millions)
Market risk benefits	$1,174	$4,536	$3,362
In the third quarter of 2026, the Company performed its annual assumption review for annuity contracts, which resulted in a $99 million net increase in the market risk benefits liability, which was included in “Change in fair value of market risk benefits” in the Condensed Consolidated Statements of Operations. The notable changes to cash flow assumptions from the annual assumption review were unfavorable updates to the projected option budget assumption and a net increase in the utilization assumption for the lifetime income benefit riders, partially offset by favorable updates to policyholder lapse behavior assumptions.
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

19. Long Term Borrowings
The following is a summary of our long term borrowings:

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Term Loan Credit Facility - due May 25, 2027	$99	$98
5.000% Senior Notes - due June 15, 2027	495	490
5.750% Senior Notes - due October 1, 2029	597	596
6.144% Senior Notes - due June 13, 2032	497	497
6.000% Senior Notes - due July 15, 2035	693	692
5.000% American Equity Capital Trust II - due June 1, 2047	84	84
7.000% Fixed-Rate Reset Junior Subordinated Notes - due December 1, 2055	494	494
Total	$2,959	$2,951
The agreements above require the Company and its subsidiaries to maintain minimum net worth covenants. As of September 30, 2026 and December 31, 2025, the Company was in compliance with its financial covenants.
20. Income Taxes
For the three and nine months ended September 30, 2026, the effective tax rates on pre-tax income were 21.2% and 22.9%, respectively. For the three and nine months ended September 30, 2026, the Company’s effective rate was slightly higher than the statutory rate of 21% for both periods primarily due to the impact of changes to our Bermuda deferred tax asset.
For the three and nine months ended September 30, 2025, the effective tax rates on pre-tax income were 40.5% and 63.2%, respectively. For both periods, the effective tax rate is higher than the statutory rate of 21% due to a one-time adjustment related to the Bermuda corporate income tax. Excluding this one-time adjustment, our effective tax rate was not materially different from the statutory rate of 21%.
Pillar Two and Bermuda Corporate Income Tax Regime
In December 2023, the Government of Bermuda enacted a corporate income tax (“CIT”) regime, designed to align with the Organization for Economic Cooperation and Development's ("OECD's") global minimum tax rules. The Corporate Income Tax Act 2023 came into operation in its entirety on January 1, 2025. The regime applies a 15% CIT to Bermuda businesses that are part of Multinational Enterprise Groups with annual revenue of €750 million or more, which includes ANGI. As of September 30, 2026, we had a current tax asset of $44 million and a deferred tax asset of $424 million and as of December 31, 2025, we had a current tax asset of $44 million and a deferred tax asset of $457 million related to this regime.
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
Preferred Stock - Dividends
Dividends on the 7.375% Fixed-Rate Non-Cumulative Preferred Stock, Series D (“Series D”) are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the 15th day of January, April, July and October of each year, commencing on April 15, 2025. The Series D preferred stock are not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions.
During the three months ended September 30, 2026 and 2025, we accrued for dividends totaling $6 million and $6 million for the Series D preferred stock. For the nine months ended September 30, 2026 and 2025, we paid dividends totaling $12 million and $12 million for Series D preferred stock.
On February 24, 2025, the Company redeemed all of the 16,000 outstanding shares of 5.95% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series A ("Series A") and the corresponding 16,000,000 depositary shares, each representing a 1/1,000th interest in one share of Series A. As part of the redemption, the Company recognized a loss of $11 million. For the nine months ended September 30, 2025, we paid dividends totaling $8 million for Series A preferred stock.

On October 6, 2025, the Company redeemed all of the 12,000 outstanding shares of 6.625% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series B ("Series B") and the corresponding 12,000,000 depositary shares, each representing a 1/1,000th interest in one share of Series B. For the three and nine months ended September 30, 2025, we paid dividends totaling $5 million and $15 million for Series B preferred stock.
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
22. Accumulated Other Comprehensive Income
The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below:

	Change in Net Unrealized Investment Gains (Losses)	Change in Discount Rate for Future Policy Benefits	Change in Instrument- Specific Credit Risk for Market Risk Benefits	Defined Benefit Pension Plan Adjustment	Total
	(Dollars in millions)
Balance as of December 31, 2025	$880	$159	$(15)	$70	$1,094
Other comprehensive income (loss) before reclassifications	(853)	183	182	(4)	(492)
Amounts reclassified to net income	8	—	—	—	8
Deferred income tax benefit (expense)	178	(39)	(39)	1	101
Balance at March 31, 2026	213	303	128	67	711
Other comprehensive loss before reclassifications	(124)	(77)	(156)	(4)	(361)
Amounts reclassified to net income	7	—	—	—	7
Deferred income tax benefit	26	16	33	1	76
Balance at June 30, 2026	122	242	5	64	433
Other comprehensive income (loss) before reclassifications	(2,334)	476	(60)	(4)	(1,922)
Amounts reclassified from net income	(28)	—	—	—	(28)
Deferred income tax benefit (expense)	503	(100)	12	1	416
Balance at September 30, 2026	$(1,737)	$618	$(43)	$61	$(1,101)

Balance as of December 31, 2024	$154	$279	$(196)	$103	$340
Other comprehensive income (loss) before reclassifications	397	(35)	68	(4)	426
Amounts reclassified from net income	(7)	—	—	—	(7)
Deferred income tax benefit (expense)	(83)	12	(19)	1	(89)
Balance at March 31, 2025	461	256	(147)	100	670
Other comprehensive income (loss) before reclassifications	191	(57)	(104)	(3)	27
Amounts reclassified from net income	(34)	—	—	—	(34)
Deferred income tax benefit (expense)	(30)	4	26	1	1
Balance at June 30, 2025	588	203	(225)	98	664
Other comprehensive income (loss) before reclassifications	529	(56)	125	(30)	568
Amounts reclassified to net income	35	—	—	—	35
Deferred income tax benefit (expense)	(130)	15	(26)	6	(135)
Balance at September 30, 2025	$1,022	$162	$(126)	$74	$1,132

23. Related Party Transactions
The Company has entered into recurring transactions and agreements with certain related parties. The impact on the Condensed Consolidated Financial Statements of significant related party transactions is discussed below.
Investment Management
For the three and nine months ended September 30, 2026, the Company paid investment management fees pursuant to investment management agreements with an affiliate of Brookfield Asset Management Ltd. (“BAM”) of $62 million and $189 million, respectively. For the three and nine months ended September 30, 2025, the Company paid investment management fees pursuant to investment management agreements with an affiliate of Brookfield Asset Management Ltd. (“BAM”) of $56 million and $155 million, respectively. The Company had $65 million and $57 million of investment management fees payable to an affiliate of BAM as of September 30, 2026 and December 31, 2025, respectively, which are included in “Due to related parties” on the Condensed Consolidated Statements of Financial Position.
Other Related Party Transactions
As of September 30, 2026 and December 31, 2025, we held investments in related parties of $12.0 billion and $9.6 billion, respectively, not including equity method investments. See Note 8 - Variable Interest Entities and Equity Method Investments for details on our equity method investments. Our investments in related parties as of September 30, 2026 and December 31, 2025 include approximately $4.0 billion and $4.2 billion respectively, of private loans with subsidiaries of Brookfield Corporation. The Company’s investments in related parties are net of maturities, prepayments and sales that occurred during the year and reflect any other changes in carrying values during the year, such as fair value changes for investments carried at fair value.
Our investment transactions with related parties for the nine months ended September 30, 2026 include the refinancing of an existing $450 million loan provided to subsidiaries of Brookfield Infrastructure Partners L.P. For the nine months ended September 30, 2025, we did not have significant investment transactions with related parties.
Subsidiaries of the Company have demand deposit agreements with Brookfield Treasury Management Ltd. (“BTML”), a subsidiary of Brookfield Corporation and BWS US Holdings LLC (“BWS US”), an indirect wholly-owned subsidiary of Brookfield Wealth Solutions Ltd. As of September 30, 2026 and December 31, 2025, the balance under the BTML agreement was $275 million and $265 million, respectively. The balance outstanding under the agreement with BWS US at September 30, 2026 and December 31, 2025 was $341 million and $532 million, respectively. These amounts are included in “Cash and cash equivalents” in the Company's Condensed Consolidated Statements of Financial Position. For the three and nine months ended September 30, 2026, the Company earned interest income from these agreements of $4 million and $24 million, respectively, and $10 million and $27 million for the three and nine months ended September 30, 2025, respectively.
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

The tables below provide consolidated results in the format that the CODM uses to make decisions and assess performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net premiums and other policy related revenues (revenue from external customers)	$275	$387	$914	$1,520
Net investment income	1,424	1,242	4,002	3,632
Investment related losses	(42)	(33)	(13)	(41)
Other income	24	22	84	77
Total revenue	1,681	1,618	4,987	5,188
Policyholder benefits and claims incurred	167	270	642	1,382
Interest sensitive contract benefits	642	523	1,949	1,520
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	283	268	826	752
Change in fair value of market risk benefits	(437)	310	(189)	624
Interest expense	67	47	158	140
Other segment items (1)	(244)	(69)	98	653
Income tax expense	255	109	344	74
Income from continuing operations	$948	$160	$1,159	$43
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
A subsidiary held $1.4 billion and $1.4 billion of assets pledged under a coinsurance reinsurance agreement with Just, who is domiciled in the United Kingdom, as of September 30, 2026 and December 31, 2025, respectively. There were no other material assets held in jurisdictions outside of the United States as of September 30, 2026 and December 31, 2025.
There was no material revenue generated in jurisdictions outside of the United States for the three and nine months ended September 30, 2026 and 2025.
25. Financial Commitments and Contingencies
Commitments
As of September 30, 2026, the Company and its subsidiaries, in aggregate, had outstanding unfunded commitments to purchase, expand or improve real estate and to fund mortgage loans, private loans as well as investment funds of $5.5 billion.
The Company’s subsidiaries lease office space, technological equipment and automobiles. The remaining long-term lease commitments as of September 30, 2026 were approximately $120 million and are included in the Company’s Condensed Consolidated Statements of Financial Position within “Other liabilities”.
Federal Home Loan Bank (“FHLB”) Agreements
Certain of the Company’s subsidiaries have access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of September 30, 2026, certain municipal bonds and collateralized mortgage obligations with a fair value of approximately $744 million and commercial mortgage loans of approximately $1.0 billion were on deposit with the FHLB as collateral for borrowing. As of September 30, 2026, the collateral provided borrowing capacity of approximately $1.3 billion. The deposited securities and commercial mortgage loans are included in the Condensed Consolidated Statements of Financial Position within “Available-for-sale fixed maturity securities” and “Mortgage loans on real estate”, respectively.
Funding Agreements
Starting in 2025, we have a funding agreement-backed note (“FABN”) program under which a statutory trust that is not consolidated or affiliated with us issues senior secured medium-term notes. The FABN notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors for the purposes of generating a spread-based return. This trust uses the net proceeds from each sale to purchase one or more funding agreements from a subsidiary of the Company. As of September 30, 2026, we had $2.7 billion outstanding under the FABN program. The maximum aggregate principal amount permitted to be outstanding at any one time is $10.0 billion. In addition, we had $824 million outstanding under other funding agreements at September 30, 2026.

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
The following table summarizes the major components of net income from discontinued operations, net of tax related to the distribution, for the three and nine months ended September 30, 2025.

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(Dollars in millions)
Net premiums	$360	$1,189
Net investment income	43	88
Investment related gains	35	112
Other income	2	6
Total revenues	440	1,395

Policyholder benefits and claims incurred	257	861
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	77	243
Operating expenses	38	137
Total benefits and expenses	372	1,241

Net income before income taxes from discontinued operations	68	154
Income tax expense	10	28
Net income from discontinued operations	$58	$126
27. Subsequent Events
The Company evaluated all events and transactions through November 12, 2026, the date the accompanying condensed consolidated financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis reviews our unaudited condensed consolidated financial position at September 30, 2026 compared with December 31, 2025, and our unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2026 and 2025, and where appropriate, factors that may affect future financial performance. This analysis should be read in conjunction with our unaudited condensed consolidated financial statements, notes thereto and selected condensed consolidated financial data appearing elsewhere in this Form 10-Q as well as the December 31, 2025 audited consolidated financial statements included in the Form 10-K, filed with the SEC on March 30, 2026. Interim operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the entire year. Preparation of financial statements requires use of management estimates and assumptions.
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

Key Financial Data
The following table presents key financial data of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Total assets	$130,537	$130,559	$130,537	$130,559
Net income attributable to American National Group Inc. common stockholder	939	208	1,130	113
Distributable operating earnings (1)	316	329	913	990
(1)Distributable Operating Earnings is a Non-GAAP measure. See “Reconciliation of Non-GAAP Measures”.
Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025
Net Premiums
The breakdown of premiums by product, net of ceded premiums is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Annuities:
Retail: (1)
Fixed Rate	$—	$—	$—	$2
Total Retail Annuities	—	—	—	2
Institutional:
Pension Risk Transfer (2)	6	100	93	736
Total Institutional Annuities	6	100	93	736

Total Annuities	6	100	93	738

Life and Other	82	106	282	280

Total Net Premiums	$88	$206	$375	$1,018
(1)Premiums received from retail annuities are generally recorded as deposits and are not included in net premiums on the Condensed Consolidated Statements of Operations.
(2)Premiums differ from gross annuity sales in Pension Risk Transfer (PRT), since premiums are recognized as revenue when due while they are included in sales upon deal close, which is confirmed by the counterparty.
Comparison of Three Months Ended September 30, 2026 vs. 2025
For the three months ended September 30, 2026, we reported total net premiums of $88 million, compared to net premiums of $206 million for the same period in 2025. The decrease of $118 million is primarily a result of a smaller PRT market during 2026 and our pricing discipline related to expected returns on this business.
Comparison of Nine Months Ended September 30, 2026 vs. 2025
For the nine months ended September 30, 2026, we reported total net premiums of $375 million, compared to net premiums of $1.0 billion for the same period in 2025. The decrease of $643 million is primarily a result of a smaller PRT market during 2026 and our pricing discipline related to expected returns on this business as noted above.

Gross Annuity Sales
Gross annuity sales are comprised of directly written retail and institutional annuity deposits, which generally are not included in revenues on the Condensed Consolidated Statements of Operations.
The breakdown of gross annuity sales is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Retail:
Fixed Index	$1,417	$2,528	$4,739	$6,876
Fixed Rate	1,792	2,147	4,346	4,242
Other (1)	127	79	480	182
Total Retail Annuities	3,336	4,754	9,565	11,300

Institutional:
Pension Risk Transfer (2)	9	100	103	744
Funding Agreements	—	—	1,200	900
Total Institutional Annuities	9	100	1,303	1,644

Total gross annuity sales	$3,345	$4,854	$10,868	$12,944
(1)Other retail annuities represent sales of single premium immediate annuities and structured settlement annuities.
(2)Gross annuity sales differ from premiums in Pension Risk Transfer, since premiums are recognized as revenue when due while they are included in sales upon deal close, which is confirmed by the counterparty.
Comparison of Three Months Ended September 30, 2026 vs. 2025
For the three months ended September 30, 2026, we reported total gross annuity sales of $3.3 billion, compared to gross annuity sales of $4.9 billion for the same period in 2025. The decrease of $1.5 billion is primarily due to our strong pricing discipline related to expected returns which resulted in decreased sales activity in some of our fixed index and fixed rate retail annuity products as well as a decline in PRT sales, which were also impacted by a smaller PRT market in 2026.
Comparison of Nine Months Ended September 30, 2026 vs. 2025
For the nine months ended September 30, 2026, we reported total gross annuity sales of $10.9 billion, compared to gross annuity sales of $12.9 billion in the prior year period. Annuity sales declined year over year due to our strong pricing discipline related to expected returns which resulted in decreased sales in some of our fixed index annuity products along with PRT annuities, which were also impacted by a smaller PRT market during 2026.

The following table summarizes the financial results of our business for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net premiums	$88	$206	$375	$1,018
Other policy revenue	187	181	539	502
Net investment income	1,424	1,242	4,002	3,632
Investment related losses	(42)	(33)	(13)	(41)
Other income	24	22	84	77
Total revenues	1,681	1,618	4,987	5,188

Policyholder benefits and claims incurred	167	270	642	1,382
Interest sensitive contract benefits	642	523	1,949	1,520
Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired	283	268	826	752
Change in fair value of insurance-related derivatives and embedded derivatives	(441)	(187)	(535)	143
Change in fair value of market risk benefits	(437)	310	(189)	624
Operating expenses	197	118	633	510
Interest expense	67	47	158	140
Total benefits and expenses	478	1,349	3,484	5,071
Net income before income taxes	1,203	269	1,503	117
Income tax expense	255	109	344	74
Income from continuing operations	948	160	1,159	43
Income from discontinuing operations, net of tax	—	58	—	126
Net income	948	218	1,159	169
Less: Net income (loss) from continuing operations attributable to noncontrolling interests, net of tax	3	(1)	11	4
Net income attributable to American National Group Inc. stockholders	945	219	1,148	165
Less: Preferred stock dividends and redemption	6	11	18	52
Net income attributable to American National Group Inc. common stockholder	$939	$208	$1,130	$113
Comparison of Three Months Ended September 30, 2026 vs. 2025
For the three months ended September 30, 2026, we reported net income of $945 million, compared to net income of $219 million for the same period in 2025. The increase of $726 million was primarily driven by a benefit from the change in fair value of insurance-related derivatives and embedded derivatives and a benefit from the change in fair value of market risk benefits, both as a result of equity market and interest rate movements as well as an increase in net investment income. Those impacts were partially offset by an increase in interest sensitive contract benefits due to higher index credits during the current period and an increase in operating expenses.
Net premiums and other policy revenue were $275 million for the three months ended September 30, 2026, compared to $387 million for the same period in 2025. The decrease of $112 million was primarily attributable to lower PRT sales in the quarter as compared to the prior year due to a smaller PRT market during 2026 and our pricing discipline related to expected return on this business.
Net investment income increased by $182 million for the three months ended September 30, 2026, compared to the same period in 2025. Net investment income is comprised of interest and dividends recognized on financial instruments, change in fair value of equity investments and other miscellaneous fee income. The increase in 2026 was driven by the increase in assets under management due to growth of the business as well as the continued rotation into higher yielding investment strategies.
We recorded $42 million of investment related losses for the three months ended September 30, 2026, a decrease of $9 million compared to the same period in 2025. The decrease was primarily driven by an increase in realized losses recognized on investments in certain limited partnerships and limited liability companies.
Policyholder benefits and claims incurred were $167 million for the three months ended September 30, 2026, compared to $270 million for the same period in 2025. The decrease of $103 million was primarily due to a decrease in PRT sales which resulted in a corresponding decrease in reserves.
Interest sensitive contract benefits represent interest credited to policyholders’ account balances from our investment contracts with customers. During the three months ended September 30, 2026, interest sensitive contract benefits increased $119 million over the same period in 2025 due to new annuity business issued and an increase in index credits as a result of equity market movements, partially offset by surrender and withdrawal activities.

Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired increased by $15 million compared to the same period in 2025, primarily due to the continued growth of the annuity business which increases the deferred acquisition cost and deferred sales inducements assets.
The benefit from the change in fair value of insurance-related derivatives and embedded derivatives increased by $254 million for the three months ended September 30, 2026 compared to the same period of 2025. This was primarily due to the favorable impact of interest rates and equity market performance on the fair value of the embedded derivatives and equity-indexed options.
Change in fair value of market risk benefits represents the mark-to-market movements of our liability based on protection to the policyholder from capital market risk. The decrease in the fair value of market risk benefits of $747 million for the three months ended September 30, 2026 compared to the same period of 2025 was primarily due to the favorable impact of interest rates and equity markets on the valuation of these liabilities. Additionally, the annual assumption review in the third quarter of 2026 resulted in a lower unfavorable impact to the change in fair value of market risk benefits when compared to the assumption update which occurred in 2025. See     Note 18 - Market Risk Benefits for additional discussion.
Operating expenses were $197 million for the three months ended September 30, 2026, compared to $118 million for the same period in 2025, an increase of $79 million. The increase was primarily driven by a $27 million one-time benefit realized from the termination of American National’s pension plan during the third quarter of 2025 as well as increased costs in 2026 due to continued investments in our operating platform.
The increase of $20 million of interest expense on borrowings compared to the same period in 2025 was mainly due to the consolidation impact of certain investments in variable interest entities.
Income tax expense was $255 million for the three months ended September 30, 2026, resulting in an effective tax rate of 21.2%. This is compared to a $109 million tax expense and a 40.5% effective tax rate for the same period in 2025. For the three months ended September 30, 2026, the Company’s effective rate was slightly higher than the statutory rate of 21% primarily due to changes to our Bermuda deferred tax asset. For the three month period ended September 30, 2025, the Company’s effective tax rate was higher than the statutory rate of 21% due to a one-time adjustment related to the Bermuda corporate income tax. Excluding this one-time adjustment, our effective tax rate was not materially different from the statutory rate of 21%.
Income from discontinuing operations, net of tax was $0 million for the three months ended September 30, 2026 compared to $58 million for the same period in 2025. Income from discontinuing operations in the prior period was primarily attributable to unrealized gains on the equity securities portfolio coupled with net premiums in excess of policyholder benefits and claims incurred due to improved loss experience arising from underwriting actions implemented on the property casualty block of business which was disposed of during 2025 as discussed in Note 26 - Discontinued Operations.
Comparison of Nine Months Ended September 30, 2026 vs. 2025
For the nine months ended September 30, 2026, we reported a net income of $1.1 billion, compared to a net income of $165 million for the same period in 2025. The change in net income (loss) is primarily driven by benefits from the change in fair value of market risk benefits and the change in fair value of insurance-related derivatives and embedded derivatives as a result of equity market and interest rate movements. Additionally, there was an increase in net investment income due to continued rotation into higher yielding investment strategies and a decrease in policyholder benefits and claims incurred, partially offset by a decrease in net premiums, due to lower PRT sales. Those impacts were partially offset by an increase in interest sensitive contract benefits due to an increase in index credits from changes in the equity market, an increase in the amortization of DAC, DSI, and VOBA which are a result of continued growth of the annuity business, and an increase in operating expenses.
Net premiums and other policy revenue of $914 million decreased by $606 million for the nine months ended September 30, 2026, compared to the same period in 2025 primarily due to lower PRT sales as compared to the prior year period due to a smaller PRT market during 2026 and our pricing discipline related to expected return on this business.
Net investment income increased by $370 million for the nine months ended September 30, 2026, compared to the same period in 2025. The increase was primarily driven by the increase in assets under management due to sustained growth of the business as well as continued rotation into higher yielding investment strategies.
The Company realized investment related losses of $13 million for the nine months ended September 30, 2026, compared to losses of $41 million for the same period in 2025. The decrease in investment losses of $28 million was primarily due to realized gains on investments in certain limited partnerships and limited liability corporations.
Policyholder benefits and claims incurred decreased by $740 million for the nine months ended September 30, 2026, compared to the same period in 2025. The decrease is primarily due to a reduction in PRT sales which resulted in a corresponding decrease in reserves.
For the nine months ended September 30, 2026, interest sensitive contract benefits increased by $429 million compared to the same period in 2025 primarily driven by an increase in the in-force block of annuity business due to continued growth of the business as well as higher index credits driven by the change in equity market activity during the period, partially offset by surrender and withdrawal activities.

Amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired increased by $74 million compared to the same period in 2025, primarily due to continued growth of the annuity business which increases the deferred acquisition cost and deferred sales inducements assets.
Change in fair value of insurance-related derivatives and embedded derivatives decreased by $678 million for the nine months ended September 30, 2026 compared to the same period of 2025. The decrease was primarily due to the impact of interest rates and equity market performance on the fair value of the embedded derivatives and equity-indexed options.
The decrease in the change in fair value of market risk benefit of $813 million for the nine months ended September 30, 2026 compared to the same period of 2025 was primarily due to the impact of interest rates and equity markets on the valuation of these liabilities. Additionally, the annual assumption review in the third quarter of 2026 resulted in a lower unfavorable impact to the change in fair value of market risk benefits when compared to the assumption update which occurred in 2025.
Operating expenses increased by $123 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily driven by a one-time impairment of office property, increased costs in 2026 due to continued investments in our operating platform, and non-recurring expenses related to the termination of the sale of new life insurance products through its career agent distribution channel in Q2 2026 coupled with a one-time benefit from the termination of American National’s pension plan in the third quarter of 2025.
Interest expense on borrowings increased by $18 million for the nine months ended September 30, 2026 compared to the same period in 2025 primarily as a result of recurring repayments of the Company’s term loan credit facility during 2025 partially offset by increased borrowings with senior notes issued in June 2025 and junior subordinated notes entered into in August 2025.
Income tax expense was $344 million for the nine months ended September 30, 2026, resulting in an effective tax rate of 22.9%. This is compared to a $74 million tax expense and a 63.2% effective tax rate for the same period in 2025. For the nine months ended September 30, 2026, the Company’s effective rate was slightly higher than the statutory rate of 21% primarily due to changes to our Bermuda deferred tax asset. For the nine months ended September 30, 2025, the Company’s effective tax rate was higher than the statutory rate of 21% due to a one-time adjustment related to the Bermuda corporate income tax. Excluding this one-time adjustment, our effective tax rate was not materially different from the statutory rate of 21%.
Income from discontinuing operations, net of tax was $0 million for the nine months ended September 30, 2026 compared to $126 million for the same period in 2025. Income from discontinuing operations in the prior period was primarily attributable to unrealized gains on the equity securities portfolio coupled with net premiums in excess of policyholder benefits and claims incurred due to improved loss experience arising from underwriting actions implemented on the property casualty block of business which was disposed of during 2025 as discussed in Note 26 - Discontinued Operations.
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
The following table presents DOE of our reporting segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Distributable Operating Earnings	$316	$329	$913	$990
Comparison of Three Months Ended September 30, 2026 vs. 2025
DOE decreased by $13 million for the three months ended September 30, 2026 compared to the same period in 2025. The decrease is primarily attributable to an increase in the cost of funds due to higher option costs and crediting rates in 2026 partially offset by increased net investment income from our continued deployment into higher yielding investment strategies.
Comparison of Nine Months Ended September 30, 2026 vs. 2025
DOE decreased by $77 million for the nine months ended September 30, 2026 compared to the same period in 2025. The decrease is primarily attributable to an increase in cost of funds as a result of increased new business option costs and crediting rates in 2026. These changes were partially offset by increased investment income from our continued deployment into higher yielding investment strategies coupled with an increased asset base from annuity sales over the past twelve months.

Financial Condition
Comparison as of September 30, 2026 and December 31, 2025
The following table summarizes the financial position as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Assets
Investments	$94,910	$90,516
Cash and cash equivalents	8,084	11,660
Accrued investment income	817	799
Deferred policy acquisition costs, deferred sales inducements and value of business acquired	11,675	11,513
Deferred tax asset	537	460
Reinsurance recoverables and deposit assets	8,473	9,255
Property and equipment	57	161
Intangible assets	1,460	1,501
Other assets	2,946	2,822
Goodwill	748	748
Separate account assets	830	822
Total assets	$130,537	$130,257

Liabilities
Future policy benefits	$10,245	$10,962
Policyholders’ account balances	96,806	92,992
Policy and contract claims	299	410
Market risk benefits	4,242	4,536
Due to related parties	128	103
Other policyholder funds	359	353
Notes payable	205	205
Long term borrowings	2,959	2,951
Funds withheld for reinsurance liabilities	2,757	3,088
Other liabilities	3,614	4,166
Separate account liabilities	830	822
Total liabilities	122,444	120,588

Equity
Preferred stock, Series D	292	292
Additional paid-in capital	5,880	6,404
Accumulated other comprehensive income, net of taxes	(1,101)	1,094
Retained earnings	2,894	1,759
Non-controlling interests	128	120
Total equity	8,093	9,669
Total liabilities and equity	$130,537	$130,257
September 30, 2026 vs. December 31, 2025
Total assets increased by $280 million during the period to $130.5 billion. The increase is primarily driven by net annuity inflows which result in increased investment purchases as well as additional capitalization of deferred policy acquisition costs and deferred sales inducements due to continued strong annuity sales, partially offset by a decrease in reinsurance recoverables and deposit assets due to the run off of certain blocks of business ceded to external reinsurers and a decrease in the associated ceded insurance liabilities due to interest rate and equity market movements.
Total investments increased by $4.4 billion from December 31, 2025 to September 30, 2026. The increase is primarily driven by net annuity inflows and deployment of cash and cash equivalents into fixed maturity investments resulting in increased investment purchases, partially offset by the increase in net unrealized investment losses due to changes in interest rates.
Cash and cash equivalents decreased by $3.6 billion from December 31, 2025 to September 30, 2026. The decrease is primarily driven by the deployment of funds into our investment portfolio. We continue to maintain a strong liquidity position across our business. For further information, refer to “Liquidity and Capital Resources” section within this MD&A.

Deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”) and value of business acquired (“VOBA”) are capitalized costs directly related to writing new policyholder contracts and include the VOBA intangible assets. During the year, the balance increased by $162 million primarily driven by deferrals associated with writing new business during the period.
Deferred tax assets increased by $77 million from December 31, 2025 to September 30, 2026. The increase is primarily due to changes in the deferred tax asset related to unrealized gains and losses on investments.
Reinsurance recoverables and deposit assets are estimated amounts due to the Company from reinsurers and include reinsurance receivables and recoverables from reinsurers and deposit assets associated with reinsurance agreements. The amount decreased by $782 million primarily driven by a reduction in the associated ceded insurance liabilities due to interest rate and equity market movements as well as the run off of certain blocks of business ceded to external reinsurers.
Intangible assets decreased by $41 million during the year, primarily due to the amortization of intangible assets during the period.
Other assets increased by $124 million during the year to $2.9 billion. The balance includes current tax asset, market risk benefit asset, as well as other miscellaneous receivables, and is primarily attributable to investment transaction settlement timing and change in volume and an increase in current tax assets as a result of a tax credit benefit generated during the period and estimated tax payments.
Separate account assets and liabilities both increased by $8 million during 2026, primarily due to net realized capital gains on investments and policyholder deposits during the period, partially offset by policyholder benefits and withdrawals.
Future policy benefits and policyholders’ account balances increased by $3.1 billion during 2026 primarily driven by annuity sales during the period as well as the favorable impact of changes made during the annual assumption review during the third quarter of 2026 and the favorable impact of changes in interest rates and equity markets on the valuation of the embedded derivatives during the period. See Note 16 - Future Policy Benefits for additional discussion.
Market risk benefits decreased by $294 million during 2026 primarily due to the impact of changes in interest rates and equity markets partially offset by the impact of assumption updates as a result of the annual assumption review during the third quarter of 2026. See Note 18 - Market Risk Benefits for further detail.
Funds withheld for reinsurance liabilities decreased by $331 million during 2026 as a result of decrements on the existing ceded liabilities and the corresponding funds withheld payable as flow business is not being ceded to external reinsurers.
Other liabilities decreased by $552 million during 2026. The balance includes the reinsured market risk benefits liability, accrued interest on debt and other miscellaneous payables. The decrease during 2026 is primarily driven by a decrease in deferred tax liabilities as a result of changes in unrealized gains or losses and the timing and change in volume of investment transaction settlements.
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

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Cash and cash equivalents	$8,084	$11,660
Liquid financial assets	41,261	42,041
Undrawn credit facilities	1,271	1,505
Total liquidity (1)	$50,616	$55,206
(1)Total Liquidity is a Non-GAAP measure. See “Performance Measures used by Management.”
Today, we have significant liquidity within our insurance portfolios, giving us flexibility to secure attractive investment opportunities. In addition to a portfolio of highly liquid financial assets, our operating companies have additional access to liquidity from sources such as the Federal Home Loan Bank (“FHLB”) and access to a sub-allocation under the Brookfield Wealth Solutions Ltd. revolving credit facility. As of September 30, 2026, the Company had no drawings and a total of $1.3 billion undrawn capacity available related to the FHLB program, and access to $0.5 billion of capacity under the revolving credit facility.

Liquidity within our insurance subsidiaries may be restricted from time to time due to regulatory constraints. As of September 30, 2026, the Company’s total liquidity was $50.6 billion, which included $417 million of cash and cash equivalents held outside of the regulated insurance companies.
Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table presents a summary of our cash flows and ending cash balances for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Operating activities	$2,058	$1,636
Investing activities	(8,088)	(6,485)
Financing activities	2,454	5,087
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	11,660	11,330
Net change during the period	(3,576)	238
Cash and cash equivalents, end of period	8,084	11,568
Less: Cash and cash equivalents of discontinued operations	—	623
Cash and cash equivalents, end of period	$8,084	$10,945
Operating Activities
For the nine months ended September 30, 2026, we generated $2.1 billion of cash from operating activities compared to $1.6 billion during 2025, primarily due to an increase in net investment income from continued rotation into higher yielding investment strategies and the disposition of the P&C subsidiaries in 2025 which had operating cash outflows in the prior period, partially offset by an increase in operating expenses for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 as detailed above.
Investing Activities
For the nine months ended September 30, 2026, cash outflows rose as we deployed cash and cash equivalents held as of December 31, 2025 to primarily available-for-sale fixed maturity securities and mortgage loans as we continued to rotate our investment portfolio into higher yielding investment strategies. This resulted in net deployment of $8.1 billion of cash from investing activities, compared to net deployment of $6.5 billion in the prior year.
Financing Activities
For the nine months ended September 30, 2026, we recorded a net cash inflow of $2.5 billion from our financing activities, compared to net inflow of $5.1 billion recorded in 2025. The proceeds in the current year period were mainly a result of $2.5 billion net payments received on policyholders’ account deposits partially offset by withdrawals on such accounts. Net cash inflows decreased from 2025 to 2026 due to lower policyholders’ account deposits and higher withdrawals in 2026.
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
Future Capital Obligations and Requirements
As of September 30, 2026, the Company and its subsidiaries, in aggregate, had outstanding investment commitments of $5.5 billion. The funded commitments are primarily recognized as mortgage loans, private loans, investment funds, investment real estate and other invested assets. For additional information, see Note 25 - Financial Commitments and Contingencies of the financial statements.

The following is the maturity by year on long term borrowings:

	Payments Due by Year
	Total	Unamortized Discount and Issuance Costs	Less Than 1 year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More Than 5 Years
	(Dollars in millions)
As of September 30, 2026
Long term borrowings	$2,959	$(41)	$600	$—	$—	$600	$—	$1,800

As of December 31, 2025
Long term borrowings	$2,951	$(49)	$—	$600	$—	$600	$—	$1,800
For additional information, See Note 19 - Long Term Borrowings of the financial statements. We may from time to time seek to retire or purchase our outstanding debt through open market purchases, privately negotiated transactions, tender offers or otherwise. Such transactions, if any, will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable regulatory requirements and other factors. The timing and amount of any such transactions will be determined at our discretion.
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
The Company has determined that it is in compliance with all capital requirements as of September 30, 2026 and December 31, 2025.
Performance Measures Used by Management
To measure performance, we focus on net income and total assets, as well as certain Non-GAAP measures, including DOE and Total Liquidity, which we believe are useful to investors to provide additional insights into assets within the business available for redeployment. See “Results of Operations”, “Financial Condition,” and “Liquidity and Capital Resources” sections of this MD&A for further discussion on our performance and Non-GAAP measures for the three and nine months ended September 30, 2026 and 2025.
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
The following table contains further details regarding our use of our Non-GAAP measures, as well as a reconciliation of GAAP consolidated net income from continuing operations to DOE:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Income (loss) from continuing operations (1)	$939	$150	$1,130	$(13)
Mark-to-market losses on investments, including reinsurance funds withheld (2)	86	165	299	426
Mark-to-market losses (gains) on insurance contracts and other net assets (3)(4)	(927)	(21)	(814)	597
Deferred income tax expense (recovery) relating to basis and other changes	186	10	144	(172)
Transaction costs	(1)	(10)	53	27
Depreciation and amortization expenses	33	35	101	125
DOE	$316	$329	$913	$990
(1)Income (loss) from continuing operations is net income attributable to American National Group Inc. common stockholder less income from discontinuing operations, net of tax.
(2)“Mark-to-market losses on investments, including reinsurance funds withheld” primarily represent mark-to-market gains or losses on our investments and reinsurance funds withheld. Mark-to-market gains or losses on our invested assets are presented as “Investment related losses” on the Condensed Consolidated Statements of Operations. See Note 10 - Net Investment Income and Investment Related Gains (Losses) in the notes to the condensed consolidated financial statements for additional details.
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

Foreign Exchange Rate Risk
The Company’s obligations under its insurance contracts are predominantly denominated in U.S. dollars, but a portion of the assets supporting these liabilities are denominated in non-U.S. dollars. In addition, we have exposure to foreign currency risk in connection with certain foreign denominated business that we are reinsuring. We manage foreign exchange risk primarily using foreign exchange forwards and cross currency swaps. Our investment policy sets out the foreign currency exposure limits and types of derivatives permitted for hedging purposes. Our net assets are subject to financial statement translation into U.S. dollars. All of our financial statement translation-related impact from changes in foreign currency rates is recorded in other comprehensive income. Gains and losses from foreign currency transactions of the Company’s invested assets are reported in “Investment related gains (losses)” in the Condensed Consolidated Statements of Operations. The impact on net income resulting from a hypothetical 10% decrease in foreign currencies against the U.S. Dollar, net of the impact of foreign exchange hedging strategies, would not be expected to be material.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the design and operation of our disclosure controls and procedures were effective as of September 30, 2026 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the conditions of the affirmative defense provided by Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On November 11, 2026, the Company announced that Josh Feyissa, current Executive Vice President and Chief Operating Officer of American National Group Inc. (“ANGI”) will assume the role of President and Chief Executive Officer of ANGI and each of its insurance company subsidiaries, effective January 1, 2027. Mr. Feyissa will succeed Timothy Walsh, who will transition to a senior advisory role with the Company.

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
101
The following materials from American National Group Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Position, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Unaudited Consolidated Financial Statements.

104	The cover page from American National Group Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2026 formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 12, 2026	AMERICAN NATIONAL GROUP INC.

		By:	/s/ Reza Syed
Reza Syed
Chief Financial Officer & Executive Vice President